Form 10-Q
period 1993-12-26
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 1994-02-08
CIK 752431

______________________________________________________________________________

______________________________________________________________________________



               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549



                              FORM 10-Q



(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

          SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended December 26, 1993



                              OR



   / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

          SECURITIES EXCHANGE ACT OF 1934



For the transition period ended ________________ or ________________



Commission File Number 0-15323



                    NETWORK EQUIPMENT TECHNOLOGIES, INC.

           (Exact name of registrant as specified in its charter)



             Delaware                             94-2904044

     (State or other jurisdiction              (I.R.S. Employer

     of incorporation organization)         Identification Number)



                              800 Saginaw Drive

                           Redwood City, CA  94063

                               (415) 366-4400

               (Address, including zip code, and telephone number

                    including area code, of registrant's

                         principal executive offices)



          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange

Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.



                             Yes   X    No

                                 -----     -----



          The number of shares outstanding of the registrant's Common Stock,

$.01 par value, on December 26, 1993 was 16,827,827.



This document consists of 13 pages of which this is page 1.



______________________________________________________________________________

______________________________________________________________________________

                   NETWORK EQUIPMENT TECHNOLOGIES, INC.





                                INDEX

                                                                 Page

                                                                Number

                                                                ------



PART I.    Financial Information



     Item 1.   Financial Statements



               Condensed Consolidated Balance Sheet -

               December 26, 1993 and March 31, 1993 ...........    3



               Condensed Consolidated Statement of Operations -

               quarter and nine months ended December 26, 1993

               and December 27, 1992 ..........................    4



               Condensed Consolidated Statement of Cash

               Flows - nine months ended December 26, 1993

               and December 27, 1992 ..........................    5



               Notes to Condensed Consolidated Financial

               Statements .....................................    6



     Item 2.   Management's Discussion and Analysis of

               Results of Operations and Financial Condition .     7



PART II.   Other Information



     Item 5.   Other Information ..............................    11



     Item 6.   Exhibits and Reports on Form 8-K ...............    11



SIGNATURE .....................................................    12



EXHIBIT 11  Computation of Primary and Fully Diluted

            Earnings Per Share ................................    13

                         NETWORK EQUIPMENT TECHNOLOGIES, INC.

                         Condensed Consolidated Balance Sheet

                              (dollars in thousands)



                                                                           December 26,          March 31,

                                                                               1993                1993

                                                                            (unaudited)

                                                                            ----------          ----------


Assets

Current assets:

     Cash and cash equivalents                                               $ 24,953            $ 30,080

     Temporary cash investments                                                18,550              22,022

     Accounts receivable, net of allowances of $3,515 at

        December 26 and $3,819 at March 31                                     57,618              50,530

     Inventories                                                               27,770              23,755

     Prepaid expenses and other assets                                          5,380               5,276

                                                                             --------            --------

          Total current assets                                                134,271             131,663

Property and equipment, net of accumulated depreciation and

    amortization of $72,774 at December 26 and $60,959 at March 31             33,985              36,236

Software production costs, net of accumulated amortization of

    $17,367 at December 26 and $14,784 at March 31                              5,548               6,129

Other assets                                                                   10,297              12,568

                                                                             --------            --------

                                                                             $184,101            $186,596

                                                                             --------            --------

                                                                             --------            --------



Liabilities and Stockholders' Equity

Current liabilities:

     Accounts payable                                                        $ 18,732            $ 15,624

     Accrued liabilities                                                       33,595              38,100

     Notes payable and current portion of long-term obligations                   280               1,048

                                                                             --------            --------

         Total current liabilities                                             52,607              54,772

Other long-term obligations                                                         7                  52

Deferred income taxes                                                           1,824               1,824

7-1/4% convertible subordinated debentures                                     68,625              68,625

Stockholders' equity:

     Preferred stock, $.01 par value

          Authorized:  5,000,000 shares

          Outstanding:  none                                                      -                   -

     Common stock to be issued                                                    472               3,529

     Common stock, $.01 par value

          Authorized:  50,000,000 shares

          Outstanding:  16,828,000 shares at December 26 and

            16,042,000 shares at March 31                                         168                 160

     Additional paid-in capital                                                96,043              90,984

     Accumulated translation adjustment                                        (1,076)             (1,005)

     Accumulated deficit                                                      (34,569)            (32,345)

                                                                             --------            --------

          Total stockholders' equity                                           61,038              61,323

                                                                             --------            --------

                                                                             $184,101            $186,596

                                                                             --------            --------

                                                                             --------            --------




See Notes to Condensed Consolidated Financial Statements.

                         NETWORK EQUIPMENT TECHNOLOGIES, INC.

                    Condensed Consolidated Statement of Operations

                (in thousands, except per share amounts - unaudited)





                                                            Quarter Ended          Nine Months Ended

                                                        Dec. 26,    Dec. 27,     Dec. 26,    Dec. 27,

                                                          1993        1992         1993        1992

                                                       ---------   ---------    ---------   ---------


Revenue:

     Product revenue                                    $ 43,481    $ 40,078     $119,056    $121,422

     Service and other revenue                            17,764      16,032       51,781      40,118

                                                        --------    --------     --------    --------

          Total revenue                                   61,245      56,110      170,837     161,540



Cost of sales:

     Cost of product revenue                              18,305      15,483       49,713      46,881

     Cost of service and other revenue                    12,043      11,274       34,627      27,134

                                                        --------    --------     --------    --------

          Total cost of sales                             30,348      26,757       84,340      74,015



Gross margin                                              30,897      29,353       86,497      87,525



Operating expenses:

     Sales f marketing                                    17,760      15,697       50,959      45,720

     Research f development                                8,566       7,945       24,512      24,126

     General f administrative                              3,336       3,411       10,111      10,346

                                                        --------    --------     --------    --------

          Total operating expenses                        29,662      27,053       85,582      80,192



Income from operations                                     1,235       2,300          915       7,333



Other income (expense):

     Interest income                                         354         478        1,077       1,621

     Interest expense                                     (1,339)     (1,288)      (3,960)     (3,982)

     Other                                                    80        (304)        (256)       (602)

                                                        --------    --------     --------    --------



Income (loss) before income taxes                            330       1,186       (2,224)      4,370



Income tax provision (benefit)                               -           -            -           -

                                                        --------    --------     --------    --------



Net income (loss)                                       $    330    $  1,186     $ (2,224)   $  4,370

                                                        --------    --------     --------    --------

                                                        --------    --------     --------    --------



Net income (loss) per share:

     Primary and fully diluted                          $    .02    $    .08     $   (.13)   $    .28

                                                        --------    --------     --------    --------

                                                        --------    --------     --------    --------



Common and common equivalent shares outstanding:

     Primary and fully diluted                            16,829      15,808       16,711      15,642

                                                        --------    --------     --------    --------

                                                        --------    --------     --------    --------






See Notes to Condensed Consolidated Financial Statements.

                    NETWORK EQUIPMENT TECHNOLOGIES, INC.

               Condensed Consolidated Statement of Cash Flows

                         (in thousands - unaudited)





                                                                      Nine Months Ended

                                                                  Dec. 26,       Dec. 27,

                                                                    1993           1992

                                                                  --------       --------


Cash and Cash Equivalents at Beginning of Period                  $ 30,080       $ 20,132

Net Cash Flows from Operating Activities:

     Net income (loss)                                              (2,224)         4,370

     Adjustments to reconcile net income (loss) to cash

         provided by (used for) operations:

          Depreciation and amortization                             14,223         14,080

          Restricted stock compensation                                329            391

          Changes in assets and liabilities:

               Accounts receivable                                  (7,088)        (7,125)

               Inventories                                          (4,015)        (2,545)

               Prepaid expenses and other assets                      (104)         1,102

               Accounts payable                                      3,108          2,344

               Accrued liabilities                                  (4,668)            56

                                                                  --------       --------

          Net cash provided by (used for) operations                  (439)        12,673



Cash Flows from Investing Activities:

     Purchases of temporary cash investments                       (17,700)       (25,786)

     Proceeds from sales of temporary cash investments              21,172         26,241

     Additions to property and equipment                            (9,356)       (12,380)

     Additions to software production costs                         (2,035)        (2,576)

     Other                                                           2,271            409

                                                                  --------       --------

          Net cash used for investing activities                    (5,648)       (14,092)



Cash Flows from Financing Activities:

     Sale of common stock                                            2,444          3,456

     Repurchase of common stock                                       (600)           -

     Repayments of borrowings                                         (813)        (1,395)

     Other                                                             (71)          (796)

                                                                  --------       --------

          Net cash provided by financing activities                    960          1,265

                                                                  --------       --------



               Net decrease in cash and cash equivalents            (5,127)          (154)

                                                                  --------       --------



Cash and Cash Equivalents at End of Period                        $ 24,953       $ 19,978

                                                                  --------       --------

                                                                  --------       --------



Other Cash Flow Information:

     Cash paid (refunded) for:

          Interest                                                $  5,127       $  5,226

          Income taxes                                            $     94       $ (1,415)






See Notes to Condensed Consolidated Financial Statements.

                NETWORK EQUIPMENT TECHNOLOGIES, INC.

        Notes to Condensed Consolidated Financial Statements

                 (December 26, 1993 - unaudited)





1.    In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of December 26, 1993, and the results of operations and cash flows for the quarter and nine months ended December 26, 1993 and December 27, 1992.  These statements should be read in conjunction with the March 31, 1993 consolidated financial statements and notes thereto.



      The results of operations for the quarter and nine months ended December

26, 1993 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1994.



2.    Inventories consist of (in thousands):

      [CAPTION]

                                  December 26,     March 31,

                                     1993            1993

                                  (unaudited)

                                   --------        --------

     [S]                            [C]             [C]

     Purchased components           $11,476         $ 9,824

     Work-in-process                 13,456          11,602

     Finished goods                   2,838           2,329

                                    -------         -------

                                    $27,770         $23,755

                                    -------         -------

                                    -------         -------





3.    Net income (loss) per share has been computed based upon the weighted average number of common and common equivalent shares outstanding.  For primary earnings per share, common equivalent shares include, if dilutive, the incremental shares issuable upon the assumed exercise of stock warrants and options.  For fully diluted earnings per share, common equivalent shares will also include, if dilutive, the effect of incremental shares issuable upon the conversion of the 7-1/4% convertible subordinated debentures and net income will be adjusted for the interest expense (net of income taxes) related to the debentures.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS

               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION





RESULTS OF OPERATIONS



The following table depicts selected data derived from the consolidated statement of operations expressed as a percentage of revenue for the third quarter and first nine months of fiscal years 1994 and 1993:





                                            Quarter Ended     Nine Months Ended

                                          Dec. 26, Dec. 27,   Dec. 26, Dec. 27,

Percent of Revenue                          1993     1992       1993     1992

- - ------------------                         -----    -----      -----    -----




Product revenue                             71.0     71.4       69.7     75.2

Service and other revenue                   29.0     28.6       30.3     24.8

                                           -----    -----      -----    -----

     Total revenue                         100.0    100.0      100.0    100.0

                                           -----    -----      -----    -----



Product revenue gross margin                57.9     61.4       58.2     61.4

Service and other revenue gross margin      32.2     29.7       33.1     32.4

                                           -----    -----      -----    -----

     Total gross margin                     50.4     52.3       50.6     54.2

                                           -----    -----      -----    -----



Sales and marketing                         29.0     28.0       29.8     28.3

Research and development                    14.0     14.2       14.3     14.9

General f administrative                     5.4      6.1        5.9      6.4

                                           -----    -----      -----    -----

     Total operating expenses               48.4     48.2       50.1     49.6

                                           -----    -----      -----    -----



Income from operations                       2.0      4.1         .5      4.5

                                           -----    -----      -----    -----



Net income (loss)                             .5      2.1       (1.3)     2.7

                                           -----    -----      -----    -----

                                           -----    -----      -----    -----




REVENUE



Total revenue for the third quarter and first nine months of fiscal 1994 increased 9.2% and 5.8%, respectively, from the comparable periods in the prior year.  The quarter-over-quarter increase is comprised of a $3.4 million,

or 8.5%, increase in product revenue and a $1.7 million, or 10.8%, increase in service and other revenue.  The quarter-over-quarter increase in product revenue is attributable to growth in all three of the Company's major distribution channels--Domestic Commercial, Federal, and International.  On a

year-to-date basis, however, product revenue decreased $2.4 million, or 1.9%

from the first nine months of fiscal 1993.  This decline is primarily a result of a 21.2% decrease in product sales to international customers, which reduced international product revenue as a percent of total product revenue to 25.1%

from 31.2% in the comparable period of the prior year.  The current level of proposal activity in Europe may indicate some potential improvement in international sales activity for the fourth quarter of fiscal 1994.

The increase in service and other revenue for the third quarter and first nine months of fiscal 1994 of $1.7 million and $11.7 million, respectively, is attributable to both continued increases in the installed base of the

Company's products and to system integration activities in support of product sales to the U.S. government.



GROSS MARGIN



Total gross margin as a percentage of total revenue decreased to 50.4% and

50.6%, respectively, in the third quarter and first nine months of fiscal 1994 from 52.3% and 54.2% in the comparable periods of fiscal 1993.  This decline in gross margins was a result of the decrease in product gross margins to

57.9% and 58.2%, respectively, for the third quarter and first nine months of fiscal 1994 from 61.4% for the comparable periods of the prior year.  The quarter-over-quarter decline resulted primarily from a decrease in standard margins as a result of discount programs, which encouraged new customer purchases and upgrades of the Company's equipment by existing customers.  The year-to-date decline in product gross margin as compared to the first nine months of fiscal 1993 resulted primarily from unfavorable manufacturing variances resulting from lower production volumes.  Year-to-date, the decline in margin due to increased discounts was more than offset by a favorable sales channel mix.



Service and other gross margin increased to 32.2% and 33.1% for the third quarter and first nine months of fiscal 1994 from 29.7% and 32.4%,

respectively, for the comparable periods of the prior year.  The increase is largely attributable to increases in service revenue outpacing increases in service costs.



Historically, product shipments have been concentrated close to the end of each quarter.  Delays in product shipments or in closing significant sales near the end of a quarter could cause quarterly revenue, and, to a greater degree, gross margin, to vary.  As a result, product revenue and gross margin may be negatively affected by such production flows and volumes.

Additionally, product mix within channels can have an impact on product gross margins.  On an overall basis, total gross margin is also affected by changes in the revenue mix between product revenue (higher margin) and service and other revenue (lower margin).



OPERATING EXPENSES



Operating expenses in the third quarter and first nine months of fiscal 1994 increased $2.6 million and $5.4 million, respectively, from the comparable periods of fiscal 1993.  Operating expenses for the first nine months of fiscal 1994 as compared to the comparable period of fiscal 1993 have increased slightly as a percentage of revenue to 50.1% from 49.6%.

Sales and marketing expense increased by $2.1 million and $5.2 million,

respectively, in the third quarter and first nine months of fiscal 1994.  This expense has also increased as a percentage of total revenue, to 29.0% and

29.8% for the third quarter and first nine months of fiscal 1994, from 28.0%

and 28.3%, respectively, in the comparable periods of fiscal 1993.  These increases are primarily the result of the addition of personnel to support expansion of the sales infrastructure and increased sales commissions.



Research and development expense increased by $.6 million and $.4 million,

respectively, in the third quarter and first nine months of fiscal 1994 from the comparable periods in fiscal 1993.  As a percentage of total revenue,

research and development expense decreased slightly to 14.3% on a year-to-date basis from 14.9% in the comparable period of fiscal 1993.  The increase in spending is primarily attributable to development of ATM products in our

ADAPTIVE Division, which was partially offset by development funds received as a result of the Company's ATM development agreement with Ericsson Business

Networks AB.  During the third quarter and first nine months of fiscal 1994,

$.7 million and $2.0 million, respectively, of software costs were capitalized as compared to $.9 million and $2.6 million, respectively, in the comparable periods of fiscal 1993.  Management plans to continue funding research and development efforts at levels necessary to advance product programs.



General and administrative expense remained relatively flat in absolute dollars and consequently decreased slightly as a percentage of total revenue in the third quarter and first nine months of fiscal 1994 from the comparable periods of fiscal 1993.



Net non-operating expense in the third quarter and first nine months of fiscal

1994 has remained fairly flat as compared to the respective periods of fiscal

1993.



Income Taxes



No tax expense was recorded by the Company for the net income of $330 thousand reported in the third quarter.  No tax benefit was recognized by the Company for the net loss of $2.2 million for the first nine months of fiscal 1994 due to the uncertainty surrounding the timing of realizing this benefit in future profitable periods.





LIQUIDITY AND CAPITAL RESOURCES



As of December 26, 1993, the Company had cash, cash equivalents and temporary cash investments of $43.5 million, as compared to $52.1 million as of March

31, 1993.  Net cash used for operations of $.4 million for the first nine months of fiscal 1994 resulted primarily from expenditures related to the restructuring and other non-recurring charge recorded in the fourth quarter of fiscal 1993, the increase in accounts receivable due to increased sales and payment of interest on the convertible subordinated debentures.

Net cash used for investing activities of $5.6 million for the first nine months of fiscal 1994 consists primarily of purchases of property and equipment, offset partially by net sales of temporary cash investments.



Net cash provided by financing activities of $1.0 million for the first nine months of fiscal 1994 is composed primarily of the sale of common stock,

offset partially by repayments of borrowings and the repurchase of 80,000 shares of common stock.



The Company has been authorized to repurchase up to one million shares of common stock.  These purchases may be made on the open market from time to time at price levels the Company deems appropriate.



As of December 26, 1993 the Company had available an unsecured $10.0 million line of credit.  Borrowings under this facility have been extended through

March 2, 1994 and bear interest at the bank's base rate (which approximates prime).  The Company is currently discussing the renewal of the line of credit agreement with the bank.  At December 26, 1993, there were no outstanding borrowings under the line of credit agreement.  In addition, if the remaining holders of N.E.T. warrants exercise their right to purchase common stock through March 1994, the Company would receive additional proceeds of up to

$15.1 million.  Management believes that current cash balances and cash flows from operations, together with available sources of financing, will be sufficient to fund domestic and international operations, purchases of capital equipment and research and development programs currently planned at least through the next fiscal year.

                                 PART II



                           OTHER INFORMATION







Item 5.   Other Information



          In late January the Company announced that it has signed a strategic cooperation agreement with Mitsui f Co. Ltd. for distribution and development of our ATM products in Japan.

          This agreement includes multi-million dollar funding to

          address current and future product capabilities.



          Also in January, John B. Arnold, a member of the Board of

          Directors of the Company since 1983, became Acting CEO and

          President.









Item 6.   Exhibits and Reports on Form 8-K



          (a)  Exhibits



               Exhibit 11:  Statement re: Computation of Primary and

               Fully Diluted Earnings Per Share.



          (b)  Reports on Form 8-K



               No report on Form 8-K was filed by the Company during

               its fiscal quarter ended December 26, 1993.

                              SIGNATURE





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





(REGISTRANT)             NETWORK EQUIPMENT TECHNOLOGIES, INC.





BY (SIGNATURE)           /s/ Craig M. Gentner





(NAME AND TITLE)         Craig M. Gentner

                         Senior Vice President and Chief Financial

                         Officer and Secretary

                         (Principal Financial and Accounting Officer)





(DATE)                   February 7, 1994