Form 10-K/A
period 1994-03-31
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 1994-06-28
CIK 752431

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
   /X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1994

                                      OR

   / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-15323

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                94-2904044
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                 Identification No.)

                               800 SAGINAW DRIVE
                         REDWOOD CITY, CALIFORNIA 94063
                                 (415) 366-4400
  (Address of principal executive offices, including zip code, area code, and telephone number)

          Securities registered pursuant to Section 12(b) of the Act:

    COMMON STOCK, $0.01 PAR VALUE               NEW YORK STOCK EXCHANGE
        (TITLE OF EACH CLASS)               (NAME OF EACH EXCHANGE ON WHICH
                                                       REGISTERED)

          Securities registered pursuant to Section 12(g) of the Act:

                   7 1/4% CONVERTIBLE SUBORDINATED DEBENTURES
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.               Yes   X  No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [     ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on May 31, 1994 was $126,399,060.

     The number of shares outstanding of the Common Stock, $0.01 par value, on May 31, 1994 was 17,142,693.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     The registrant's Annual Report to Stockholders for the fiscal year ended March 31, 1994 is incorporated by reference in Parts I, II and IV of this Form 10-K to the extent stated herein. The registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on August 9, 1994 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                      Exhibit Index is located on page 20.
===============================================================================

                                     PART I

ITEM 1.  BUSINESS

     Network Equipment Technologies, Inc. ("N.E.T." or "the Company") is headquartered in Redwood City, California, has more than 1,100 employees and supports networks in over 50 countries. The Company was incorporated in California in 1983 and reincorporated in Delaware in 1987. Its common stock is traded on the New York Stock Exchange. N.E.T.'s primary mission is to be the premier supplier of enterprise networks for information-intensive organizations and multinational Value-Added Network ("VAN") service providers worldwide.

     For over a decade, N.E.T. has manufactured and supported products for wide-area ("WANs") networks. Many of the largest and most successful service providers and end-user organizations in the world rely on N.E.T.TM products to provide cost-effective and reliable digital communications services. Integrating data, voice, video and image applications, N.E.T. products support a wide range of technologies including ATM, SONET, frame relay, ISDN and internetworking. Designed for reliability, flexibility and compliance with domestic and international standards, N.E.T. products are backed by an extensive service and support infrastructure.

INDUSTRY BACKGROUND

     N.E.T.TM was formed in 1983 to take advantage of several fundamental developments in the market for telecommunications products and services. These changes began in the United States, and included significant opportunities created by deregulation of the telecommunications industry, the breakup of AT&T and availability of high-capacity leased, dedicated telecommunications lines, referred to as digital transmission facilities or "circuits". Many countries have since experienced similar changes in their telecommunications environment.

     In the early-80s, AT&T and the Regional Bell Operating Companies ("RBOCs") introduced "T1" circuits, operating at 1.544 megabits per second ("Mbps"). This greatly expanded the digital circuit capacity available to private network users in the US, and offered significant price/performance advantages over services then available from AT&T and the RBOCs. The effect this had on how business was conducted, and the opportunity it presented for companies like N.E.T. can be illustrated by looking at the US experience. However, a similar situation exists in other regions of the world.

     Reliable transmission of voice and data traffic is of great importance to major businesses and government agencies, particularly those that rely heavily on moving information from place to place. For many of these organizations, such as banks, brokerage houses, airlines, and parcel delivery services, loss of applications or transmission capability due to failed communications networks could result in a significant loss of revenue. By the mid-80s, some of these organizations began to move their high volume, critical applications, such as funds transfers, customer billings, automated teller and airline reservations, away from public networks and application-specific networks and onto integrated private networks built around fully dedicated circuits to achieve greater reliability and cost savings. Such WANs, or backbone networks, quickly became critical to the success of these enterprises.

     These developments presented an opportunity for companies like N.E.T. to design, manufacture and sell a new class of product to manage the increasing amounts of bandwidth -- often referred to as a "bandwidth manager" or "T1 multiplexer". In the early years, N.E.T. described its bandwidth manager as a Transmission Resource Manager ("TRM"), since its primary purpose was to manage transmission resources, enabling an enterprise to consolidate multiple independent voice and data networks onto a single integrated backbone, in order to reduce transmission costs and provide a more reliable and more flexible communications solution.

     Certain of the Company's TRM products have broadened in scope in recent years to manage communications resources. This evolution has involved the expansion of interface types and the integration of packet-over-circuit functionality into some of N.E.T.'s TRM products. Now the Company uses the term Communications Resource Manager ("CRM") to more accurately describe such products.

     The first member of the N.E.T. family of CRMs, known as the Integrated Digital Network Exchange ("IDNX"), shipped in 1985. From the beginning, IDNX(R) CRMs have performed three major functions: multiplexing, routing and network management. Multiplexing is the process of aggregating streams of voice, data, image and/or video from multiple sources for transmission over circuits. Routing refers to the selection of the path that most efficiently utilizes the network depending on the priority of the transmission, the condition of the network and the volume of network traffic. Re-routing is the ability to dynamically route existing network traffic around a failed circuit rapidly enough to keep the end-to-end connection intact. Network management involves data collection, analysis, decision making and presentation of information to allow the user to view, control and manage the network's multiplexing, routing and other functions to its fullest operational and economic potential.

     Several manufacturers of T1 multiplexers, including N.E.T., grew rapidly in the mid-to-late 1980's. As the industry has grown, the marketplace has been very dynamic. There are several important changes which have taken and are continuing to take place.

     The increasing "internationalization" or "globalization" of businesses and an increasing liberalization or deregulation of carrier services outside the US have propelled the industry toward a worldwide focus, expanding opportunities for companies like N.E.T., with products designed to meet worldwide standards. In many countries, the national Post Telegraph and Telephone Organization ("PTT" or "PTO") began providing digital circuits. Now, as the provision of telecommunications products and services has been or is being deregulated, other common carriers are offering digital circuits, on a national and international basis.

     During the 80s, circuits at 64 kbps and "E1" circuits, operating at 2.048 Mbps became available within many countries, with international circuits typically operating at specific multiples of the 64 kbps rate. To meet the growth in bandwidth requirements during the 90s, some PTTs or PTOs are providing private network users with "E3" circuits, operating at 34.368 Mbps (with bandwidth capacity equivalent to 16 E1s, but priced lower).

     Meanwhile, in the US, bandwidth requirements continued to grow too. By the early-90s, "T3" circuits, operating at 44.736 Mbps (with bandwidth capacity equivalent to 28 T1s, but priced lower), were beginning to be used for private networks.

     It is expected by N.E.T. that this trend of leasing digital circuits of increasing capacity will continue, as high capacity optical fiber utilizing Synchronous Optical Network ("SONET") standards becomes the backbone of the carrier networks in the US. SONET broadband transmission uses the optical carrier ("OC") range including OC-1 (51.480 Mbps), OC-3 (155 Mbps), OC-12 (622
Mbps) and higher rates. In Europe, there is a different set of broadband standards based on the Synchronous Digital Hierarchy ("SDH"). In anticipation of this trend, N.E.T. developed its SONET Transmission ManagerTM ("STMTM") Broadband Network Switch to extend bandwidth management capabilities into the broadband arena. The STM is designed for US applications, handling T1 and T3 lines initially, but is capable of supporting higher OC rates as the market for SONET networks expands.

     At the same time, and at the other end of the capacity scale, the benefits which have been realized by larger, central sites are being desired by smaller, branch sites of information-intensive organizations. As a result, an increasing demand for smaller access multiplexers has emerged. N.E.T. recently introduced a version of the IDNX -- known as the IDNX/Micro 20 -- to address this growing segment of the market.

     The proliferation of local-area networks ("LANs") that interconnect computers within an office building or campus environment has created a demand for connectivity solutions that promote communications among LANs across WANs. In the 90s the proportion of traffic on the WAN which originates from LANs has been increasing steadily. The Company believes this trend will continue as more and more powerful computing takes place at the desktop, and the increasing globalization of enterprise activities results in users becoming less sensitive to distance considerations and more used to sharing data between geographically remote locations. N.E.T. has developed internetworking capabilities which operate within the IDNX products to facilitate access to the WAN for LAN traffic. As technology continues to evolve, the differences between LANs and WANs are rapidly dissipating. The evolution of products incorporating technology that facilitates this incipient merging of WANs and LANs is expected in the 1990s to significantly affect how enterprises structure and implement their communications networks and, therefore, to dramatically affect the markets in which N.E.T. competes.

     A cell relay-based technology -- Asynchronous Transfer Mode
("ATM") -- offers the ability to provide architectural consistency across the boundaries of LANs and WANs. ATM technology is increasingly viewed as the fundamental networking technology of the future. As a result, the evolution and implementation of ATM technology and standards related to that technology are expected to affect the success of future networking products offered by N.E.T. and its competitors. N.E.T. plans to integrate ATM technology into its core product offerings and into its next generation products, thereby providing a seamless enterprise network. The Company has developed an ATM switch for the embryonic ATM LAN backbone marketplace, and is working on ATM WAN systems for next generation backbone networks. Using ATM, N.E.T.'s enterprise networks reach beyond the wide-area to include campus networking.

     Carriers are beginning to offer new high bandwidth switched services -- often provided on an as-needed or "dial-up basis". These dial-up services are creating a demand for network devices to intelligently use and manage these switched services in conjunction with private enterprise networks -- referred to as providing "bandwidth-on-demand". The availability of such services has blurred the line between public and private networks, making hybrid networking (a mix of public and private solutions) more common. In response to this demand, N.E.T. has developed a module which provides bandwidth-on-demand functionality within the IDNX CRM, using Integrated Services Digital Network ("ISDN") technology.

     In short, the explosion of communications technology and capacity, coupled with creative utilization of that technology by competitors and users, has dramatically increased the complexity of the markets in which N.E.T. competes. The Company does not anticipate that this increasing complexity will abate anytime in the foreseeable future.

     In addition, there is an increasing demand on the part of customers for "outsourcing" portions of their private networks. This means they are asking carriers and others to provide both transmission services and the acquisition and management of the equipment that interfaces to those transmission services. As a result, carriers are playing a larger and larger role in the industry, as they expand to provide enterprise network solutions which were previously handled "internally" by enterprises. This expansion of carrier responsibility into areas of the market where N.E.T. has traditionally been active has resulted in N.E.T. working more closely with carriers as a variety of joint opportunities emerge.

     During the last decade, competition has steadily increased as the networking marketing has grown and the importance of networking to end-user client organizations has increased. While several companies have failed or been merged, many new entrants have taken their place and, like N.E.T., existing companies have expanded their offerings. As a result, N.E.T. feels that the industry today is more competitive than ever (see "Competition" below).

COMPANY STRATEGY

     Recently N.E.T. has chosen to focus on two strategic markets, where the Company has experienced success to date, and believes there are continuing opportunities in the future. The Company has targeted enterprise networks for information-intensive organizations and multinational VAN service providers worldwide. The Company's strategy is to focus its products, support and distribution capabilities to address the needs of these specific market segments. Products designed for these markets will be the primary focus for research and development ("R&D") resources. The Company, however, does see opportunities in a few distinct tactical markets, and a review of development priorities revealed that N.E.T.'s initiatives in these markets may benefit from R&D funds spent on the more strategic markets. Therefore, the Company plans to manage the handful of currently identified tactical markets by leveraging existing products and planned development.

     The Company's sales strategy has been to reach the top 1,000 communications users worldwide by employing a highly trained direct sales force in the US and the UK, as well as leveraging sales through additional distribution channels worldwide. As part of the sales process, N.E.T. or distributor personnel consult extensively with customers concerning their network needs. Company personnel also provide support and training to customers and distributors of the Company's products.

     The Company believes that information-intensive organizations have a wide range of communication requirements that determine their networking needs. For example, these needs may range from handling very dense communications traffic among relatively few locations, to handling less dense communications traffic at many more locations further from the network's hubs, to managing the interconnection of LANs to WANs. The Company believes that organizations beyond the top 1,000 users represent an increasing percentage of the potential users of its currently available and planned products, particularly those in the broadband and access environments. As a result, the Company recognizes the need to increasingly focus its products and its distribution capabilities on reaching and meeting the needs of its current and potential customers. Failure to keep pace with technological developments, marketing programs and distribution capabilities of competitors would negatively affect the Company's performance. The Company relies on distribution agreements with a number of partners, outlined under "Marketing and Customers" below.

     The Company's product and services strategy is to provide sophisticated transmission, network management and connectivity applications and solutions. N.E.T.'s core IDNX products provide transmission solutions aimed at T1, E1, T3 and E3 transmission elements of the network. Its access products (ADNXR/48TM, SPXTM and IDNX/Micro 20 product lines) provide cost effective connectivity from smaller locations with relatively lower capacity requirements. Members of the STM family incorporate SONET switching matrices and are certified by AT&T for compatibility with its Accunet T1.5, FT45 and T45 services. The STM product family provides transmission management solutions targeted at T1, fractional T3 and T3 traffic running on metropolitan and wide-area transmission backbone networks for major enterprises and cellular network providers. The Company's network management products and services enhance operator visibility into network conditions, permitting greater control and management of networks. N.E.T.'s internetworking products enhance connectivity and interoperability among devices that transmit information between LANs across WANs.

     In 1992 N.E.T. introduced one of the industry's first commercially available ATM products, the ATMXTM switch, to provide high capacity data networking solutions for campus data backbones as well as for high performance workgroups using workstations and servers. A key element in N.E.T.'s product strategy is the use of ATM technology in the Company's next generation products. ATM technology is a defined standard for cell switching, a form of fast packet switching based on the use of short, fixed length packets called cells. The ATM cell format was specified with the intent that ATM networks could simultaneously accommodate the transmission of voice, video and data. Over the next ten years, ATM technology is expected by the Company and industry analysts to become the basis for the building of seamless enterprise networks. This technology will support the bandwidth requirements of high performance desktop devices running multimedia applications. It will also provide flexible allocation and utilization of bandwidth for wide-area networks. Thus, ATM is the first technology that offers a consistent network architecture for building worldwide networks. N.E.T. has made significant investments in this technology in anticipation of the development of LAN and WAN markets for ATM-based products. The markets for ATM LAN backbones and ATM WANs in 1994 are both still embryonic but growing. Major carriers are running pilot ATM projects across the wide-area, and leading-edge enterprises and educational institutions are installing and operating ATM test-beds, primarily for campus applications. The Company's sales strategy is built in part around the need to provide a migration path which allows existing clients to evolve their backbone networks to incorporate ATM technology as appropriate in the future, while protecting their network investment to date.

     N.E.T. believes it must continue to focus its product lines to meet the needs of its strategic markets. This may be done either through internal development, the acquisition of technology or association with entities whose technologies or product offerings complement its own. The Company has entered into a number of agreements relating to the development, license or purchase of technology to extend the reach and functionality of the Company's product lines in areas such as SONET switching, T3 transmission, resource management capability, LAN interoperability, SNA connectivity, network access products, management applications and connectivity between private and public networks.

     A high level of continuing client support is integral to the Company's strategy of providing long-term support and developing long-term relationships with customers. See "Customer Service and Support" below. The Company's strategic relationships involve links with equipment manufacturers and resellers, global carriers and service providers in the enterprise and carrier arenas worldwide. Objectives of these relationships vary, ranging from technology licensing agreements, to joint product development plans and sales and marketing programs. See "Marketing and Customers" below.

PRODUCTS

     The Company has a single Engineering and Manufacturing organization responsible for all the Company's products. These products are described below in product line groupings.

     IDNX Communications Resource Managers. The IDNX product family combines multiplexing, routing and network management functions and is designed to allow the largest users of voice and data communications to achieve the full potential from wide-area networks in a highly cost-effective manner. IDNX CRMs, located at the communication-intensive sites of N.E.T.'s customers, manage voice, data, image and video transmissions over multi-vendor equipment used by the customer. These CRMs operate regardless of the type of transmission line used or the carrier from which the line is obtained. For example, a line could be fiber, coaxial cable, microwave or satellite, and this line could be provided by an Inter-Exchange Carrier ("IXC"), RBOC, or other common carrier.

     The IDNX CRM, also referred to as a "node", interfaces with the customer's equipment (for example, computers, private branch exchanges or "PBXs" and video devices) and dedicated transmission lines or "trunks" connected to other customer facilities or to various public communications services. IDNX-based networks can be configured and automatically reconfigured in a wide variety of complex network topologies (connection patterns) including point-to-point, ring, star and fully interconnected mesh to accommodate the user's evolving requirements. Multiple IDNX nodes can be installed at a single customer site to provide additional capacity.

     The IDNX product line currently consists of five functionally similar and compatible CRM models that support a range of voice and data applications and capacities:

     - The IDNX/90 is N.E.T.'s largest and most powerful and expandable CRM. It manages communications at T3/E3, T1/E1 and lower transmission speeds. The IDNX/90 serves as the IDNX platform for high speed applications requiring multi-megabit per second transmission rates.

     - The IDNX/70 is an expandable CRM that manages communications at T1/E1 and lower speeds, with a total capacity of up to 128 slots and 256 Mbps, sufficient to support up to 96 trunks.

     - The IDNX/20 is a smaller CRM that manages communications at T1/E1 and lower speeds, with a total capacity of up to 24 slots and 32 Mbps, sufficient to support up to 15 trunks.

     - The IDNX/20S is an 8 slot CRM, available in a number of pre-defined options with the possibility of adding additional modules in an extra 12-slot shelf. This is a low cost backbone extension device and can be used for building even smaller wide-area networks, with a total capacity of up to 20 slots and 32 Mbps.

     - The IDNX/Micro 20 is the newest and smallest member of this family, which has been designed as an Integrated Access Multiplexer. It can also be used by smaller organizations for building low-cost networks that provide the functionality and support for business applications found in the larger, more expensive networks.

     Each of these models can be configured to handle different numbers of digital trunk lines between nodes and to provide different functions and interfaces. Unlike most time division multiplexing bandwidth managers, N.E.T.'s IDNX CRM models use efficient bandwidth allocation algorithms, assigning bandwidth only as necessary to accommodate specific user requirements, rather than wasting valuable bandwidth by allocating it in predetermined segments.

     IDNX Packet-Over-Circuit Products. N.E.T. offers products in the form of hardware modules with appropriate software code, which can be installed in the IDNX CRM platform and enable packet-traffic as well as circuit-traffic to be managed in the most efficient way. This family of modules, known as the Packet Exchange ("PX") family, provides support for internetworking activities and switched services. There are three main product types, each of which has a range of performance capabilities which vary according to PX hardware platforms and software releases:

     - The LAN/WAN ExchangeTM ("LWX") is an integrated packet-switching module that resides within the IDNX CRM. When installed with the appropriate software, the LWX module provides multiprotocol routing with concurrent bridging support to interconnect geographically dispersed LANs over a WAN. It enhances connectivity among devices that transmit information LAN to WAN and LAN to LAN, and supports connections to local Ethernet or Token Ring interfaces, as well as remote LWX modules, standalone routers, packet-switching services or IBM controllers. It is designed to support multiple LAN communication routing protocols and to allow bridging among LANs based on the Ethernet/IEEE 802.3, as well as among LANs based on the Token Ring/IEEE 802.5 standards. The LWX was the first packet switching product to be integrated into the IDNX product line. It incorporates software licensed to N.E.T. by Cisco Systems.

     - The Frame Relay ExchangeTM ("FRXTM") is a frame relay switching node that resides within the IDNX CRM. When installed with the appropriate software, the FRX DCE interface provides frame relay access to bridges, routers (including the LWX), front-end processors, or other devices that support the frame relay DTE interface. In this way, the FRX allows the integration of traffic from many different sources onto a consolidated frame relay backbone, and provides an efficient, effective transport mechanism for a variety of traffic types. The FRX DTE interface is designed for connection to public frame relay networks, which in some cases appears to provide an interim step for clients who are considering moving their traffic onto public ATM services in the future.

     - The Integrated Services Digital Network ExchangeTM ("ISDNXTM") is an ISDN server module that resides within the IDNX CRM. It supports ISDN circuit switching and routing capabilities and enables a variety of customer premise equipment ("CPE") devices, such as PBXs, video codecs, routers and front-end processors to connect to the IDNX CRM via an industry-standard Primary Rate Interface ("PRI"). The signaling capabilities of the ISDNX provide an intelligent connection between the IDNX CRM and the CPE. This signaling connection enables an enterprise IDNX network to function as an Enterprise ISDN, offering ISDN services to the attached ISDN CPE. This means that bandwidth can be assigned as needed to voice, data, image and video traffic. The ISDNX module thus implements Dynamic Switched Bandwidth On Demand, within the domain of existing IDNX networks. This changes the enterprise network environment dramatically, introducing flexibility for network connections, and allowing the use of ISDN functions independent of the ISDN services available from public carriers.

     FrameXpress. This family of scalable, standards-based products is designed to provide frame relay solutions ranging from high-speed backbone switching to remote standalone access. The FrameXpress platform uses the same data and internetworking modules as N.E.T.'s family of IDNX Communications Resource Managers, providing a growth path for future applications, as well as a migration path to ATM as N.E.T.'s products evolve to use this technology. FrameXpress products can help to increase network efficiency and simplify network management by consolidating SNA and LAN traffic over a single frame relay network. The FrameXpress can also reduce communications costs and simplify traditional router networks by allowing multiple network devices to share a common WAN interface. FrameXpress network management systems include accounting features which facilitate usage-based billing for frame relay networks.

     Members of the FrameXpress family are compatible with public and private frame relay network standards, and the integral routing and bridging capabilities allow use of these products both as integrated routers and frame switches. The FrameXpress platform can also carry non-frame relay traffic, such as voice and video, when optioned with additional interface modules.

     Currently there are three members of the FrameXpress family:

     - The FrameXpress 4000 is N.E.T.'s largest and most powerful FrameXpress node. It is designed for use in backbone sites or as a frame relay hub site, handles trunking speeds up to T3/E3 rates, and supports up to 256 frame relay ports.

     - The FrameXpress 2000 is designed for use in regional or hub sites that require frame relay connectivity and supports up to 128 frame relay ports.

     - The FrameXpress 1000 extends the benefits of network traffic consolidation and bandwidth efficiencies to smaller sites and supports up to 24 frame relay ports.

     The FrameXpress nodes include Simple Network Management Protocol ("SNMP") agents and can be managed by a single management station that provides central, local and remote management. There are two network management tools available:

     - The FrameXpress Node Manager is a graphical management tool that enables network managers to remotely review network events and make network modifications. When used with the latest FrameXpress software, simple point-and-click access is provided to forms-based network queries.

     - The FrameXpress Accountant is a tool that gathers and stores information about network usage. This data can be accessed to support activities involving detailed traffic analysis, such as billing and capacity planning.

     IDNX Network Management Products and Services. N.E.T. offers a range of network management products as well as service and support arrangements. The Company's network management products enhance a customer's ability to control and monitor its network and to diagnose and respond to changes or failures in equipment and transmission resources in the network. Network management products are designed to allow organizations to increase the productivity and responsiveness of their network and of their telecommunications staff, thereby increasing efficiency and reducing cost.

     N.E.T. has three main network management products for IDNX backbones:

     - The NetOpenTM 5000 network management system is a multi-user monitoring and control system for the IDNX CRM and integral applications modules such as the LWX, FRX and ISDNX. The user interface presents color graphic representations of the network topology and network elements. The NetOpen 5000 System provides real-time monitoring, control and management of IDNX networks and allows the monitoring of certain internetworking and access products.

     - The NetOpen/Circuit Manager gives a telecommunications department the ability to partition the N.E.T.-managed physical backbone network into multiple, independent virtual networks. Software partitioning allows multiple groups to independently use such a single, enterprise-wide physical network, providing greater economies of scale than many small networks.

     - The Expert Fault Management System ("EFMS") is a software application which may operate co-resident and concurrent with the NetOpen 5000 network management system. EFMS uses expert systems technology to automatically monitor IDNX network activity and to detect problems in transmission lines, IDNX equipment and channel service units in the network. EFMS automatically performs diagnostic procedures to determine the source of detected problems, makes repair recommendations and creates a record of the foregoing.

     STM Broadband Network Switches. The STM broadband network switch is designed to provide advanced networking functionality for broadband communications. The STM node provides fast switching of wideband and broadband circuits utilizing a low delay SONET switching matrix. With its broadband switching capacity, intelligent networking, inverse multiplexing and compliance with carrier services, the STM is designed to accommodate hybrid public/private networking. The STM provides high service availability and simplifies network management and operation through end-to-end connection management and dynamic connection reroute and restoration. A network based on the STM switch provides an effective, reliable and flexible wide-area communications infrastructure capable of supporting mainframe channel extension, high speed router, CAD/CAM and other applications requiring high capacity transport. An STM network can also integrate traffic from T1 based devices, including videos, PBXs, routers and T1 multiplexers. Connectivity is provided via several different interfaces. Information-intensive enterprises and carriers are using STM networks for regional and wide-area backbone networks.

     The basic building block of the SONET hierarchy, at a data rate of 51.480 Mbps, is the Synchronous Transport Signal level 1 ("STS-1"). Each STS-1 supports traffic from a single T3, or from 28 T1s. There are five members of the STM family, with switching capacity rated in number of STS-1s:

     - The STM/E26 is the largest of N.E.T.'s STM family and was introduced in the spring of 1994. The STM/E26 has a switching capacity of up to 26 STS-1s, to support the broadband communications requirements of the largest sites.

     - The STM/E18 (formerly known as the "STM/18") was the first member of this family, introduced in the fall of 1991. It has a switching capacity of up to 18 STS-1s, and is designed to meet the broadband communications requirements of larger sites.

     - The STM/E12 was introduced in the spring of 1994 and has a switching capacity of up to 12 STS-1s.

     - The STM/S8 (formerly known as the "STM/S") was introduced early in 1993 as a solution for smaller sites. It has the same features as the larger STM and has a switching capacity of 8 STS-1s.

     - The STM/S12 was introduced in the spring of 1994 as an alternative solution for smaller sites, with a switching capacity of 12 STS-1s.

     An STM network can be managed using the following network management systems:

     - The Node Operations Console ("NOC") allows configuration, control and monitoring of all STM network nodes. The NOC system provides monitoring, reporting and control capabilities using a simple windowing user interface with pull-down menus and preset forms. NOC software runs on low end SUN/SPARC workstations.

     - The Broadband Operations System ("BOS") provides a color graphical representation of STM nodes and the STM network. The views provide a dynamic, graphical representation of object states, view icons and LED symbols that change color to reflect alarm conditions. The graphical views simplify frequently used network operations tasks: for example, many of the reports which are accessible using commands on NOC, are quickly available using pop-up menus on BOS.

     SPX Statistical Multiplexers. The Company's SPX multiplexers provide low capacity networking for independent low to medium volume data networks with an upgrade path to higher capacity and functionality.

     - The Series 2000 and SPX lines of statistical multiplexers interconnect multiple sites that require asynchronous data communication. The SPX intelligent multiplexers include the 400 series of products, which provide TCP/IP and DEC LAT local-area network connectivity to an SPX network. N.E.T. also manufactures and markets modems and various other data switches and data communications equipment accessories. The SPX access multiplexer with FramelinkTM frame relay software provides DTE access to either a public or private frame relay wide-area network. This means that the SPX can link both Asynchronous and Synchronous terminal/host traffic as well as bridge Ethernet LANs over a Frame Relay WAN, thus providing cost-effective access from remote sites.

     - The SPX/SITM Software Interface allows direct connection through Ethernet between a Digital Equipment Corporation host computer and a widearea network based on the SPX product line.

     ADNX/48. The ADNX/48 Integrated Access Multiplexer is based on Intelligent Channel Bank ("ICB") technology. It provides up to 24 voice and data interfaces, multiplexes those circuits into one or two T1 or fractional-T1 trunks and supports hybrid networking in the United States. Recently a bridge/router module -- the LAN/WAN Router ("LWR") -- was introduced. This allows customers to use the

ADNX/48 Integrated Access Multiplexer to combine LAN traffic with voice, synchronous data and video over a single T1 or fractional-T1 cost-effectively.

     - The NetOpen/AMS-II management product monitors and controls the ADNX/48 product. The AMS-II is able to operate on its own workstation for small ADNX/48-only networks, or co-resident with the NetOpen 5000 for networks containing both IDNX and ADNX/48 equipment.

     ATM Products. The Company has made a substantial investment in ATM technology and products. The first ATM product, the ATMX switch, is a high performance ATM LAN switch and was introduced in 1992. The ATMX provides 1.2 Gbps backplane switching capacity and can support up to ninety 100 Mbps full duplex fiber optic ports. The ATMX has primarily been used in trials rather than in applications with large revenue potential. While the Company continues to invest significant resources in ATM product development related to the next generation of products incorporating ATM technology, current ATMX inventory was written-off in fiscal year 1994.

     The current ATM software operating on the ATM switch contains several features: LAN emulators, Virtual LAN capability and congestion control. LAN emulation allows existing LAN applications and protocols to operate transparently over an ATM network. Virtual LAN capability ("VLAN") allows users to build LANs that require no physical segmentation -- LANs can be logically segmented by user group rather than physically by geography. Hardware moves, adds, and changes in the network are automated, significantly reducing the cost of network management. Congestion control is an important element in high end-to-end performance for client server applications. N.E.T.'s ATM software features a congestion management system to control the transmission from end-stations. The Broadband Operating System ("BOS") provides a graphical, SNMP based network management system for the ATMX switch. Current ATM development efforts, a portion of which are being funded under an agreement with Ericsson Business Networks AB of Sweden, are directed toward products that will address the needs of enterprise network and VAN customers and prospects.

     The commercial availability of all of the Company's products and services in a timely manner and their acceptance by customers are important to the future success of the Company. There can be no assurance that customer acceptance of products and services will be achieved or maintained. Substantial delays in such availability or acceptance would materially and adversely affect the Company's operating results and financial condition.

MARKETING AND CUSTOMERS

     Marketing and Distribution Strategy. As noted above, N.E.T.'s marketing strategy has been to focus on organizations with extensive voice, data, image and video communications needs. These organizations include banks and other financial institutions, airlines, retail chains, manufacturers and government agencies. N.E.T. markets products by means of its own direct sales organization and distributors domestically and in the United Kingdom, and through distributors overseas, often with support from N.E.T. personnel. Although these channels and their distribution capabilities are extensive, their levels of sales activity and knowledge of N.E.T. products vary widely over time and on a geographic basis. In addition, the Company faces distribution challenges for its next generation products which could impact the Company's ability to leverage its products as they are introduced, and could negatively affect the Company's performance. N.E.T. has subsidiaries which focus on sales to the US government (N.E.T. Federal, Inc.), and the European market (N.E.T. Europe Limited and N.E.T. Europe SA). Increasingly, the Company has been supplying its products to carriers and systems integrators as prospective customers turn to them to provide network services and management.

     Sales to the US Government. N.E.T.'s wholly owned subsidiary, N.E.T. Federal, Inc., markets the Company's products to United States governmental entities both directly and through collaborative government contracting and subcontracting arrangements. It has entered into several contracts under which it provides its products and services to various government agencies (the "Government Contracts"). The Government Contracts are for varying periods, but most may be terminated by such government agencies at their convenience or at annual intervals. In fiscal 1994, 1993, and 1992, sales to the US Government accounted for 28%, 24%, and 15%, respectively, of N.E.T.'s revenue. These amounts include sales, which amounted to 20%, 17% and 7% of revenue for fiscal years 1994, 1993 and 1992, respectively, under a contract with the Department of Defense under which various government agencies (to date, primarily the Air Force) can order products, installation and service from N.E.T.

     Relationship with IBM. N.E.T. entered into an agreement with International Business Machines Corporation ("IBM") in June 1987 (the "IBM Agreement"). Pursuant to the IBM Agreement, as amended, IBM has non-exclusive, worldwide marketing, installation and service rights for current and future releases of N.E.T.'s IDNX and ADNX products and certain related products. IBM also resells STM products in the US. IBM has been marketing N.E.T.'s products under the N.E.T. label, but pursuant to the IBM Agreement it has the right to market such products under the IBM label at any time. In addition, pursuant to the IBM Agreement, IBM has provided funding and has licensed technology for N.E.T.'s use in future product development. Under the IBM Agreement and other agreements, IBM licensed to N.E.T. several of its technologies, including Advanced-Peer-to-Peer Networking ("APPN"), Data Link Switching, Split-Bridge Routing and Token Ring Network Bridge Program technology and IBM LAN Network Manager Agents. IBM and N.E.T. also have engaged in coordinated development to enhance the integration of IDNX products into the IBM NetViewTM environment. IBM is not obligated to purchase any products under the IBM Agreement. The IBM Agreement had an initial term of five years. It has been extended until June 11, 1996 and may be renewed for three additional consecutive one year terms. IBM may terminate the IBM Agreement upon six months notice and payment of certain sums to N.E.T. IBM may at any time cancel orders it has placed pursuant to the IBM Agreement subject to payment of certain sums to N.E.T. and may sell competing products. IBM is also an end-user customer for N.E.T.'s products under the IBM Agreement. In fiscal 1994, 1993, and 1992 IBM accounted for 11%, 15%, and 20%, respectively, of N.E.T.'s revenue.

     No other single customer account was responsible for ten percent or more of revenue during fiscal 1992, 1993, or 1994.

     International Sales. N.E.T. has established subsidiaries in the United Kingdom (N.E.T. Europe Limited) and France (N.E.T. Europe SA), with sales offices in other European countries, through which it markets and supports its products to the regions of Europe, the Middle East and Africa. The Company also markets and supports its products from offices in the US to the regions of Asia Pacific and Latin America. International sales represented 22%, 25% and 22% of the Company's revenue in fiscal 1994, 1993 and 1992, respectively. Government ownership or control of the telecommunications industries and regulatory standards in some foreign countries could be a substantial barrier to the introduction of CRM products for use in private or hybrid networks in such countries. Financial information about foreign operations and export sales is discussed in the Segment Information footnote in the Notes to Consolidated Financial Statements in the Company's 1994 Annual Report filed as Exhibit 13.1 to this report on page 25.

     Relationship with Ericsson. In December 1989, the Company entered into a systems integration and distribution agreement with Ericsson Business Networks AB of Sweden ("Ericsson"). Under this agreement, as amended, Ericsson has the non-exclusive right to purchase, resell, distribute and license the Company's IDNX products and network management software worldwide. Ericsson is responsible for providing all service and support for the N.E.T. Products marketed by it. Under the agreement, the Company and Ericsson also have a development committee to coordinate product development. The Company also appointed certain Ericsson affiliates as non-exclusive distributors of the Company's products. In addition, in July 1993, Ericsson and N.E.T. signed a cooperative agreement for the development and sale of next generation ATM products for enterprise networks. Under this agreement, as modified, Ericsson and N.E.T. will jointly fund the development of enterprise switching equipment, allowing both companies to offer broad solutions to enterprise networking, as well as to use N.E.T.'s ATM technology in the development of future products.

     The Company also has entered into distribution and technology agreements with many other companies, including Mitsui & Co. Ltd. in Japan and Datacraft Asia.

     The Company's relationships with carriers further expand the availability of N.E.T. products, and include joint marketing agreements with both AT&T and MCI, and a systems integration agreement with Bell Atlantic Network Integration. The Company's products are offered by other carriers around the world, such as US West and Southwestern Bell in the US, and France Telecom, Telia and TeleDanmark in Europe.

     In recent years the Company has experienced decreases in first quarter revenues versus the preceding fourth quarter and this trend is expected to continue. Historically, the majority of the Company's revenues in each quarter results from orders received and shipped in that quarter, and a significant proportion of such revenues result from orders received and shipped in the last month of the quarter. Because of these ordering patterns and potential delivery schedule changes, the Company does not believe that backlog is indicative of future revenue levels. For further information, please refer to "Business Environment and Risk Factors" in "Management's Discussion and Analysis" on page 17 the Company's 1994 Annual Report.

CUSTOMER SERVICE AND SUPPORT

     A high level of continuing customer service is integral to the Company's strategy of providing long-term support and developing long-term relationships with customers. N.E.T. trains customer personnel to operate its products and, in some cases, to perform routine maintenance and repair of these systems. Service at customers' facilities may be handled either by N.E.T. personnel operating out of N.E.T.'s service locations or by IBM, Ericsson, other distributors or third-party service organizations who are trained by and under contract with N.E.T. Customers may choose from among various maintenance plans and agreements. Customers can have access to one of N.E.T.'s three Technical Assistance Centers, two of which are located in the United States and one is located in the United Kingdom. Technical assistance is fee-based, staffed year round and available 24 hours a day. N.E.T. products are generally sold with limited warranties on equipment and software ranging in length from 90 days to one year, which when sold by N.E.T. to end users generally commence upon completion of installation or acceptance. Certain products have different warranty periods and conditions. A significant amount of the Company's revenues and profits are generated by its service and support offerings. There can be no assurance that customer acceptance of such current and future offerings will be maintained or achieved. If it is not, the Company's operating results could be materially and adversely affected.

COMPETITION

     Around the world, the communications industry has experienced unprecedented growth and increasing complexity during the past decade. The segments of the communications industry in which the Company competes have also grown and become more complex. These segments are intensely competitive and characterized by advances in technology that frequently result in the introduction of new products and services with improved performance characteristics. Many of the Company's competitors and potential competitors, foreign and domestic, have more extensive engineering, manufacturing and marketing capabilities and greater financial, technological and personnel resources than those of N.E.T. The Company believes that the principal competitive factors in its markets are product features, distribution capabilities, quality and reliability, reputation and long-term prospects, service and support, and price. The Company believes that it currently competes favorably with respect to many of these factors. Failure to keep pace with technological advances or other competitive factors would adversely affect the Company's competitive position and could adversely affect N.E.T.'s future revenue levels and operating results.

     In an industry of increasing complexity, with niche markets proliferating year after year, the Company has focused its competitive strategy to leverage its core competencies. Its focus is predominantly on two strategic markets: enterprise backbone networks (including campus and wide-area network applications) and multinational Value-Added Networks. N.E.T. has further redirected its ATM product strategy to align with its traditional enterprise networking strengths. In addition, the Company has products that address a number of tactical markets, such as the STM for cellular networks in the US, the SPX for low-end networking worldwide, and the ADNX/48 for the US channel bank marketplace -- each a source of revenue or potential leverage.

     N.E.T. encounters significant competition in strategic and tactical markets in the provision of complex enterprise network products and services from both direct and indirect competitors.

     Direct Competition. Direct competitors are other communications equipment vendors, both large and small. Some of these sell directly competitive products; others sell products which provide similar functionality but in a different manner.

     For example, high-end TDMs which compete directly with N.E.T.'s IDNX CRMs are available from WAN communications equipment vendors such as Ascom Timeplex, General DataComm and Newbridge Networks. Similar functionality is also provided by companies who have chosen a different product architecture. For instance, bandwidth management products based on packet or frame switching platforms are provided by WAN communications equipment vendors such as Cascade Communications, StrataCom and Netrix. These companies offer, or have stated that they intend to offer, products with some capabilities similar to those of some N.E.T. products and offer a range of multiplexing and network management products marketed to the organizations targeted by N.E.T.

     A relatively larger number of companies have products addressing low-end networking and network access market requirements served by certain of N.E.T.'s low-end IDNX, ADNX and SPX products. For example, the T1 network access market focuses on branch-office connectivity, and competition arises from a number of different types of vendors. Many potential users of high-end equipment are expanding, or intend to expand, installed networks beyond the central-sites -- now internetworking vendors, intelligent hub manufacturers and WAN communications equipment suppliers sometimes join the traditional suppliers of access devices to compete for sales of integrated access products.

     Data traffic has become an increasingly larger component of corporate networking, and in turn as more and more data traffic originates on LANs, internetworking solutions have become an alternative to the Company's CRM solutions. Router vendors, such as Cisco Systems and Wellfleet Communications sometimes compete for the same business as the Company's IDNX, ADNX and internetworking products. The Company encounters significant competition with respect to price and features from these companies, in accounts where the proportion of LAN-originating data traffic is high compared to other traffic types (e.g. voice, synchronous data) on the enterprise network.

     In addition, the Company's broadband (STM and high-end IDNX) products face competition from makers of equipment designed for high-capacity private networks, such as Ascom Timeplex, Newbridge Networks, T3plus Networking and Tellabs. Some carriers also offer applications solutions in the form of broadband equipment provided by other competitors or manufactured by the carriers.

     As the market for products implementing ATM technology evolves it is expected that the Company's ATM product line will face significant competition. In the WAN segment of the ATM marketplace, the Company expects to continue its historic competition with WAN communications equipment vendors such as Ascom Timeplex, General DataComm and Newbridge Networks as well as Cascade Communications, StrataCom and Netrix. Although there are numerous companies offering ATM LAN products, the Company does not expect to compete directly with the majority of these. For example, N.E.T. does not expect to compete directly with intelligent hub vendors such as 3Com, Cabletron Systems, IBM/Chipcom, SynOptics, and Ungermann-Bass, nor with the router vendors such as Cisco Systems and Wellfleet in their traditional/ historic markets. However, N.E.T. does expect to compete with these companies, in addition to other vendors of ATM LAN switches such as Fore Systems and Hughes LAN Systems, to the extent their offerings address the same markets as the Company's products and services.

     Indirect Competition. Indirect competitors include the carriers, systems integrators and outsourcers who offer alternative solutions to enterprise backbone networks owned and managed by corporations and agencies. In some cases, the competing solution may take the form of a combination of service, rather than product, offerings; in others the emphasis may be on the provision of day-to-day management of an enterprise network on behalf of the end-user organization. N.E.T. sometimes competes with carriers such as AT&T, MCI, British Telecom and other telephone companies, many of whom are also partners with, and in some cases customers of, N.E.T. -- see above under "Marketing and Customers" for details.

     A growing number of carriers are joining forces to provide Value-Added Network services, which compete with enterprise-owned backbone networks. However, a number of the VAN service providers such as

AT&T Business Communications Services, Eunetcom, Infonet Services and Sprint International are N.E.T. customers. The Company believes that it is in a favorable position to provide equipment to VANs. Therefore, one element of the Company's strategy focuses on supplying equipment and services to multinational VAN service providers. Some systems integrators such as EDS and Perot Systems and outsourcers such as Advantis (a subsidiary of IBM and Sears) and BT Syncordia (a subsidiary of British Telecom) also use N.E.T. equipment to facilitate their business offerings, as well as sometimes competing indirectly with the Company by providing alternative solutions for enterprise networking issues.

     Private and hybrid WANs, utilizing CRMs, and leased T1, T3 or other capacity lines, can serve as a substitute for certain carrier network offerings, including Software Defined Networks ("SDN"), and virtual private network offerings of AT&T, the RBOCs and other carriers. N.E.T. therefore competes with AT&T in certain of its offerings, and with similar offerings of other carriers. Most of these carriers have substantially greater marketing resources and customer recognition than the Company. Changes in regulatory policies and taxes may affect the relative cost-effectiveness of using private networks as compared to common carrier offerings which could significantly affect or enhance the ability of the common carriers to compete with N.E.T.

     The importance of frame relay for data transport across the enterprise network, and the number of subscribers to frame relay services, are increasing. N.E.T. provides frame relay solutions which allow users to build private or hybrid frame relay networks, which are compatible with carrier offerings, and enable users to take advantage of carrier services to consolidate LAN and legacy data into, and along with, frame relay traffic. The Company's solutions sometimes compete directly with carrier public frame relay services -- for example, where the customer premise traffic is provided in frame relay format, and has no conversion or consolidation requirement for legacy or LAN data, the frame relay traffic can use carrier public frame relay services directly. Some of the carriers offering frame relay services do so from N.E.T. frame relay product platforms, but this is not the case in general.

     N.E.T. expects to be in a similar position with respect to the use of ATM for enterprise networks: enabling the construction of private or hybrid networks which comply with, and enable users to leverage the benefits of, carriers' public ATM services, while sometimes competing with carriers' public ATM services.

     As discussed below under "Government Regulation", the RBOCs are currently prohibited by the AT&T divestiture decree from manufacturing telecommunications equipment or customer premises equipment.

     IBM is not prohibited by the IBM Agreement from manufacturing, marketing or servicing products that compete directly with N.E.T.'s IDNX or other products. If IBM announced the availability of such products, N.E.T.'s operating results could be adversely affected. IBM also offers maintenance agreements for products it distributes, which compete with those of the Company.

     In summary, competition for sales of the Company's products involves a number of factors in addition to price, such as quality, reliability, flexibility for growth, reputation and long-term prospects, and service and support. Competition from AT&T, the RBOCs, or other common carriers or service providers or from other competitors as discussed above, could cause a severe reduction in selling prices or volumes for CRMs and other communications products or services, which would have a material adverse effect on the Company's operating results and financial condition.

MANUFACTURING

     N.E.T. manufactures IDNX, ADNX, SPX, STM, ATMX and certain other products from components and assemblies designed to meet the Company's quality and reliability requirements. Other products are manufactured by outside vendors. To date, N.E.T. has not experienced any significant delays in the delivery of material or products from either subcontractors or vendors. Some components, assemblies, subassemblies and products are currently available only from a single source. Although N.E.T. believes alternative sources or substitutes for most of such components and products are available or could be developed if necessary, any delay or difficulties in developing such alternatives or substitutes could result in shipment delays and adversely affect operating results. The N.E.T. manufacturing process consists of the production of mechanical and electrical sub-assemblies as well as custom system assembly. N.E.T. uses custom fabricated printed circuit boards and subassemblies, standard and custom integrated circuits, custom power supplies and mechanical hardware purchased from outside suppliers. Although certain relatively simple fabrication and assembly processes are performed by subcontractors in the United States and East Asia, testing at various stages of the manufacturing processes, and the final assembly and testing are primarily performed at the Company's Redwood City, California facilities.

     The Company has initiated a Total Quality Management process and is focusing efforts on enhancing the quality of products and services delivered to customers worldwide. This includes activities to improve the quality of supplied components and subassemblies and internal company processes. The Company has adopted the ISO 9000 International Quality System and is now certified to the ISO 9002 standard, and is working toward a goal of conforming to the ISO 9001 standard.

     The Company has entered into software escrow arrangements and has granted to certain customers manufacturing rights which are exercisable by the customer in limited circumstances, such as upon material default by the Company of its obligations under its agreement with such customers.

     The Company seeks to maintain inventory in quantities sufficient to ship product quickly (normally within 15 to 60 days) after receipt of order. Many of N.E.T.'s customer agreements provide that delivery dates may be rescheduled or orders cancelled, although in certain circumstances a charge may be assessed upon rescheduling or cancellation. Because of this and other factors, including the Company's generally short delivery cycle, as noted above, N.E.T. does not believe that backlog at any specific time is indicative of actual revenues that will be recognized in any succeeding period.

RESEARCH AND DEVELOPMENT

     N.E.T. engages in research and development ("R&D") to develop new products and enhancements to existing products as technology permits and markets evolve. N.E.T.'s development efforts are focused on N.E.T.'s two strategic market segments -- enterprise backbones and multinational VANs worldwide. Other tactical markets will also benefit from the R&D done for strategic segments, because there is overlap in product requirements from market to market. Product priorities include those intended to enable N.E.T. to occupy a leadership position in ATM WAN solutions; to enhance the carrier-compatibility of certain products; and to introduce product enhancements which meet the evolving requirements of specific markets and distribution channels.

     On a percentage of revenue basis, N.E.T. expects to invest in R&D more heavily than the industry as a whole. Management believes that product and technology leadership are keys to long-term success in an industry and market that is evolving as rapidly as networking is today. N.E.T. believes that its future operating results will depend on its ability to continue to enhance its existing products and to develop and timely bring to market new products that satisfactorily meet market needs. There can be no assurance that N.E.T.'s product development efforts will result in commercially successful products, that N.E.T.'s products will not be rendered obsolete by changing technology, or that recently announced or available products will be successful.

     Research and development expense increased by $1.5 million (5%) in fiscal year 1994 to a total of $33.7 million, from $32.2 million in fiscal year 1993 and $28.5 million in fiscal year 1992. In addition, $2.7 million, $3.4 million and $3.0 million in fiscal 1994, 1993 and 1992, respectively, of software development costs were capitalized in accordance with FAS 86 and have since been partially amortized or written-down to net realizable value. For further information, please refer to the Notes to Consolidated Financial Statements in the Company's 1994 Annual Report. R&D expense as a percentage of revenue decreased from 14.7% of revenue in fiscal year 1993 to 14.2% of revenue in fiscal year 1994. Management plans to continue funding research and development efforts at levels necessary to advance product programs. At the same time, it is management's intention to increase the focus of these development efforts and therefore keep research and development spending dollars at levels comparable with fiscal 1994.

GOVERNMENT REGULATION

     Government regulatory policies are likely to continue to have a major impact on N.E.T.'s business by affecting the availability of voice and data communications services and equipment, the prices and terms of the competitive offerings of AT&T and the other common carriers, and the ability of the RBOCs directly to manufacture and market equipment and services that compete with N.E.T.'s offerings (see "Competition" above).

     The RBOCs are currently prohibited by the AT&T divestiture decree from manufacturing telecommunications equipment or customer premises equipment. From time to time, proposals have been made to the US Department of Justice, in Congress and the courts to remove the decree restrictions. Legislative proposals are currently being considered in Congress which would remove or substantially modify the manufacturing restrictions. A bill that would allow the RBOCs to engage in the design, development and fabrication of all types of telecommunications equipment, including customer premises equipment, has in the past, been passed by the United States Senate. N.E.T. is unable to predict the outcome or the timing of any action on this subject. If any such proposal is adopted, N.E.T. could be materially and adversely affected by being forced to compete directly with the RBOC's.

     In addition, N.E.T. customers usually purchase or lease transmission facilities (such as T1/E1 and T3/E3 lines) from common carriers such as AT&T, MCI, RBOCs, PTTs, PTOs or their affiliates. These carriers are subject to varying degrees of public utility-type government regulation of the rates and terms of their services. In the US, decisions at the federal and state level have in some instances provided AT&T, the RBOCs, and other carriers with increased flexibility in structuring and pricing their services. Changes in the rates or terms of carrier-provided service and equipment offerings may affect the demand for private network products and services, including those provided by N.E.T. Similarly, regulatory policies of foreign governments may affect the demand for and ability of N.E.T. to market its products outside the United States. As an example, within the European Union ("EU") there is a telecom authority which is requiring member country PTTs in Europe to adopt or offer certain transmission services and behaviors. These changes might significantly affect the demand for or useability of private or hybrid network solutions which N.E.T. provides.

     The FCC and foreign governments require that N.E.T.'s products comply with certain rules and regulations, including technical rules designed to prevent harm to the telephone network and avoid interference with radio-based communications. The Company believes it complies with or is exempt from all applicable rules and regulations with respect to the sale of its existing products in the United States and in certain foreign countries. Failure to comply with FCC or similar governmental requirements may result in installed equipment being disconnected from common carrier-provided circuits. Any delays in complying with FCC or foreign requirements with respect to future products could delay their introduction or affect the Company's ability to produce and market its products. Sales to the US Government are subject to compliance with applicable regulations (e.g., Federal Acquisition Regulations).

PATENTS AND LICENSES

     N.E.T. has obtained patents on inventions relating to its products and has applied for others. Issued patents in the US expire on dates ranging from December 7, 2004 to September 13, 2010 and in foreign countries, they expire from December 1, 2004 to December 4, 2010. While possession of patents and copyrights could impede other companies from introducing products competitive with the Company's products, N.E.T. believes that its success does not depend primarily on the ownership of intellectual property rights, but primarily on its innovative skills, technical competence and marketing abilities and, accordingly, that patents, copyrights and trade secrets will not constitute an assurance of N.E.T.'s future success.

     Pursuant to the IBM Agreement, IBM received a royalty-free license to certain present and future N.E.T. patents. In addition, the Company has entered into a patent cross-license agreement with AT&T covering certain of AT&T's and the Company's patents. Pursuant to the agreement, the Company made a $3 million initial payment to AT&T in fiscal 1992, which amount has been capitalized and is being amortized over the life of the agreement, and has made additional payments that were not material. Certain additional amounts, which are not expected to be material, may be payable through March 1995, at which time the agreement expires.

     Because of the existence of a large number of third-party patents in the telecommunications field and the rapid rate of issuance of new patents, some of the Company's products, or the use thereof, could infringe third-party patents. Allegations of such infringement have been made in the past, and additional allegations may be made in the future. If any such infringement exists, the Company believes that, based upon historical industry practice, it or its customers should be able to obtain any necessary licenses or rights under such patents on terms which would not be materially adverse to the Company. However, there can be no assurance in this regard.

     The Company regards elements of its software and engineering as proprietary and relies upon non-disclosure obligations, copyright laws and software licensing agreements for protection. Despite these restrictions, it is possible that competitors may obtain information that N.E.T. regards as proprietary. Some of the technology incorporated in certain of the Company's products is licensed from third parties. In the event of termination or expiration of the licensing agreements for such technology, the Company's ability to market those products and our results could be adversely affected.

EMPLOYEES

     As of March 31, 1994, the Company had 1,164 employees. Of the Company's total employees, 153 were in Finance and Administration, 240 were in Engineering and Research and Development, 204 were in Field Service and Training, 130 were in Marketing, 263 were in Sales and 174 were in Manufacturing and Quality Assurance. None of the Company's domestic employees are represented by a collective bargaining agreement. The Company's French employees are governed by a national collective bargaining agreement applicable to all employers and employees in its industry. The Company has never experienced any work stoppage. The Company believes that its employee relations are good.

ITEM 2.  PROPERTIES

     N.E.T. leases approximately 315,000 square feet of office, research and development and manufacturing space in a modern industrial park in Redwood City, California. The majority of N.E.T.'s space, 287,000 square feet, is leased until October 1998. The balance, approximately 28,000 square feet, is under a lease that expires in March 1995. N.E.T. also leases sales and service offices at numerous locations throughout the United States, France, and the United Kingdom. The Company believes that its facilities are, in all material respects, suitable, and adequate for its presently anticipated needs.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not aware of any material legal proceedings pending or threatened against it at this time. In the second quarter of fiscal 1992, the Company recorded a charge of $13.4 million for the settlement of all pending consolidated class action securities litigation lawsuits. As part of the principal terms of the agreement, the Company issued to members of the plaintiff class warrants to purchase the Company's Common Stock. The warrants expired March 30, 1994.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company and their ages at June 1, 1994, are as follows:

                   NAME                     AGE                         POSITION
- - - ------------------------------------------  ---     -------------------------------------------------
John K. Clary.............................  48      Senior Vice President, Product Operations
Joseph J. Francesconi.....................  51      President, Chief Executive Officer, and Director
Craig M. Gentner..........................  47      Senior Vice President, Chief Financial Officer
                                                    and Corporate Secretary
Walter J. Gill............................  59      Vice President, Chief Technology Officer and
                                                    Director
Raymond E. Peverell.......................  46      Senior Vice President, Sales and Marketing

     John K. Clary joined the Company in January 1986 as Director, Marketing Operations. In April 1994 Mr. Clary was appointed Senior Vice President, Product Operations. From October 1988 to May 1989 he served as Senior Director of the IBM Program, and from July 1989 until April 1994 Mr. Clary served as Vice President and General Manager of Network Equipment Technologies, Access Products and other divisions.

     Joseph J. Francesconi was named as a director and was appointed President and Chief Executive Officer of the Company in March 1994. From 1977 until he joined the Company, Mr. Francesconi served in a number of management capacities at Amdahl Corporation, a leading mainframe manufacturer, most recently as Executive Vice President. Prior to joining Amdahl Corporation, Mr. Francesconi spent 12 years with IBM Corporation.

     Craig M. Gentner joined the Company in July 1989 as Vice President, Finance. In July 1990 Mr. Gentner was appointed Vice President, Chief Financial Officer, and Corporate Secretary, and in May of 1992 he was appointed Senior Vice President. From 1985 to 1989 Mr. Gentner was employed by Xidex, a manufacturer of computer peripheral products, most recently as Senior Vice President and Chief Financial Officer.

     Walter J. Gill, a founder of the Company, has served as a director of the Company since January 1991 and from May to August 1983. Since 1988 he has served as Vice President and Chief Technology Officer. Prior to that time, he served in several senior management positions, including Vice President and General Manager, Private Network Division and as the Company's Chief Technical Officer from April 1987 to February 1988, and as Vice President, Engineering from July 1983 until April 1987.

     Raymond E. Peverell was appointed Senior Vice President, Sales and Marketing in January of 1993. From 1983 to 1992, Mr. Peverell was employed by Tandem Computers, Inc. holding various positions, his last being Vice President, Strategic Partnership Development. Prior to 1983, Mr. Peverell held several positions over a 12 year span, with Burroughs Corporation.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by Item 5 of Form 10-K is set forth in the section captioned "Common Stock Dividends and Price Range" at page 32 of the Registrant's 1994 Annual Report to Stockholders ("Annual Report") and is incorporated herein by reference. At March 31, 1994, there were 906 stockholders of record of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by Item 6 of Form 10-K is set forth in the section captioned "Five Year Financial Summary" at page 13 of the Registrant's 1994 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by Item 7 of Form 10-K is set forth in the section captioned "Management's Discussion and Analysis" at pages 14 through 18 of the Registrant's 1994 Annual Report and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 of Form 10-K is set forth in the sections captioned "Quarterly Financial Data" and "Five Year Summary" at page 13 of the Registrant's 1994 Annual Report and the consolidated financial statements and independent auditor's report thereon at pages 19 to 31 of the Registrant's 1994 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Certain information is required by Part III is omitted from this Form 10-K because the Company will file its definitive proxy statement (the "Proxy Statement") pursuant to Regulation 14A within 120 days after the end of its fiscal year for its Annual Meeting of Stockholders to be held August 9, 1994, and certain information included in the Proxy Statement is incorporated by reference into this Part III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 of Form 10-K with respect to directors is incorporated by reference from the section captioned "Election of Directors" in the Proxy Statement.

     The information regarding executive officers required by this Item 10 is set forth in Item 4 of Part I of this Form 10-K.

     The information required by Item 405 of Regulation S-K is incorporated by reference from the section captioned "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the sections captioned "Election of
Directors: Remuneration" and "Executive Compensation and Related Information" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned "Stock Ownership" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 of Form 10-K is incorporated herein by reference from the information obtained in the section captioned "Executive Compensation and Related Information: Employment Contracts and Termination of Employment Arrangements" of the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements -- See Index to Financial Statements and Financial Statement Schedules at page 23 of this Report.

      (2) Financial Statement Schedules -- See Index to Financial Statements and Financial Statement Schedules at page 23 of this Report.

      (3) Exhibits -- See Exhibit Index at page 20 of this Report.

(b) The Registrant filed no reports on Form 8-K during the fourth quarter of the fiscal year ended March 31, 1994.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                    DESCRIPTION                                     PAGE
- - - ------   -----------------------------------------------------------------------------    ----
3.1      Registrant's Certificate of Incorporation, as amended........................    n.3
3.2      Registrant's Bylaws, as amended..............................................    n.6
4.1      Indenture dated as of May 15, 1989, between Registrant and Morgan Guaranty
         Trust Company of New York....................................................    n.4
4.2      Rights Agreement dated as of August 15, 1989 between the Registrant and The
         First National Bank of Boston, as amended....................................    n.6
4.3      Certificate of Designations of Series A Junior Participating Preferred Stock
         filed with the Secretary of State of Delaware on August 24, 1989. (Exhibit
         4.1 in the Registrant's Form S-8 Registration Statement.)....................    n.5
10.1     Agreement dated June 11, 1987 between Registrant and International Business
         Machines Corporation. (Pursuant to Rule 24b-2, confidential portions of this
         Agreement were deleted and filed separately with the Securities and Exchange
         Commission pursuant to a request for confidential treatment.)................    n.1
10.2     Seaport Centre Phase Three Industrial Net Lease Agreement, dated August 12,
         1987, between Registrant and Lincoln Property N.C., Inc......................    n.2
10.7     Employment Agreement dated March 9, 1994, between the Registrant and
         Joseph J. Francesconi.*......................................................
10.8     Employment Agreement dated January 8, 1993, between Registrant and
         Raymond E. Peverell.*........................................................
10.9     Employment Agreement dated February 23, 1994, between the Registrant and
         Craig M. Gentner.*...........................................................
10.10    Employment, Consulting and Severance Agreement dated November 19, 1993, between the Registrant and Daniel J. Warmenhoven.*...........................
11.1     Statement Regarding Computation of Per Share Income..........................
13.1     1994 Annual Report to Stockholders. (Such Report, other than those portions thereof that are expressly incorporated by reference herein, is furnished solely for informational purposes and shall not be deemed to be "filed"
         herewith.)...................................................................
21.1     Subsidiaries of Registrant...................................................
23.1     Independent Auditors' Consent................................................
99.1     Registrant's 1983 Stock Option Plan, as amended through May 24, 1993.*.......    n.8
99.2     1988 Restricted Stock Award Plan.*...........................................    n.7
99.3     Rules of the Registrant's 1988 U.K Stock Option Scheme.*.....................    n.3
99.4     Registrant's 1989 U.K Stock Option Plan.*....................................    n.7
99.5     Registrant's 1990 Employee Stock Purchase Plan.*.............................    n.9
99.6     Registrant's 1993 Stock Option Plan.*........................................    n.9

                                     NOTES

(1) Incorporated by reference from the corresponding Exhibit or the Exhibit identified in parentheses previously filed as an Exhibit in the Registrant's Annual Report on Form 10-K (Commission File No. 0-15323) for the fiscal year ended March 31, 1987 filed with the Securities and Exchange Commission on June 29, 1987.

(2) Incorporated by reference from the corresponding Exhibit or the Exhibit identified in parentheses previously filed as an Exhibit in the Registrant's Annual Report on Form 10-K (Commission File

    No. 0-15323) for the fiscal year ended March 31, 1988 filed with the Securities and Exchange Commission on June 29, 1988.

(3) Incorporated by reference from the corresponding Exhibit or the Exhibit identified in parentheses previously filed as an Exhibit in the Registrant's Annual Report on Form 10-K (Commission File No. 0-15323) for the fiscal year ended March 31, 1989 originally filed with the Securities and Exchange Commission on May 1, 1989.

(4) Incorporated by reference from the corresponding Exhibit or the Exhibit identified in parentheses previously filed as an Exhibit in the Registrant's Form 8 Amendment No. 1 to Annual Report on Form 10-K (Commission File No. 0-15323) for the fiscal year ended March 31, 1989 filed with the Securities and Exchange Commission on July 25, 1989.

(5) Incorporated by reference from the corresponding Exhibit or the Exhibit identified in parentheses previously filed as an Exhibit in the Registrant's Registration Statement on Form S8 (No. 33-33013 and 33-33063) filed with the Securities and Exchange Commission on January 19, 1990.

(6) Incorporated by reference from the corresponding Exhibit or the Exhibit identified in parentheses previously filed as an Exhibit in the Registrant's Annual Report on Form 10-K (Commission File No. 0-15323) for the fiscal year ended March 31, 1990 filed with the Securities and Exchange Commission on June 29, 1990.

(7) Incorporated by reference from the corresponding Exhibit or the Exhibit identified in parentheses previously filed as an Exhibit in the Registrant's Annual Report on Form 10-K (Commission File No. 0-15323) for the fiscal year ended March 31, 1991 filed with the Securities and Exchange Commission on June 28, 1991.

(8) Incorporated by reference from the corresponding Exhibit or the Exhibit identified in parentheses previously filed as an Exhibit in the Registrant's Annual Report on Form 10-K (Commission File No. 0-15323) for the fiscal year ended March 31, 1993 filed with the Securities and Exchange Commission on June 25, 1993.

(9) Incorporated by reference from the corresponding Exhibit or the Exhibit identified in parentheses previously filed as an Exhibit in the Registrant's Registration Statement on Form S-8 (No. 33-68860) filed with the Securities and Exchange Commission on September 15, 1993.

  * A management contract or compensatory plan required to be filed as an Exhibit to Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NETWORK EQUIPMENT TECHNOLOGIES, INC.
                                           (Registrant)

Date: June 24, 1994                       By:      /s/ JOSEPH J. FRANCESCONI
                                            ------------------------------------
                                              Joseph J. Francesconi
                                              President, Chief Executive
                                              Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                  TITLE                      DATE
- - - ------------------------------------------  -----------------------------------  --------------
          /s/ JOSEPH J. FRANCESCONI         President, Chief Executive Officer   June 24, 1994
- - - ------------------------------------------  and Director (Principal Executive
                                            Officer)

          /s/ JOHN B. ARNOLD                Chairman of the Board                June 24, 1994
- - - ------------------------------------------
              John B. Arnold

       /s/ ROBERT H.B. BALDWIN              Director                             June 24, 1994
- - - ------------------------------------------
           Robert H.B. Baldwin

           /s/ DIXON R. DOLL                Director                             June 24, 1994
- - - ------------------------------------------
               Dixon R. Doll

          /s/ CRAIG M. GENTER               Senior Vice President, Chief         June 24, 1994
- - - ------------------------------------------  Secretary (Principal Financial
              Craig M. Gentner              Officer and Principal Accounting
                                            Officer)

         /s/ WALTER J. GILL                 Vice President, Chief Technology     June 24, 1994
- - - ------------------------------------------  Officer and Director
              Walter J. Gill

     /s/ DUWAYNE J. PETERSON, JR.           Director                             June 24, 1994
- - - ------------------------------------------
         DuWayne J. Peterson, Jr.

        /s/ FRANK S. VIGILANTE              Director                             June 24, 1994
- - - ------------------------------------------
            Frank S. Vigilante

           /s/ HANS A. WOLF                 Director                             June 24, 1994
- - - ------------------------------------------
               Hans A. Wolf

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Consolidated Balance Sheet as of March 31, 1994 and 1993..............................    *
Consolidated Statement of Operations for the years ended March 31, 1994, 1993 and
  1992................................................................................    *
Consolidated Statement of Cash Flows for the years ended March 31, 1994, 1993 and
  1992................................................................................    *
Consolidated Statement of Stockholders' Equity for the years ended March 31, 1994,
  1993 and 1992.......................................................................    *
Notes to Consolidated Financial Statements............................................    *
Independent Auditors' Report..........................................................    *

- - - ---------------
* Incorporated herein by reference from information contained on pages 19 through 31 of the Registrant's 1994 Annual Report to Stockholders.

FINANCIAL STATEMENT SCHEDULES

                                                                                       PAGE
                                                                                       -----
Independent Auditors' Report.........................................................     24
Schedule I -- Marketable Securities -- Temporary Cash Investments....................    S-I
Schedule II -- Amounts Receivable From Related Parties and Underwriters, Promoters,
  and Employees Other than Related Parties...........................................   S-II
Schedule VIII -- Valuation and Qualifying Accounts...................................  S-III
Schedule X -- Supplementary Income Statement Information.............................   S-IV

     All other schedules are omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes thereto.

     Separate financial statements of the Registrant are omitted because the Registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements filed, in the aggregate, do not have a minority equity interest and/or long-term indebtedness to any person outside the consolidated group in an amount which together exceeds 5% of total consolidated assets at March 31, 1994.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors of
Network Equipment Technologies, Inc.:

     We have audited the consolidated financial statements of Network Equipment Technologies, Inc. and subsidiaries as of March 31, 1994 and 1993, and for each of the three years in the period ended March 31, 1994, and have issued our report thereon dated April 19, 1994; such financial statements and report are included in your 1994 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Network Equipment Technologies, Inc. listed in the accompanying index to financial statements and financial statement schedules. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche

San Jose, California
April 19, 1994

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.

                                   SCHEDULE I

              MARKETABLE SECURITIES -- TEMPORARY CASH INVESTMENTS
                                 MARCH 31, 1994
                                 (IN THOUSANDS)

                                                                                              AMOUNT
                                                      NUMBER OF                               CARRIED
                                                    SHARES, UNITS                               ON
                                                    OF PRINCIPAL                  MARKET      BALANCE
                  NAME OF ISSUER                       AMOUNT          COST        VALUE       SHEET
                  --------------                    -------------     -------     -------     -------
State Agencies
Colorado Student Obligation Bond Authority........      1,000         $ 1,000     $ 1,000     $ 1,000

Commercial Paper
JP Morgan & Company...............................      2,000           1,964       1,969       1,964

Floating Rate
Note SE Banken....................................      1,000           1,000       1,000       1,000

Medium Term/Corporate Notes
ACM Managed Income Series A.......................         10           1,000       1,000       1,000
CIT Group Holdings Inc............................      1,000           1,000       1,000       1,000
General Electric Company..........................      1,500           1,500       1,513       1,500
Province of Alberta...............................      1,000           1,000       1,026       1,000
Deere & Co........................................      1,000           1,000       1,001       1,000
Australian Wheat Board............................      1,000           1,000         999       1,000
PNC Bank..........................................      2,000           2,000       1,996       2,000
World Bank Colts..................................        750             750         765         750
Texaco Cap Inc....................................      1,000           1,000       1,018       1,000
European Investment Bank..........................      1,000           1,000       1,002       1,000
Inter-American Development Bank...................        400             400         417         400
Associates Corp. of North America.................      1,000           1,000       1,009       1,000
Bayerische Landesbank.............................      1,100           1,100       1,098       1,100
                                                                      -------     -------     -------
          Total Temporary Cash Investments........                    $17,714     $17,813     $17,714
                                                                      =======     =======     =======

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.

                                  SCHEDULE II

                  AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
                     UNDERWRITERS, PROMOTERS, AND EMPLOYEES
                         OTHER THAN RELATED PARTIES(1)
                                 (IN THOUSANDS)

                                                                                               BALANCE AT END
                                                                       DEDUCTIONS                 OF PERIOD
                                     BALANCE AT                 -------------------------    -------------------
                                     BEGINNING                   AMOUNTS        AMOUNTS                    NOT
          NAME OF DEBTOR             OF PERIOD     ADDITIONS    COLLECTED     WRITTEN OFF    CURRENT     CURRENT
          --------------             ----------    ---------    ---------     -----------    -------     -------
For the year ended
March 31, 1992:
  John Eddon.......................     $107          --           --           $ 20(1)        $20         $67

For the year ended
March 31, 1993:
  John Eddon.......................     $ 87          --           --           $ 20(1)        $20         $47

For the year ended
March 31, 1994:
  John Eddon.......................     $ 67          --           --           $ 20(1)        $20         $27

- - - ---------------
(1) Amounts were forgiven and included in compensation expense.

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.

                                 SCHEDULE VIII

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                               BALANCE AT   CHARGED TO   CHARGED                    BALANCE
                                               BEGINNING    COSTS AND    TO OTHER     DEDUCTION/    AT END
                 DESCRIPTION                   OF PERIOD     EXPENSES    ACCOUNTS     WRITE OFF    OF PERIOD
                 -----------                   ----------   ----------   --------     ----------   ---------
For the year ended March 31, 1992:
     Accounts receivable allowances..........    $1,727        --         $ 2,044(1)   $ (1,581)    $ 2,190

For the year ended March 31, 1993:
     Accounts receivable allowances..........    $2,190        --         $ 3,219(1)   $ (1,590)    $ 3,819

For the year ended March 31, 1994:
     Accounts receivable allowances..........    $3,819        --         $ 1,779(1)   $ (2,403)    $ 3,195

- - - ---------------
(1) Amount represents additions to accounts receivable allowances which were charged primarily to revenue.

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.

                                   SCHEDULE X

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                 (IN THOUSANDS)

                                                                        CHARGED TO COSTS AND
                                                                       EXPENSES FOR THE YEAR
                                                                          ENDED MARCH 31,
                                                             ------------------------------------------
                             ITEM                             1992              1993              1994
                             ----                            ------     --------------------     ------
1.    Maintenance and repairs............................    $2,014                --(1)             --(1)
      Depreciation and amortization of intangible
2.    assets.............................................    $4,016            $3,918            $3,664
3.    Taxes, other than payroll and income taxes.........        --(1)             --(1)             --(1)
4.    Royalties..........................................        --(1)             --(1)             --(1)
5.    Advertising costs..................................        --(1)             --(1)             --(1)

- - - ---------------
(1) Did not exceed 1% of revenue.