Form 10-Q
period 1994-06-26
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 1994-08-10
CIK 752431

________________________________________________________________________
________________________________________________________________________

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)
  /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 1994, or

  / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period ended   _____________ to _____________


Commission File Number 0-15323

                  NETWORK EQUIPMENT TECHNOLOGIES, INC.
        (Exact name of registrant as specified in its charter)


            Delaware                                  94-2904044
 (State or other jurisdiction                      (I.R.S. Employer
     of incorporation or                        Identification Number)
       organization)

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

                           Yes   X    No
                                ---       ---

     The number of shares outstanding of the registrant's Common Stock, $.01 par value, on June 26, 1994 was 17,223,849.

This document consists of 13 pages of which this is page 1.

________________________________________________________________________
________________________________________________________________________

                   NETWORK EQUIPMENT TECHNOLOGIES, INC.

                                 INDEX

                                                                   Page
                                                                  Number
                                                                  ------
PART I.   Financial Information

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheet -
            June 26, 1994 and March 31, 1994 ....................    3

            Condensed Consolidated Statement of Operations -
            three months ended June 26, 1994 and June 27, 1993 ..    4

            Condensed Consolidated Statement of Cash Flows -
            three months ended June 26, 1994 and June 27, 1993 ..    5

            Notes to Condensed Consolidated Financial
            Statements ..........................................    6

   Item 2.  Management's Discussion and Analysis of
            Results of Operations and Financial Condition .......    8

PART II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K ....................   11

SIGNATURE .......................................................   12

EXHIBIT 11  Computation of Primary and Fully Diluted
            Earnings Per Share ..................................   13

                   NETWORK EQUIPMENT TECHNOLOGIES, INC.
                   Condensed Consolidated Balance Sheet
                        (dollars in thousands)

                                                                June 26,    March 31,
                                                                  1994         1994
                                                              (unaudited)
                                                               ---------    ---------
Assets
Current assets:
    Cash and cash equivalents                                   $ 24,365     $ 23,854
    Temporary cash investments                                    14,214       17,714
    Accounts receivable, net of allowances of $3,334
       at June 26 and $3,195 at March 31                          56,578       57,432
    Inventories                                                   33,184       34,456
    Prepaid expenses and other assets                              4,082        3,842
                                                                --------     --------
         Total current assets                                    132,423      137,298
Property and equipment, net of accumulated depreciation and
   amortization of $80,584 at June 26 and $75,990 at March 31     30,047       33,386
Software production costs, net of accumulated amortization of
   $18,781 at June 26 and $18,041 at March 31                      5,489        5,520
Other assets                                                      10,714       10,811
                                                                --------     --------
                                                                $178,673     $187,015
                                                                --------     --------
                                                                --------     --------

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                            $ 16,612     $ 20,225
    Accrued liabilities                                           31,917       38,883
    Notes payable and current portion of long-term obligations        22           26
                                                                --------     --------
         Total current liabilities                                48,551       59,134
Deferred income taxes                                                328          328
7-1/4% convertible subordinated debentures                        68,625       68,625
Stockholders' equity:
    Preferred stock, $.01 par value
         Authorized:  5,000,000 shares
         Outstanding:  none                                           -            -
    Common stock to be issued                                        194          268
    Common stock, $.01 par value
         Authorized:  50,000,000 shares
         Outstanding:  17,224,000 shares at June 26 and
           17,097,000 shares at March 31                             172          171
    Additional paid-in capital                                    99,130       98,315
    Unrealized gain (loss) on available-for-sale securities          (28)         -
    Accumulated translation adjustment                            (1,057)      (1,157)
    Accumulated deficit                                          (37,242)     (38,669)
         Total stockholders' equity                               61,169       58,928
                                                                --------     --------
                                                                $178,673     $187,015
                                                                --------     --------
                                                                --------     --------

See Notes to Condensed Consolidated Financial Statements.


                  NETWORK EQUIPMENT TECHNOLOGIES, INC.
           Condensed Consolidated Statement of Operations
        (in thousands, except per share amounts - unaudited)

                                                                  Three Months Ended
                                                                June 26,     June 27,
                                                                  1994         1993
                                                               ---------    ---------
Revenue:
    Product revenue                                             $ 40,630     $ 37,546
    Service and other revenue                                     20,908       17,035
                                                                --------     --------
         Total revenue                                            61,538       54,581
                                                                --------     --------

Cost of sales:
    Cost of product revenue                                       17,083       15,070
    Cost of service and other revenue                             14,374       11,982
                                                                --------     --------
         Total cost of sales                                      31,457       27,052
                                                                --------     --------

Gross margin                                                      30,081       27,529

Operating expenses:
    Sales and marketing                                           16,904       16,020
    Research and development                                       8,105        7,935
    General and administrative                                     2,525        3,420
                                                                --------     --------
         Total operating expenses                                 27,534       27,375
                                                                --------     --------

Income from operations                                             2,547          154

Other income (expense):
    Interest income                                                  294          359
    Interest expense                                              (1,296)      (1,309)
    Other                                                           (118)        (213)
                                                                --------     --------

Income (loss) before income taxes                                  1,427       (1,009)

Income tax provision (benefit)                                       -            -
                                                                --------     --------

Net income (loss)                                               $  1,427     $ (1,009)
                                                                --------     --------
                                                                --------     --------

Primary and fully diluted net income (loss) per share           $    .08     $   (.06)
                                                                --------     --------
                                                                --------     --------

Shares used in computation                                        17,127       16,604
                                                                --------     --------
                                                                --------     --------

See Notes to Condensed Consolidated Financial Statements.


                    NETWORK EQUIPMENT TECHNOLOGIES, INC.
             Condensed Consolidated Statement of Cash Flows
                        (in thousands - unaudited)

                                                                  Three Months Ended
                                                                June 26,     June 27,
                                                                  1994         1993
                                                               ---------    ---------
Cash and Cash Equivalents at Beginning of Period                $ 23,854     $ 30,080
Net Cash Flows from Operating Activities:
    Net income (loss)                                              1,427       (1,009)
    Adjustments to reconcile net income (loss) to cash
        used for operations:
          Depreciation and amortization                            4,756        4,737
          Restricted stock compensation                              -            109
          Changes in assets and liabilities:
              Accounts receivable                                    854       (3,904)
              Inventories                                          1,272          892
              Prepaid expenses and other assets                     (240)        (995)
              Accounts payable                                    (3,613)         609
              Accrued liabilities                                 (6,966)      (2,992)
                                                                --------     --------
          Net cash used for operations                            (2,510)      (2,553)
                                                                --------     --------
Cash Flows from Investing Activities:
    Purchases of temporary cash investments                         (500)      (5,000)
    Proceeds from sales of temporary cash investments              3,972        7,096
    Additions to property and equipment                             (677)      (2,960)
    Additions to software production costs                          (709)        (636)
    Other                                                             97          529
                                                                --------     --------
          Net cash provided by (used for) investing activities     2,183         (971)
                                                                --------     --------
Cash Flows from Financing Activities:
    Sale of common stock                                             742          566
    Repurchase of common stock                                       -           (307)
    Repayments of borrowings                                          (4)        (279)
    Other                                                            100         (109)
                                                                --------     --------
          Net cash provided by (used for) financing activities       838         (129)
                                                                --------     --------

              Net increase (decrease) in cash and cash equivalents   511       (3,653)
                                                                --------     --------
Cash and Cash Equivalents at End of Period                      $ 24,365     $ 26,427
                                                                --------     --------
                                                                --------     --------

Other Cash Flow Information:
    Cash paid (refunded) for:
        Interest                                                $  2,515     $  2,549
        Income taxes                                            $   (179)    $     80
    Non-cash investing and financing activities:
        Unrealized loss on investments                          $     28     $    -

See Notes to Condensed Consolidated Financial Statements.


                 NETWORK EQUIPMENT TECHNOLOGIES, INC.
         Notes to Condensed Consolidated Financial Statements
                    (June 26, 1994 - unaudited)


1.   Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 26, 1994, and the results of operations and cash flows for the three months ended June 26, 1994 and June 27, 1993. These statements should be read in conjunction with the March 31, 1994 consolidated financial statements and notes thereto. The results of operations for the three months ended June 26, 1994 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1995.


2.   Temporary Cash Investments

     Effective April 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities," which was issued in May 1993. Adoption of SFAS 115 resulted in adjusting investments to fair value at April 1, 1994 and recording an unrealized gain of $99,000 and an unrealized loss of $28,000 as a separate component of stockholders' equity at April 1, 1994 and June 26, 1994, respectively.

     The fair value and the amortized cost of available-for-sale securities at April 1, 1994 are presented in the table which follows. Fair values are based on quoted market prices obtained from an independent broker. For each category of investment securities, the table presents gross unrealized holding gains and losses.

                                                           Unrealized  Unrealized
                                    Amortized      Market     Holding     Holding
                                         Cost       Value       Gains      Losses
                                     --------    --------    --------    --------
     Medium term/corporate notes     $ 13,750    $ 13,844    $    101    $      7
     Commercial paper                   1,964       1,969           5           -
     Floating rate notes                1,000       1,000           -           -
     State agency bonds                 1,000       1,000           -           -
                                     --------    --------    --------    --------
                                     $ 17,714    $ 17,813    $    106    $      7
                                     --------    --------    --------    --------
                                     --------    --------    --------    --------

     As of April 1, 1994, all available-for-sale securities mature within one year.

3.   Inventories

     Inventories consist of (in thousands):

                                                   June 26,    March 31,
                                                     1994        1994
                                                  (unaudited)
                                                   ---------   ---------
     Purchased components                           $ 11,865    $ 12,608
     Work-in-process                                  17,623      18,618
     Finished goods                                    3,696       3,230
                                                   ---------   ---------
                                                    $ 33,184    $ 34,456
                                                   ---------   ---------
                                                   ---------   ---------


4.   Earnings Per Share

     Net income (loss) per share has been computed based upon the weighted average number of common and common equivalent shares outstanding. For primary earnings per share, common equivalent shares consist of the incremental shares issuable upon the assumed exercise of dilutive stock options. For fully diluted earnings per share, common equivalent shares also include, if dilutive, the effect of incremental shares issuable upon the conversion of the 7-1/4% convertible subordinated debentures, and net income will be adjusted for the interest expense (net of income taxes) related to the debentures.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


This discussion and analysis should be read in conjunction with Management's Discussion and Analysis in the Company's 1994 Annual Report to Shareholders and Part I of the Company's Form 10-K for the fiscal year ended March 31, 1994.


RESULTS OF OPERATIONS

The following table depicts selected data derived from the consolidated statement of operations expressed as a percentage of revenue for the first quarter of fiscal years 1995 and 1994:

                                             Three Months Ended
Percent of Revenue                     June 26, 1994    June 27, 1993
                                         ---------        ---------
Product revenue                             66.0             68.8
Service and other revenue                   34.0             31.2
                                           -----            -----
     Total revenue                         100.0            100.0
                                           -----            -----

Product revenue gross margin                58.0             59.9
Service and other revenue gross margin      31.3             29.7
                                           -----            -----
     Total gross margin                     48.9             50.4
                                           -----            -----

Sales and marketing                         27.5             29.4
Research and development                    13.2             14.5
General and administrative                   4.1              6.3
                                           -----            -----
     Total operating expenses               44.7             50.2
                                           -----            -----

Income from operations                       4.1              0.3
                                           -----            -----

Net income (loss)                            2.3             (1.8)
                                           -----            -----
                                           -----            -----


REVENUE

Total revenue for the first quarter of fiscal 1995 increased 12.7% to $61.5 million from $54.6 million for the first quarter of fiscal 1994. Product revenue and service and other revenue increased $3.1 million and $3.9 million, respectively, quarter-over-quarter. The 8.2% increase in product revenue is primarily attributable to an increase in international and U.S. government sales, which increased 41.8% and 20.0%, respectively. Overall, international and U.S. government sales represented 22.9% and 34.9% of the Company's total revenue, respectively, for the first quarter of fiscal 1995. Based upon current levels of proposal activity, management expects product revenue to increase over the remainder of the fiscal year.

The 22.7% increase in service and other revenue is attributable to systems integration activities in support of product sales to the U.S. government and to continued increases in the installed base of the Company's products.

GROSS MARGIN

Total gross margin as a percentage of total revenue decreased to 48.9% in the first quarter of fiscal 1995 from 50.4% in the comparable period of fiscal 1994. This decline was the result of a decrease in product gross margin to 58.0% in the first quarter of fiscal 1995 from 59.9% in the first quarter of fiscal 1994. The quarter-over-quarter decline resulted primarily from a slightly unfavorable IDNX product mix and an increase in sales discounts related to new client pricing programs. This decrease was partially offset by quarter-over-quarter favorable manufacturing variances from higher production volumes.

Service and other gross margin increased to 31.3% in the first quarter of fiscal 1995 from 29.7% in the comparable period of fiscal 1994. This increase is primarily attributable to improved margins on a slightly higher mix of systems integration activities provided under a U.S. government contract.
This component of service and other gross margin, which increased to 11.3% for the first quarter of fiscal 1995 from 6.4% for the comparable period of fiscal 1994, can vary based upon the nature, timing, and extent of OEM products and services provided.


OPERATING EXPENSES

Operating expenses in the first quarter of fiscal 1995 remained relatively flat from the first quarter of fiscal 1994, but decreased as a percentage of total revenue to 44.7% from 50.2%, respectively, as a result of higher revenue levels. Management expects the relationship of operating expenses as a percentage of total revenue to be relatively comparable with its current levels during the remainder of fiscal 1995.

Sales and marketing expense in the first quarter of fiscal 1995 increased $.9 million, or 5.5%, from the first quarter of fiscal 1994, but decreased as a percentage of total revenue to 27.5% from 29.4%, respectively. The dollar increase is primarily the result of the addition of personnel to support expansion of the sales infrastructure and increased sales commissions due to higher sales volume.

Research and development expense increased $.2 million, or 2.1%, in the first quarter of fiscal 1995 but decreased as a percentage of total revenue to 13.2% from 14.5% in the comparable period of fiscal 1994. The dollar increase is comprised of an increase in direct R & D project funding, including salary-related expenses, offset slightly by a reduction in other costs as a result of streamlining the Company's operations. During the first quarter of fiscal 1995, $.7 million of software costs were capitalized as compared to $.6 million in the comparable period of fiscal 1994. Management plans to continue funding research and development efforts at levels necessary to advance product programs. At the same time, it is management's intention to increase the focus of these development efforts and therefore keep research and development expense at levels relatively comparable with fiscal 1994.

General and administrative expense decreased both in dollars, from $3.4 million to $2.5 million, and as a percentage of total revenue, from 6.3% to 4.1%, in the first quarter of fiscal 1995 as compared to the first quarter of fiscal 1994, respectively. The dollar decrease is primarily a result of lower personnel costs related to streamlining the Company's operations.


INCOME TAXES

No tax expense was recorded by the Company for the net income of $1.4 million in the first quarter of fiscal 1995 due to the utilization of net operating loss carryforwards.

BUSINESS ENVIRONMENT AND RISK FACTORS

Historically, the majority of the Company's revenues in each quarter results from orders received and shipped in that quarter, and a significant proportion of such revenues result from orders received and shipped in the last month of the quarter. Because of these ordering patterns and potential delivery schedule changes, the Company does not believe that backlog is indicative of future revenue levels. Furthermore, if near term demand for the Company's products weakens in a particular quarter, the Company's operating results for that quarter would be adversely affected. Expense levels are relatively fixed and are set based on expectations regarding future revenue levels. These expectations involve making judgments on issues such as future competitive conditions and customer requirements, a process that involves evaluation of information that often is unclear and in conflict.

The Company's products include components, assemblies and subassemblies that are currently available from single sources. Testing and manufacturing is performed at the Company's Redwood City, California facility. Availability limitations, price increases or business interruptions could adversely impact revenue, margins and earnings.

Because of the factors described above, as well as others that may affect the Company's operating results, past financial results may not be an accurate indicator of future performance.


LIQUIDITY AND CAPITAL RESOURCES

As of June 26, 1994, the Company had cash, cash equivalents and temporary cash investments of $38.6 million, as compared to $41.6 million as of March 31, 1994. Cash used for operations was $2.5 million during the first quarter of fiscal 1995, consistent with the comparable period of the prior year. This usage was principally due to payment of fiscal 1994 incentive compensation, payment of interest on the convertible subordinated debentures, and a reduction in restructuring and reorganization reserve liabilities, offset somewhat by net income, depreciation and decreases in inventory and accounts receivable.

Net cash provided by investing activities of $2.2 million in the first quarter of fiscal 1995 consisted of $3.5 million in net proceeds from sale of temporary cash investments, partially offset by additions to software production costs and purchases of property and equipment.

Net cash provided by financing activities of $.8 million in the first quarter of fiscal 1995 is composed primarily of the sale of Common Stock.

As of June 26, 1994 the Company had available an unsecured $10.0 million line of credit. Borrowings under this committed facility are available through May 1995 and bear interest at the bank's base rate (which approximates prime) and base rate plus 0.5% on usage above $5.0 million. At June 26, 1994, there were no outstanding borrowings under this facility.

The Company believes that current cash balances and cash flows from operations, together with available sources of financing, will be sufficient to fund operations, purchases of capital equipment and research and development programs currently planned at least through the next twelve months.

                                PART II

                          OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

                 Exhibit 11: Statement re: Computation of Primary and Fully Diluted Earnings Per Share.

           (b)   Reports on Form 8-K

                 No report on Form 8-K was filed by the Company during its fiscal quarter ended June 26, 1994.

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

(DATE)                      August 9, 1994