Form 10-Q
period 1994-09-25
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 1994-11-08
CIK 752431

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

For the quarterly period ended September 25, 1994, or

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended  _________________  or  ____________________

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

          The number of shares outstanding of the registrant's Common Stock, $.01 par value, on September 25, 1994 was 17,647,225.


This document consists of 12 pages of which this is page 1.
______________________________________________________________________________
______________________________________________________________________________


<PAGE 2>

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.

                                    INDEX

                                                                         Page
                                                                        Number
                                                                        ------

PART I.    Financial Information

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheet -
           September 25, 1994 and March 31, 1994 ......................    3

           Condensed Consolidated Statement of Operations - quarter and
           six months ended September 25, 1994 and September 26, 1993 .    4

           Condensed Consolidated Statement of Cash Flows - six
           months ended September 25, 1994 and September 26, 1993 .....    5

           Notes to Condensed Consolidated Financial Statements .......    6

  Item 2.  Management's Discussion and Analysis of
           Results of Operations and Financial Condition ..............    7

PART II.   Other Information

  Item 4.  Submission of Matters to a Vote of Security Holders ........   10

  Item 6.  Exhibits and Reports on Form 8-K ...........................   10

SIGNATURE  ............................................................   11

EXHIBIT 11 Computation of Primary and Fully Diluted
           Earnings Per Share .........................................   12


<PAGE 3>

                   NETWORK EQUIPMENT TECHNOLOGIES, INC.
                   Condensed Consolidated Balance Sheet
                         (dollars in thousands)

                                                                    September 25,     March 31,
                                                                        1994            1994
                                                                     (unaudited)
                                                                      ---------       ---------
Assets
Current assets:
     Cash and cash equivalents                                        $ 26,118        $ 23,854
     Temporary cash investments                                         26,420          17,714
     Accounts receivable, net of allowances of $3,408 at
          September 25 and $3,195 at March 31                           51,954          57,432
     Inventories                                                        30,719          34,456
     Prepaid expenses and other assets                                   4,065           3,842
                                                                      --------        --------
          Total current assets                                         139,276         137,298
Property and equipment, net of accumulated depreciation and
   amortization of $84,293 at September 25 and $75,990 at March 31      28,703          33,386
Software production costs, net of accumulated amortization of
    $19,439 at September 25 and $18,041 at March 31                      5,493           5,520
Other assets                                                            10,626          10,811
                                                                      --------        --------
                                                                      $184,098        $187,015
                                                                      --------        --------
                                                                      --------        --------

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                 $ 13,968        $ 20,225
     Accrued liabilities                                                33,985          38,883
     Notes payable and current portion of long-term obligations             14              26
                                                                      --------        --------
          Total current liabilities                                     47,967          59,134
Deferred income taxes                                                      328             328
7-1/4% convertible subordinated debentures                              68,625          68,625
Stockholders' equity:
     Preferred stock, $.01 par value
          Authorized:  5,000,000 shares
          Outstanding:  none                                               -               -
     Common stock to be issued                                             130             268
     Common stock, $.01 par value
          Authorized:  50,000,000 shares
          Outstanding:  17,647,000 shares at September 25 a
                        17,097,000 shares at March 31                      176             171
     Additional paid-in capital                                        102,262          98,315
     Unrealized gain (loss) on available-for-sale securities               (44)            -
     Accumulated translation adjustment                                 (1,023)         (1,157)
     Accumulated deficit                                               (34,323)        (38,669)
                                                                      --------        --------
          Total stockholders' equity                                    67,178          58,928
                                                                      --------        --------
                                                                      $184,098        $187,015
                                                                      --------        --------
                                                                      --------        --------

See Notes to Condensed Consolidated Financial Statements.



<PAGE 4>

                     NETWORK EQUIPMENT TECHNOLOGIES, INC.
               Condensed Consolidated Statement of Operations
            (in thousands, except per share amounts - unaudited)

                                                  Quarter Ended             Six Months Ended
                                               Sept. 25,  Sept. 26,       Sept. 25,  Sept. 26,
                                                 1994        1993           1994        1993
                                               --------   --------        --------   --------
Revenue:
    Product revenue                            $ 44,030   $ 38,029        $ 84,660   $ 75,575
    Service and other revenue                    22,821     16,982          43,729     34,017
                                               --------   --------        --------   --------
         Total revenue                           66,851     55,011         128,389    109,592
                                               --------   --------        --------   --------

Cost of sales:
    Cost of product revenue                      18,117     16,338          35,200     31,408
    Cost of service and other revenue            16,330     10,602          30,704     22,584
                                               --------   --------        --------   --------
         Total cost of sales                     34,447     26,940          65,904     53,992
                                               --------   --------        --------   --------

Gross margin                                     32,404     28,071          62,485     55,600

Operating expenses:
    Sales and marketing                          17,113     17,179          34,017     33,199
    Research and development                      8,439      8,011          16,544     15,946
    General and administrative                    2,821      3,355           5,346      6,775
                                               --------   --------        --------   --------
         Total operating expenses                28,373     28,545          55,907     55,920
                                               --------   --------         --------   --------

Income (loss) from operations                     4,031       (474)          6,578       (320)

Other income (expense):
     Interest income                                476        364             770        723
     Interest expense                            (1,306)    (1,312)         (2,602)    (2,621)
     Other                                         (282)      (123)           (400)      (336)
                                               --------   --------        --------   --------

Income (loss) before income taxes                 2,919     (1,545)          4,346     (2,554)

Income tax provision (benefit)                      -          -               -          -
                                               --------   --------        --------   --------

Net income (loss)                              $  2,919   $ (1,545)       $  4,346   $ (2,554)
                                               --------   --------        --------   --------
                                               --------   --------        --------   --------

Net income (loss) per share:
     Primary                                   $    .16   $   (.09)       $    .25   $   (.15)
                                               --------   --------        --------   --------
                                               --------   --------        --------   --------
     Fully diluted                             $    .16   $   (.09)       $    .23   $   (.15)
                                               --------   --------        --------   --------
                                               --------   --------        --------   --------

Shares used in computation:
     Primary                                     18,243     16,695          17,988     16,650
                                               --------   --------        --------   --------
                                               --------   --------        --------   --------
     Fully diluted                               18,725     16,695          18,608     16,650
                                               --------   --------        --------   --------
                                               --------   --------        --------   --------

See Notes to Condensed Consolidated Financial Statements.



<PAGE 5>

                   NETWORK EQUIPMENT TECHNOLOGIES, INC.
             Condensed Consolidated Statement of Cash Flows
                       (in thousands - unaudited)

                                                                      Six Months Ended
                                                                   Sept. 25,    Sept. 26,
                                                                      1994         1993
                                                                   --------     --------
Cash and Cash Equivalents at Beginning of Period                   $ 23,854     $ 30,080
                                                                   --------     --------
Net Cash Flows from Operating Activities:
   Net income (loss)                                                  4,346       (2,554)
   Adjustments to reconcile net income (loss) to cash
     provided by (used for) operations:
         Depreciation and amortization                                9,254        9,686
         Restricted stock compensation                                  -            220
         Changes in assets and liabilities:
             Accounts receivable                                      5,478       (5,832)
             Inventories                                              3,737         (164)
             Prepaid expenses and other assets                         (223)        (846)
             Accounts payable                                        (6,257)          74
             Accrued liabilities                                     (4,898)      (6,872)
                                                                   --------     --------
       Net cash provided by (used for) operations                    11,437       (6,288)
                                                                   --------     --------

Cash Flows from Investing Activities:
   Purchases of temporary cash investments                          (18,352)     (13,000)
   Proceeds from sales of temporary cash investments                  9,602       17,071
   Additions to property and equipment                               (3,173)      (6,225)
   Additions to software production costs                            (1,371)      (1,374)
   Other                                                                185        1,503
                                                                   --------     --------
        Net cash used for investing activities                      (13,109)      (2,025)
                                                                   --------     --------

Cash Flows from Financing Activities:
   Sale of common stock                                               3,814        1,682
   Repurchase of common stock                                           -           (600)
   Repayments of borrowings                                             (12)        (568)
   Other                                                                134           (7)
                                                                   --------     --------
        Net cash provided by financing activities                     3,936          507
                                                                   --------     --------

           Net increase (decrease) in cash and cash equivalents       2,264       (7,806)
                                                                   --------     --------

Cash and Cash Equivalents at End of Period                         $ 26,118     $ 22,274
                                                                   --------     --------
                                                                   --------     --------

Other Cash Flow Information:
   Cash paid (refunded) for:
        Interest                                                  $   2,552    $   2,572
        Income taxes                                              $     421    $      (4)
   Non-cash investing and financing activities:
        Unrealized loss on investments                            $      44    $     -


See Notes to Condensed Consolidated Financial Statements.



<PAGE 6>

                     NETWORK EQUIPMENT TECHNOLOGIES, INC.
             Notes to Condensed Consolidated Financial Statements
                       (September 25, 1994 - unaudited)


1.   Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 25, 1994, and the results of operations and cash flows for the quarter and six months ended September 25, 1994 and September 26, 1993. These statements should be read in conjunction with the March 31, 1994 consolidated financial statements and notes thereto. The results of operations for the six months ended September 25, 1994 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1995.


2.   Temporary Cash Investments

     Effective April 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities," which was issued in May 1993. Adoption of SFAS 115 resulted in adjusting investments to fair value at April 1, 1994 and recording an unrealized gain of $99,000 and an unrealized loss of $44,000 as a separate component of stockholders' equity at April 1, 1994 and September 25, 1994, respectively.


3.   Inventories

     Inventories consist of (in thousands):
                                               September 25,      March 31,
                                                   1994             1994
                                                 --------         --------
                                               (unaudited)

     Purchased components                        $ 10,223         $ 12,608
     Work-in-process                               15,534           18,618
     Finished goods                                 4,962            3,230
                                                 --------         --------
                                                 $ 30,719         $ 34,456
                                                 --------         --------
                                                 --------         --------


4.   Earnings Per Share

     Net income (loss) per share has been computed based upon the weighted average number of common and common equivalent shares outstanding. For primary earnings per share, common equivalent shares consist of the incremental shares issuable upon the assumed exercise of dilutive stock options. For fully diluted earnings per share, common equivalent shares also include, if dilutive, the effect of incremental shares issuable upon the conversion of the 7-1/4% convertible subordinated debentures, and net income is adjusted for the interest expense (net of income taxes) related to the debentures.


<PAGE 7>

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


This discussion and analysis should be read in conjunction with Management's Discussion and Analysis in the Company's 1994 Annual Report to Shareholders and Part I of the Company's Form 10-K for the fiscal year ended March 31, 1994.


RESULTS OF OPERATIONS

The following table depicts selected data derived from the consolidated statement of operations expressed as a percentage of revenue for the periods presented:

                                              Quarter Ended           Six Months Ended
                                           Sept. 25,  Sept. 26,     Sept. 25,  Sept. 26,
Percent of Revenue                            1994       1993          1994       1993
                                            -------    -------       -------    -------
Product revenue                               65.9       69.1          65.9       69.0
Service and other revenue                     34.1       30.9          34.1       31.0
                                             -----      -----         -----      -----
     Total revenue                           100.0      100.0         100.0      100.0
                                             -----      -----         -----      -----

Product revenue gross margin                  58.9       57.0          58.4       58.4
Service and other revenue gross margin        28.4       37.6          29.8       33.6
                                             -----      -----         -----      -----
     Total gross margin                       48.5       51.0          48.7       50.7
                                             -----      -----         -----      -----

Sales and marketing                           25.6       31.2          26.5       30.3
Research and development                      12.7       14.6          12.9       14.5
General and administrative                     4.2        6.1           4.2        6.2
                                             -----      -----         -----      -----
     Total operating expenses                 42.5       51.9          43.6       51.0
                                             -----      -----         -----      -----

Income from operations                         6.0        (.9)          5.1        (.3)
                                             -----      -----         -----      -----

Net income (loss)                              4.4       (2.8)          3.4       (2.3)
                                             -----      -----         -----      -----
                                             -----      -----         -----      -----


Revenue

Total revenue for the second quarter and first six months of fiscal 1995 increased 21.5% and 17.2%, respectively, from the comparable periods in the prior year. Product revenue for the second quarter and first six months of fiscal 1995 increased $6.0 million, or 15.8%, and $9.1 million, or 12.0%, respectively, from the comparable periods of the prior year. Both the quarter and year-to-date increases in product revenue are primarily attributable to an increase in international sales which increased 86.5% to 28.6% of total revenue for the quarter and 65.4% to 26.1% of total revenue year-to-date. Based upon current levels of proposal activity, management expects product revenue to continue to increase over the remainder of the fiscal year.

The increase in service and other revenue for the second quarter and first six months of fiscal 1995 of $5.8 million and $9.7 million, respectively, is primarily attributable to an increase in systems integration services in support of product sales to the U.S. government.

<PAGE 8>

Gross Margin

Total gross margin as a percentage of total revenue decreased to 48.5% and 48.7%, respectively, in the second quarter and first six months of fiscal 1995 from 51.0% and 50.7% in the comparable periods of fiscal 1994. These declines were the result of a decrease in service and other gross margin to 28.4% and 29.8% for the second quarter and first six months of fiscal 1995 from 37.6% and 33.6%, respectively, for the comparable periods of fiscal 1994. Product gross margin increased quarter-over-quarter to 58.9% from 57.0% and remained flat at 58.4% for the first six months of fiscal 1995 over the comparable period of fiscal 1994 primarily due to favorable manufacturing variances from higher production volumes. This was partially offset by a higher volume of lower margin sales to new customers in the Asia Pacific/Latin American sales channel as well as an increase in sales discount and upgrade programs. The favorable margin impact as a result of expected sales volume increases during the remainder of the fiscal year may be partially offset by sales through lower margin distribution channels.

Service and other gross margin decreased both for the quarter and year-to-date periods from the prior fiscal year primarily as a result of a significantly higher mix of lower gross margin systems integration services provided under a U.S. government contract. Gross margin on these services, which decreased to 10.5% and increased to 10.8% for the second quarter and first six months of fiscal 1995, respectively, from 16.1% and 10.4% for the comparable periods of fiscal 1994, can vary widely based upon the nature, timing, and extent of OEM products and services provided.

Operating Expenses

Operating expenses in the second quarter and first six months of fiscal 1995 remained relatively flat from the comparable periods of fiscal 1994, but decreased as a percentage of total revenue to 42.5% and 43.6% from 51.9% and 51.0%, respectively, as a result of higher revenue levels. Management expects the relationship of operating expenses as a percentage of total revenue to decrease during the remainder of fiscal 1995 due to expected higher levels of revenue.

Sales and marketing expense remained flat quarter-over-quarter and increased $.8 million for the first six months of fiscal 1995 from the comparable periods of fiscal 1994, but decreased as a percentage of total revenue to 25.6% and 26.5% from 31.2% and 30.3%, respectively. The year-over-year dollar increase is primarily the result of increased sales commissions due to higher sales volume and the addition of personnel. On a quarter-over-quarter basis, these increases were offset by other cost reductions.

Research and development expense increased $.4 million and $.6 million in the second quarter and first six months of fiscal 1995 from the comparable periods of fiscal 1994, but decreased as a percentage of total revenue to 12.7% and 12.9%, respectively, from 14.6% and 14.5% in the comparable periods of fiscal 1994. The dollar increase is comprised of an increase in direct R&D project funding, including salary-related expenses, offset slightly by a reduction in other costs as a result of streamlining the Company's operations. During the second quarter and first six months of fiscal 1995, $.7 million and $1.4 million of software costs were capitalized, flat with the comparable periods of fiscal 1994. Management plans to continue funding research and development expenses at levels relatively comparable with fiscal 1994.

General and administrative expense decreased both in dollars, $.5 million and $1.4 million for the second quarter and first six months of fiscal 1995 from the comparable periods of fiscal 1994, and as a percentage of total revenue, to 4.2% from 6.1% and 6.2%, respectively. The dollar decrease is primarily a result of lower personnel costs related to streamlining the Company's operations.


<PAGE 9>

Income Taxes

No tax expense was recorded by the Company for the net income of $2.9 million and $4.3 million, respectively, in the second quarter and first six months of fiscal 1995 due to the utilization of net operating loss carryforwards.


BUSINESS ENVIRONMENT AND RISK FACTORS

The Company's products include components, assemblies and subassemblies that are currently available from single sources. Testing and manufacturing is performed at the Company's Redwood City, California facility. Availability limitations, price increases or business interruptions could adversely impact revenue, margins and earnings.


LIQUIDITY AND CAPITAL RESOURCES

As of September 25, 1994, the Company had cash, cash equivalents and temporary cash investments of $52.5 million, as compared to $41.6 million as of March 31, 1994. Cash provided by operations was $11.4 million during the first six months of fiscal 1995, a $17.7 million increase over the comparable period of the prior year. This increase was principally due to decreases in accounts receivable and inventory and net income versus a net loss in the prior year. Accounts receivable decreased $5.5 million during the first six months of fiscal 1995 as compared to an increase of $5.8 million in the comparable period of the prior year despite the significant increase in revenue over that same period.

Net cash used for investing activities of $13.1 million for the first six months of fiscal 1995 consisted of $8.8 million in net purchases of temporary cash investments, $3.2 million in purchases of property and equipment and additions to software production costs.

Net cash provided by financing activities of $3.9 million for the first six months of fiscal 1995 is composed primarily of the sale of Common Stock.

As of September 25, 1994 the Company had available an unsecured $10.0 million line of credit. Borrowings under this committed facility are available through May 1995 and bear interest at the bank's base rate (which approximates prime) and base rate plus 0.5% on usage above $5.0 million. At September 25, 1994, there were no outstanding borrowings under this facility.

The Company believes that current cash balances and cash flows from operations, together with available sources of financing, will be sufficient to fund operations, purchases of capital equipment and research and development programs currently planned at least through the next twelve months.


<PAGE 10>

                                  PART II

                             OTHER INFORMATION



Item 4.     Submission of Matters to a Vote of Security Holders

            On August 9, 1994, the Company held its Annual Meeting of Stockholders. At this meeting, the stockholders voted to (1) elect Joseph J. Francesconi and Walter J. Gill as directors. Joseph J. Francesconi received 15,781,801 votes in favor and 142,629 votes withheld and Walter J. Gill received 15,778,383 votes in favor and 146,047 votes withheld. Continuing as directors are John B. Arnold, Robert H. B. Baldwin, Dixon R. Doll, DuWayne J. Peterson, Jr., Frank S. Vigilante and Hans A. Wolf; and
            (2) approve amendments to the Company's 1993 Stock Option Plan concerning the Non-Employee Director Automatic Stock Option Grant Program as follows: 13,178,262 votes in favor, 2,664,366 votes against, and 81,802 votes abstaining.


Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  Exhibit 11: Statement re: Computation of Primary and Fully Diluted Earnings Per Share.

            (b)   Reports on Form 8-K

                  No report on Form 8-K was filed by the Company during its fiscal quarter ended September 25, 1994.


<PAGE 11>

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

(DATE)                         November 7, 1994