Form 10-Q
period 1994-12-25
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 1995-02-07
CIK 752431

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

For the quarterly period ended December 25, 1994, or

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

          The number of shares outstanding of the registrant's Common Stock, $.01 par value, on December 25, 1994 was 18,113,581.


This document consists of 12 pages of which this is page 1.
______________________________________________________________________________
______________________________________________________________________________


<PAGE 2>

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.

                                    INDEX

                                                                         Page
                                                                        Number
                                                                        ------

PART I.    Financial Information

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheet -
           December 25, 1994 and March 31, 1994 .......................    3

           Condensed Consolidated Statement of Operations - quarter and
           nine months ended December 25, 1994 and December 26, 1993 ..    4

           Condensed Consolidated Statement of Cash Flows - nine
           months ended December 25, 1994 and December 26, 1993 .......    5

           Notes to Condensed Consolidated Financial Statements .......    6

  Item 2.  Management's Discussion and Analysis of
           Results of Operations and Financial Condition ..............    7

PART II.   Other Information

  Item 6.  Exhibits and Reports on Form 8-K ...........................   10

SIGNATURE  ............................................................   11

EXHIBIT 11 Computation of Primary and Fully Diluted
           Earnings Per Share .........................................   12


<PAGE 3>

                   NETWORK EQUIPMENT TECHNOLOGIES, INC.
                   Condensed Consolidated Balance Sheet
                         (dollars in thousands)

                                                                     December 25,     March 31,
                                                                        1994            1994
                                                                     (unaudited)
                                                                      ---------       ---------
Assets
Current assets:
     Cash and cash equivalents                                        $ 29,213        $ 23,854
     Temporary cash investments                                         35,252          17,714
     Accounts receivable, net of allowances of $3,744 at
          December 25 and $3,195 at March 31                            56,803          57,432
     Inventories                                                        32,252          34,456
     Prepaid expenses and other assets                                   4,668           3,842
                                                                      --------        --------
          Total current assets                                         158,188         137,298
Property and equipment, net of accumulated depreciation and
   amortization of $87,699 at December 25 and $75,990 at March 31       28,071          33,386
Software production costs, net of accumulated amortization of
   $20,161 at December 25 and $18,041 at March 31                        5,009           5,520
Other assets                                                            10,436          10,811
                                                                      --------        --------
                                                                      $201,704        $187,015
                                                                      --------        --------
                                                                      --------        --------

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                 $ 14,054        $ 20,225
     Accrued liabilities                                                42,500          38,883
     Notes payable and current portion of long-term obligations              9              26
                                                                      --------        --------
          Total current liabilities                                     56,563          59,134
Deferred income taxes                                                      458             328
7-1/4% convertible subordinated debentures                              68,625          68,625
Stockholders' equity:
     Preferred stock, $.01 par value
          Authorized:  5,000,000 shares
          Outstanding:  none                                               -               -
     Common stock to be issued                                              86             268
     Common stock, $.01 par value
          Authorized:  50,000,000 shares
          Outstanding:  18,114,000 shares at December 25 and
                        17,097,000 shares at March 31                      181             171
     Additional paid-in capital                                        105,948          98,315
     Unrealized gain (loss) on available-for-sale securities                (2)            -
     Accumulated translation adjustment                                 (1,091)         (1,157)
     Accumulated deficit                                               (29,064)        (38,669)
                                                                      --------        --------
          Total stockholders' equity                                    76,058          58,928
                                                                      --------        --------
                                                                      $201,704        $187,015
                                                                      --------        --------
                                                                      --------        --------

See Notes to Condensed Consolidated Financial Statements.



<PAGE 4>

                     NETWORK EQUIPMENT TECHNOLOGIES, INC.
               Condensed Consolidated Statement of Operations
            (in thousands, except per share amounts - unaudited)

                                                  Quarter Ended            Nine Months Ended
                                               Dec. 25,   Dec. 26,        Dec. 25,   Dec. 26,
                                                 1994       1993            1994       1993
                                               --------   --------        --------   --------
Revenue:
    Product revenue                            $ 51,227   $ 43,481        $135,887   $119,056
    Service and other revenue                    22,612     17,764          66,341     51,781
                                               --------   --------        --------   --------
         Total revenue                           73,839     61,245         202,228    170,837
                                               --------   --------        --------   --------

Cost of sales:
    Cost of product revenue                      20,825     18,305          56,025     49,713
    Cost of service and other revenue            14,839     12,043          45,543     34,627
                                               --------   --------        --------   --------
         Total cost of sales                     35,664     30,348         101,568     84,340
                                               --------   --------        --------   --------

Gross margin                                     38,175     30,897         100,660     86,497

Operating expenses:
    Sales and marketing                          17,707     17,760          51,724     50,959
    Research and development                      8,556      8,566          25,100     24,512
    General and administrative                    3,029      3,336           8,375     10,111
                                               --------   --------        --------   --------
         Total operating expenses                29,292     29,662          85,199     85,582
                                               --------   --------        --------   --------

Income from operations                            8,883      1,235          15,461        915

Other income (expense):
     Interest income                                625        354           1,395      1,077
     Interest expense                            (1,304)    (1,339)         (3,906)    (3,960)
     Other                                         (135)        80            (535)      (256)
                                               --------   --------        --------   --------

Income (loss) before income taxes                 8,069        330          12,415     (2,224)

Income tax provision                              2,810        -             2,810        -
                                               --------   --------        --------   --------

Net income (loss)                              $  5,259   $    330        $  9,605   $ (2,224)
                                               --------   --------        --------   --------
                                               --------   --------        --------   --------

Net income (loss) per share:
     Primary                                   $    .27   $    .02        $    .52   $   (.13)
                                               --------   --------        --------   --------
                                               --------   --------        --------   --------
     Fully diluted                             $    .27   $    .02        $    .49   $   (.13)
                                               --------   --------        --------   --------
                                               --------   --------        --------   --------

Shares used in computation:
     Primary                                     19,567     16,829          18,312     16,711
                                               --------   --------        --------   --------
                                               --------   --------        --------   --------
     Fully diluted                               19,819     16,829          19,596     16,711
                                               --------   --------        --------   --------
                                               --------   --------        --------   --------

See Notes to Condensed Consolidated Financial Statements.



<PAGE 5>

                   NETWORK EQUIPMENT TECHNOLOGIES, INC.
             Condensed Consolidated Statement of Cash Flows
                       (in thousands - unaudited)

                                                                     Nine Months Ended
                                                                   Dec. 25,     Dec. 26,
                                                                     1994         1993
                                                                   --------     --------
Cash and Cash Equivalents at Beginning of Period                   $ 23,854     $ 30,080
                                                                   --------     --------
Net Cash Flows from Operating Activities:
   Net income (loss)                                                  9,605       (2,224)
   Adjustments to reconcile net income (loss) to cash
     provided by (used for) operations:
         Depreciation and amortization                               13,382       14,223
         Restricted stock compensation                                  -            329
         Changes in assets and liabilities:
             Accounts receivable                                        629       (7,088)
             Inventories                                              2,204       (4,015)
             Prepaid expenses and other assets                         (826)        (104)
             Accounts payable                                        (6,171)       3,108
             Accrued liabilities                                      3,617       (4,668)
                                                                   --------     --------
       Net cash provided by (used for) operations                    22,440         (439)
                                                                   --------     --------

Cash Flows from Investing Activities:
   Purchases of temporary cash investments                          (36,608)     (17,700)
   Proceeds from sales of temporary cash investments                 19,068       21,172
   Additions to property and equipment                               (5,947)      (9,356)
   Additions to software production costs                            (1,609)      (2,035)
   Other                                                                505        2,271
                                                                   --------     --------
        Net cash used for investing activities                      (24,591)      (5,648)
                                                                   --------     --------

Cash Flows from Financing Activities:
   Sale of common stock                                               7,461        2,444
   Repurchase of common stock                                           -           (600)
   Repayments of borrowings                                             (17)        (813)
   Other                                                                 66          (71)
                                                                   --------     --------
        Net cash provided by financing activities                     7,510          960
                                                                   --------     --------

           Net increase (decrease) in cash and cash equivalents       5,359       (5,127)
                                                                   --------     --------

Cash and Cash Equivalents at End of Period                         $ 29,213     $ 24,953
                                                                   --------     --------
                                                                   --------     --------

Other Cash Flow Information:
   Cash paid for:
        Interest                                                   $  5,076     $  5,127
        Income taxes                                               $  1,223     $     94
   Non-cash investing and financing activities:
        Unrealized loss on investments                             $      2     $    -


See Notes to Condensed Consolidated Financial Statements.



<PAGE 6>

                     NETWORK EQUIPMENT TECHNOLOGIES, INC.
             Notes to Condensed Consolidated Financial Statements
                       (December 25, 1994 - unaudited)


1.   Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of December 25, 1994, and the results of operations and cash flows for the quarter and nine months ended December 25, 1994 and December 26, 1993. These statements should be read in conjunction with the March 31, 1994 consolidated financial statements and notes thereto. The results of operations for the nine months ended December 25, 1994 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1995.


2.   Temporary Cash Investments

     Effective April 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." Adoption of SFAS 115 resulted in adjusting investments to fair value at April 1, 1994 and recording an unrealized gain of $99,000 and an unrealized loss of $2,000 as a separate component of stockholders' equity at April 1, 1994 and December 25, 1994, respectively.


3.   Inventories

     Inventories consist of (in thousands):
                                                December 25,      March 31,
                                                   1994             1994
                                                 --------         --------
                                               (unaudited)

     Purchased components                        $ 12,343         $ 12,608
     Work-in-process                               16,679           18,618
     Finished goods                                 3,230            3,230
                                                 --------         --------
                                                 $ 32,252         $ 34,456
                                                 --------         --------
                                                 --------         --------


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


RESULTS OF OPERATIONS

The following table depicts selected data derived from the consolidated statement of operations expressed as a percentage of revenue for the periods presented:

                                              Quarter Ended          Nine Months Ended
                                            Dec. 25,   Dec. 26,      Dec. 25,   Dec. 26,
Percent of Revenue                            1994       1993          1994       1993
                                            -------    -------       -------    -------
Product revenue                               69.4       71.0          67.2       69.7
Service and other revenue                     30.6       29.0          32.8       30.3
                                             -----      -----         -----      -----
     Total revenue                           100.0      100.0         100.0      100.0
                                             -----      -----         -----      -----

Product revenue gross margin                  59.3       57.9          58.8       58.2
Service and other revenue gross margin        34.4       32.2          31.4       33.1
                                             -----      -----         -----      -----
     Total gross margin                       51.7       50.4          49.8       50.6
                                             -----      -----         -----      -----

Sales and marketing                           24.0       29.0          25.6       29.8
Research and development                      11.6       14.0          12.4       14.4
General and administrative                     4.1        5.4           4.2        5.9
                                             -----      -----         -----      -----
     Total operating expenses                 39.7       48.4          42.2       50.1
                                             -----      -----         -----      -----

Income from operations                        12.0        2.0           7.6         .5
                                             -----      -----         -----      -----

Net income (loss)                              7.1         .5           4.7       (1.3)
                                             -----      -----         -----      -----
                                             -----      -----         -----      -----


Revenue

Total revenue for the third quarter and first nine months of fiscal 1995 increased 20.6% and 18.4%, respectively, from the comparable periods in the prior year. Product revenue for the third quarter and first nine months of fiscal 1995 increased $7.7 million, or 17.8%, and $16.8 million, or 14.1%, respectively, from the comparable periods of the prior year. Both the quarter and year-to-date increases in product revenue are primarily attributable to an increase in international sales which increased 44.3% to 27.9% of total revenue for the quarter and 56.7% to 26.8% of total revenue year-to-date. Based upon current levels of proposal activity, management expects product revenue to increase in the fourth quarter and, consistent with historic trends, to then decrease in the first quarter of fiscal 1996 from the fourth quarter of fiscal 1995.

The increase in service and other revenue for the third quarter and first nine months of fiscal 1995 of $4.8 million and $14.6 million, respectively, is primarily attributable to an increase in systems integration services in support of product sales to the U.S. government and to increases in service revenue as a result of increases in the installed base of the Company's products.

<PAGE 8>

Gross Margin

Total gross margin as a percentage of total revenue increased to 51.7% in the third quarter and decreased to 49.8% in the first nine months of fiscal 1995 from 50.4% and 50.6% in the comparable periods of fiscal 1994. The quarter-over-quarter increase was the result of an increase in product gross margin while the year-to-date decline was the result of a decrease in service and other gross margin as well as an increase in the mix of service and other revenue as a percentage of total revenue. Product gross margin increased to 59.3% and 58.8% in the third quarter and first nine months of fiscal 1995 from 57.9% and 58.2%, respectively, in the comparable periods of fiscal 1994.
These increases were primarily due to favorable manufacturing variances from higher production volumes. This was partially offset by a higher volume of lower margin sales to new customers in the Asia Pacific/Latin American sales channel.

Service and other gross margin for the third quarter and first nine months of fiscal 1995 was 34.4% and 31.4%, respectively, as compared to 32.2% and 33.1% in the comparable periods of fiscal 1994. The quarter-over-quarter increase is a result of an increase in service margin. However, service and other gross margin was negatively impacted in both periods as a result of a higher mix of lower gross margin systems integration services provided under a U.S. government contract.

Operating Expenses

Operating expenses in the third quarter and first nine months of fiscal 1995 decreased from the comparable periods of fiscal 1994, and also decreased as a percentage of total revenue to 39.7% and 42.2% from 48.4% and 50.1%, respectively, as a result of higher revenue levels. Management expects the relationship of operating expenses as a percentage of total revenue for the fourth quarter of fiscal 1995 to remain comparable to that of the third quarter.

Sales and marketing expense remained flat quarter-over-quarter and increased $.8 million for the first nine months of fiscal 1995 from the comparable periods of fiscal 1994, but decreased as a percentage of total revenue to 24.0% and 25.6% from 29.0% and 29.8%, respectively. The year-over-year dollar increase is primarily the result of increased sales commissions due to higher sales volume and the addition of personnel. On a quarter-over-quarter basis, these increases were offset by other cost reductions.

Research and development expense remained flat quarter-over-quarter and increased $.6 million for the first nine months of fiscal 1995 from the comparable periods of fiscal 1994, but decreased as a percentage of total revenue to 11.6% and 12.4%, respectively, from 14.0% and 14.4% in the comparable periods of fiscal 1994. The year-over-year dollar increase is comprised of an increase in direct R&D project funding, including salary-related expenses, offset slightly by a reduction in other costs as a result of streamlining the Company's operations. During the third quarter and first nine months of fiscal 1995, $.2 million and $1.6 million of software costs were capitalized as compared to $.7 million and $2.0 million in the comparable periods of fiscal 1994. Management plans to continue funding research and development expenses at levels relatively comparable with fiscal 1994.

General and administrative expense decreased both in dollars, $.3 million and $1.7 million for the third quarter and first nine months of fiscal 1995 from the comparable periods of fiscal 1994, and as a percentage of total revenue, to 4.1% and 4.2% from 5.4% and 5.9%, respectively. The dollar decrease is primarily a result of lower personnel costs related to streamlining the Company's operations.


<PAGE 9>

Income Taxes

The third quarter of fiscal 1995 includes a provision for income tax expense of $2.8 million. Based on the improved earnings in the quarter, the Company now expects to pay tax (primarily U.S. Alternative Minimum tax) in the range of 22% of pretax earnings for the year and, accordingly, has provided in the quarter for this year-to-date impact.

The Company has reported net losses in its past three fiscal years and, accordingly, has not recognized the benefit of tax loss and other tax credit carryforwards. With improved results in the current fiscal year, management will, in the fourth quarter, assess when it would be appropriate to recognize such tax benefits. At such time that these benefits are recognized, they will result in a one-time credit to earnings.


BUSINESS ENVIRONMENT AND RISK FACTORS

The Company's products include components, assemblies and subassemblies that are currently available from single sources. Testing and manufacturing is performed at the Company's Redwood City, California facility. Availability limitations, price increases or business interruptions could adversely impact revenue, margins and earnings.


LIQUIDITY AND CAPITAL RESOURCES

As of December 25, 1994, the Company had cash, cash equivalents and temporary cash investments of $64.5 million, as compared to $41.6 million as of March 31, 1994. Cash provided by operations was $22.6 million during the first nine months of fiscal 1995, a $23.0 million increase over the comparable period of the prior year. This increase was principally due to net income versus a net loss in the prior year and to decreases in accounts receivable and inventory. Despite the significant increase in revenue, accounts receivable and inventory decreased $.6 million and $2.2 million, respectively, during the first nine months of fiscal 1995 as compared to increases of $7.1 million and $4.0 million in the comparable period of the prior year.

Net cash used for investing activities of $24.7 million for the first nine months of fiscal 1995 consisted of $17.5 million in net purchases of temporary cash investments, $5.9 million in purchases of property and equipment and additions to software production costs.

Net cash provided by financing activities of $7.5 million for the first nine months of fiscal 1995 is composed primarily of the sale of Common Stock.

As of December 25, 1994 the Company had available an unsecured $10.0 million line of credit. Borrowings under this committed facility are available through May 1995 and bear interest at the bank's base rate (which approximates prime) and base rate plus 0.5% on usage above $5.0 million. At December 25, 1994, there were no outstanding borrowings under this facility.

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

                             OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  Exhibit 11: Statement re: Computation of Primary and Fully Diluted Earnings Per Share.

            (b)   Reports on Form 8-K

                  No report on Form 8-K was filed by the Company during its fiscal quarter ended December 25, 1994.


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

(DATE)                         February 7, 1995