Form 10-K/A
period 1995-03-31
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 1995-06-26
CIK 752431

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
         /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1995
                                       OR
       / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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
                                (TITLE OF CLASS)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.          YES  X        NO
                                                       ---       ---
     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON MAY 31, 1995 WAS $433,975,536.

     THE NUMBER OF SHARES OUTSTANDING OF THE COMMON STOCK, $0.01 PAR VALUE, ON MAY 31, 1995 WAS 18,920,024.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     THE REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED MARCH 31, 1995 IS INCORPORATED BY REFERENCE IN PARTS I, II AND IV OF THIS FORM 10-K TO THE EXTENT STATED HEREIN. THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON AUGUST 8, 1995 IS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K TO THE EXTENT STATED HEREIN.

                      EXHIBIT INDEX IS LOCATED ON PAGE 17.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Network Equipment Technologies, Inc. ("N.E.T." or "the Company") is a leading supplier of multiservice backbone networks for information-intensive organizations and network service providers worldwide. The Company is headquartered in Redwood City, California, has more than 1,100 employees and has installed networks in over 50 countries. The Company was incorporated in California in 1983 and reincorporated in Delaware in 1987. Its common stock is traded on the New York Stock Exchange.

     For over a decade, N.E.T. has manufactured and supported products for wide-area networks ("WANs"). Many network service providers and end-user organizations in the world use N.E.T.(TM) solutions to provide cost-effective and reliable digital communications services. Integrating data, voice, video and image applications on packet- and circuit-switching platforms, N.E.T. products support a wide range of technologies for LAN internetworking and WAN communications. Designed for reliability, flexibility and compliance with national and international standards, N.E.T. products are backed by an extensive service and support infrastructure.

INDUSTRY BACKGROUND

     In the early 1980s there were several fundamental developments in the market for telecommunications products and services. These changes began in the United States, and included significant opportunities created by deregulation of the telecommunications industry and availability of high-capacity leased digital transmission lines, referred to as "circuits". Many countries have since experienced similar changes in their telecommunications environment.

     Reliable transmission of voice and data traffic is of great importance to major businesses and government agencies. For many of these organizations, loss of applications capability due to failed communications networks could result in a significant loss of revenue or failure of a critical mission. By the mid 1980s, some of these organizations began to move their high-volume, critical applications away from public networks and application-specific networks and onto integrated private networks. Such WANs, or backbone networks, constructed around fully-dedicated circuits to achieve greater reliability and cost savings, quickly became critical to the success of these enterprises.

     These developments encouraged the growth of the enterprise -- or private -- network segment of the WAN market. Products, often referred to as "bandwidth managers", became available to manage the increasing amounts of bandwidth. The enterprise network segment grew rapidly during the mid to late 1980s, and generally refers to communications solutions whereby equipment is owned and managed by enterprises and is located on their premises.

     During the early 1990s, with the increasing availability of high-bandwidth switched digital services such as Integrated Services Digital Network ("ISDN") and frame relay, demand grew for enterprise network platforms to manage switched services in conjunction with enterprise networks -- referred to as providing "bandwidth-on-demand". The availability of these advanced carrier services, along with Virtual Private Networks for voice and Managed Data Networks for data, has blurred the line between public and private networks, making hybrid networking (a mix of public and private solutions) more common.

     In response to the expanding requirements for bandwidth managers to support multiple technologies, application types, and services on a single communications platform, multiservice platforms have been developed. Such platforms enable the construction of multiservice backbone networks. Multiservice backbone networks enable users to avoid being restricted or "locked-in" to a single technology or type of application. Multiservice platforms provide flexibility that enables the customization of a network to meet current needs and allows the addition of technologies and applications in the future.

     The public network segment of the WAN market includes equipment owned, and services provided, by carriers. Public network equipment is generally located on carriers' premises (such as central offices) and is used to offer a wide variety of services, ranging from traditional telephone services to sophisticated value-added services for businesses using high-speed digital switching and transmission technology. There is a trend towards greater use of carrier offerings by enterprises and, as a result, equipment demand is shifting from that of pure enterprise network equipment, as described above, to public network equipment which also supports enterprise network requirements. In general, the branch or department within the carrier organizations that is responsible for the provision of network services to businesses is referred to as a network service provider. Network service providers focus on the provision of advanced business services and are increasingly involved in data networking -- as opposed to the traditional carrier organization that provides telephone services to the general public and is more concerned with voice provisioning, and also sells communications equipment and transmission bandwidth (by leasing dedicated lines) to businesses.

     In addition, there exists an increasing demand on the part of customers for "outsourcing" portions of their enterprise networks. This means they are asking carriers, systems integrators, or outsourcers to take ownership of and to manage communications equipment and services that provide the benefits of traditional private networks while shifting the responsibilities associated with daily network operations. Carriers, or more specifically their outsourcing or network service provisioning groups, may also be involved in the selection, procurement and provisioning of the transmission services required for such networks. As a result, network service providers are playing a larger and larger role in the industry as they expand to provide enterprise network solutions which were previously handled "internally" by enterprises.

     Within the public and enterprise network solutions markets, there is further segmentation that accounts for variations in opportunities on a regional and capacity-related basis. For example, the increasing "internationalization" or "globalization" of businesses and an increasing liberalization of carrier services around the world have propelled the industry toward a worldwide focus requiring products designed to meet various national and international standards.

     From a capacity-related perspective, there is a trend towards using higher-bandwidth digital services, as high capacity optical fiber becomes the backbone of carrier networks. This extends demand for bandwidth management capabilities to broadband network equipment. At the same time, and at the other end of the scale, the benefits which have been realized by larger, central sites are being desired by smaller, branch sites of information-intensive organizations. Consequently, access equipment is one of the most rapidly growing segments of the WAN equipment market.

     The proliferation of local area networks ("LANs") that interconnect computers within an office building has created a demand for connectivity solutions that promote communications between LANs. The connectivity of LANs, whether locally (within a single building) or across the wide area (throughout a geographically-dispersed enterprise), is referred to as LAN internetworking. In the 1990s the proportion of traffic on the WAN which originates from LANs has been increasing steadily. The Company believes this trend will continue as more and more powerful computing takes place at the desktop, and the increasing globalization of enterprise activities results in users becoming less sensitive to distance considerations and more accustomed to sharing data between geographically-remote locations.

     For the LAN, LAN internetworking and WAN equipment markets, Asynchronous Transfer Mode ("ATM", a specific form of cell-relay technology) is increasingly viewed as the fundamental networking technology of the future. As a result, the evolution and implementation of ATM technology and standards related to that technology are expected to have a significant impact on the entire networking industry.

     In summary, the explosion of communications technology and capacity, creative utilization of that technology by competitors and users, increasingly assertive participation of carriers in the business communications market, and significant growth in international markets have all combined to dramatically increase the complexity of the markets in which N.E.T. competes. The Company does not anticipate that this increasing complexity will abate anytime in the foreseeable future. During the last decade, competition has steadily increased as the networking market has grown and the importance of networking to enterprises has increased. As a result, N.E.T. feels that the industry today is more competitive than ever (see "Competition" below).

COMPANY STRATEGY

     N.E.T. currently focuses on two strategic markets in which the Company has demonstrated success to date and believes there are continuing opportunities in the future. The Company targets wide-area multiservice backbone networks in information-intensive organizations and network service providers worldwide. The Company's strategy is to focus its products, support and distribution capabilities to address the needs of network planners, managers, and users in both of these enterprise and carrier market segments.

     The Company believes that information-intensive organizations have a wide range of communications requirements that determine their wide-area networking needs. The diversity of requirements is enormous and includes the following cases along with many variations: very dense communications traffic among relatively few key locations or "network hubs"; light communications traffic from many locations distant from the network's hubs; and interconnection of LANs to WANs. The Company's sales strategy includes reaching the top 1,000 communications users worldwide by employing a highly-trained direct sales force in the U.S. and the U.K., as well as leveraging sales through additional distribution channels worldwide. As part of the sales process, N.E.T. or distributor personnel consult extensively with customers concerning their network requirements. Company personnel also provide support and training to customers and distributors of the Company's products. In addition, the Company believes that organizations beyond the top 1,000 users represent an increasing percentage of the potential users of its currently available and planned products, particularly those in the broadband and access environments. As a result, the Company is increasingly directing its distribution and its product teams to reach and meet the needs of such potential customers. For existing clients, the Company's sales strategy includes the provision of a migration path to evolve their multiservice backbone networks to incorporate ATM technology as appropriate in the future.

     Failure to keep pace with technological developments, marketing programs and distribution capabilities of competitors would negatively affect the Company's performance. The Company relies on non-exclusive distribution agreements with a number of partners, outlined under "Marketing and Distribution" below.

     To address the needs of network planners, managers, and users in both the enterprise and carrier market segments, the Company's product strategy is to provide sophisticated transmission, network management and connectivity platforms as wide-area network solutions. N.E.T.'s core multiservice platform and frame-relay product lines provide solutions designed to optimize use of T1, E1, T3, and E3 transmission elements of the network. Its access and low-end networking products provide cost-effective connectivity from smaller locations with lighter traffic requirements, and its broadband switch family provides transmission management solutions targeted at T1, fractional T3, T3, and OC-3 traffic for major enterprises and cellular network providers. N.E.T.'s internetworking products enhance connectivity and interoperability among devices that transmit information between LANs across WANs. Interwoven into many aspects of this product strategy is the migration to, and incorporation of, ATM technology and support for ATM carrier services. With all of its communications products, the Company develops and supports network management products to enhance operator visibility into network conditions, permitting greater control and management of networks.

     N.E.T. believes it must continue to focus its product lines to meet the needs of its strategic markets. This may be done either through internal development, the acquisition of technology or association with entities whose technologies or product offerings complement its own. The Company has entered into a number of agreements relating to the development, license or purchase of technology to extend the reach and functionality of the Company's product lines, and will continue to do so as deemed appropriate by management. A recent example of the Company's strategy to complement its platforms offerings from other vendors is the strategic partnership with Cascade Communications Corporation ("Cascade"). This includes joint marketing and distribution of Cascade's frame-relay switches with N.E.T.'s families of frame-relay products and multiservice platforms. Through this agreement, N.E.T. can offer customers an extended range of frame-relay products backed by N.E.T. service.

     N.E.T.'s service strategy is to provide superior support for its own products described above, as well as for products from other vendors, such as Cascade, when appropriate. The Company provides a wide range of service and support options for all of its products including installation, a choice of different hardware and software maintenance programs, upgrades and repairs, technical assistance (performed over the telephone or by dialing into clients' networks), and training for many categories of network staff. Also, N.E.T. has performed a significant amount of systems integration business recently, and its strategy includes leveraging the experience gained to extend this aspect of its service business.

     The Company's service strategy includes supporting its customers among the top 1,000 communications users worldwide by employing a trained N.E.T. service and support organization in the U.S. and the U.K., as well as leveraging service and support capabilities of authorized service agents, many of whom are also authorized to sell N.E.T.'s products, around the world. In addition, the Company is developing appropriate service and support capabilities via third-party agreements to address the requirements of organizations beyond the top 1,000 users.

     A high level of continuing client support is integral to the Company's strategy of providing long-term support and developing long-term relationships with customers (see "Customer Service and Support" below). The Company's strategic relationships involve links with equipment manufacturers and resellers, global carriers and network service providers in the enterprise and carrier arenas worldwide. Objectives of these relationships vary, ranging from technology licensing agreements to joint product development plans and sales and marketing programs (see "Marketing and Distribution" below).

PRODUCTS

     The Company maintains an engineering and manufacturing organization that is responsible for all of the Company's products. The main product lines include IDNX(R) multiservice platforms, FrameXpress(TM) frame-relay nodes, SONET Transmission Manager(TM) (STM(TM)) broadband switches, and NetOpen(TM) network management systems, all of which are described below. Access and low-end networking products are provided within multiservice and frame-relay product lines as well as N.E.T.'s SPX(TM) and ADNX(R) product families. In addition, the Company is developing ATM products for the WAN that will interoperate with and become members of the multiservice product family. Information regarding N.E.T.'s ATM in the WAN architecture will be made available later this year.

     N.E.T.'s multiservice, frame-relay and broadband networks are designed to take advantage of distributed network intelligence. This means that all platforms are equipped with a high degree of intelligence that enables each node to communicate with other family members, make decisions and take appropriate action regarding the state of the network and applications being supported on it without reference to any external network controlling processor. In this way, networks can be designed to prevent a single point of failure (such as could occur at the workstation of an external network controlling processor) and can benefit from rapid response times provided by the nodes' up-to-date network knowledge and local nodal processing.

     All N.E.T. networking nodes perform multiplexing and routing (including automatic re-routing) and all have sophisticated network intelligence. Multiplexing is the process of aggregating streams of voice, data, image and/or video from multiple sources for transmission over circuits. Routing refers to the selection of the path that most efficiently utilizes the network depending on the priority of the transmission, the condition of the network and the volume of network traffic. Rapid re-routing is the ability to dynamically route existing network traffic around a failed circuit fast enough to keep the end-to-end connection intact. Network intelligence involves data collection, analysis, decision making and presentation of information to allow the user to view, control and manage the network's multiplexing, routing and other functions to its fullest operational and economic potential. Such intelligent nodes can pass information about the network to N.E.T.'s network management systems that are based on industry-standard workstations and provide further storage and processing capacity to enable the display and analysis of conditions and parameters within the network.

     The IDNX multiservice platform family allows users of voice, data, image and video communications to achieve full potential from wide-area networks in a highly cost-effective manner. This family incorporates packet- and circuit-switching designed to manage both traffic types in the most efficient way. N.E.T.'s multiservice platforms offer a wide range of interfaces to customers' equipment (e.g., Ethernet LANs, Token Ring LANs, frame-relay access devices or "FRADs", computers, private branch exchanges or "PBXs", and video devices) while supporting different types of applications and carrier services. These platforms support T1, E1, T3, and E3 transmission speeds and the family includes devices for low-end networking and WAN access. The Company's multiservice backbone networks can be configured and automatically reconfigured in a wide variety of complex network topologies including point-to-point, ring, star and fully interconnected mesh to accommodate clients' evolving requirements. Unlike most time division multiplexing bandwidth managers, N.E.T.'s multiservice platforms use efficient bandwidth allocation algorithms, assigning bandwidth only as necessary to accommodate specific user requirements, rather than wasting valuable bandwidth by allocating it in predetermined segments.

     Integral to these multiservice platforms is N.E.T.'s Packet Exchange ("PX") family that provides support for internetworking activities and switched services. There are three main product types:

- - LAN/WAN Exchange(TM) ("LWX") router module provides multiprotocol routing with concurrent bridging support to interconnect geographically dispersed LANs over a WAN. It is compatible with Cisco Systems, Inc. routers and supports connections to local Ethernet or Token Ring interfaces, as well as to remote LWX modules, standalone routers, packet-switching services or IBM controllers;

- - Frame Relay Exchange(TM) ("FRX") is a frame-relay switching node and access device that can provide frame-relay access to bridges, routers (including the LWX), front-end processors, or other devices that support the frame-relay DTE interface. The FRX allows the integration of traffic from many different sources onto a consolidated frame-relay backbone, and provides an efficient, effective transport mechanism for a variety of traffic types. It can also connect to public frame-relay networks;

- - ISDN Exchange(TM) ("ISDNX(TM)") server module supports Integrated Service Digital Network ("ISDN") circuit switching and routing capabilities and enables a variety of devices such as PBXs, video codecs, routers, and front-end processors to connect to the IDNX platform via an industry-standard Primary Rate Interface ("PRI"). The signaling capabilities of the ISDNX provide an intelligent connection and offer ISDN services to the attached ISDN device.

     The FrameXpress family of scalable, standards-based products is designed to provide frame-relay solutions ranging from high-speed backbone switching to remote stand-alone access. The FrameXpress platform uses the same data and internetworking modules as N.E.T.'s multiservice platform, but is designed to address the needs of more data-intensive customers. Members of the FrameXpress family are compatible with public and private frame-relay network standards, and the integral routing and bridging capabilities allow use of these products both as integrated routers and frame switches. N.E.T. markets a comprehensive frame-relay product line which combines products from other vendors, such as Cascade and Sync Research, Inc., with the Company's own internally-developed FrameXpress family. For very concentrated data applications, N.E.T. resells Cascade's high-capacity B-STDX(TM) switch that provides high port-density configurations. For smaller locations, N.E.T. markets Sync Research's FrameNode(TM) FRAD that provides branch offices with WAN access.

     The STM family of broadband network switches is designed to provide advanced networking functionality for broadband communications. The STM node provides fast switching of wideband and broadband circuits utilizing a low delay SONET switching matrix. With its broadband switching capacity, intelligent networking, inverse multiplexing, and compliance with T1, fractional T3, T3, and OC-3 carrier services, this broadband node is designed to accommodate hybrid public/private networking. The STM provides high service availability and simplifies network management and operation through end-to-end connection management and dynamic connection re-route and restoration. STM broadband networks provide effective, reliable, and flexible wide-area communications infrastructures capable of supporting mainframe channel extension, high-speed router, CAD/CAM, and other applications requiring high-capacity transport. Also traffic from T1 based devices, such as videos, PBXs, routers and T1 multiplexers can be integrated.

     Other network products developed and marketed by the Company include SPX statistical multiplexers that provide low-capacity networking for low- to medium-volume data networks and ADNX/48 Integrated Access Multiplexers that cost-effectively combine LAN traffic with voice, synchronous data and video over a single T1 or fractional T1 transmission line.

     N.E.T. offers a range of network management products as well as service and support arrangements. The Company's network management products enhance a customer's ability to control and monitor its network and to diagnose and respond to changes or failures in equipment and transmission resources in the network. Network management products are designed to allow organizations to increase the productivity and responsiveness of their telecommunications staff and network, thereby increasing efficiency and reducing cost.

     N.E.T. offers three main network management products for IDNX multiservice and FrameXpress frame-relay networks:

- - NetOpen 5000 network management system is a multi-user real-time monitoring, control and management system for the Company's multiservice platforms and access products. The user interface presents color graphic representations of the network topology and network elements;

- - NetOpen/Circuit Manager gives clients the ability to software partition their physical backbone network into multiple, independent virtual networks. This allows a single, enterprise-wide physical network to appear to users as a group of small independent networks, but provides greater economies of scale;

- - Expert Fault Management System ("EFMS") is a software application that uses expert systems technology to automatically monitor multiservice backbone network activity and to detect problems in transmission lines, multiservice platforms and other devices in the network. EFMS automatically performs diagnostic procedures to determine the source of detected problems, makes repair recommendations and creates a record of the foregoing.

     FrameXpress frame-relay networks can also be managed using industry-standard SNMP ("Simple Network Management Protocol") management systems. Furthermore, N.E.T. offers two additional network management products specifically for FrameXpress frame-relay networks:

- - FrameXpress Node Manager is a graphical management tool that enables network managers to remotely review network events and make network modifications;

- - FrameXpress Accountant gathers and stores information about network usage, enabling this data to be accessed for detailed traffic analysis activities such as billing and capacity planning.

     N.E.T. also offers the choice of two network management products for STM broadband networks:

- - Node Operations Console ("NOC") facilitates the configuration, control and monitoring of all STM network nodes. The NOC system provides monitoring, reporting and control capabilities using a simple windowing user interface with pull-down menus and preset forms;

- - Broadband Operations System ("BOS") provides a color graphical representation of STM nodes and network. The views provide a dynamic, graphical representation of object states that change color to reflect alarm conditions. The graphical views simplify frequently used network operations tasks.

     The commercial availability of all of the Company's products and services in a timely manner and their acceptance by customers are important to the future success of the Company. There can be no assurance that customer acceptance of products and services will be achieved or maintained. Substantial delays in such availability or the failure to achieve or maintain acceptance would materially and adversely affect the Company's operating results and financial condition.

MARKETING AND DISTRIBUTION

     Marketing and Distribution Strategy. As noted above, N.E.T.'s marketing strategy focuses on enterprise and carrier organizations with extensive voice, data, image and video communications needs. Enterprise organizations include banks and other financial institutions, airlines, retail chains, manufacturers and government agencies. Carrier organizations include telephone companies around the world, value-added network suppliers and cellular network service providers. Increasingly, the Company has been supplying its products to network service providers and systems integrators as customers and prospects turn to them to provide network services and management.

     N.E.T. markets products by means of its own direct sales organization in the U.S. and the U.K. and through distributors worldwide. Although these channels and their distribution capabilities are extensive, their levels of sales activity and knowledge of N.E.T. products vary widely over time and on a geographic basis. N.E.T. maintains subsidiaries which focus on sales to the U.S. government (N.E.T. Federal, Inc.), and the European market (N.E.T. Europe Ltd. and N.E.T. Europe SA).

     The Company expects to face development and distribution challenges as it expands its product and service offerings, introducing new technologies or product architectures as part of the evolution of its current products and the introduction of its next generation products. Failure to sustain acceptance of current products and services while introducing new or enhanced products and services would impact the Company's ability to leverage its products as they are introduced, and could negatively affect the Company's performance.

     Sales to the U.S. Government. N.E.T.'s wholly owned subsidiary, N.E.T. Federal, Inc., markets the Company's products and services to United States governmental entities both directly and through collaborative government contracting and subcontracting arrangements. It has entered into several contracts under which it provides its products and services to various government agencies (the "Government Contracts"). The Government Contracts encompass varying periods, but most may be terminated by such government agencies at their convenience or at annual intervals. In fiscal 1995, 1994, and 1993, sales, systems integration and other services to the U.S. Government accounted for 28%, 28%, and 24%, respectively, of N.E.T.'s revenue. These amounts include sales, which amounted to 19%, 20% and 17% of revenue for fiscal years 1995, 1994 and 1993, respectively, under a contract with the Department of Defense under which various government agencies (to date, primarily the Air Force) can order products, installation and service from N.E.T.

     Relationship with IBM. N.E.T. entered into an agreement with International Business Machines Corporation ("IBM") in June 1987 (the "IBM Agreement"). Pursuant to the IBM Agreement, as amended, IBM has non-exclusive, worldwide marketing, installation and service rights for current and future releases of N.E.T.'s IDNX multiservice products and certain related products. IBM also resells STM products in the U.S. IBM has been marketing N.E.T.'s products under the N.E.T. label, but pursuant to the IBM Agreement it has the right to market such products under the IBM label at any time. Under the IBM Agreement and other agreements, IBM licensed to N.E.T. several of its technologies, including Advanced-Peer-to-Peer Networking ("APPN"), Data Link Switching, Split-Bridge Routing, Token Ring Network Bridge Program technology and IBM LAN Network Manager Agents. IBM and N.E.T. also have engaged in coordinated development to enhance the integration of IDNX products into the IBM NetView(TM) environment. IBM is not obligated to purchase any products under the IBM Agreement. The IBM Agreement's initial term of five years has been extended until June 11, 1996 and may be renewed for four additional consecutive one year terms. IBM may terminate the IBM Agreement upon six months notice and payment of certain sums to N.E.T. IBM may at any time cancel orders it has placed pursuant to the IBM Agreement subject to payment of certain sums to N.E.T. and may sell competing products. IBM is also an end-user customer of N.E.T.'s products under the IBM Agreement. In fiscal 1995, 1994, and 1993 IBM accounted for 8%, 11%, and 15%, respectively, of N.E.T.'s revenue.

     No other single customer account was responsible for ten percent or more of revenue during fiscal 1993, 1994, or 1995.

     International Sales. N.E.T. has established subsidiaries in the United Kingdom (N.E.T. Europe Ltd.) and France (N.E.T. Europe SA), with sales offices in other European countries, through which it markets and supports its products to the regions of Europe, the Middle East and Africa. The Company also markets and supports its products from offices in the U.S. to the regions of Asia Pacific and Latin America. International sales represented 28%, 22% and 25% of the Company's revenue in fiscal 1995, 1994 and 1993, respectively. Government ownership or control of the telecommunications industries and regulatory standards in some foreign countries could be a substantial barrier to the introduction of communications products for use in private or hybrid networks in such countries. Financial information regarding foreign operations and export sales is discussed in the Segment Information footnote in the Notes to Consolidated Financial Statements in the Company's 1995 Annual Report filed as
Exhibit 13.1 to this report on page 25.

     Relationship with Ericsson. In December 1989, the Company entered into a systems integration and distribution agreement with Ericsson Business Networks AB of Sweden ("Ericsson"). Under this agreement, as amended, Ericsson has the non-exclusive right to purchase, resell, distribute and license the Company's IDNX products and network management software worldwide. Ericsson is responsible for providing all service and support for the N.E.T. products it markets. Under the agreement, the Company and Ericsson share a development committee to coordinate product development. The Company also appointed certain Ericsson affiliates as non-exclusive distributors of the Company's products. In fiscal year 1995, sales to Ericsson and its affiliates grew substantially and Ericsson and N.E.T. discontinued joint funding of product development.

     The Company has entered into distribution and technology agreements with many other companies, including Cascade Communications Corporation and Datacraft Asia.

     The Company's relationships with network service providers further expand the availability of N.E.T. products. These relationships include joint marketing agreements with both AT&T, BT Concert and MCI, and a systems integration agreement with Bell Atlantic Network Integration. The Company's products are offered by other network service providers around the world, such as US WEST and Southwestern Bell in the U.S., and France Telecom, Telia and Tele-Danmark in Europe.

     In recent years, the Company has experienced decreases in first quarter revenues versus the preceding fourth quarter and this trend is expected to continue. Historically, the majority of the Company's revenues in each quarter results from orders received and shipped in that quarter. Because of these ordering patterns and potential delivery schedule changes, the Company does not believe that backlog is indicative of future revenue levels. For further information, please refer to "Business Environment and Risk Factors" in "Management's Discussion and Analysis" on page 16 of the Company's 1995 Annual Report.

CUSTOMER SERVICE AND SUPPORT

     A high level of continuing customer service is integral to the Company's strategy of providing long-term support and developing long-term relationships with customers. N.E.T. trains customer personnel to operate its products and, in some cases, to perform routine maintenance and repair of these systems. Service at customers' facilities may be handled either by N.E.T. personnel operating out of N.E.T.'s service locations or by IBM, Ericsson, other distributors or third-party service organizations who are trained by and under contract with N.E.T. Customers may choose from among various hardware and software maintenance plans and agreements. Customers around the world can access one of N.E.T.'s three Technical Assistance Centers, located on east and west coasts of the U.S. and in the U.K. Technical assistance is fee-based, staffed year-round and available 24 hours a day. N.E.T. products are generally sold with limited warranties on equipment and software ranging in length from 90 days to two years that, when sold by N.E.T. to end-users, generally commence upon completion of installation or acceptance. Certain products have different warranty periods and conditions. A significant amount of the Company's revenues and profits are generated by its service, systems integration and support offerings. Gross margin on service and other revenue has and will continue to fluctuate as a result of changes in mix between systems integration services and other service revenue. There can be no assurance that customer acceptance of such current and future offerings will be maintained or achieved. If it is not, the Company's operating results would be materially and adversely affected.

COMPETITION

     During the past decade, the communications industry in general, including the specific segments within which N.E.T. competes, has experienced unprecedented growth and increasing complexity. This intensely competitive industry is characterized by advances in technology that frequently result in the introduction of new products and services with improved performance characteristics. Hence, the Company focused its competitive strategy to leverage its core competencies and targets two strategic markets: multiservice backbone networks for information-intensive enterprises and network service providers worldwide. However, many of the Company's current and potential competitors possess more extensive engineering, manufacturing, and marketing capabilities in addition to greater financial, technological, distribution and personnel resources than those of N.E.T. The Company believes that the principal competitive factors in its markets are product features, distribution capabilities, quality and reliability, reputation and long-term prospects, service and support, and price. The Company believes that it currently competes favorably with respect to many of these factors. Failure to keep pace with technological advances or other competitive factors would adversely affect the Company's competitive position and future revenue levels and operating results.

     In both the public and enterprise communications equipment markets, N.E.T. competes with other communications equipment vendors. High-end bandwidth managers, which may be based on circuit-, packet-, frame-, or cell-switching, compete directly with N.E.T.'s multiservice platforms and are available from WAN communications equipment vendors such as Ascom Timeplex, General DataComm, Newbridge Networks, and StrataCom.

     Data traffic has become an increasingly significant component of enterprise and carrier networking. As more and more data traffic originates on LANs, dedicated single-service solutions (using internetworking or frame-relay technologies) have become an alternative to the Company's multiservice solutions. Thus, N.E.T.'s frame-relay product line has been developed to address the special needs of this market segment. Within this data-networking market segment, the Company competes with router vendors such as Cisco Systems and Bay Networks with respect to internetworking solutions, and competes with other digital communications equipment vendors such as StrataCom and Cascade Communications with respect to frame-relay implementations. The increasing importance of frame relay for WAN data transport is reflected in the growing number of subscribers to frame-relay services. N.E.T. provides solutions which allow enterprises or network service providers to build frame-relay networks that are compatible with carrier service offerings and enable users to take advantage of public services to consolidate LAN and legacy data into, and along with, frame-relay traffic. The Company has strengthened its position in the frame-relay market recently through its strategic partnership with Cascade (see Company Strategy and Products sections above).

     As the market for products implementing ATM technology evolves it is expected that the Company's ATM WAN product line, currently under development, will face significant competition. N.E.T. plans to introduce networking solutions that will enable the construction of enterprise- or carrier-owned networks that will comply with, and enable customers to leverage the benefits of, public ATM services. In the WAN segment of the ATM marketplace, the Company expects to continue its historic competition with WAN communications equipment vendors such as General DataComm and Newbridge Networks as well as Cascade Communications and StrataCom. Although there are numerous companies offering ATM LAN products, the Company does not expect to compete directly with the majority of these companies. For example, N.E.T. does not expect to compete directly with intelligent hub vendors such as 3Com, Cabletron Systems, IBM/Chipcom, Bay Networks, and Ungermann-Bass, nor with the router vendors such as Cisco Systems and Bay Networks in their historical markets. However, N.E.T. does expect to compete with these companies, in addition to other ATM LAN switch vendors such as Fore Systems and Whittaker, to the extent their offerings address the same markets as the Company's products and services.

     N.E.T. addresses the low-end networking and network access markets with cost-effective devices within the Company's multiservice and frame-relay product lines in addition to product families dedicated to the needs of branch offices. A large number of companies have products addressing the requirements of the rapidly growing network access segment that focuses on branch-office connectivity. Now internetworking vendors, intelligent hub manufacturers and WAN communications equipment suppliers may be seen joining the traditional suppliers of access devices to compete for sales of integrated access products.

     The Company's broadband products face competition from makers of equipment designed for high-capacity networks such as Ascom Timeplex, Newbridge Networks, T3plus Networking, and Tellabs.

     Since enterprise WANs can serve as a substitute for certain carrier network offerings, including Software Defined Networks ("SDN") and virtual private network offerings of AT&T, the RBOCs, and other carriers, N.E.T.'s solutions compete with those of the carriers. Most of these carriers enjoy substantially greater marketing resources and customer recognition than N.E.T. Changes in regulatory policies and taxes may affect the relative cost-effectiveness of using private networks as compared to common carrier offerings which could significantly affect or enhance the ability of the common carriers to compete with N.E.T. for enterprise WANs.

     Although carriers, systems integrators and outsourcers offer alternative solutions to enterprise backbone networks, N.E.T. also markets its products to these suppliers. The Company provides communications equipment that is used by such suppliers to construct WAN backbones from which they can offer advanced services. For example, a growing number of carriers are joining forces to provide Value-Added Network ("VAN") services, and a number of the VAN service providers (such as AT&T Business Communications Services, BT Concert, Eunetcom, Infonet Services, and Sprint International) are N.E.T. customers. Therefore, the Company believes that it is in a position to provide equipment to VANs. In addition, some systems integrators such as EDS and Perot Systems and outsourcers such as Advantis (a subsidiary of IBM and Sears) and BT Concert also use N.E.T. equipment to facilitate their business offerings.

     IBM is not prohibited by the IBM Agreement from manufacturing, marketing or servicing products that compete directly with N.E.T.'s IDNX or other products. N.E.T.'s operating results could be adversely affected if IBM announced the availability of such products. IBM also offers maintenance agreements for products it distributes, which compete with those of the Company.

     As discussed below under "Government Regulation", the RBOCs are currently prohibited by the AT&T divestiture decree from manufacturing telecommunications equipment or customer premises equipment. Competition from AT&T, the RBOCs, or other common carriers or service providers, or from other competitors as discussed above, could cause a severe reduction in selling prices or volumes for multiservice platforms and other communications products or services, which would have a material adverse affect on the Company's operating results and financial condition.

MANUFACTURING

     N.E.T. manufactures its products from components and assemblies designed to meet the Company's quality and reliability requirements. The Company also resells certain complementary products that are manufactured by outside vendors. To date, N.E.T. has not experienced any significant delays in the delivery of material or products from either subcontractors or vendors. Some components, assemblies, subassemblies and products are currently available only from a single source. Although N.E.T. believes alternative sources or substitutes for most of such components and products are available or could be developed if necessary, any delay or difficulties in developing such alternatives or substitutes could result in shipment delays and adversely affect operating results. The N.E.T. manufacturing process consists of the production of mechanical and electrical sub-assemblies as well as custom system assembly. N.E.T. uses custom fabricated printed circuit boards and subassemblies, standard and custom integrated circuits, custom power supplies and mechanical hardware purchased from outside suppliers. Certain relatively simple fabrication, assembly, and test processes are performed by subcontractors in the United States and East Asia; final assembly and testing of N.E.T. products are performed at the Company's Redwood City, California facilities. Availability limitations, price increases or business interruptions could adversely impact the Company's revenue, margins or earnings.

     The Company has initiated a Total Quality Management process and is focusing efforts on enhancing the quality of products and services delivered to customers worldwide, in addition to process improvement throughout the Company. This includes activities to improve the quality of supplied components, subassemblies and internal processes. The Company has completed the ISO 9000 International Quality System certification process for its operations worldwide. N.E.T. is certified to ISO 9001, which covers quality standards for design and development, production, installation, and servicing. In addition, N.E.T. has received TickIT certification for complying with quality standards for software development.

     The Company has entered into software escrow arrangements and has granted to certain customers manufacturing rights that are exercisable by the customer in limited circumstances, such as upon material default by the Company of its obligations under its agreement with such customers.

     The Company seeks to maintain inventory in quantities sufficient to ship product quickly (normally within 15 to 60 days) after receipt of order. Many of N.E.T.'s customer agreements provide that delivery dates may be rescheduled or orders cancelled, although in certain circumstances a charge may be assessed upon rescheduling or cancellation. If large orders do not close when forecasted, near term demand for products weakens or the Company experiences significant delivery schedule changes, its operating results would be adversely affected. Because of this and other factors, including the Company's generally short delivery cycle, N.E.T. does not believe that backlog at any specific time is indicative of actual revenues that will be recognized in any succeeding period.

RESEARCH AND DEVELOPMENT

     N.E.T. engages in research and development ("R&D") to develop new products and enhancements to existing products as technology permits and markets evolve. N.E.T.'s development efforts are focused on N.E.T.'s two strategic market segments, providing multiservice platforms for information-intensive enterprises and network service providers worldwide. Product priorities include those intended to enable N.E.T. to occupy a competitive position in ATM WAN solutions; to enhance the carrier-compatibility of certain products; and to introduce product enhancements which meet the evolving requirements of specific markets and distribution channels.

     Management believes that product and technology leadership are keys to long-term success in an industry and market that evolves as rapidly as networking does today. N.E.T. believes that its future operating results will depend on its ability to continue to enhance existing products as well as to develop and timely bring to market new products or products acquired from third parties that satisfactorily meet market needs. There can be no assurance that N.E.T.'s product development efforts will result in commercially successful products, that N.E.T.'s products will not be rendered obsolete by changing technology, or that available, recently announced or planned products will be successful.

     Research and development expense increased by $0.2 million (0.6%) in fiscal year 1995 to a total of $33.9 million, from $33.7 million in fiscal year 1994 and $32.2 million in fiscal year 1993. In addition, $2.0 million, $2.7 million and $3.4 million in fiscal 1995, 1994 and 1993, respectively, of software development costs were capitalized in accordance with FAS 86 and have since been partially amortized or written-down to net realizable value. For further information, please refer to the Notes to Consolidated Financial Statements in the Company's 1995 Annual Report. R&D expense as a percentage of revenue decreased from 14.2% of revenue in fiscal year 1994 to 12.0% of revenue in fiscal year 1995. Management plans to continue funding research and development efforts at levels necessary to advance product programs. While it is management's intention to continue to focus these development efforts, research and development spending is expected to increase in fiscal 1996 while decreasing as a percentage of planned revenue.

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

     The RBOCs are currently prohibited by the AT&T divestiture decree from manufacturing telecommunications equipment or customer premises equipment. From time to time, proposals have been made to the U.S. Department of Justice, in Congress and the courts to remove the decree restrictions. Legislative proposals are currently being considered in Congress which would remove or substantially modify the manufacturing restrictions. A bill that would allow the RBOCs to engage in the design, development, and fabrication of all types of telecommunications equipment, including customer premises equipment, has been passed by the United States Senate. N.E.T. is unable to predict the outcome or the timing of any final action on this subject. If any such proposal is adopted, N.E.T. could be materially and adversely affected by direct competition with the RBOCs.

     In addition, N.E.T. customers usually obtain network services from common carriers such as AT&T, MCI, RBOCs, PTTs, PTOs or their affiliates. These carriers are subject to varying degrees of public utility-type government regulation of the rates and terms of their services. In the U.S., decisions at the federal and state level have, in some instances, provided AT&T, the RBOCs, and other carriers with increased flexibility in structuring and pricing their services. Changes in the rates or terms of carrier-provided service and equipment offerings may affect the demand for enterprise network products and services, including those provided by N.E.T. Similarly, regulatory policies of foreign governments may affect the demand for and ability of N.E.T. to market its products outside the United States. As an example, within the European Union ("EU") there exists a telecom authority which requires member country PTTs in Europe to adopt or offer certain transmission services and behaviors. These changes might significantly affect the demand for or useability of enterprise network solutions which N.E.T. provides.

     The FCC and foreign governments require that N.E.T.'s products comply with certain rules and regulations, including technical rules designed to prevent harm to the telephone network and avoid interference with radio-based communications. The Company believes it complies with or is exempt from all applicable rules and regulations with respect to the sale of its existing products in the United States and in certain foreign countries. Failure to comply with FCC or similar governmental requirements may result in the disconnection of installed equipment from common carrier-provided circuits. Any delays in complying with FCC or foreign requirements with respect to future products could delay their introduction or affect the Company's ability to produce and market its products. Sales to the U.S. Government are subject to compliance with applicable regulations (e.g., Federal Acquisition Regulations).

PATENTS AND LICENSES

     N.E.T. has obtained patents on inventions relating to its products and has applied for others. Issued patents in the U.S. expire on dates ranging from December 7, 2004 to March 6, 2012 and in foreign countries, they expire from December 1, 2004 to December 4, 2010. While possession of patents and copyrights could impede other companies from introducing products competitive with the Company's products, N.E.T. believes that its success does not depend primarily on the ownership of intellectual property rights, but primarily on its innovative skills, technical competence and marketing abilities and, accordingly, that patents, copyrights and trade secrets will not constitute an assurance of N.E.T.'s future success.

     Pursuant to the IBM Agreement, IBM received a royalty-free license to certain present and future N.E.T. patents. In addition, the Company has entered into a patent cross-license agreement with AT&T covering certain of AT&T's and the Company's patents. Pursuant to the agreement, the Company made a $3 million initial payment to AT&T in fiscal 1992, which amount was capitalized and amortized over the life of the agreement, and made additional payments that were not material. The agreement expired in March 1995.

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

     The Company regards elements of its software and engineering as proprietary and relies upon non-disclosure obligations, copyright laws and software licensing agreements for protection. Despite these restrictions, it is possible that competitors may obtain information that N.E.T. regards as proprietary. Some of the technology incorporated in certain of the Company's products is licensed from third parties. In the event of termination or expiration of the licensing agreements for such technology, the Company's ability to market those products could be adversely affected.

EMPLOYEES

     As of March 31, 1995, the Company had 1,189 employees. Of the Company's total employees, 149 were in Finance and Administration, 218 were in Engineering and Research and Development, 221 were in Field Service and Training, 133 were in Marketing, 310 were in Sales and 158 were in Manufacturing and Quality Assurance. None of the Company's domestic employees are represented by a collective bargaining agreement. The Company's French employees are governed by a national collective bargaining agreement applicable to all employers and employees in its industry. The Company has never experienced any work stoppage. The Company believes that its employee relations are good.

ITEM 2.  PROPERTIES

     N.E.T. leases approximately 287,000 square feet of office, research and development, and manufacturing space in a modern industrial park in Redwood City, California, which is leased until October 1998. N.E.T. also leases sales and service offices at other locations in the United States, France, Germany, Norway, Uruguay and the United Kingdom. The Company believes that its facilities are, in all material respects, suitable, and adequate for its anticipated needs.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not aware of any material legal proceedings pending or threatened against it at this time. The Company's federal income tax returns for certain prior years are under examination by the Internal Revenue Service ("IRS"). The IRS has proposed certain adjustments which related substantially to the timing (years) of tax deductions. The Company does not agree with the IRS position on these matters and is contesting the proposed adjustments through the IRS appeals process. In the opinion of management, any adjustments that may result from the ultimate resolution of these matters will not have a material affect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company and their ages at June 1, 1995, are as follows:

         NAME             AGE                           POSITION
- ----------------------    ---     ----------------------------------------------------
Roger A. Barney           55      Vice President, Human Resources and
                                  Corporate Services
Jerry L. Davis            47      Vice President, Client Support
J. Robert Forkish         42      Vice President and Chief Technology Officer
Joseph J. Francesconi     52      President, Chief Executive Officer, and Director
Craig M. Gentner          48      Senior Vice President, Chief Financial Officer and
                                  Corporate Secretary
David P. Owen             54      Vice President, Corporate Development and
                                  Business Strategy
Raymond E. Peverell       47      Senior Vice President, Sales and Marketing
G. Michael Schumacher     56      Senior Vice President, Engineering
Charles S. Shiverick      51      Vice President, Operations

     Roger A. Barney joined the Company in October 1987 as Vice President of Human Resources, and in 1992 became Vice President of Human Resources and Corporate Services. Prior to joining the Company, Mr. Barney held numerous management positions, including Director of Human Resources for Verbatim Corporation. He also founded his own management consulting business, which he ran from 1983 to 1987.

     Jerry L. Davis joined the Company in January 1984 as the Director of Quality and Service. In 1989 he was appointed Vice President of Quality and Service, and in 1990 as Vice President and General Manager of Worldwide Client Support. Prior to that time, Mr. Davis was the National Service Manager for International Remote Imaging Systems where he developed their service operations. He also spent 12 years with G.D. Searle as a Regional Service Manager.

     J. Robert Forkish is one of the founders of the Company, and from 1983 to 1991 was the principal software architect for the company's IDNX product line and Vice President of Strategic Marketing. From 1991 to 1994, Mr. Forkish worked as an independent networking consultant for numerous companies. He rejoined the Company in May of 1994, and today serves as the Company's Vice President and Chief Technology Officer.

     Joseph J. Francesconi has served as a Director and as President and Chief Executive Officer since March 1994. From 1977 until he joined the Company, Mr. Francesconi served in a number of management capacities at Amdahl Corporation, a leading mainframe manufacturer, most recently as Executive Vice President. Prior to joining Amdahl Corporation, Mr. Francesconi spent 12 years with IBM Corporation.

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

     David P. Owen joined the Company in April 1990 as Senior Technology Analyst, and in 1994 became Vice President of Corporate Development and Strategy. Prior to joining the Company, Mr. Owen was Director of Product Marketing at StrataCom. In 1983, he founded the fast packet development organization at Packet Technologies, StrataCom's predecessor company, and is a co-holder of several fast packet patents. Prior to that Mr. Owen spent 15 years at Control Data in a variety of product strategy, architecture and software development positions.

     Raymond E. Peverell was appointed Senior Vice President, Sales and Marketing in January of 1993. From 1983 to 1992, Mr. Peverell was employed by Tandem Computers, Inc. holding various positions, his last being Vice President, Strategic Partnership Development. Prior to 1983, Mr. Peverell held several positions over a 12 year span, with Burroughs Corporation.

     G. Michael Schumacher, Senior Vice President of Engineering, joined the Company in January 1995. Prior to joining the Company, Mr. Schumacher was Vice President and General Manager of the UNIX Systems Division of Unisys Corporation from 1993 to 1994. He also served at Mentor Graphics as General Manager of front-end CAE Tools from 1991 to 1993, and at Solbourne Computers as the Vice President of Engineering from 1989 through 1990.

     Charles S. Shiverick, Vice President of Operations, joined the Company in March 1993 as Senior Director of Corporate Quality. Since 1989 Mr. Shiverick held various senior management positions with ADAPTIVE Corporation, a former subsidiary of the Company, most recently as Vice President, Business Development and Quality. Mr. Shiverick spent 22 years at IBM Corporation in a variety of management positions.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by Item 5 of Form 10-K is set forth in the section captioned "Common Stock Dividends and Price Range" at page 32 of the Registrant's 1995 Annual Report to Stockholders ("Annual Report") and is incorporated herein by reference. At March 31, 1995, there were 735 stockholders of record of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by Item 6 of Form 10-K is set forth in the section captioned "Five Year Financial Summary" at page 12 of the Registrant's 1995 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by Item 7 of Form 10-K is set forth in the section captioned "Management's Discussion and Analysis" at pages 13 through 17 of the Registrant's 1995 Annual Report and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 of Form 10-K is set forth in the sections captioned "Quarterly Financial Data" and "Five Year Financial Summary" at page 12 of the Registrant's 1995 Annual Report and the consolidated financial statements and independent auditor's report thereon at pages 18 to 31 of the Registrant's 1995 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Form 10-K because the Company will file its definitive proxy statement (the "Proxy Statement") pursuant to Regulation 14A within 120 days after the end of its fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated by reference into this Part III.

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

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the sections captioned "Election of
Directors: Board Committees, Meetings, and Remuneration" and "Executive Compensation and Related Information" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned "Stock Ownership" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 of Form 10-K is incorporated herein by reference from the information obtained in the section captioned "Executive Compensation and Related Information" of the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements -- See Index to Financial Statements and Financial Statement Schedule at page 20 of this Report.

          (2) Financial Statement Schedule -- See Index to Financial Statements and Financial Statement Schedule at page 20 of this Report.

          (3)  Exhibits -- See Exhibit Index at page 17 of this Report.

     (b) The Registrant filed no reports on Form 8-K during the fourth quarter of the fiscal year ended March 31, 1995.

                                 EXHIBIT INDEX


EXHIBIT NO.                                DESCRIPTION                                     NOTE
- ------------    -----------------------------------------------------------------         ------
3.1             Registrant's Certificate of Incorporation, as amended.                     n.  3

3.2             Registrant's Bylaws, as amended.                                           n.  6

4.1             Indenture dated as of May 15, 1989, between Registrant and Morgan          n.  4
                Guaranty Trust Company of New York.

4.2             Rights Agreement dated as of August 15, 1989, between Registrant           n.  6
                and The First National Bank of Boston, as amended.

4.3             Certificate of Designations of Series A Junior Participating               n.  5
                Preferred Stock filed with the Secretary of State of Delaware on
                August 24, 1989. (Exhibit 4.1 in the Registrant's Form S-8
                Registration Statement.)

10.1            Agreement dated June 11, 1987, between Registrant and                      n.  1
                International Business Machines Corporation. (Pursuant to Rule
                24b-2, confidential portions of this Agreement were deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)

10.2            Seaport Centre Phase Three Industrial Net Lease Agreement, dated           n.  2
                August 12, 1987, between Registrant and Lincoln Property N.C.,
                Inc.

10.7            Employment Agreement dated March 9, 1994, between Registrant and           n. 10
                Joseph J. Francesconi.*

10.8 Employment Agreement dated February 24, 1995, between Registrant and John K. Clary.*

10.9            Employment Agreement dated February 23, 1994, between Registrant           n. 10
                and Craig M. Gentner.*

11.1            Statement Regarding Computation of Per Share Income.

13.1 1995 Annual Report to Stockholders. (Such Report, other than those portions thereof that are expressly incorporated by reference herein, is furnished solely for informational purposes and shall not be deemed to be "filed" herewith.)

21.1            Subsidiaries of Registrant.

23.1            Independent Auditors' Consent.

27.1            Financial Data Schedule

99.1            Registrant's 1983 Stock Option Plan.*                                      n.  8

99.2            Registrant's 1988 Restricted Stock Award Plan.*                            n.  7

99.3            Rules of Registrant's 1988 U.K. Stock Option Scheme.*                      n.  3

99.4            Registrant's 1989 U.K. Stock Option Plan.*                                 n.  7

99.5            Registrant's 1990 Employee Stock Purchase Plan.*                           n.  9

99.6            Registrant's 1993 Stock Option Plan.*                                      n.  9

                                     NOTES

 (1) Incorporated by reference from the corresponding Exhibit (or the Exhibit identified in parentheses) previously filed as an Exhibit in the Registrant's Annual Report on Form 10-K (Commission File No. 0-15323) for the fiscal year ended March 31, 1987 filed with the Securities and Exchange Commission on June 29, 1987.

 (2) Incorporated by reference from the corresponding Exhibit (or the Exhibit identified in parentheses) previously filed as an Exhibit in the Registrant's Annual Report on Form 10-K (Commission File No. 0-15323) for the fiscal year ended March 31, 1988 filed with the Securities and Exchange Commission on June 29, 1988.

 (3) Incorporated by reference from the corresponding Exhibit (or the Exhibit identified in parentheses) previously filed as an Exhibit in the Registrant's Annual Report on Form 10-K (Commission File No. 0-15323) for the fiscal year ended March 31, 1989 originally filed with the Securities and Exchange Commission on May 1, 1989.

 (4) Incorporated by reference from the corresponding Exhibit (or the Exhibit identified in parentheses) previously filed as an Exhibit in the Registrant's Form 8 Amendment No. 1 to Annual Report on Form 10-K (Commission File No. 0-15323) for the fiscal year ended March 31, 1989 filed with the Securities and Exchange Commission on July 25, 1989.

 (5) Incorporated by reference from the corresponding Exhibit (or the Exhibit identified in parentheses) previously filed as an Exhibit in the Registrant's Registration Statement on Form S-8 (Nos. 33-33013 and 33-33063) filed with the Securities and Exchange Commission on January 19, 1990.

 (6) Incorporated by reference from the corresponding Exhibit (or the Exhibit identified in parentheses) previously filed as an Exhibit in the Registrant's Annual Report on Form 10-K (Commission File No. 0-15323) for the fiscal year ended March 31, 1990 filed with the Securities and Exchange Commission on June 29, 1990.

 (7) Incorporated by reference from the corresponding Exhibit (or the Exhibit identified in parentheses) previously filed as an Exhibit in the Registrant's Annual Report on Form 10-K (Commission File No. 0-15323) for the fiscal year ended March 31, 1991 filed with the Securities and Exchange Commission on June 28, 1991.

 (8) Incorporated by reference from the corresponding Exhibit (or the Exhibit identified in parentheses) previously filed as an Exhibit in the Registrant's Annual Report on Form 10-K (Commission File No. 0-15323) for the fiscal year ended March 31, 1993 filed with the Securities and Exchange Commission on June 25, 1993.

 (9) Incorporated by reference from the corresponding Exhibit (or the Exhibit identified in parentheses) previously filed as an Exhibit in the Registrant's Registration Statement on Form S-8 (No. 33-68860) filed with the Securities and Exchange Commission on September 15, 1993.

(10) Incorporated by reference from the similarly numbered Exhibit previously filed as an Exhibit to Registrant's Annual Report on Form 10-K (No. 0-15323) filed with the Securities and Exchange Commission on June 27, 1994.

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

                                       NETWORK EQUIPMENT TECHNOLOGIES, INC.
                                                     (Registrant)

Date: June 21, 1995                    By:      /s/ Joseph J. Francesconi
                                           -------------------------------
                                                Joseph J. Francesconi
                                                President, Chief Executive
                                                Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURE                              TITLE                            DATE
- -------------------------------------  ---------------------------------         --------------
          /s/ Joseph J. Francesconi    President, Chief Executive                June 21, 1995
- -------------------------------------  Officer and Director
            Joseph J. Francesconi      (Principal Executive Officer)

              /s/ John B. Arnold       Chairman of the Board                     June 21, 1995
- -------------------------------------
                John B. Arnold

           /s/ Robert H.B. Baldwin     Director                                  June 21, 1995
- -------------------------------------
             Robert H.B. Baldwin

              /s/ Dixon R. Doll        Director                                  June 21, 1995
- -------------------------------------
                Dixon R. Doll

             /s/ Craig M. Gentner      Senior Vice President, Chief              June 21, 1995
- -------------------------------------  Financial Officer and Corporate
               Craig M. Gentner        Secretary (Principal Financial
                                       Officer and Principal Accounting
                                       Officer)

              /s/ Walter J. Gill       Director                                  June 21, 1995
- -------------------------------------
                Walter J. Gill

            /s/ Frank S. Vigilante     Director                                  June 21, 1995
- -------------------------------------
              Frank S. Vigilante

               /s/ Hans A. Wolf        Director                                  June 21, 1995
- -------------------------------------
                 Hans A. Wolf

                         INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

FINANCIAL STATEMENTS

                                                                               PAGE
                                                                               ----
Consolidated Balance Sheet as of March 31, 1995 and 1994                          *
Consolidated Statement of Operations for the years ended
  March 31, 1995, 1994 and 1993                                                   *
Consolidated Statement of Cash Flows for the years ended
  March 31, 1995, 1994 and 1993                                                   *
Consolidated Statement of Stockholders' Equity for the years ended
  March 31, 1995, 1994 and 1993                                                   *
Notes to Consolidated Financial Statements                                        *
Independent Auditors' Report                                                      *

*Incorporated herein by reference from information contained on pages 18 through 31 of the Registrant's 1995 Annual Report to Stockholders.

FINANCIAL STATEMENT SCHEDULE

                                                                               PAGE
                                                                               -----
Independent Auditors' Report                                                      21
Schedule II - Valuation and Qualifying Accounts                                  S-1

     All other schedules are omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes thereto.

     Separate financial statements of the Registrant are omitted because the Registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements filed, in the aggregate, do not have a minority equity interest and/or long-term indebtedness to any person outside the consolidated group in an amount which together exceeds 5% of total consolidated assets at March 31, 1995.

                          INDEPENDENT AUDITORS' REPORT

NETWORK EQUIPMENT TECHNOLOGIES, INC.:

We have audited the consolidated financial statements of Network Equipment Technologies, Inc. and subsidiaries as of March 31, 1995 and 1994, and for each of the three years in the period ended March 31, 1995, and have issued our report thereon dated April 19, 1995; such financial statements and report are included in your 1995 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Network Equipment Technologies, Inc. listed in the accompanying index to financial statements and financial statement schedule. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

San Jose, California
April 19, 1995

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                       BALANCE AT     CHARGED TO     CHARGED                        BALANCE
                                       BEGINNING      COSTS AND      TO OTHER       DEDUCTION/      AT END
             DESCRIPTION               OF PERIOD       EXPENSES      ACCOUNTS       WRITE OFF      OF PERIOD
- -------------------------------------  ----------     ----------     --------       ----------     ---------
For the year ended
March 31, 1993:
  Accounts receivable
  allowances.........................    $2,190           --          $3,219(1)      $ (1,590)      $ 3,819

For the year ended
March 31, 1994:
  Accounts receivable
  allowances.........................    $3,819           --          $1,779(1)      $ (2,403)      $ 3,195

For the year ended
March 31, 1995:
  Accounts receivable
  allowances.........................    $3,195           --          $1,762(1)      $ (2,443)      $ 2,514

- ---------------

(1) Amount represents additions to accounts receivable allowances which were charged primarily to revenue.