Form 10-Q
period 1995-06-25
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 1995-08-08
CIK 752431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-Q

(Mark One)
  /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 1995, or

  / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period ended ____________  or  ____________

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

       The number of shares outstanding of the registrant's Common Stock, $.01 par value, on June 25, 1995 was 19,150,164.

This document consists of 12 pages of which this is page 1.

<Page 2>

                    NETWORK EQUIPMENT TECHNOLOGIES, INC.


                                  INDEX

                                                                        Page
                                                                       Number
                                                                       ------

PART I.    Financial Information

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheet -
           June 25, 1995 and March 31, 1995............................   3

           Condensed Consolidated Statement of Operations -
           three months ended June 25, 1995 and June 26, 1994 .........   4

           Condensed Consolidated Statement of Cash Flows -
           three months ended June 25, 1995 and June 26, 1994 .........   5

           Notes to Condensed Consolidated Financial Statements .......   6

  Item 2.  Management's Discussion and Analysis of
           Results of Operations and Financial Condition ..............   7

PART II.   Other Information

  Item 6.  Exhibits and Reports on Form 8-K ...........................  10

SIGNATURE .............................................................  11

EXHIBIT 11  Computation of Primary and Fully Diluted
            Earnings Per Share ........................................  12

<Page 3>

                     NETWORK EQUIPMENT TECHNOLOGIES, INC.
                    Condensed Consolidated Balance Sheet
                          (dollars in thousands)

                                                                        June 25,       March 31,
                                                                          1995           1995
                                                                      (unaudited)
                                                                       ---------       ---------
Assets
Current assets:
     Cash and cash equivalents                                          $ 34,902        $ 33,886
     Temporary cash investments                                           51,625          52,734
     Accounts receivable, net of allowances of $3,170 at June 25
         and $2,514 at March 31                                           69,440          56,983
     Inventories                                                          28,528          32,314
     Deferred income taxes                                                 9,900           9,900
     Prepaid expenses and other assets                                     5,703           4,625
                                                                        --------        --------
          Total current assets                                           200,098         190,442
Property and equipment, net of accumulated depreciation and
    amortization of $92,804 at June 25 and $90,618 at March 31            25,762          27,149
Software production costs, net of accumulated amortization of
    $21,523 at June 25 and $20,838 at March 31                             4,298           4,691
Other assets                                                               9,538           9,764
                                                                        --------        --------
                                                                        $239,696        $232,046
                                                                        --------        --------
                                                                        --------        --------

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                   $ 21,056        $ 18,315
     Accrued liabilities                                                  39,146          43,444
                                                                        --------        --------
          Total current liabilities                                       60,202          61,759
7-1/4% convertible subordinated debentures                                68,625          68,625
Stockholders' equity:
     Preferred stock, $.01 par value
          Authorized:  5,000,000 shares,
          Outstanding:  none                                                 -               -
     Common stock to be issued                                                 7              32
     Common stock, $.01 par value
          Authorized:  50,000,000 shares
          Outstanding:  19,150,000 shares at June 25 and
                        18,714,000 shares at March 31                        192             187
     Additional paid-in capital                                          116,640         113,846
     Unrealized gain (loss) on available-for-sale securities                 127             (10)
     Accumulated translation adjustment                                     (920)           (794)
     Accumulated deficit                                                  (5,177)        (11,599)
                                                                        --------        --------
          Total stockholders' equity                                     110,869         101,662
                                                                        --------        --------
                                                                        $239,696        $232,046
                                                                        --------        --------
                                                                        --------        --------

See Notes to Condensed Consolidated Financial Statements.


<Page 4>

                     NETWORK EQUIPMENT TECHNOLOGIES, INC.
               Condensed Consolidated Statement of Operations
            (in thousands, except per share amounts - unaudited)


                                                        Three Months Ended
                                                      June 25,      June 26,
                                                        1995          1994
                                                      --------      --------
Revenue:
     Product revenue                                  $ 49,498      $ 40,630
     Service and other revenue                          30,111        20,908
                                                      --------      --------
          Total revenue                                 79,609        61,538
                                                      --------      --------
Cost of sales:
     Cost of product revenue                            19,861        17,083
     Cost of service and other revenue                  21,026        14,374
                                                      --------      --------
          Total cost of sales                           40,887        31,457
                                                      --------      --------

Gross margin                                            38,722        30,081

Operating expenses:
     Sales and marketing                                17,729        16,904
     Research and development                            8,100         8,105
     General and administrative                          2,939         2,525
                                                      --------      --------
          Total operating expenses                      28,768        27,534
                                                      --------      --------

Income from operations                                   9,954         2,547

Other income (expense):
     Interest income                                     1,365           294
     Interest expense                                   (1,292)       (1,296)
     Other                                                (147)         (118)
                                                      --------      --------

Income before income taxes                               9,880         1,427

Income tax provision                                     3,458           -
                                                      --------      --------
Net income                                            $  6,422      $  1,427
                                                      --------      --------
                                                      --------      --------


Primary and fully diluted net income per share        $    .32      $    .08
                                                      --------      --------
                                                      --------      --------

Shares used in computation:
     Primary                                            19,983        17,127
                                                      --------      --------
                                                      --------      --------

     Fully diluted                                      20,038        17,127
                                                      --------      --------
                                                      --------      --------

See Notes to Condensed Consolidated Financial Statements.


<Page 5>

                    NETWORK EQUIPMENT TECHNOLOGIES, INC.
              Condensed Consolidated Statement of Cash Flows
                      (in thousands - unaudited)

Three Months Ended
                                                                          June 25,       June 26,
                                                                            1995           1994
                                                                          --------       --------
Cash and Cash Equivalents at Beginning of Period                           $33,886        $23,854
Net Cash Flows from Operating Activities:
     Net income                                                              6,422          1,427
     Adjustments to reconcile net income to cash
       used for operations:
          Depreciation and amortization                                      3,422          4,664
          Restricted stock compensation                                         71            -
          Changes in assets and liabilities:
               Accounts receivable                                         (12,767)         1,412
               Inventories                                                   3,744          1,325
               Prepaid expenses and other assets                            (1,120)          (194)
               Accounts payable                                              2,778         (3,667)
               Accrued liabilities                                          (4,225)        (7,106)
                                                                          --------       --------
          Net cash used for operations                                      (1,675)        (2,139)
                                                                          --------       --------

Cash Flows from Investing Activities:
     Purchases of temporary cash investments                               (14,832)          (500)
     Proceeds from maturities of temporary cash investments                 16,078          3,972
     Additions to property and equipment                                    (1,422)          (434)
     Additions to software production costs                                   (292)          (709)
     Other                                                                     183            183
                                                                          --------       --------
          Net cash provided by (used for) investing activities                (285)         2,512
                                                                          --------       --------

Cash Flows from Financing Activities:
     Sale of common stock                                                    2,703            742
     Repayments of borrowings                                                  -               (4)
                                                                          --------       --------
          Net cash provided by financing activities                          2,703            738
                                                                          --------       --------

Effect of exchange rate changes on cash                                        273           (600)
                                                                          --------       --------

               Net increase in cash and cash equivalents                     1,016            511
                                                                          --------       --------

Cash and Cash Equivalents at End of Period                                 $34,902        $24,365
                                                                          --------       --------
                                                                          --------       --------

Other Cash Flow Information:
     Cash paid (refunded) for:
          Interest                                                        $  2,511       $  2,515
          Income taxes                                                    $  1,335       $   (179)
     Non-cash investing and financing activities:
          Net unrealized (gain) loss on available-for-sale securities     $   (137)      $     28

See Notes to Condensed Consolidated Financial Statements.


<Page 6>

                   NETWORK EQUIPMENT TECHNOLOGIES, INC.
          Notes to Condensed Consolidated Financial Statements


1.   Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 25, 1995, and the results of operations and cash flows for the three months ended June 25, 1995 and June 26, 1994. These statements should be read in conjunction with the March 31, 1995 consolidated financial statements and notes thereto. The results of operations for the three months ended June 25, 1995 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1996.


2.   Reclassification

     Certain fiscal 1995 amounts have been reclassfied to conform with fiscal 1996 presentation.


3.   Inventories

     Inventories consist of (in thousands):
                                                June 25,       March 31,
                                                  1995           1995
                                              (unaudited)
                                                --------       --------
     Purchased components                       $ 11,955       $ 11,498
     Work-in-process                              13,895         17,175
     Finished goods                                2,678          3,641
                                                --------       --------
                                                $ 28,528       $ 32,314
                                                --------       --------
                                                --------       --------


4.   Earnings Per Share

     Net income per share has been computed based upon the weighted average number of common and common equivalent shares outstanding. For primary earnings per share, common equivalent shares consist of the incremental shares issuable upon the assumed exercise of dilutive stock options. For fully diluted earnings per share, common equivalent shares also include, if dilutive, the effect of incremental shares issuable upon the conversion of the 7-1/4% convertible subordinated debentures, and net income will be adjusted for the interest expense (net of income taxes) related to the debentures.


<Page 7>

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


This discussion and analysis should be read in conjunction with Management's Discussion and Analysis in the Company's 1995 Annual Report to Shareholders and Part I of the Company's Form 10-K for the fiscal year ended March 31, 1995.


RESULTS OF OPERATIONS

The following table depicts selected data derived from the consolidated statement of operations expressed as a percentage of revenue for the periods presented:

                                               Three Months Ended
                                            June 25,      June 26,
Percent of Revenue                            1995          1994
                                            -------       -------
Product revenue                               62.2          66.0
Service and other revenue                     37.8          34.0
                                             -----         -----
     Total revenue                           100.0         100.0
                                             -----         -----

Product revenue gross margin                  59.9          58.0
Service and other revenue gross margin        30.2          31.3
                                             -----         -----
     Total gross margin                       48.6          48.9
                                             -----         -----

Sales and marketing                           22.2          27.5
Research and development                      10.2          13.2
General and administrative                     3.7           4.1
                                             -----         -----
     Total operating expenses                 36.1          44.8
                                             -----         -----

Income from operations                        12.5           4.1
                                             -----         -----

Net income                                     8.1           2.3
                                             -----         -----
                                             -----         -----


Revenue

Total revenue for the first quarter of fiscal 1996 increased 29.4% to $79.6 million from $61.5 million for the first quarter of fiscal 1995. Product revenue and service and other revenue increased $8.9 million and $9.2 million, respectively, quarter-over-quarter. The 21.8% increase in product revenue is primarily attributable to an increase in international sales and sales to network service providers. International product sales increased 30.8% to 32.2% of product revenue. Most of this increase resulted from growth in international product sales in the Asia Pacific/Latin American region, which grew 111.0%. Sales to network service providers has more than doubled as compared to the same period in the prior year. Overall, international and U.S. federal channel sales represented 24.2% and 39.6% of the Company's total revenue, respectively, for the first quarter of fiscal 1996.

The 44.0% increase in service and other revenue is primarily attributable to systems integration services in support of product sales to the U.S. government. Quarter-over-quarter, system integration revenue increased by $7.2 million.


<Page 8>

Gross Margin

Total gross margin as a percentage of total revenue decreased to 48.6% in the first quarter of fiscal 1996 from 48.9% in the comparable period of fiscal 1995. This decline was the result of an increase in the mix of service and other revenue as a percentage of total revenue. Product gross margin increased to 59.9% in the first quarter of fiscal 1996 from 58.0% in the first quarter of fiscal 1995. This quarter-over-quarter increase resulted primarily from a favorable product mix and a higher revenue base over which to spread manufacturing costs.

Service and other gross margin decreased to 30.2% in the first quarter of fiscal 1996 from 31.3% in the comparable period of fiscal 1995. This decrease is attributable to a significantly higher mix of lower margin systems integration services provided under a U.S. government contract. The gross margin on these system integration services increased to 11.9% for the first quarter of fiscal 1996 from 11.3% for the comparable period of fiscal 1995 due to the mix of OEM products and services provided. Management expects service and other gross margin will to continue to fluctuate as a result of the changes in mix between systems integration services and other service revenue.


Operating Expenses

Operating expenses in the first quarter of fiscal 1996 increased $1.2 million from the first quarter of fiscal 1995, but decreased as a percentage of total revenue to 36.1% from 44.8%, respectively, as a result of higher revenue levels. Management expects the relationship of operating expenses as a percentage of total revenue to continue to trend downward during the remainder of fiscal 1996 as planned revenue growth exceeds that of operating expenses.

Sales and marketing expense in the first quarter of fiscal 1996 increased $.8 million, or 4.9%, from the first quarter of fiscal 1995, but decreased as a percentage of total revenue to 22.2% from 27.5%, respectively. The increase in spending is primarily the result of the addition of personnel to support expansion of the sales infrastructure. Management expects sales and marketing expenses to increase during the remainder of fiscal 1996 while decreasing as a percentage of planned revenue.

Research and development expense remained flat in the first quarter of fiscal 1996 but decreased as a percentage of total revenue to 10.2% from 13.2% in the comparable period of fiscal 1995. Management plans to continue funding research and development efforts at levels necessary to advance product programs. While it is management's intention to continue to focus these development efforts, research and development spending is expected to increase during the remainder of fiscal 1996 while decreasing as a percentage of planned revenue.

General and administrative expense increased $.4 million in the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995, but decreased as a percentage of total revenue, to 4.1% from 3.7%, respectively. Management expects general and administrative expense to be comparable to fiscal 1995 for the remainder of fiscal 1996.


Other income (expense)

Interest income for the first quarter of fiscal 1996 increased $1.1 million from the comparable period of fiscal 1995 due to higher cash balances and higher interest rates. Interest expense, primarily related to the 7-1/4% convertible subordinated debentures, remained flat at $1.3 million.


Income Taxes

The first quarter of fiscal 1996 includes a provision for income tax expense of $3.5 million at an effective rate of 35%. No tax expense was recorded in the first quarter of fiscal 1995 due to the utilization of net operating loss carryforwards.

<Page 9>


BUSINESS ENVIRONMENT AND RISK FACTORS

Historically, the majority of the Company's revenues in each quarter results from orders received and shipped in that quarter. Because of these ordering patterns and potential delivery schedule changes, the Company does not believe that backlog is indicative of future revenue levels. Furthermore, if large orders do not close when forecasted or if near term demand for the Company's products weakens, the Company's operating results for that or subsequent quarters would be adversely affected.

Expense levels are relatively fixed and are set based on expectations regarding future revenue and margin levels. These expectations involve making judgments on issues such as future competitive conditions and customer requirements, a process that involves evaluation of information that is often unclear and in conflict. All markets for the Company's products are very competitive and dynamic. The Company has limited visibility into factors that could influence its revenue and margins, particularly in international markets that are served primarily by non-exclusive resellers. Moreover, the Company believes that future operating results will depend on successful development or introduction of new products and enhancements to existing products and service offerings, and there can be no guarantee that the Company will succeed in such efforts.

The Company's products include components, assemblies and subassemblies that are currently available from single sources. Testing and manufacturing is performed at the Company's Redwood City, California facility. Availability limitations, price increases or business interruptions could adversely impact revenue, margins and earnings. In addition, price competition could adversely impact margins and earnings.

Because of the factors described above, as well as others that may affect the Company's operating results, past financial results may not be an accurate indicator of future performance.


LIQUIDITY AND CAPITAL RESOURCES

As of June 25, 1995, the Company had cash, cash equivalents and temporary cash investments of $86.5 million, as compared to $86.6 million as of March 31, 1995. Cash used for operations was $1.7 million during the first quarter of fiscal 1996, which was a $.5 million decrease in cash used for operations from the comparable period of the prior year.

Net cash used for investing activities of $.3 million in the first quarter of fiscal 1996 consisted of purchases of property and equipment of $1.4 million and an increase in software production costs of $.3 million, partially offset by $1.2 million in net proceeds from maturities of temporary cash investments.

Net cash provided by financing activities of $2.7 million in the first quarter of fiscal 1996 pertains to the issuance of Common Stock relating to the employee stock benefit plans.

As of June 25, 1995 the Company had available an unsecured $10.0 million line of credit. Borrowings under this committed facility are available through May 1996 and would bear interest at the bank's base rate (which approximates prime). At June 25, 1995, there were no outstanding borrowings under this facility.

The Company believes that current cash and cash equivalents, temporary cash investments and cash flows from operations will be sufficient to fund operations, purchases of capital equipment and research and development programs currently planned at least through the next twelve months.

<Page 10>

                                   PART II

                             OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  Exhibit 11: Statement re: Computation of Primary and Fully Diluted Earnings Per Share.

            (b)   Reports on Form 8-K

                  No report on Form 8-K was filed by the Company during its fiscal quarter ended June 25, 1995.


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

(DATE)                               August 8, 1995