Form 10-Q
period 1995-06-24
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 1995-11-08
CIK 752431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)
   /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 1995, or

   / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period ended ______________ or ______________

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

      The number of shares outstanding of the registrant's Common Stock, $.01 par value, on September 24, 1995 was 19,660,650.


This document consists of 13 pages of which this is page 1.


<Page 2>

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.



                                    INDEX

                                                                       Page
                                                                      Number
                                                                      ------

PART I.  Financial Information

  Item 1.  Financial Statements

       Condensed Consolidated Balance Sheet -
       September 24, 1995 and March 31, 1995 .......................     3

       Condensed Consolidated Statement of Income -quarter and
       six months ended September 24, 1995 and September 25, 1994...     4

       Condensed Consolidated Statement of Cash Flows -six months
       ended September 24, 1995 and September 25, 1994 .............     5

       Notes to Condensed Consolidated Financial Statements ........     6

  Item 2.  Management's Discussion and Analysis of
           Results of Operations and Financial Condition ...........     7

PART II.  Other Information

  Item 4.  Submission of Matters to a Vote of Security Holders .....    11

  Item 5.  Other Information .......................................    11

  Item 6.  Exhibits and Reports on Form 8-K ........................    11

SIGNATURE ..........................................................    12

EXHIBIT 11  Computation of Primary and Fully Diluted
            Earnings Per Share .....................................    13


<Page 3>

                     NETWORK EQUIPMENT TECHNOLOGIES, INC.
                    Condensed Consolidated Balance Sheet
                         (dollars in thousands)

                                                                    September 24,     March 31,
                                                                        1995            1995
                                                                     (unaudited)
                                                                      ---------       ---------
Assets
Current assets:
     Cash and cash equivalents                                         $ 33,301        $ 33,886
     Temporary cash investments                                          69,798          52,734
     Accounts receivable, net of allowances of $3,582 at
         September 24 and $2,514 at March 31                             69,163          56,983
     Inventories                                                         30,096          32,314
     Deferred income taxes                                                9,900           9,900
     Prepaid expenses and other assets                                    6,329           4,625
                                                                       --------        --------
          Total current assets                                          218,587         190,442
Property and equipment, net of accumulated depreciation and
   amortization of $95,124 at September 24 and $90,618 at March 31       26,351          27,149
Software production costs, net of accumulated amortization of
   $22,206 at September 24 and $20,838 at March 31                        3,930           4,691
Other assets                                                              9,159           9,764
                                                                       --------        --------
                                                                       $258,027        $232,046
                                                                       --------        --------
                                                                       --------        --------

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                  $ 19,622        $ 18,315
     Accrued liabilities                                                 46,326          43,444
                                                                       --------        --------
          Total current liabilities                                      65,948          61,759
7-1/4% convertible subordinated debentures                               68,625          68,625
Stockholders' equity:
     Preferred stock, $.01 par value
          Authorized:  5,000,000 shares,
          Outstanding:  none                                                -               -
     Common stock to be issued                                              -                32
     Common stock, $.01 par value
          Authorized:  50,000,000 shares
          Outstanding:  19,661,000 shares at September 24 and
                        18,714,000 shares at March 31                       197             187
     Additional paid-in capital                                         121,880         113,846
     Unrealized gain (loss) on available-for-sale securities                 56             (10)
     Accumulated translation adjustment                                    (950)           (794)
     Retained earnings (deficit)                                          2,271         (11,599)
                                                                       --------        --------
          Total stockholders' equity                                    123,454         101,662
                                                                       --------        --------
                                                                       $258,027        $232,046
                                                                       --------        --------
                                                                       --------        --------

See Notes to Condensed Consolidated Financial Statements.



<Page 4>

                     NETWORK EQUIPMENT TECHNOLOGIES, INC.
                  Condensed Consolidated Statement of Income
              (in thousands, except per share amounts - unaudited)


                                                   Quarter Ended            Six Months Ended
                                                Sept. 24,  Sept. 25,      Sept. 24,  Sept. 25,
                                                  1995       1994           1995       1994
                                                --------   --------       --------   --------
Revenue:
     Product revenue                            $ 53,483   $ 44,030       $102,981   $ 84,660
     Service and other revenue                    29,475     22,821         59,586     43,729
                                                --------   --------       --------   --------
          Total revenue                           82,958     66,851        162,567    128,389
                                                --------   --------       --------   --------
Cost of sales:
     Cost of product revenue                      21,449     18,117         41,310     35,200
     Cost of service and other revenue            19,943     16,330         40,969     30,704
                                                --------   --------       --------   --------
          Total cost of sales                     41,392     34,447         82,279     65,904
                                                --------   --------       --------   --------

Gross margin                                      41,566     32,404         80,288     62,485

Operating expenses:
     Sales and marketing                          18,379     17,113         36,108     34,017
     Research and development                      8,767      8,439         16,867     16,544
     General and administrative                    3,101      2,821          6,040      5,346
                                                --------   --------       --------   --------
          Total operating expenses                30,247     28,373         59,015     55,907

Income from operations                            11,319      4,031         21,273      6,578

Other income (expense):
     Interest income                               1,455        476          2,820        770
     Interest expense                             (1,365)    (1,306)        (2,657)    (2,602)
     Other                                            49       (282)           (98)      (400)
                                                --------   --------       --------   --------

Income before income taxes                        11,458      2,919         21,338      4,346

Income tax provision                               4,010        -            7,468        -
                                                --------   --------       --------   --------
Net income                                      $  7,448   $  2,919       $ 13,870   $  4,346
                                                --------   --------       --------   --------
                                                --------   --------       --------   --------

Net income per share:
     Primary                                    $    .36   $    .16       $    .68   $    .25
                                                --------   --------       --------   --------
                                                --------   --------       --------   --------
     Fully diluted                              $    .36   $    .16       $    .68   $    .23
                                                --------   --------       --------   --------
                                                --------   --------       --------   --------

Shares used in computation:
     Primary                                      20,578     18,243         20,281     17,988
                                                --------   --------       --------   --------
                                                --------   --------       --------   --------
     Fully diluted                                20,693     18,725         20,532     18,608
                                                --------   --------       --------   --------
                                                --------   --------       --------   --------

See Notes to Condensed Consolidated Financial Statements.



<Page 5>

                     NETWORK EQUIPMENT TECHNOLOGIES, INC.
                Condensed Consolidated Statement of Cash Flows
                         (in thousands - unaudited)

                                                                           Six Months Ended
                                                                        Sept. 24,    Sept. 25,
                                                                          1995         1994
                                                                        --------     --------
Cash and Cash Equivalents at Beginning of Period                         $33,886      $23,854
Net Cash Flows from Operating Activities:
     Net income                                                           13,870        4,346
     Adjustments to reconcile net income to cash
       provided by operations:
          Depreciation and amortization                                    7,814        9,072
          Restricted stock compensation                                      170          -
          Changes in assets and liabilities:
               Accounts receivable                                       (12,590)       6,354
               Inventories                                                 2,164        3,815
               Prepaid expenses and other assets                          (1,758)        (166)
               Accounts payable                                            1,358       (6,323)
               Accrued liabilities                                         2,980       (5,063)
                                                                         -------      -------
          Net cash provided by operations                                 14,008       12,035
                                                                         -------      -------

Cash Flows from Investing Activities:
     Purchases of temporary cash investments                             (53,322)     (18,352)
     Proceeds from maturities of temporary cash investments               36,324        9,602
     Additions to property and equipment                                  (5,741)      (2,849)
     Additions to software production costs                                 (607)      (1,371)
     Other                                                                   548          299
                                                                         -------      -------
          Net cash used for investing activities                         (22,798)     (12,671)
                                                                         -------      -------

Cash Flows from Financing Activities:
     Sale of common stock                                                  7,842        3,814
     Repayments of borrowings                                                -            (12)
                                                                         -------      -------
          Net cash provided by financing activities                        7,842        3,802
                                                                         -------      -------

Effect of exchange rate changes on cash                                      363         (902)
                                                                         -------      -------

             Net increase (decrease) in cash and cash equivalents          (585)        2,264
                                                                         -------      -------

Cash and Cash Equivalents at End of Period                               $33,301      $26,118
                                                                         -------      -------
                                                                         -------      -------

Other Cash Flow Information:
     Cash paid for:
          Interest                                                       $ 2,577      $ 2,552
          Income taxes                                                   $ 2,572      $   421
     Non-cash investing and financing activities:
          Net unrealized (gain) loss on available-for-sale securities    $   (66)     $    44


See Notes to Condensed Consolidated Financial Statements.



<Page 6>

                     NETWORK EQUIPMENT TECHNOLOGIES, INC.
            Notes to Condensed Consolidated Financial Statements


1.   Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 24, 1995, and the results of operations and cash flows for the quarter and six months ended September 24, 1995 and September 25, 1994. These statements should be read in conjunction with the March 31, 1995 consolidated financial statements and notes thereto. The results of operations for the six months ended September 24, 1995 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1996.


2.   Reclassification

     Certain fiscal 1995 amounts have been reclassified to conform with fiscal 1996 presentation.


3.   Inventories

     Inventories consist of (in thousands):

                                   September 25,       March 31,
                                       1995              1995
                                   (unaudited)
                                     --------         --------

     Purchased components            $ 11,840         $ 11,498
     Work-in-process                   15,949           17,175
     Finished goods                     2,307            3,641
                                     --------         --------
                                     $ 30,096         $ 32,314
                                     --------         --------
                                     --------         --------


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

RESULTS OF OPERATIONS

The following table depicts selected data derived from the consolidated statement of operations expressed as a percentage of revenue for the periods presented:

                                                Quarter Ended          Six Months Ended
                                            Sept. 24,  Sept. 25,     Sept. 24,  Sept. 25,
Percent of Revenue                             1995       1994          1995       1994
                                              -------    -------       -------    -------
Product revenue                                 64.5       65.9          63.3       65.9
Service and other revenue                       35.5       34.1          36.7       34.1
                                               -----      -----         -----      -----
     Total revenue                             100.0      100.0         100.0      100.0
                                               -----      -----         -----      -----

Product revenue gross margin                    59.9       58.9          59.9       58.4
Service and other revenue gross margin          32.3       28.4          31.2       29.8
                                               -----      -----         -----      -----
     Total gross margin                         50.1       48.5          49.4       48.7
                                               -----      -----         -----      -----

Sales and marketing                             22.2       25.6          22.2       26.5
Research and development                        10.6       12.7          10.4       12.9
General and administrative                       3.7        4.2           3.7        4.2
                                               -----      -----         -----      -----
     Total operating expenses                   36.5       42.5          36.3       43.6
                                               -----      -----         -----      -----

Income from operations                          13.6        6.0          13.1        5.1
                                               -----      -----         -----      -----

Net income                                       9.0        4.4           8.5        3.4
                                               -----      -----         -----      -----
                                               -----      -----         -----      -----

Revenue

Total revenue for the second quarter and first six months of fiscal 1996 increased 24.1% and 26.6%, respectively, from the comparable periods of fiscal 1995. Product revenue for the second quarter and first six months of fiscal 1996 increased $9.5 million, or 21.5%, and $18.3 million, or 21.6%, respectively, from the comparable periods of the prior year. The quarter-over-quarter increase in product revenue is a result of an increase in sales across all sales channels, most significantly in international sales in
Europe.   An increase in international sales, as well as an increase in sales to network service providers, are the primary drivers for the year-to-date increase in product revenue as well. International product sales increased 19.8% to 37.6% of product revenue for the quarter and 24.4% to 35.0% of product revenue year-to-date.

Service and other revenue for the second quarter and first six months of fiscal 1996 increased $6.7 million and $15.9 million, respectively. This increase is primarily attributable to systems integration services in support of product sales to the U.S. government. On a year-to-date basis, systems integration revenue increased by $11.1 million over the prior year.

<Page 8>

Gross Margin

Total gross margin as a percentage of total revenue increased to 50.1% and 49.4% in the second quarter and first six months of fiscal 1996 from 48.5% and 48.7%, respectively, in the comparable periods of fiscal 1995. These increases are a result of increases in both product and service and other gross margins. Product gross margin increased to 59.9% for both the second quarter and first six months of fiscal 1996 from 58.9% and 58.4%, respectively, for the comparable periods of fiscal 1995. These increases resulted primarily from a favorable product mix and a higher revenue base over which to spread manufacturing costs.

Service and other gross margin increased to 32.3% and 31.2% for the second quarter and first six months of fiscal 1996 from 28.4% and 29.8%, respectively, in the comparable periods of the prior year. These margins increased despite a significantly higher mix of lower margin systems integration services provided under a U.S. government contract. The increase is attributable to an increase in gross margin on these services to 16.0% and 13.8% for the second quarter and first six months of fiscal 1996 from 10.5% and 10.8%, respectively, for the comparable periods of fiscal 1995 as well as increased service margins. Management expects service and other gross margin to continue to fluctuate as a result of the changes in mix between systems integration services and other service revenue.

Operating Expenses

Operating expenses in the second quarter and first six months of fiscal 1996 increased $1.9 million and $3.1 million from the comparable periods of fiscal 1995, but decreased as a percentage of total revenue to 36.5% and 36.3% from 42.5% and 43.6%, respectively, as a result of higher revenue levels. Management expects the relationship of operating expenses as a percentage of total revenue to continue to trend downward during the remainder of fiscal 1996 as planned revenue growth exceeds that of operating expenses.

Sales and marketing expense in the second quarter and first six months of fiscal 1996 increased $1.3 million and $2.1 million, respectively, from the comparable periods of fiscal 1995, but decreased as a percentage of total revenue to 22.2% for both periods from 25.6% and 26.5%, respectively. The increase in spending is primarily the result of the addition of personnel to support expansion of the sales infrastructure. Management expects sales and marketing expenses to increase during the remainder of fiscal 1996 while decreasing as a percentage of planned revenue.

Research and development expense increased slightly in the second quarter and first six months of fiscal 1996 from the comparable periods of fiscal 1995, but decreased as a percentage of total revenue to 10.6% and 10.4%, respectively, from 12.7% and 12.9% in the comparable periods of fiscal 1995. Management plans to continue funding research and development efforts at levels necessary to advance product programs. While it is management's intention to continue to focus these development efforts, research and development spending is expected to increase during the remainder of fiscal 1996 while remaining relatively constant as a percentage of planned revenue.

General and administrative expense increased $.3 million and $.7 million in the second quarter and first six months of fiscal 1996 as compared to the prior year, but decreased as a percentage of total revenue, to 3.7% from 4.2%, respectively, for both quarter and year-to-date periods

Other Income (Expense)

Interest income for the first six months of fiscal 1996 increased $2.1 million from the comparable period of fiscal 1995 due to higher cash balances and higher interest rates. Interest expense, primarily related to the 7-1/4% convertible subordinated debentures, remained flat at approximately $2.6 million.

<Page 9>

Income Taxes

The second quarter and first six months of fiscal 1996 include a provision for income tax expense of $4.0 million and $7.5 million, respectively, at an effective rate of 35%. No tax expense was recorded in the comparable periods of fiscal 1995 due to the utilization of net operating loss carryforwards.


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


LIQUIDITY AND CAPITAL RESOURCES

As of September 24, 1995, the Company had cash, cash equivalents and temporary cash investments of $103.1 million, as compared to $86.6 million as of March 31, 1995. Cash provided by operations was $14.0 million during the first six months of fiscal 1996, which was a $2.0 million increase in cash provided by operations from the comparable period of the prior year.

Net cash used for investing activities of $22.8 million for the first six months of fiscal 1996 primarily consisted of $17.0 million in net purchases of temporary cash investments and $5.7 million in property and equipment purchases.

Net cash provided by financing activities of $7.8 million for the first six months of fiscal 1996 results from the issuance of Common Stock relating to the employee stock benefit plans.

As of September 24, 1995 the Company had available an unsecured $10.0 million line of credit. Borrowings under this committed facility are available through May 1996 and would bear interest at the bank's base rate (which approximates prime). At September 24, 1995, there were no outstanding borrowings under this facility.

<Page 10>

On October 12, 1995, the Company called for the redemption of $35.0 million of its outstanding 7-1/4% Convertible Subordinated Debentures due May 15, 2014. The debentures may be redeemed at 102.9% of the principal amount or may be converted into shares of Common Stock at a conversion rate of 31.746 shares for each $1,000 principal amount of Debentures by November 13, 1995. In the event that 100 percent of the Debentures are redeemed, the Company would be required to pay $36.0 million in cash to certain bondholders.

The Company believes that current cash and cash equivalents, temporary cash investments and cash flows from operations will be sufficient to fund operations, redemption of the called Convertible Debentures, purchases of capital equipment and research and development programs currently planned at least through the next twelve months.


<Page 11>

                                   PART II

                             OTHER INFORMATION



Item 4.   Submission of Matters to a Vote of Security Holders

          On August 8, 1995, the Company held its Annual Meeting of Stockholders. At this meeting, the stockholders voted to
          (1) elect Dixon R. Doll and Hans A. Wolf as directors. Dixon R. Doll received 16,249,410 votes in favor and 391,287 votes against and Hans A. Wolf received 16,254,518 votes in favor and 386,179 votes against. Continuing as directors are John B. Arnold, Joseph J. Francesconi, Walter J. Gill and Frank S. Vigilante; and (2) approve amendments to the Company's 1993 Stock Option Plan to increase the number of shares available for issuance by 2,000,000 and to limit the number of shares that may be granted to any participant in any one year to 350,000 as follows: 7,532,166 votes in favor, 4,635,255 votes against, and 106,998 votes abstaining.



Item 5.   Other Information

          On October 18, 1995, James K. Dutton was elected as a Class II Director and was appointed to the Compensation and Finance Committees of the Board of Directors.



Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

                Exhibit 11: Statement re: Computation of Primary and Fully Diluted Earnings Per Share.

          (b)   Reports on Form 8-K

                No report on Form 8-K was filed by the Company during its fiscal quarter ended September 24, 1995.


<Page 12>

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

(DATE)                                 November 8, 1995