Form 10-Q
period 1995-12-24
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 1996-02-08
CIK 752431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)
   /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 24, 1995, or

   / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period ended___________________ or ____________________

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

     The number of shares outstanding of the registrant's Common Stock, $.01 par value, on December 24, 1995 was 20,651,775.

This document consists of 13 pages of which this is page 1.

<Page 2>

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.


                                   INDEX
                                                                       Page
                                                                      Number
                                                                      ------

PART I.  Financial Information

   Item 1.  Financial Statements

       Condensed Consolidated Balance Sheet -
       December 24, 1995 and March 31, 1995 .........................    3

       Condensed Consolidated Statement of Income - Quarter and
       Nine Months Ended December 24, 1995 and December 25, 1994 ....    4

       Condensed Consolidated Statement of Cash Flows - Nine Months
       Ended December 24, 1995 and December 25, 1994 ................    5

       Notes to Condensed Consolidated Financial Statements .........    6

   Item 2.  Management's Discussion and Analysis of
            Results of Operations and Financial Condition ...........    7

PART II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K ........................   11

SIGNATURE ...........................................................   12

EXHIBIT 11  Computation of Primary and Fully Diluted
            Earnings Per Share ......................................   13


<Page 3>

                     NETWORK EQUIPMENT TECHNOLOGIES, INC.
                    Condensed Consolidated Balance Sheet
                           (dollars in thousands)


                                                                         December 24,      March 31,
                                                                             1995             1995
                                                                          (unaudited)
                                                                           ---------       ---------
Assets
Current assets:
     Cash and cash equivalents                                              $ 42,032        $ 33,886
     Temporary cash investments                                               58,184          52,734
     Accounts receivable, net of allowances of $4,279 at
         December 24 and $2,514 at March 31                                   72,886          56,983
     Inventories                                                              34,782          32,314
     Deferred income taxes                                                     9,900           9,900
     Prepaid expenses and other assets                                         6,456           4,625
                                                                            --------        --------
          Total current assets                                               224,240         190,442
Property and equipment, net of accumulated depreciation and
   amortization of $90,200 at December 24 and $90,618 at March 31             28,149          27,149
Software production costs, net of accumulated amortization of
   $22,761 at December 24 and $20,838 at March 31                              3,824           4,691
Other assets                                                                   8,350           9,764
                                                                            --------         -------
                                                                            $264,563        $232,046
                                                                            --------        --------
                                                                            --------        --------

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                       $ 21,469        $ 18,315
     Accrued liabilities                                                      49,766          43,444
                                                                            --------        --------
          Total current liabilities                                           71,235          61,759
7-1/4% convertible subordinated debentures                                    33,526          68,625
Stockholders' equity:
     Preferred stock, $.01 par value
          Authorized:  5,000,000 shares,
          Outstanding:  none                                                     -               -
     Common stock to be issued                                                   -                32
     Common stock, $.01 par value
          Authorized:  50,000,000 shares
          Outstanding:  20,652,000 shares at December 24 and
                        18,714,000 shares at March 31                            207             187
     Additional paid-in capital                                              150,107         113,846
     Unrealized gain (loss) on available-for-sale securities                      43             (10)
     Accumulated translation adjustment                                       (1,041)           (794)
     Retained earnings (deficit)                                              10,486         (11,599)
                                                                            --------        --------
          Total stockholders' equity                                         159,802         101,662
                                                                            --------        --------
                                                                            $264,563        $232,046
                                                                            --------        --------
                                                                            --------        --------

See Notes to Condensed Consolidated Financial Statements.


<Page 4>

                     NETWORK EQUIPMENT TECHNOLOGIES, INC.
                  Condensed Consolidated Statement of Income
             (in thousands, except per share amounts - unaudited)


                                                 Quarter Ended          Nine Months Ended
                                              Dec. 24,   Dec. 25,      Dec. 24,   Dec. 25,
                                                1995       1994          1995       1994
                                              --------   --------      --------   --------
Revenue:
     Product revenue                          $ 58,602   $ 51,227      $161,583   $135,887
     Service and other revenue                  25,959     22,612        85,545     66,341
                                              --------   --------      --------   --------
          Total revenue                         84,561     73,839       247,128    202,228

Cost of sales:
     Cost of product revenue                    23,361     20,825        64,671     56,025
     Cost of service and other revenue          17,529     14,839        58,498     45,543
                                              --------   --------      --------   --------
          Total cost of sales                   40,890     35,664       123,169    101,568

Gross margin                                    43,671     38,175       123,959    100,660

Operating expenses:
     Sales and marketing                        18,612     17,707        54,720     51,724
     Research and development                    9,456      8,556        26,323     25,100
     General and administrative                  2,805      3,029         8,845      8,375
                                              --------   --------      --------   --------
          Total operating expenses              30,873     29,292        89,888     85,199

Income from operations                          12,798      8,883        34,071     15,461

Other income (expense):
     Interest income                             1,410        625         4,230      1,395
     Interest expense                           (1,494)    (1,304)       (4,151)    (3,906)
     Other                                         (75)      (135)         (173)      (535)
                                              --------   --------      --------   --------

Income before income taxes                      12,639      8,069        33,977     12,415

Income tax provision                             4,424      2,810        11,892      2,810
                                              --------   --------      --------   --------
Net income                                    $  8,215   $  5,259      $ 22,085   $  9,605
                                              --------   --------      --------   --------
                                              --------   --------      --------   --------

Net income per share:
     Primary                                  $    .39   $    .27      $   1.07   $    .52
                                              --------   --------      --------   --------
                                              --------   --------      --------   --------
     Fully diluted                            $    .39   $    .27      $   1.07   $    .49
                                              --------   --------      --------   --------
                                              --------   --------      --------   --------

Shares used in computation:
     Primary                                    21,199     19,567        20,587     18,312
                                              --------   --------      --------   --------
                                              --------   --------      --------   --------
     Fully diluted                              21,199     19,819        20,643     19,596
                                              --------   --------      --------   --------
                                              --------   --------      --------   --------

See Notes to Condensed Consolidated Financial Statements.


<Page 5>

                       NETWORK EQUIPMENT TECHNOLOGIES, INC.
                  Condensed Consolidated Statement of Cash Flows
                           (in thousands - unaudited)


                                                                                   Nine Months Ended
                                                                                 Dec. 24,     Dec. 25,
                                                                                   1995         1994
                                                                                 --------     --------
Cash and Cash Equivalents at Beginning of Period                                 $ 33,886     $ 23,854
Net Cash Flows from Operating Activities:
     Net income                                                                    22,085        9,605
     Adjustments to reconcile net income to cash
       provided by operations:
          Depreciation and amortization                                            11,594       13,270
          Restricted stock compensation                                               269          -
          Changes in assets and liabilities:
               Accounts receivable                                                (16,444)       1,213
               Inventories                                                         (2,559)       2,239
               Prepaid expenses and other assets                                   (1,901)        (805)
               Accounts payable                                                     3,236       (6,223)
               Accrued liabilities                                                  7,578        3,479
                                                                                 --------     --------
          Net cash provided by operations                                          23,858       22,778
                                                                                 --------     --------

Cash Flows from Investing Activities:
     Purchases of temporary cash investments                                      (63,560)     (36,608)
     Proceeds from maturities of temporary cash investments                        58,163       19,068
     Additions to property and equipment                                          (10,823)      (5,730)
     Additions to software production costs                                        (1,056)      (1,609)
     Other                                                                            961          579
                                                                                 --------     --------
          Net cash used for investing activities                                  (16,315)     (24,300)
                                                                                 --------     --------

Cash Flows from Financing Activities:
     Sale of common stock                                                          10,268        7,461
     Repurchase of convertible subordinated debentures                            (10,117)         -
     Repayments of borrowings                                                         -            (17)
                                                                                 --------     --------
          Net cash provided by financing activities                                   151        7,444
                                                                                 --------     --------

Effect of exchange rate changes on cash                                               452         (563)
                                                                                 --------     --------

               Net increase in cash and cash equivalents                            8,146        5,359
                                                                                 --------     --------

Cash and Cash Equivalents at End of Period                                       $ 42,032     $ 29,213
                                                                                 --------     --------
                                                                                 --------     --------

Other Cash Flow Information:
     Cash paid for:
          Interest                                                               $  4,162     $  5,076
          Income taxes                                                           $  5,215     $  1,223
     Non-cash investing and financing activities:
          Conversion of convertible subordinated debentures to common
             stock (including accrued interest and debenture offering costs)     $ 25,533     $    -
          Net unrealized (gain) loss on available-for-sale securities            $    (53)    $      2

See Notes to Condensed Consolidated Financial Statements.


<Page 6>

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
             Notes to Condensed Consolidated Financial Statements


1.   Basis of Presentation

     The consolidated financial statements include the accounts of the Company Intercompany accounts and transactions have been eliminated.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of December 24, 1995, and the results of operations and cash flows for the quarter and nine months ended December 24, 1995 and December 25, 1994. These statements should be read in conjunction with the March 31, 1995 consolidated financial statements and notes thereto. The results of operations for the nine months ended December 24, 1995 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1996.


2.   Reclassification

     Certain fiscal 1995 amounts have been reclassified to conform with fiscal 1996 presentation.


3.   Inventories

     Inventories consist of (in thousands):

                                December 24,    March 31,
                                   1995           1995
                                (unaudited)
                                 --------       --------
     Purchased components        $ 13,797       $ 11,498
     Work-in-process               18,354         17,175
     Finished goods                 2,631          3,641
                                 --------       --------
                                 $ 34,782       $ 32,314
                                 --------       --------
                                 --------       --------


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

RESULTS OF OPERATIONS

The following table depicts selected data derived from the consolidated statement of operations expressed as a percentage of revenue for the periods presented:


                                              Quarter Ended      Nine Months Ended
                                            Dec. 24,  Dec. 25,   Dec. 24,  Dec. 25,
Percent of Revenue                            1995       1994      1995      1994
                                            --------  --------   --------  --------
Product revenue                                69.3      69.4       65.4      67.2
Service and other revenue                      30.7      30.6       34.6      32.8
                                              -----     -----      -----     -----
     Total revenue                            100.0     100.0      100.0     100.0
                                              -----     -----      -----     -----

Product revenue gross margin                   60.1      59.3       60.0      58.8
Service and other revenue gross margin         32.5      34.4       31.6      31.4
                                              -----     -----      -----     -----
     Total gross margin                        51.6      51.7       50.2      49.8
                                              -----     -----      -----     -----

Sales and marketing                            22.0      24.0       22.1      25.6
Research and development                       11.2      11.6       10.7      12.4
General and administrative                      3.3       4.1        3.6       4.2
                                              -----     -----      -----     -----
     Total operating expenses                  36.5      39.7       36.4      42.2
                                              -----     -----      -----     -----

Income from operations                         15.1      12.0       13.8       7.6
                                              -----     -----      -----     -----

Net income                                      9.7       7.1        8.9       4.7
                                              -----     -----      -----     -----
                                              -----     -----      -----     -----


Revenue

Total revenue for the third quarter and first nine months of fiscal 1996 increased 14.5% and 22.2%, respectively, from the comparable periods of fiscal 1995. Product revenue for the third quarter and first nine months of fiscal 1996 increased $7.4 million, or 14.4%, and $25.7 million, or 18.9%, respectively, from the comparable periods of the prior year. The quarter-over-quarter increase in product revenue is primarily a result of a $7.4 million, or 62.8% increase in sales in the U.S. Federal channel. An increase in all sales channels, again most predominantly in the U.S. Federal channel, is the primary driver for the year-to-date increase in product revenue. Product sales in the U.S. Federal channel for the first nine months of fiscal 1996 have increased $11.7 million, or 35.1%, from the comparable period of the prior year. International product sales decreased 5.1% to 29.3% of product revenue for the quarter and increased 13.1% to 32.9% of product revenue year-to-date.

Service and other revenue for the third quarter and first nine months of fiscal 1996 increased $3.3 million and $19.2 million, respectively. This increase is primarily attributable to systems integration services in support of product sales to the U.S. government. On a year-to-date basis, systems integration revenue increased by $13.4 million over the prior year.

<Page 8>

Gross Margin

Total gross margin as a percentage of total revenue decreased slightly to 51.6% from 51.7% in the third quarter and increased to 50.2% from 49.8% in the first nine months of fiscal 1996 from the comparable periods of fiscal 1995. The quarter-over-quarter decrease is a result of decreased service and other gross margin while the year-over-year increase is a result of increases in both product and service and other gross margins. Product gross margin increased to 60.1% and 60.0% for the third quarter and first nine months of fiscal 1996 from 59.3% and 58.8%, respectively, for the comparable periods of fiscal 1995. These increases resulted primarily from a favorable product and channel mix and a higher revenue base over which to spread manufacturing costs.

Service and other gross margin decreased to 32.5% and increased to 31.6% for the third quarter and first nine months of fiscal 1996 from 34.4% and 31.4%, respectively, in the comparable periods of the prior year. The quarter-over-quarter decrease is a result of both a decrease in service margin and a higher mix of lower margin systems integration services provided under U.S. government contracts. Despite a similar increase in the volume of these services on a year-to-date basis, the service and other gross margin has increased as margins on both service and integration services have improved. Gross margin on integration services has increased to 17.9% and 14.9% for the third quarter and first nine months of fiscal 1996 from 11.3% and 11.0%, respectively, for the comparable periods of fiscal 1995. Management expects service and other gross margin to continue to fluctuate as a result of the changes in mix between systems integration services and other service revenue.

Operating Expenses

Operating expenses in the third quarter and first nine months of fiscal 1996 increased $1.6 million and $4.7 million from the comparable periods of fiscal 1995, but decreased as a percentage of total revenue to 36.5% and 36.4% from 39.7% and 42.2%, respectively, as a result of higher revenue levels. Management expects the relationship of operating expenses as a percentage of total revenue to continue to be favorable over the prior year during the remainder of fiscal 1996.

Sales and marketing expense in the third quarter and first nine months of fiscal 1996 increased $.9 million and $3.0 million, respectively, from the comparable periods of fiscal 1995, but decreased as a percentage of total revenue to 22.0% and 22.1% for the quarter and first nine months from 24.0% and 25.6%, respectively. The increase in spending is primarily the result of the addition of personnel to support expansion of the sales infrastructure. Management expects sales and marketing expenses to increase during the remainder of fiscal 1996 while continuing to be favorable over the prior year as a percentage of planned revenue.

Research and development expense increased $.9 million and $1.2 million, respectively, in the third quarter and first nine months of fiscal 1996 from the comparable periods of fiscal 1995, but decreased as a percentage of total revenue to 11.2% and 10.7%, respectively, from 11.6% and 12.4% in the comparable periods of fiscal 1995. The increase in spending is primarily a result of the addition of engineers as well as the purchase of hardware and software tools to support product development. Management plans to continue funding research and development efforts at levels necessary to advance product programs, and expects research and development spending to increase during the remainder of fiscal 1996.

General and administrative expense decreased $.2 million in the third quarter and increased $.5 million in the first nine months of fiscal 1996 as compared to the prior year, but decreased as a percentage of total revenue to 3.3% and 3.6%, respectively, from 4.1% and 4.2% in the comparable periods of fiscal 1995.

<Page 9>

Other Income (Expense)

Interest income for the first nine months of fiscal 1996 increased $2.8 million from the comparable period of fiscal 1995 due to higher cash balances and higher interest rates. Interest expense, primarily related to the 7-1/4% convertible subordinated debentures, increased by $.2 million to $4.2 million due to approximately $.5 million of one-time costs associated with the partial redemption of the Company's convertible debentures.

Income Taxes

The third quarter and first nine months of fiscal 1996 include a provision for income tax expense of $4.4 million and $11.9 million, respectively, at an effective rate of 35%. Tax expense of $2.8 million was recorded in the third quarter and first nine months of fiscal 1995.

BUSINESS ENVIRONMENT, UNCERTAINTIES AND RISK FACTORS

The Management's Discussion and Analysis portion of this Form 10-Q contains forward-looking statements, including those concerning management's expectations regarding future financial performance and future events. These forward-looking statements involve risks and uncertainties, including those described below and others as set forth in the Company's periodic reports filed with the SEC. Actual results may differ materially from such forward-looking statements.

Historically, the majority of the Company's revenue in each quarter results from orders received and shipped in that quarter. Because of these ordering patterns and potential delivery schedule changes, the Company does not believe that backlog is indicative of future revenue levels. Furthermore, if large orders do not close when forecasted or if near term demand for the Company's products weakens, the Company's operating results for that or subsequent quarters would be adversely affected.

Expense levels are relatively fixed and are set based on expectations regarding future revenue and margin levels. These expectations involve making judgments on issues such as future competitive conditions and customer requirements, a process that involves evaluation of information that is often unclear and in conflict. All markets for the Company's products are very competitive and dynamic. The Company has limited visibility into factors that could influence its revenue and margins, particularly in international markets that are served primarily by non-exclusive resellers. Moreover, the Company believes that operating results will depend on successful development or introduction of new products and enhancements to existing products and service offerings, and there can be no guarantee that the Company will succeed in such efforts.

The Company's products include components, assemblies and subassemblies that are currently available from single sources and, in some cases, are in short supply. Testing and manufacturing is performed at the Company's Redwood City, California facility. Availability limitations, price increases or business interruptions could adversely impact revenue, margins and earnings. In addition, price competition or changes in the mix of product or other revenue sources could adversely impact margins and earnings.

Because of the factors described above, as well as others that may affect the Company's operating results, past financial results may not be an accurate indicator of future performance.

The most recent version of the Company's SEC reports on Form 8-K; 10-Q or 10-K can be obtained by contacting the Company at either its Investor Hotline (1-800-234-4638 - Voice Mail Option 4) and requesting a copy or at its worldwide web site: http//www.net.com.

<Page 10>

LIQUIDITY AND CAPITAL RESOURCES

As of December 24, 1995, the Company had cash, cash equivalents and temporary cash investments of $100.2 million, as compared to $86.6 million as of March 31, 1995. Cash provided by operations was $23.9 million during the first nine months of fiscal 1996, which was a $1.1 million increase in cash provided by operations from the comparable period of the prior year, primarily as a result of increased net income offset by an increase in accounts receivable.

Net cash used for investing activities of $16.3 million for the first nine months of fiscal 1996 primarily consisted of $10.8 million in property and equipment purchases and $5.4 million in net purchases of temporary cash investments.

Net cash provided by financing activities of $.2 million for the first nine months of fiscal 1996 results from the issuance of Common Stock relating to the employee stock benefit plans, net of $10.1 million used to redeem a portion of the Company's 7-1/4% Convertible Subordinated Debentures.

As of December 24, 1995, the Company had available an unsecured $10.0 million line of credit. Borrowings under this committed facility are available through May 1996 and would bear interest at the bank's base rate (which approximates prime). At December 24, 1995, there were no outstanding borrowings under this facility.

In the third quarter of fiscal 1996, the Company completed a partial call of its outstanding 7-1/4% Convertible Subordinated Debentures due May 15, 2014,
reducing long term debt by $35.1 million to $33.5 million.   $10.1 million in
cash was used to redeem the debentures, $.3 million of which represents the premium paid in excess of principal. An additional $25.3 million of principal was converted into 802,078 shares of Common Stock at a conversion rate of
31.746 shares for each $1000 of principal.

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

<Page 11>

                                   PART II

                              OTHER INFORMATION




Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  Exhibit 3(i):  Restated Certificate of Incorporation
                  Exhibit 3(ii):  By-laws

                  Exhibit 11: Statement re: Computation of Primary and Fully Diluted Earnings Per Share

            (b)   Reports on Form 8-K

                  No report on Form 8-K was filed by the Company during its fiscal quarter ended December 24, 1995.

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

(DATE)                               February 7, 1996