Form 10-K
period 1996-03-31
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 1996-06-21
CIK 752431

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
/X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1996

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
       (State or other jurisdiction of             (I.R.S. Employer Identification No.)
       incorporation or organization)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
- ---
- ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant on May 31, 1996 was $578,989,208.

    The number of shares outstanding of the Common Stock, $0.01 par value, on May 31, 1996 was 20,886,937.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    The registrant's Annual Report to Stockholders for the fiscal year ended March 31, 1996 is incorporated by reference in Parts I, II and IV of this Form 10-K to the extent stated herein. The registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on August 13, 1996 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                      Exhibit Index is located on page 17.

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Network Equipment Technologies, Inc. ("N.E.T." or "the Company") is headquartered in Redwood City, California, has more than 1,300 employees and has installed networks in over 50 countries. The Company was incorporated in California in 1983 and reincorporated in Delaware in 1987. Its common stock is traded on the New York Stock Exchange. N.E.T. is a leading worldwide supplier of multiservice backbone networks to enterprises and global carriers.

    For over a decade, N.E.T. has manufactured and supported products for wide-area networks ("WANs"). These networking products, known as multiservice bandwidth managers, integrate multiple applications (video, voice, image and data) and use multiple technologies (packet- and circuit-switching). Multiservice bandwidth managers are used to construct N.E.T.-TM- multiservice backbone networks for enterprises or are used by carriers as service provisioning edge nodes. Designed for reliability, flexibility and compliance with national and international standards, the Company's products manage business communications traffic across the wide area and are backed by an extensive service and support infrastructure. Many carriers, enterprises and government agencies around the world use N.E.T. solutions to provide cost-effective and reliable digital communications services.

    When used in this document the words "believes", "anticipates", "future", "expects", "will", "intends", "strategy", "planned" and similar words identify forward-looking statements. Actual results may differ materially from such forward-looking statements as a result of risks and uncertainties, including those described below and others as set forth in the Company's subsequent periodic reports filed with the Securities and Exchange Commission or available at the Company's worldwide web site (http://www.net.com).

NETWORKING INDUSTRY

    The Company believes that certain factors in the worldwide telecommunications equipment industry are likely to result in continued growth for that industry. The worldwide move to market economies is creating an environment that the Company believes is conducive to investment in communications infrastructures in both the carrier and enterprise segments. At the same time, the worldwide deregulation of telecommunications operators is creating a highly competitive environment that is resulting in an increase in investment in carrier equipment to support the proliferation of innovative services. Furthermore, continuing innovations in semiconductor technology are enabling both a massive increase in compute power and in a distribution of that power to the desktop. This, in turn, continues to create a massive increase in the demand for data bandwidth in the local area that acts as a driver for increasing amounts of bandwidth across the wide area.

    So, over the last two decades the communications requirements of organizations have grown as a result of changes in both the telecommunications and general business environments. Telecommunications deregulation, beginning in the United States in the early 1980s and advancing further following recent legislation, coupled with increasing volumes and types of communications traffic within many organizations encouraged the growth of backbone networks. More recently, global alliances are being formed by major telecommunications carriers and the Company believes that these alliances and their offerings are likely to have a major impact on the development of international networking capabilities. Bandwidth managers are sophisticated networking platforms that manage these increasing amounts of bandwidth on backbone networks around the world.

    In response to the expanding requirements for bandwidth managers to support multiple technologies, application types and services on a single communications platform, multiservice bandwidth managers have been developed. Such platforms enable the construction of multiservice backbone networks, enabling users to avoid being restricted or "locked-in" to a single technology or type of application. Multiservice bandwidth managers provide flexibility that enables the customization of a network to meet current needs and allows the addition of technologies and applications in the future.

    N.E.T. provides multiservice backbone networks to both main WAN market segments: enterprise and carrier. The enterprise network segment generally refers to communications solutions whereby equipment is owned and managed by enterprises and is located on their premises. The public network segment includes carrier-owned equipment and services provided by carriers. Public network equipment is generally located on carriers' premises. However, there is a trend towards greater use of carrier offerings by enterprises and, as a result, equipment demand is shifting from that of pure enterprise network equipment, as described above, to public network equipment which also supports enterprise network requirements. This blurring of the line between public and private networks has made hybrid networking (a mix of public and private solutions) more common.

    Carriers, or network service providers, focus on the provision of advanced business services and are increasing their wide-area networking market share with their virtual private network ("VPN") and fast packet (frame-relay and ATM) strategies. As worldwide deregulation continues to progress, leading carriers have teamed to form global consortia to provide advanced network services to large businesses. N.E.T. provides service provisioning edge nodes to many of these global carriers as they expand and redefine their roles in the rapidly changing telecommunications industry.

    From a capacity-related perspective, there is a trend towards using higher-bandwidth digital services, as high-capacity optical fiber becomes the backbone of carrier networks. This extends demand for bandwidth management capabilities to broadband network equipment. At the same time, and at the other end of the scale, the benefits which have been realized by larger, central sites are being desired by smaller, branch sites of information-intensive organizations. Consequently, access equipment is one of the most rapidly growing segments of the WAN equipment market.

    The proliferation of local-area networks ("LANs") has driven the need for greater connectivity of LANs and over the past decade the proportion of LAN-originated traffic on the WAN has increased steadily. The Company believes this trend will continue as more and more powerful computing takes place at the desktop, and the increasing globalization of enterprise activities results in users becoming less sensitive to distance considerations and more accustomed to sharing data between geographically remote locations.

    For the LAN, LAN internetworking and WAN equipment markets, Asynchronous Transfer Mode ("ATM") is increasingly viewed as the fundamental networking technology of the future. As a result, the evolution and implementation of ATM technology and standards related to that technology are expected to have a significant impact on the entire networking industry.

    In summary, the deregulation of telecommunications worldwide, the growth of business traffic and networking needs and advancements in communications technology and capacity have all combined to dramatically increase the complexity, opportunities and competitiveness of the markets in which N.E.T. operates (see "Competition").

COMPANY STRATEGY

    N.E.T.'s mission is to be the premier worldwide supplier of multiservice backbone networks to enterprises, government agencies and carriers and also of service provisioning edge nodes to carriers. The Company's strategy is to focus its products, services and distribution capabilities to address the needs of these market segments, and, furthermore, it believes that the key wide-area network market segments it has selected offer a broad range of regional and global opportunities. The Company's networking products provide distributed intelligence to manage data and voice bandwidth efficiently for enterprise and carrier customers, and its service organization provides technical assistance, installation and maintenance services as well as systems integration and project management capabilities, thus providing the support necessary for total network solutions.

    The Company's products and services allow enterprises to build multiservice backbone networks using private and/or public resources (i.e. services, equipment and staff), thus leveraging their network alternatives. Similarly, government agencies are provided with sophisticated, reliable backbone networks and systems integration services. The needs of global carriers are addressed through the supply of flexible multiservice platforms. These products may be used by carriers as service provisioning edge nodes -- enabling carriers to easily add service overlays to their existing network infrastructures and offer value-added network services to businesses -- or they may be used to build multiservice network infrastructures, especially in developing countries (where they are known as digital data networks or "DDNs"). The Company offers narrowband and broadband network products. In response to the long-term trend towards broadband networking, the Company is expanding its strategic core competencies by developing wide-area ATM products, and has announced its network architecture -- known as the N.E.T. Vista Architecture -- that provides the framework for implementation of its product strategy.

    Vista is a multiservice network architecture for the wide area. It comprises products and services for data and voice networking: it encompasses narrowband and broadband applications, leveraging packet and circuit technologies, for carriers and enterprises. The Company believes that its standards-based ATM switching core, currently under development, will provide the levels of availability that carriers require and enterprises are coming to expect. Vista takes a systems view of wide-area networking, combining best-of-class narrowband and broadband network elements with standards-based network management. Enhanced multiservice bandwidth managers and other devices, collectively referred to as ATM Service Interfaces ("ASIs"), are being defined to interoperate with an ATM switching core in order to address the need for incorporation of ATM capabilities within multiservice backbone networks. The Company's partnership and OEM strategies take into account its decision to offer best-of-class products covering a wide range of specific adaptation and aggregation functions: they are designed to fulfill this requirement by building strategic relationships with vendors of leading products for enterprise and carrier markets.

    The Company's strategic relationships involve links with equipment manufacturers and resellers, global carriers, network service providers and significant customers in the enterprise and carrier arenas worldwide. Objectives of these relationships vary, ranging from technology licensing agreements, through OEM and reseller agreements, to joint product development plans and sales and marketing programs. Most of the Company's competitors have similar relationships with their respective customers and other parties. Changes in the Company's relationships or changes in similar relationships among competitors could have a material impact on competitive and other factors described in this document, including the Company's operating results. Also, litigation or other claims based on securities, intellectual property, patent, product, regulatory or other factors could materially adversely affect the Company's business, operating results and finances.

PRODUCTS

    The Company maintains a single engineering and manufacturing organization that is responsible for the design, development and manufacture of all of its products. This organization produces hardware and software network systems for enterprises and carriers -- offering sophisticated bandwidth management, connectivity, transmission and network management across the wide area. N.E.T.'s core multiservice bandwidth managers and frame-relay product lines provide solutions designed to optimize use of T1, E1, T3 and E3 services. The Company's access and low-end networking products provide cost-effective connectivity from smaller locations with lighter traffic requirements, and its broadband switch family provides transmission management solutions targeted at T1, fractional T3, T3 and OC-3 traffic for major enterprises and cellular network providers. N.E.T.'s LAN internetworking products enhance connectivity and interoperability among devices that transmit information between LANs across WANs. The Company also develops and supports network management systems to enhance operator visibility into network conditions, permitting greater control and management of networks.

    N.E.T. believes it must continue to develop and enhance its product lines to meet the needs of its strategic markets as they progress. This may be done either through internal development, the acquisition of technology or association with entities whose technologies or product offerings complement its own. The Company has entered into a number of agreements relating to the development, license or purchase of technology to extend the reach and functionality of the Company's product lines, and will continue to do so as deemed appropriate by management.

    N.E.T.'s multiservice, frame-relay and broadband networks are designed to take advantage of distributed network intelligence. This means that all platforms designed by N.E.T. are equipped with a high degree of intelligence that enables each node to communicate with other family members, make decisions and take appropriate action regarding the state of the network and applications being supported on it without reference to any external network controlling processor. In this way, networks can be designed to prevent a single point of failure (such as could occur at the workstation of an external network controlling processor) and can benefit from rapid response times provided by the nodes' up-to-date network knowledge and local nodal processing.

    N.E.T.'s networking nodes perform multiplexing and routing (including rapid automatic re-routing), have sophisticated network intelligence and are designed to accommodate hybrid public/ private networking. Multiplexing is the process of aggregating streams of voice, data, image and/or video from multiple sources for transmission over circuits. Routing refers to the selection of the path that most efficiently utilizes the network depending on the priority of the transmission, the condition of the network and the volume of network traffic. Rapid automatic re-routing is the ability to dynamically route existing network traffic around a failed circuit fast enough to keep the end-to-end connection intact. Network intelligence involves data collection, analysis, decision making and presentation of information to allow the user to view, control and manage the network's multiplexing, routing and other functions to its fullest operational and economic potential. Such intelligent nodes can pass information about the network to N.E.T.'s network management systems that are based on industry-standard workstations and provide further storage and processing capacity to enable the display and analysis of conditions and parameters within the network.

Multiservice Bandwidth Managers

    N.E.T.'s IDNX-Registered Trademark- multiservice bandwidth managers allow users of voice, data, image and video communications to achieve full potential from wide-area networks in a highly cost-effective manner. This family performs packet- and circuit-switching: managing each traffic type. N.E.T.'s multiservice platforms offer a wide range of interfaces to customer premise equipment ("CPE") and support different types of applications and carrier services. These platforms support T1, E1, T3 and E3 transmission speeds and the family includes devices for low-end networking and WAN access. The Company's multiservice backbone networks can be configured and automatically reconfigured in a wide variety of complex network topologies including point-to-point, ring, star and fully interconnected mesh to accommodate clients' evolving requirements. Unlike many other time division multiplexing products, N.E.T.'s multiservice platforms use efficient bandwidth allocation algorithms -- assigning bandwidth only as necessary to accommodate specific user requirements, rather than wasting valuable bandwidth by allocating it in predetermined segments.

    Integral to these multiservice platforms is N.E.T.'s Packet Exchange ("PX") family of packet processors -- modules that provide support for internetworking activities and switched services. There are three main product types:

    Multiprotocol Routers

    The LAN/WAN Exchange-TM- ("LWX") module provides multiprotocol routing with concurrent bridging support to interconnect geographically dispersed LANs over a WAN. It is compatible with Cisco routers and supports connections to local Ethernet or Token Ring interfaces, as well as to remote LWX modules, standalone routers, packet-switching services or IBM controllers.

    Frame-Relay Systems

    The FrameXpress-TM- ("FRX") family of products, consisting of modules and systems, is available in a variety of configurations. The FRX modules or systems provide frame-relay access to bridges, routers, front-end processors and other CPE devices that support frame-relay interfaces, and can also connect to public frame-relay networks. N.E.T.'s FrameXpress products allow the integration of traffic from many different sources onto a consolidated frame-relay or multiservice backbone network, and provide an efficient, effective transport mechanism for a variety of bursty traffic types.

    ISDN Systems

    The Integrated Services Digital Network Exchange ("ISDNX-TM-") module supports ISDN circuit switching and routing capabilities and enables a variety of devices such as PBXs, video codecs, routers and front-end processors to connect to the multiservice backbone network via an industry-standard Primary Rate Interface ("PRI"). The signaling capabilities of the ISDNX module provide an intelligent connection and offer ISDN services to an attached ISDN device.

    N.E.T. markets a comprehensive frame-relay product line which combines products from other vendors, such as Cascade and Sync Research, with the Company's own internally-developed FrameXpress family. For very concentrated data applications, N.E.T. resells Cascade's high-capacity STDX-TM- and B-STDX-TM- switches that provide high port-density configurations. For smaller locations, N.E.T. markets Sync Research's FrameNode-TM- frame-relay access device ("FRAD") that provides branch offices with WAN access to private frame-relay or multiservice backbone networks or public frame-relay services.

Broadband Switches

    SONET Transmission Manager-TM- ("STM-TM-") broadband switches provide advanced networking functionality for broadband communications. The STM node provides fast switching of wideband and broadband circuits utilizing a low delay SONET switching matrix, intelligent networking, inverse multiplexing and compliance with T1, fractional T3, T3 and OC-3 carrier services. With its service availability, network management operation through end-to-end connection management and dynamic connection re-route and restoration, the STM addresses the needs of carriers, and is particularly well-suited to the needs of cellular service providers. STM broadband networks also provide wide-area communications infrastructures capable of supporting mainframe channel extension, high-speed router, CAD/CAM and other applications requiring high-capacity. Also, traffic from T1-based devices, such as videos, PBXs, routers and T1 multiplexers can be integrated, making STM networks suited to large enterprises.

    Other network products developed by the Company such as SPX-TM- statistical multiplexers and ADNX-Registered Trademark-/48 Integrated Access Multiplexers provide opportunities for incremental revenue, but the Company expects revenue from these particular products to decline over the next few years.

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

Network Management Systems

    NetOpen-TM- network management systems enhance customers' ability to control and monitor a network and to diagnose and respond to changes or failures in equipment and transmission resources, thus increasing the productivity and responsiveness of customers' network management staff, increasing operational efficiency and reducing cost. N.E.T.'s network management systems provide multi-user real-time monitoring, control and management for the Company's products. They offer various capabilities, including: color graphical representations of network topology and network elements, with object states that change color to reflect alarm conditions; the ability to software partition a physical multiservice backbone network into multiple, independent virtual networks; and, for frame-relay systems, collection and storage of information about network usage, enabling this data to be accessed for detailed traffic analysis activities such as billing and capacity planning.

MARKETING, DISTRIBUTION AND CUSTOMERS

    N.E.T.'s marketing strategy focuses on information-intensive organizations that have extensive voice, data, image and video communications needs. N.E.T. targets enterprises, carriers and government agencies in four main market segments -- U.S. commercial, U.S. Federal, carriers and international. Enterprises include banks and other financial institutions, airlines, retail chains and manufacturers. Carrier organizations include telephone companies around the world, DDN operators, cellular network service providers and value-added network ("VAN") suppliers. Government agencies include U.S. government defense, intelligence and civilian agencies. Increasingly, the Company has been supplying its products to or through other entities, such as outsourcers and systems integrators, as prospective customers turn to them to provide network services and operational capabilities.

    The Company employs a highly trained direct sales force in the U.S. and the U.K., as well as leveraging sales through additional distribution channels worldwide. As part of the sales process, N.E.T. or distributor personnel consult extensively with customers concerning their network requirements. N.E.T. maintains subsidiaries that focus on sales to the European market (N.E.T. Europe Ltd., N.E.T. Europe SA and N.E.T. Europe GmbH) and to the U.S. government (N.E.T. Federal, Inc.).

    Apart from the U.S. government, no other single customer account was responsible for ten percent or more of revenue during fiscal 1996 or 1995; one other customer (IBM) accounted for 11% of revenue in fiscal 1994.

International Sales

    N.E.T. has established subsidiaries in the U.K. (N.E.T. Europe Ltd.), France (N.E.T. Europe SA), and Germany (N.E.T. Europe GmbH), with sales offices in other European countries, through which it markets and supports its products to the regions of Europe, the Middle East and Africa. The Company also markets and supports its products from offices in the U.S., Uruguay, China and other countries in the regions of Asia Pacific and Latin America. International sales represented 27%, 28% and 22% of the Company's revenue in fiscal 1996, 1995 and 1994, respectively. Government ownership or control of the telecommunications industries and regulatory standards in some foreign countries could be a substantial barrier to the introduction of wide-area communications products for use in private or hybrid networks in such countries. Financial information regarding foreign operations and export sales is discussed in Note 4 in the "Notes to Consolidated Financial Statements" in the Company's 1996 Annual Report to Stockholders ("Annual Report") filed as Exhibit 12.1 to this report.

Relationship with Ericsson

    In December 1989, the Company entered into a systems integration and distribution agreement with Ericsson Business Networks AB of Sweden ("Ericsson"). Under this agreement, as amended, Ericsson has the non-exclusive right to purchase, resell, distribute and license the Company's IDNX multiservice bandwidth manager products and network management software worldwide. Ericsson is responsible for providing all service and support for the N.E.T. products it markets. Under the agreement, the Company and Ericsson share information to coordinate product development. The Company also appointed certain Ericsson affiliates as non-exclusive distributors of the Company's products.

Relationship with IBM

    N.E.T. entered into an agreement with International Business Machines Corporation ("IBM") in June 1987 (the "IBM Agreement"). Pursuant to the IBM Agreement, as amended, IBM has non-exclusive, worldwide marketing, installation and service rights for current and future releases of N.E.T.'s IDNX multiservice bandwidth manager products and certain related products. Under the IBM Agreement and other agreements, IBM licensed to N.E.T. several of its technologies. IBM is also an end-user customer of N.E.T.'s products under the IBM Agreement. N.E.T. and IBM continue to have an active distribution relationship and a number of active technology agreements.

Sales to the U.S. Government

    N.E.T.'s wholly owned subsidiary, N.E.T. Federal, Inc., markets the Company's products to United States governmental entities both directly and through collaborative government contracting and subcontracting arrangements. It has entered into several contracts under which it provides its products and services to various government agencies (the "Government Contracts"). The Government Contracts encompass varying periods, but most may be terminated by such government agencies at their convenience or at annual intervals. In fiscal 1996, 1995 and 1994, sales to the U.S. Government accounted for 34%, 28% and 28%, respectively, of N.E.T.'s total revenue. These amounts include sales, which amounted to 30%, 19% and 20% of revenue for fiscal years 1996, 1995 and 1994, respectively, under a contract with the Department of Defense under which various government agencies can order products, installation and service from N.E.T.

    The Company's relationships with carriers further expand the availability of N.E.T. products and services based on those products. These relationships include joint marketing agreements with both AT&T and MCI, and a systems integration agreement with Bell Atlantic Network Integration. The Company's products are offered by other carriers around the world, such as US WEST and Southwestern Bell in the U.S., and France Telecom, Telia and Tele-Danmark in Europe.

    The Company has entered into distribution and technology agreements with many other companies, including Datacraft Asia.

    Failure to keep pace with technological developments, marketing programs and distribution capabilities of competitors would negatively affect the Company's performance. The Company relies on non-exclusive distribution agreements with a number of partners. Although these channels and their distribution capabilities are extensive, their levels of sales activity and knowledge of N.E.T. products vary widely over time and on a geographic basis. In addition, the Company faces distribution challenges for its next generation products which could impact the Company's ability to leverage its products as they are introduced, and could negatively affect the Company's performance.

    In recent years, the Company has experienced decreases in first quarter revenue versus the preceding fourth quarter and this trend is expected to continue. Historically, the majority of the Company's revenue in each quarter results from orders received and shipped in that quarter. Because of these ordering patterns and potential delivery schedule changes, the Company does not believe that backlog is indicative of future revenue levels. For further information, please refer to "Business Environment and Risk Factors" in "Management's Discussion and Analysis" on page 19 of the Company's 1996 Annual Report.

CUSTOMER SERVICE AND SUPPORT

    N.E.T.'s service strategy is to provide superior support for its own products and other vendors' products when appropriate. The Company provides a wide range of service and support options for its products including installation, a choice of different hardware and software maintenance programs, upgrades and repairs, technical assistance and training for many categories of network staff. N.E.T. has also performed a significant amount of systems integration business for the U.S. Department of Defense ("DoD"), and N.E.T.'s strategy includes leveraging the experience gained to extend this aspect of its service business -- thus adding professional services that go beyond the traditional installation and maintenance services typically offered. In this regard, a "template" for systems integration services and network operations services has been developed by N.E.T. Federal to meet the needs of the DoD, and management intends to use this template to extend variations on these capabilities to commercial customers over time.

    The Company employs a highly trained N.E.T. service and support organization in the U.S. and the U.K., including three Technical Assistance Centers ("TACs"), and leverages service and support capabilities of authorized service agents, many of whom are also authorized to sell N.E.T.'s products, around the world. In addition, the Company is developing appropriate service and support capabilities via third-party agreements to address the requirements of smaller organizations. A high level of continuing customer service is integral to both the Company's strategy of providing long-term support and developing long-term relationships with customers and to its financial plans and performance. N.E.T. trains customer personnel to operate its products and, in some cases, to perform routine maintenance and repair of these systems. Service at customers' facilities may be handled either by N.E.T. personnel operating out of N.E.T.'s service locations or by IBM, Ericsson, Datacraft, other distributors or third-party service organizations who are trained by and under contract with N.E.T. Customers around the world can access one of N.E.T.'s three TACs, located on east and west coasts of the U.S. and in the U.K. TAC support is fee-based, staffed year-round and available 24 hours a day. TAC engineers provide assistance over the telephone or, when authorized, by dialing into clients' networks. N.E.T. products are generally sold with limited warranties on equipment and software ranging in length from 90 days to one year that, when sold by N.E.T. to end-users, generally commence upon completion of installation or acceptance. Certain products have different warranty periods and conditions. As the Company adds OEM products to its portfolio with different price points and service options from those typical of N.E.T., the service organization will need to adapt to the change in product mix and different warranty and service terms and conditions will be developed and offered to customers. A significant amount of the Company's revenues and profits are generated by its service and support offerings. There can be no assurance that customer acceptance of such current and future offerings will be maintained or achieved. If it is not, the Company's operating results could be materially and adversely affected.

RESEARCH AND DEVELOPMENT

    N.E.T. engages in research and development ("R&D") to develop new products and enhancements to existing products as technology and the Company's performance permits and as markets evolve. N.E.T.'s development efforts are focused on N.E.T.'s strategic market segments, providing multiservice platforms for information-intensive enterprises and carriers worldwide. Product development priorities include those intended to enable N.E.T. to occupy a leadership position in the ATM WAN solutions market; to enhance the carrier-compatibility of certain products; and to introduce product enhancements which meet the evolving requirements of specific markets and distribution channels.

    Management believes that product and technology leadership are keys to long-term success in an industry and market that evolves as rapidly as networking does today. N.E.T. believes that its future operating results will depend on its ability to continue to enhance existing products as well as to develop and timely bring to market new products that satisfactorily meet market needs. There can be no assurance that N.E.T.'s product development efforts will result in commercially successful products, that N.E.T.'s products will not be rendered obsolete by changing technology, or that recently announced or available products will be successful.

    Research and development expense increased by $2.5 million (7.4%) in fiscal year 1996 to a total of $36.4 million, from $33.9 million in fiscal year 1995. The increase in R&D expense in fiscal 1996 was due to an increase in direct project funding, primarily salary-related expenses and purchases of hardware and software tools to support product development. The Company's R&D expense as a percentage of total revenue decreased to 10.8% in fiscal 1996 from 12.0% in fiscal 1995. In addition, $1.9 million, $2.0 million and $2.7 million in fiscal 1996, 1995 and 1994, respectively, of software production costs were capitalized and have since been partially amortized or written-down to net realizable value. For further information on accounting policies relating to software production costs, please refer to Note 1 in the "Notes to Consolidated Financial Statements" in the Company's 1996 Annual Report filed as Exhibit 12.1 to this report. Management plans to continue funding R&D efforts at levels necessary to advance product programs and expects R&D spending to increase in fiscal 1997, while remaining fairly constant as a percentage of planned revenue.

MANUFACTURING

    N.E.T. manufactures its products from components and assemblies designed to meet the Company's quality and reliability requirements. The Company also resells certain complementary products that are manufactured by outside vendors. To date, N.E.T. has not experienced any significant delays in the delivery of material or products from either subcontractors or vendors, but availability limitations could adversely affect operating results. The Company's products include components, assemblies and subassemblies that are currently available from single sources and, in some cases, are in short supply. Although N.E.T. believes alternative sources or substitutes for most of such single-sourced items are available or, in most cases, could be developed if necessary, any delay or difficulties in developing such alternatives or substitutes could result in shipment delays and could adversely affect operating results. The N.E.T. manufacturing process consists of the production of mechanical and electrical subassemblies as well as custom system assembly. N.E.T. uses custom fabricated printed circuit boards and subassemblies, standard and custom integrated circuits, custom power supplies and mechanical hardware purchased from outside suppliers. Certain relatively simple fabrication, assembly and test processes are performed by subcontractors in the United States and East Asia; final assembly and testing of N.E.T. products are performed at the Company's Redwood City, California, facilities. Availability limitations, price increases, or business interruptions could adversely impact revenue, margins and earnings.

    The Company has initiated a Total Quality Management process and is focusing efforts on enhancing the quality of products and services delivered to customers worldwide. This includes activities to improve the quality of supplied components, subassemblies and internal company processes. The Company has completed the ISO 9000 International Quality System certification process for its operations worldwide. N.E.T. is certified to ISO 9001, which covers quality standards for design and development, production, installation and servicing. In addition, N.E.T. has received TickIT certification for complying with quality standards for software development.

    The Company has entered into software escrow arrangements and has granted to certain customers manufacturing rights that are exercisable by the customer in limited circumstances, such as upon material default by the Company of its obligations under its agreement with such customers.

    The Company seeks to maintain inventory in quantities sufficient to ship product quickly (normally within 15 to 60 days) after receipt of order. Many of N.E.T.'s customer agreements provide that delivery dates may be rescheduled or orders canceled, although in certain circumstances a charge may be assessed upon rescheduling or cancellation. Because of this and other factors, including the Company's generally short delivery cycle, as noted above, N.E.T. does not believe that backlog at any specific time is indicative of actual revenues that will be recognized in any succeeding period.

COMPETITION

    The communications industry in general, including the specific segments within which N.E.T. competes, is intensely competitive and is characterized by advances in technology that frequently result in the introduction of new products and services with improved performance characteristics. The Company believes that the principal competitive factors in its target markets are product capabilities, including efficient multiservice bandwidth management and standards compliance, technical services and support, quality and reliability, vendor reputation and long-term prospects, distribution capabilities and price. The Company believes that it currently competes favorably with respect to many of these factors. However, many of the Company's current and potential competitors have greater name recognition, a larger installed base of networking products, more extensive engineering, manufacturing, marketing, distribution and support capabilities in addition to greater financial, technological and personnel resources. Failure to keep pace with technological advances or other competitive factors would adversely affect the Company's competitive position and could adversely affect N.E.T.'s future revenue levels and operating results.

    In both the public and enterprise communications markets, the Company competes with other WAN communications equipment vendors. With respect to multiservice platforms and related services, including internetworking, frame-relay and fast packet-based implementations, N.E.T. competes directly with products and services from vendors such as Ascom Timeplex, Cascade Communications, General DataComm, Newbridge Networks, Nortel and StrataCom.

    As the market for products implementing ATM technology evolves, it is expected that the Company's ATM WAN product line, currently under development, will face significant competition. In the WAN segment of the ATM marketplace, the Company expects to continue to compete with the equipment vendors listed above. Many other vendors have introduced, or announced plans to develop, ATM networking equipment for WANs, resulting in very intense competition in the markets that will be addressed by N.E.T.'s ATM products and services.

    N.E.T.'s enterprise WAN solutions compete with certain public carrier network services and VANs. Most of these carriers enjoy substantially greater marketing resources and customer recognition than the Company.

    IBM and Ericsson are not prohibited by their Agreements from manufacturing, marketing or servicing products that compete directly with N.E.T.'s IDNX or other products. N.E.T.'s operating results could be adversely affected if either entity announced the availability of or successfully introduced such products or services.

    As discussed below under "Government Regulation", in the United States the Telecommunications Act of 1996 removes restrictions that had been imposed on the Regional Bell Operating Companies ("RBOCs") by the AT&T divestiture decree thus allowing them, under certain conditions, to manufacture telecommunications equipment or customer premises equipment. Competition from carriers that decide to manufacture such equipment, with their far greater resources and large customer bases, or from other competitors as discussed above, could cause a severe reduction in selling prices or volumes for multiservice platforms and other communications products or services, which would have a material adverse effect on the Company's operating results and financial condition.

GOVERNMENT REGULATION

    The telecommunications industry is regulated by governments around the world. The details and extent of regulation and progress of deregulation vary on a state, country or regional basis, but there is generally a long-term trend towards deregulation. Government regulatory policies are likely to continue to have a major impact on N.E.T.'s business by affecting the availability of voice and data communications services and equipment, the prices and terms of carriers' competitive offerings and the ability of the RBOCs directly to manufacture and market equipment and services that compete with N.E.T.'s offerings (see "Competition" above).

    In February 1996 the Telecommunications Act of 1996 ( "the 1996 Legislation" ) became law. This is the first major change in U.S. telecommunications law since the Communications Act of 1934. This far-reaching legislation will influence the U.S. telecommunications industry in many ways. Certain changes could have a direct impact on N.E.T.'s business. For example, the 1996 Legislation removes restrictions on RBOC activities that had been imposed in the AT&T divestiture decree. Now, under certain conditions, the RBOCs may be permitted to manufacture telecommunications equipment or customer premises equipment. If any RBOCs manufacture or form alliances with other manufacturers to develop such equipment, N.E.T. could be materially and adversely affected by direct competition with the RBOCs. However, the Company expects that the 1996 Legislation is also likely to increase demand for certain network services and equipment.

    In addition, N.E.T. customers usually use carrier network services, the rates and terms of which are subject to varying degrees of public utility-type government regulation. In the U.S., decisions at the federal and state level have, in some instances, provided certain carriers with increased flexibility in structuring and pricing their services. Changes in the rates or terms of carrier-provided service and equipment offerings may affect the demand for enterprise network products and services, including those provided by N.E.T.

    Similarly, many international telecommunications markets are undergoing, and are impacted by, deregulation. The regulatory policies of foreign governments and regulatory bodies may affect the demand for N.E.T.'s products and the ability of N.E.T. to market its products outside the United States. As an example, within the European Union ("EU") there exists a telecom authority which requires member country public telecommunications operators ("PTOs") in Europe to adopt or offer certain transmission services and behaviors. These changes might significantly affect the demand for or usability of enterprise network solutions which N.E.T. provides.

    The Federal Communications Commission ("FCC") and foreign governments require that N.E.T.'s products comply with certain rules and regulations, including technical rules designed to prevent harm to the telephone network and avoid interference with radio-based communications. The Company believes it complies with or is exempt from all applicable rules and regulations with respect to the sale of its existing products in the United States and in certain foreign countries. Failure to comply with FCC or similar governmental requirements may result in the disconnection of installed equipment from common carrier-provided circuits. Any delays in complying with FCC or foreign requirements with respect to future products could delay their introduction or affect the Company's ability to produce and market its products. Sales to the U.S. Government are subject to compliance with applicable regulations (e.g., Federal Acquisition Regulations).

PROPRIETARY RIGHTS AND LICENSES

    N.E.T. has obtained patents in the United States and other countries on inventions relating to its products and has applied for others. While possession of patents, copyrights and trade secrets could impede other companies from introducing products competitive with the Company's products, N.E.T. believes that its success does not depend primarily on the ownership of intellectual property rights, but primarily on its innovative skills, technical competence and marketing abilities, and, accordingly, that patents, copyrights and trade secrets will not constitute an assurance of N.E.T.'s future success. N.E.T. is aware that the laws of some other countries do not protect proprietary rights to the same extent as the laws of the United States.

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

EMPLOYEES

    As of March 31, 1996, the Company had 1,318 employees. Of the Company's total employees, 154 were in Finance and Administration, 256 were in Engineering and Research and Development, 254 were in Field Service and Training, 159 were in Marketing, 340 were in Sales and 155 were in Manufacturing and Quality Assurance. None of the Company's domestic employees are represented by a collective bargaining agreement. Certain of the Company's employees outside the United States are governed by national collective bargaining or similar agreements. The Company has never experienced any work stoppage. The Company believes that its employee relations are good.

ITEM 2. PROPERTIES

    N.E.T. leases approximately 287,000 square feet of office, research and development, and manufacturing space in a modern industrial park in Redwood City, California, which is leased until October 1998. N.E.T. also leases sales and service offices at other locations in the United States, China, France, Germany, Norway, Uruguay and the United Kingdom. The Company believes that its current and planned facilities are, in all material respects, suitable and adequate for its anticipated needs.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not aware of any material legal proceedings pending or threatened against it at this time. The Company's federal income tax returns for certain prior years are under examination by the Internal Revenue Service ("IRS"). Certain adjustments previously proposed by the IRS which related substantially to the timing (years) of tax deductions have been resolved in the Company's favor. In the opinion of management, any adjustments that may result from the ultimate resolution of any remaining matters will not have a material effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company and their ages at June 1, 1996, are as follows:

            NAME                  AGE                                 POSITION
- ----------------------------      ---      --------------------------------------------------------------
Roger A. Barney                       56   Vice President, Human Resources and Corporate Services
Jerry L. Davis                        48   Vice President, Client Support
James B. De Golia                     46   Vice President, General Counsel and Assistant Corporate
                                            Secretary
Samuel H. Ezekiel                     52   Vice President, Marketing
J. Robert Forkish                     43   Vice President and Chief Technology Officer
Joseph J. Francesconi                 53   President, Chief Executive Officer and Director
Craig M. Gentner                      49   Senior Vice President, Chief Financial Officer and Corporate
                                            Secretary
David P. Owen                         55   Vice President, Corporate Development and Strategy
Raymond E. Peverell                   48   Senior Vice President, Sales and Support
G. Michael Schumacher                 57   Senior Vice President, Engineering and Operations
Charles S. Shiverick                  52   Vice President, Information Services and Re-engineering

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

    Jerry L. Davis joined the Company in January 1984 as the Director of Quality and Service. In 1989 he was appointed Vice President of Client Support. Prior to N.E.T., Mr. Davis was the National Service Manager for International Remote Imaging Systems where he developed their service operations.

    James B. De Golia joined the Company in December 1988 and has served as its General Counsel and Assistant Secretary since 1991. From 1982 to 1988 Mr. De Golia served as Corporate Counsel to a number of high technology and federal divisions and subsidiaries of Xerox Corporation. Prior to joining Xerox, he practiced law with the San Francisco office of Thelen, Marrin, Johnson & Bridges.

    Samuel H. Ezekiel joined the Company in June 1996 as Vice President of Marketing. From 1991 until joining N.E.T., Mr. Ezekiel was Vice President of Acquisitions & Alliances at Amdahl Corporation, and from 1980 to 1991 he served as Vice President and General Manager of the Communications Products Division. Prior to that, he held a number of sales management, marketing, and business development positions with companies such as British Telecom, Sperry Univac, Computer Communications, Inc. and IBM/Rolm.

    J. Robert Forkish is one of the founders of the Company, and from 1983 to 1991 was the principal software architect for the Company's IDNX product line and Vice President of Strategic Marketing. From 1991 to 1994, Mr. Forkish worked as an independent networking consultant for numerous companies. He rejoined the Company in May of 1994 and today serves as the Company's Vice President and Chief Technology Officer.

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

    Craig M. Gentner joined the Company in July 1989 as Vice President, Finance. In July 1990 Mr. Gentner was appointed Vice President, Chief Financial Officer and Corporate Secretary, and in May of 1992 he was appointed Senior Vice President. From 1985 to 1989 Mr. Gentner was employed by Xidex, a manufacturer of computer peripheral products, most recently as Senior Vice President and Chief Financial Officer.

    David P. Owen joined the Company in April 1990 as Director, Strategy and Marketing. In 1992 he became Vice President of Corporate Marketing, and in 1994 became Vice President of Corporate Development and Strategy. Prior to joining the Company, Mr. Owen was Director of Product Marketing at StrataCom. In 1983 he founded the fast packet development organization at Packet Technologies, StrataCom's predecessor company. Mr. Owen spent 15 years at Control Data in a variety of product strategy, architecture and software development positions.

    Raymond E. Peverell joined the Company in 1993 as Senior Vice President of Worldwide Sales, and in 1996 became Senior Vice President of Sales and Support. From 1983 to 1992 Mr. Peverell was employed by Tandem Computers, Inc. holding various positions, his last being Vice President, Strategic Partnership Development. Prior to 1983, Mr. Peverell held several positions over a 12 year span with Burroughs Corporation.

    G. Michael Schumacher, Senior Vice President of Engineering and Operations, joined the Company in January 1995. Prior to joining the Company, Mr. Schumacher was Vice President and General

Manager of the UNIX Systems Division of Unisys Corporation from 1993 to 1994. He also served at Mentor Graphics as General Manager of front-end CAE Tools from 1991 to 1993, and at Solbourne Computers as the Vice President of Engineering from 1989 through 1990.

    Charles S. Shiverick, Vice President of Information Services and Reengineering, joined the Company in 1989. Mr. Shiverick has held various senior management positions including Senior Director of Corporate Quality and Vice President of Operations. Prior to 1989, Mr. Shiverick spent 22 years at IBM Corporation in a variety of management positions.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The information required by Item 5 of Form 10-K is set forth in the section captioned "Common Stock Dividends and Price Range" at page 35 of the Registrant's 1996 Annual Report and is incorporated herein by reference. At March 31, 1996, there were 774 stockholders of record of the Company.

ITEM 6. SELECTED FINANCIAL DATA

    The information required by Item 6 of Form 10-K is set forth in the section captioned "Five Year Financial Summary" at page 14 of the Registrant's 1996 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by Item 7 of Form 10-K is set forth in the section captioned "Management's Discussion and Analysis" at pages 15 through 20 of the Registrant's 1996 Annual Report and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by Item 8 of Form 10-K is set forth in the sections captioned "Quarterly Financial Data" and "Five Year Financial Summary" at page 14 of the Registrant's 1996 Annual Report and the "Consolidated Financial Statements" and "Independent Auditors' Report" thereon at pages 21 to 34 of the Registrant's 1996 Annual Report.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 of Form 10-K is incorporated herein by reference from the information contained in the section captioned "Executive Compensation and Related Information" of the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) (1) Financial Statements -- See Index to Financial Statements and Financial Statement Schedules at page 20 of this Report.

       (2) Financial Statement Schedules -- See Index to Financial Statements and Financial Statement Schedules at page 20 of this Report.

       (3) Exhibits -- See Exhibit Index at page 17 of this Report.

    (b) The Registrant filed no reports on Form 8-K during the fourth quarter of the fiscal year ended March 31, 1996.

                                 EXHIBIT INDEX

EXHIBIT NO.                                           DESCRIPTION                                             NOTE
- -----------  ---------------------------------------------------------------------------------------------  ---------
3.1          Registrant's Restated Certificate of Incorporation, as amended.                                     n.1
3.2          Registrant's Bylaws, as amended.                                                                    n.1
4.1          Indenture dated as of May 15, 1989, between Registrant and Morgan Guaranty Trust Company of
              New York.                                                                                          n.4
4.2          Rights Agreement dated as of August 15, 1989, between Registrant and The First National Bank
              of Boston, as amended.                                                                             n.6
4.3          Certificate of Designations of Series A Junior Participating Preferred Stock filed with the
              Secretary of State of Delaware on August 24, 1989. (Exhibit 4.1 in the Registrant's Form S-8
              Registration Statement.)                                                                           n.5
10.2         Seaport Centre Phase Three Industrial Net Lease Agreement, dated August 12, 1987, between
              Registrant and Lincoln Property N.C., Inc.                                                         n.2
10.7         Officer Employment and Continuation Agreement dated October 27, 1995, between Registrant and
              Joseph J. Francesconi.*
10.8         Officer Employment and Continuation Agreement dated October 30, 1995, between Registrant and
              Raymond E. Peverell.*
10.9         Officer Employment and Continuation Agreement dated October 27, 1995, between Registrant and
              G. Michael Schumacher.*
10.10        Officer Employment and Continuation Agreement dated October 27, 1995, between Registrant and
              Craig M. Gentner.*
10.11        Officer Employment and Continuation Agreement dated October 27, 1995, between Registrant and
              Roger A. Barney.*
10.12        Employment Agreement dated October 5, 1994, between Registrant and Walter J. Gill.*
10.13        Form of Officer Employment and Continuation Agreement as signed by all other Executive
              Officers of the Company in October 1995.*
10.14        Form of Director Indemnification Agreement as signed by all Directors of the Company.
10.15        Form of Officer Indemnification Agreement as signed by all Executive Officers of the
              Company.*
10.16        Corporate Director Compensation Deferral Election Program and 1996 Deferral Form.
10.17        Corporate Officer Compensation Deferral Election Program and 1996 Deferral Form.*
10.18        Corporate Officers Long Term Variable Compensation Program.*
11.1         Statement Regarding Computation of Per Share Income.
13.1         1996 Annual Report to Stockholders. (Such Report, other than those portions thereof that are expressly incorporated by reference herein, is furnished solely for informational purposes and shall not be deemed to be "filed" herewith.)
16.1         Registrant's Registration of Form S-8.                                                              n.10
21.1         Subsidiaries of Registrant as of June 1, 1996.
23.1         Independent Auditors' Consent.
99.1         Registrant's 1983 Stock Option Plan.*                                                               n.8
99.2         Registrant's 1988 Restricted Stock Award Plan.*                                                     n.7
99.3         Rules of Registrant's 1988 U.K. Stock Option Scheme.*                                               n.3
99.4         Registrant's 1989 U.K. Stock Option Plan.*                                                          n.7
99.5         Registrant's 1990 Employee Stock Purchase Plan.*                                                    n.9
99.6         Registrant's 1993 Stock Option Plan, as amended.*                                                   n.10

- ------------------------
* A management contract or compensatory plan required to be filed as an Exhibit to Form 10-K.

                                     NOTES

 (1) Incorporated by reference from the corresponding Exhibit (or the Exhibit identified in parentheses) previously filed as an Exhibit in the Registrant's Form 10-Q (Commission File No. 0-15323) for the fiscal quarter ended December 24, 1995, originally filed with the Securities and Exchange Commission on February 7, 1996.

 (2) Incorporated by reference from the corresponding Exhibit (or the Exhibit identified in parentheses) previously filed as an Exhibit in the Registrant's Annual Report on Form 10-K (Commission File No. 0-15323) for the fiscal year ended March 31, 1988, filed with the Securities and Exchange Commission on June 29, 1988.

 (3) Incorporated by reference from the corresponding Exhibit (or the Exhibit identified in parentheses) previously filed as an Exhibit in the Registrant's Annual Report on Form 10-K (Commission File No. 0-15323) for the fiscal year ended March 31, 1989, originally filed with the Securities and Exchange Commission on May 1, 1989.

 (4) Incorporated by reference from the corresponding Exhibit (or the Exhibit identified in parentheses) previously filed as an Exhibit in the Registrant's Form 8 Amendment No. 1 to Annual Report on Form 10-K (Commission File No. 0-15323) for the fiscal year ended March 31, 1989, filed with the Securities and Exchange Commission on July 25, 1989.

 (5) Incorporated by reference from the corresponding Exhibit (or the Exhibit identified in parentheses) previously filed as an Exhibit in the
     Registrant's Registration Statement on Form S-8 (Nos. 33-33013 and 33-33063) filed with the Securities and Exchange Commission on January 19, 1990.

 (6) Incorporated by reference from the corresponding Exhibit (or the Exhibit identified in parentheses) previously filed as an Exhibit in the Registrant's Annual Report on Form 10-K (Commission File No. 0-15323) for the fiscal year ended March 31, 1990, filed with the Securities and Exchange Commission on June 29, 1990.

 (7) Incorporated by reference from the corresponding Exhibit (or the Exhibit identified in parentheses) previously filed as an Exhibit in the Registrant's Annual Report on Form 10-K (Commission File No. 0-15323) for the fiscal year ended March 31, 1991, filed with the Securities and Exchange Commission on June 28, 1991.

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

(10) Incorporated by reference from the corresponding Exhibit (or the Exhibit identified in parentheses) previously filed as an Exhibit in the Registrant's Registration Statement on Form S-8 (No. 33-65157) filed with the Securities and Exchange Commission on December 19, 1995.

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

                                          NETWORK EQUIPMENT TECHNOLOGIES, INC.
                                                      (Registrant)

Date: June 21, 1996                     By:        /S/  JOSEPH J.
                                        FRANCESCONI
                                          --------------------------------------
                                                 Joseph J. Francesconi
                                                 President, Chief Executive
                                                 Officer and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                         TITLE                             DATE
- ----------------------------------------------  ----------------------------------------------  -----------------

   /S/  JOSEPH J. FRANCESCONI
- ------------------------------------
   Joseph J. Francesconi                        President, Chief Executive Officer and              June 21, 1996
                                                 Director (Principal Executive Officer)

   /S/  JOHN B. ARNOLD
- ------------------------------------
   John B. Arnold                               Chairman of the Board                               June 21, 1996

   /S/  DIXON R. DOLL
- ------------------------------------
   Dixon R. Doll                                Director                                            June 21, 1996

   /S/  JAMES K. DUTTON
- ------------------------------------
   James K. Dutton                              Director                                            June 21, 1996

   /S/  CRAIG M. GENTNER
- ------------------------------------
   Craig M. Gentner                             Senior Vice President, Chief Financial Officer      June 21, 1996
                                                 and Corporate Secretary (Principal Financial
                                                 Officer and Principal Accounting Officer)

   /S/  WALTER J. GILL
- ------------------------------------
   Walter J. Gill                               Director                                            June 21, 1996

   /S/  FRANK S. VIGILANTE
- ------------------------------------
   Frank S. Vigilante                           Director                                            June 21, 1996

   /S/  HANS A. WOLF
- ------------------------------------
   Hans A. Wolf                                 Director                                            June 21, 1996

                         INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

FINANCIAL STATEMENTS

                                                                                                      PAGE
                                                                                                      -----

Consolidated Balance Sheets as of March 31, 1996 and 1995........................................       *

Consolidated Statements of Operations for the years ended March 31, 1996, 1995 and 1994..........       *

Consolidated Statements of Cash Flows for the years ended March 31, 1996, 1995 and 1994..........       *

Consolidated Statements of Stockholders' Equity for the years ended March 31, 1996, 1995 and
 1994............................................................................................       *

Notes to Consolidated Financial Statements.......................................................       *

Independent Auditors' Report.....................................................................       *

- ------------------------
* Incorporated herein by reference from information contained on pages 21 through 34 of the Registrant's 1996 Annual Report to Stockholders.

FINANCIAL STATEMENT SCHEDULE

                                                                                                      PAGE
                                                                                                      -----

Independent Auditors' Report.....................................................................          21

Schedule II -- Valuation and Qualifying Accounts.................................................         S-1

    All other schedules are omitted because they are not required, are not applicable, or the information is included in the Consolidated Financial Statements or notes thereto.

    Separate financial statements of the Registrant are omitted because the Registrant is primarily an operating company and all subsidiaries included in the Consolidated Financial Statements filed, in the aggregate, do not have a minority equity interest and/or long-term indebtedness to any person outside the consolidated group in an amount which together exceeds 5% of total consolidated assets at March 31, 1996.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Network Equipment Technologies, Inc.:

We have audited the consolidated financial statements of Network Equipment Technologies, Inc. and subsidiaries as of March 31, 1996 and 1995, and for each of the three years in the period ended March 31, 1996, and have issued our report thereon dated April 15, 1996; such financial statements and report are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Network Equipment Technologies, Inc. listed in the accompanying index to financial statements and financial statement schedule. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

San Jose, California
April 15, 1996

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                    BALANCE AT    CHARGED TO    CHARGED TO                BALANCE AT
                                                     BEGINNING     COSTS AND       OTHER     DEDUCTION/       END
DESCRIPTION                                          OF PERIOD     EXPENSES      ACCOUNTS     WRITE OFF    OF PERIOD
- --------------------------------------------------  -----------  -------------  -----------  -----------  -----------
For the year ended March 31, 1994:
  Accounts receivable allowances..................   $   3,819            --     $   1,779(1)  $  (2,403)  $   3,195

For the year ended March 31, 1995:
  Accounts receivable allowances..................   $   3,195            --     $   1,762(1)  $  (2,443)  $   2,514

For the year ended March 31, 1996:
  Accounts receivable allowances..................   $   2,514            --     $   4,615(1)  $  (2,596)  $   4,533

- ------------------------

(1) Amount represents additions to accounts receivable allowances which were charged primarily to revenue.