Form 10-K/A
period 1996-03-31
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 1996-06-24
CIK 752431

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

                      Exhibit Index is located on page 17.

                                 EXHIBIT INDEX

EXHIBIT NO.                                           DESCRIPTION                                             NOTE
- -----------  ---------------------------------------------------------------------------------------------  ---------
3.1          Registrant's Restated Certificate of Incorporation, as amended.                                     n.1
3.2          Registrant's Bylaws, as amended.                                                                    n.1
4.1          Indenture dated as of May 15, 1989, between Registrant and Morgan Guaranty Trust Company of
              New York.                                                                                          n.4
4.2          Rights Agreement dated as of August 15, 1989, between Registrant and The First National Bank
              of Boston, as amended.                                                                             n.6
4.3          Certificate of Designations of Series A Junior Participating Preferred Stock filed with the
              Secretary of State of Delaware on August 24, 1989. (Exhibit 4.1 in the Registrant's Form S-8
              Registration Statement.)                                                                           n.5
10.2         Seaport Centre Phase Three Industrial Net Lease Agreement, dated August 12, 1987, between
              Registrant and Lincoln Property N.C., Inc.                                                         n.2
10.7         Officer Employment and Continuation Agreement dated October 27, 1995, between Registrant and
              Joseph J. Francesconi.*
10.8         Officer Employment and Continuation Agreement dated October 30, 1995, between Registrant and
              Raymond E. Peverell.*
10.9         Officer Employment and Continuation Agreement dated October 27, 1995, between Registrant and
              G. Michael Schumacher.*
10.10        Officer Employment and Continuation Agreement dated October 27, 1995, between Registrant and
              Craig M. Gentner.*
10.11        Officer Employment and Continuation Agreement dated October 27, 1995, between Registrant and
              Roger A. Barney.*
10.12        Employment Agreement dated October 5, 1994, between Registrant and Walter J. Gill.*
10.13        Form of Officer Employment and Continuation Agreement as signed by all other Executive
              Officers of the Company in October 1995.*
10.14        Form of Director Indemnification Agreement as signed by all Directors of the Company.
10.15        Form of Officer Indemnification Agreement as signed by all Executive Officers of the
              Company.*
10.16        Corporate Director Compensation Deferral Election Program and 1996 Deferral Form.
10.17        Corporate Officer Compensation Deferral Election Program and 1996 Deferral Form.*
10.18        Corporate Officers Long Term Variable Compensation Program.*
11.1         Statement Regarding Computation of Per Share Income.
13.1+        1996 Annual Report to Stockholders. (Such Report, other than those portions thereof that are expressly incorporated by reference herein, is furnished solely for informational purposes and shall not be deemed to be "filed" herewith.)
16.1         Registrant's Registration of Form S-8.                                                              n.10
21.1         Subsidiaries of Registrant as of June 1, 1996.
23.1         Independent Auditors' Consent.
99.1         Registrant's 1983 Stock Option Plan.*                                                               n.8
99.2         Registrant's 1988 Restricted Stock Award Plan.*                                                     n.7
99.3         Rules of Registrant's 1988 U.K. Stock Option Scheme.*                                               n.3
99.4         Registrant's 1989 U.K. Stock Option Plan.*                                                          n.7
99.5         Registrant's 1990 Employee Stock Purchase Plan.*                                                    n.9
99.6         Registrant's 1993 Stock Option Plan, as amended.*                                                   n.10

- ------------------------
* A management contract or compensatory plan required to be filed as an Exhibit to Form 10-K.
+ Filed herewith.

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