Form 10-Q
period 1996-06-30
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 1996-08-14
CIK 752431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

(Mark One)
  /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996, or

  / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period ended ___________________ or ____________________

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

     The number of shares outstanding of the registrant's Common
Stock, $.01 par value, on June 30, 1996 was 20,962,283.


This document consists of 13 pages of which this is page 1.


<Page 2>

                    NETWORK EQUIPMENT TECHNOLOGIES, INC.


                                  INDEX

                                                                     Page
                                                                    Number
                                                                    ------

PART I.  FINANCIAL INFORMATION

   Item 1.   Financial Statements

      Condensed Consolidated Balance Sheets -
      June 30, 1996 and March 31, 1996  ............................    3

      Condensed Consolidated Statements of Income -
      three months ended June 30, 1996 and June 25, 1995 ...........    4

      Condensed Consolidated Statements of Cash Flows -
      three months ended June 30, 1996 and June 25, 1995 ...........    5

      Notes to Condensed Consolidated Financial Statements .........    6

   Item 2.   Management's Discussion and Analysis of
             Results of Operations and Financial Condition .........    7

PART II.  OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K ......................   11

SIGNATURE   ........................................................   12

EXHIBIT 11.1 Computation of Primary and Fully Diluted
             Earnings Per Share ....................................   13


<Page 3>

                  NETWORK EQUIPMENT TECHNOLOGIES, INC.
                 Condensed Consolidated Balance Sheets
                        (dollars in thousands)


                                                                 June 30,        March 31,
                                                                   1996            1996
                                                               (unaudited)
                                                                ---------        ---------
Assets
Current assets:
     Cash and cash equivalents                                   $ 53,118         $ 52,319
     Temporary cash investments                                    62,891           59,892
     Accounts receivable, net of allowances of $4,643 at
          June 30 and $4,533 at March 31                           71,626           76,966
     Inventories                                                   29,055           31,705
     Deferred income taxes                                         11,830           11,830
     Prepaid expenses and other assets                              6,304            5,714
                                                                 --------         --------
          Total current assets                                    234,824          238,426
Property and equipment, net                                        31,059           31,040
Software production costs, net                                      4,479            4,146
Other assets                                                        8,686            8,345
                                                                 --------         --------
                                                                 $279,048         $281,957
                                                                 --------         --------
                                                                 --------         --------
Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                            $ 19,249         $ 21,559
     Accrued liabilities                                           34,030           42,442
                                                                 --------         --------
          Total current liabilities                                53,279           64,001
7-1/4% convertible subordinated debentures                         33,526           33,526
Stockholders' equity:
     Preferred stock, $.01 par value
          Authorized:  5,000,000 shares,
          Outstanding:  none                                          -                -
     Common stock, $.01 par value
          Authorized:  50,000,000 shares
          Outstanding:  20,962,000 shares at June 30 and
                        20,839,000 shares at March 31                 210              208
     Additional paid-in capital                                   168,765          165,414
     Net unrealized loss on available-for-sale securities             (49)             (12)
     Accumulated translation adjustment                              (912)            (931)
     Retained Earnings                                             24,229           19,751
                                                                 --------         --------
          Total stockholders' equity                              192,243          184,430
                                                                 --------         --------
                                                                 $279,048         $281,957
                                                                 --------         --------
                                                                 --------         --------


See Notes to Condensed Consolidated Financial Statements.


<Page 4>

                         NETWORK EQUIPMENT TECHNOLOGIES, INC.
                     Condensed Consolidated Statements of Income
                 (in thousands, except per share amounts - unaudited)



                                                      Three Months Ended
                                                  June 30,         June 25,
                                                    1996             1995
                                                  --------         --------
Revenue:
     Product revenue                              $ 50,723         $ 49,498
     Service and other revenue                      25,746           30,111
                                                  --------         --------
          Total revenue                             76,469           79,609
                                                  --------         --------

Cost of sales:
     Cost of product revenue                        20,775           19,861
     Cost of service and other revenue              16,321           21,026
                                                  --------         --------
          Total cost of sales                       37,096           40,887
                                                  --------         --------

Gross margin                                        39,373           38,722

Operating expenses:
     Sales and marketing                            19,300           17,729
     Research and development                       10,447            8,100
     General and administrative                      3,073            2,939
                                                  --------         --------
          Total operating expenses                  32,820           28,768
                                                  --------         --------

Income from operations                               6,553            9,954

Other income (expense):
     Interest income                                 1,439            1,365
     Interest expense                                 (633)          (1,292)
     Other                                            (137)            (147)
                                                  --------         --------

Income before income taxes                           7,222            9,880

Income tax provision                                 2,744            3,458
                                                  --------         --------
Net income                                        $  4,478         $  6,422
                                                  --------         --------
                                                  --------         --------


Primary and fully diluted net income per share    $    .21         $    .32
                                                  --------         --------
                                                  --------         --------

Shares used in per share computation:
     Primary                                        21,607           19,983
                                                  --------         --------
                                                  --------         --------
     Fully diluted                                  21,607           20,038
                                                  --------         --------
                                                  --------         --------


See Notes to Condensed Consolidated Financial Statements.


<Page 5>

                       NETWORK EQUIPMENT TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                           (in thousands - unaudited)



                                                                         Three Months Ended
                                                                      June 30,        June 25,
                                                                        1996            1995
                                                                      --------        --------

Cash and Cash Equivalents at Beginning of Period                       $52,319         $33,886
                                                                       -------         -------
Net Cash Flows from Operating Activities:
     Net income                                                          4,478           6,422
     Adjustments to reconcile net income to cash
       provided by (used for) operations:
          Depreciation and amortization                                  4,122           3,422
          Restricted stock compensation                                     99              71
          Changes in assets and liabilities:
               Accounts receivable                                       5,316         (12,767)
               Inventories                                               2,676           3,744
               Prepaid expenses and other assets                          (586)         (1,120)
               Accounts payable                                         (2,316)          2,778
               Accrued liabilities                                      (6,788)         (4,225)
                                                                      --------         -------
          Net cash provided by (used for) operations                     7,001          (1,675)
                                                                      --------         -------

Cash Flows from Investing Activities:
     Purchases of temporary cash investments                           (33,881)        (14,832)
     Proceeds from maturities of temporary cash investments             30,845          16,078
     Purchases of property and equipment                                (3,550)         (1,422)
     Additions to software production costs                               (895)           (292)
     Other                                                                (321)            183
                                                                      --------         -------
          Net cash used for investing activities                        (7,802)           (285)
                                                                      --------         -------

Cash Flows from Financing Activities:
     Sale of Common stock                                                1,620           2,703
                                                                      --------         -------
          Net cash provided by financing activities                      1,620           2,703
                                                                      --------         -------

Effect of exchange rate changes on cash                                    (20)            273
                                                                      --------         -------

               Net increase in cash and cash equivalents                   799           1,016

                                                                      --------         -------
Cash and Cash Equivalents at End of Period                             $53,118         $34,902
                                                                      --------         -------
                                                                      --------         -------

Other Cash Flow Information:
    Cash paid (refunded) for:
        Interest                                                      $  1,229         $ 2,511
        Income taxes                                                  $   (497)        $ 1,335
    Non-cash investing and financing activities:
        Income tax benefit arising from employee stock option plans   $  1,634         $ 5,820
        Net unrealized (gain) loss on available-for-sale securities   $     37         $  (137)


See Notes to Condensed Consolidated Financial Statements.


<PAGE 6>

                  NETWORK EQUIPMENT TECHNOLOGIES, INC.
          Notes to Condensed Consolidated Financial Statements


1.   Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position as of June 30, 1996, and the results of operations and cash flows for the three months ended June 30, 1996 and June 25, 1995. These financial statements should be read in conjunction with the March 31, 1996 audited consolidated financial statements and notes thereto. The results of operations for the three months ended June 30, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1997.


2.   Inventories

     Inventories consist of (in thousands):

                                  June 30,          March 31,
                                    1996              1996
                                (unaudited)
                                  --------          --------
     Purchased components         $ 13,110          $ 14,381
     Work-in-process                13,984            15,533
     Finished goods                  1,961             1,791
                                  --------          --------
                                  $ 29,055          $ 31,705
                                  --------          --------
                                  --------          --------


3.   Earnings Per Share

     Net income per share has been computed based upon the weighted average number of common and common equivalent shares outstanding during the periods. For primary earnings per share, common equivalent shares consist of the incremental shares issuable upon the assumed exercise of dilutive stock options. For fully diluted earnings per share, common equivalent shares also include, if dilutive, the effect of incremental shares issuable upon the conversion of the 7-1/4% convertible subordinated debentures, and net income is adjusted for the interest expense (net of income taxes) related to the debentures.


4.   Recently Issued Accounting Standard

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This standard defines a fair value method of accounting for stock-based employee compensation plans. Under this method, compensation cost is measured based on the fair value of the stock award when granted and is recognized as an expense over the service period. This standard became effective for the Company on April 1, 1996 and will require measurement of awards made beginning April 1, 1995. The Company has adopted the disclosure-only alternative, and, accordingly, SFAS 123 had no impact on the Company's results of operations or financial position.

<PAGE 7>

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


This discussion and analysis should be read in conjunction with Management's Discussion and Analysis in the Company's 1996 Annual Report to Shareholders and Part I of the Company's Form 10-K for the fiscal year ended March 31, 1996.


RESULTS OF OPERATIONS

The following table depicts selected data derived from the Company's Consolidated Statements of Income expressed as a percentage of revenue for the periods presented:

                                                Three Months Ended
                                              ----------------------
                                               June 30,     June 25,
Percent of Revenue                               1996         1995
- ------------------                              -----        -----
Product revenue                                  66.3         62.2
Service and other revenue                        33.7         37.8
                                                -----        -----
     Total revenue                              100.0        100.0
                                                -----        -----

Product revenue gross margin                     59.0         59.9
Service and other revenue gross margin           36.6         30.2
                                                -----        -----
     Total gross margin                          51.5         48.6
                                                -----        -----

Sales and marketing                              25.2         22.2
Research and development                         13.7         10.2
General and administrative                        4.0          3.7
                                                -----        -----
     Total operating expenses                    42.9         36.1
                                                -----        -----

Income from operations                            8.6         12.5
                                                -----        -----

Net income                                        5.9          8.1
                                                -----        -----
                                                -----        -----

Revenue

Total revenue for the first quarter of fiscal 1997 decreased 3.9% to $76.5 million from $79.6 million for the first quarter of fiscal 1996. Product revenue increased $1.2 million and service and other revenue decreased $4.4 million quarter-over-quarter. The 2.5% increase in product revenue is primarily attributable to an increase in international product sales, which increased 22.3% to 38.4% of product revenue. This increase resulted from growth in product sales in the Asia Pacific/Latin American region, which grew 66.2% quarter-over-quarter. Decreases in other sales channels of primarily IDNX_ equipment were partially offset by an increase in sales of OEM equipment. The 14.5% decrease in service and other revenue is primarily attributable to a decrease in systems integration services in support of product sales to the U.S. government. Overall, international and U.S. federal channel sales represented 29.2% and 32.2% of the Company's total revenue,
respectively, for the first quarter of fiscal 1997.   As a result of a
slowdown in both product and systems integration services revenue in the U.S., management believes there exists a higher level of uncertainty in projecting revenue levels for fiscal 1997.

<Page 8>

Gross Margin

Total gross margin as a percentage of total revenue increased to 51.5% in the first quarter of fiscal 1997 from 48.6% in the comparable period of fiscal 1996. This increase was primarily the result of a decrease in the mix of service and other revenue as a percentage of total revenue. Product gross margin decreased to 59.0% in the first quarter of fiscal 1997 from 59.9% in the first quarter of fiscal 1996, primarily as a result of both a less favorable channel and product mix.

Service and other gross margin increased to 36.6% in the first quarter of fiscal 1997 from 30.2% in the comparable period of fiscal 1996. This quarter-over-quarter increase is attributable to a 47.4% decrease in lower margin systems integration services provided under a U.S. government contract. The gross margin on these systems integration services increased to 18.0% for the first quarter of fiscal 1997 from 11.9% for the comparable period of fiscal 1996 due to the mix of products and services provided.

Management expects product gross margin to continue to be affected by sales channel and product mix changes as well as manufacturing volume variances, and expects service and other revenue gross margin to continue to fluctuate as a result of the changes in mix between systems integration services and other service revenue.

Operating Expenses

Operating expenses in the first quarter of fiscal 1997 increased $4.1 million from the first quarter of fiscal 1996, and increased as a percentage of total revenue to 42.9% from 36.1%. Management expects operating expenses to continue to increase during the remainder of fiscal 1997.

Sales and marketing expense in the first quarter of fiscal 1997 increased $1.6 million, or 8.9%, from the first quarter of fiscal 1996, and increased as a percentage of total revenue to 25.2% from 22.2%, respectively. The increase in spending is primarily the result of the addition of personnel to support expansion of the sales infrastructure and increases in trade show and advertising expenses. Management expects sales and marketing expenses to increase during the remainder of fiscal 1997.

Research and development expense in the first quarter of fiscal 1997 increased $2.3 million, or 29.0%, from the first quarter of fiscal 1996, and increased as a percentage of total revenue to 13.7% from 10.2%, respectively. This increase was primarily due to an increase in direct project funding, primarily salary-related expenses and purchases of direct materials to support product development. Management plans to continue funding research and development efforts at levels necessary to advance product programs and expects research and development spending to increase during the remainder of fiscal 1997.

General and administrative expense increased $.1 million in the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996, and increased as a percentage of total revenue, to 4.0% from 3.7%, respectively. Management expects general and administrative expense to remain fairly flat for the remainder of fiscal 1997.

Income from Operations

Income from operations for the first quarter of fiscal 1997 decreased to $6.6 million from $10.0 million for the first quarter of fiscal 1996 as a result of an increase in operating expenses. The Company expects income from operations in the second quarter of fiscal 1997 to be below operating income during the same period in fiscal 1996.

Non-Operating Items

Interest income for the first quarter of fiscal 1997 increased slightly from the comparable period of fiscal 1996. Interest expense decreased by $.7 million quarter-over-quarter as a result of the partial call of the Company's convertible debentures in the third quarter of fiscal 1996.

The first quarter of fiscal 1997 includes a provision for income tax expense of $2.7 million at an effective rate of 38% as compared to $3.5 million at an effective rate of 35% in the first quarter of fiscal 1996.

<Page 9>

BUSINESS ENVIRONMENT AND RISK FACTORS

This Form 10-Q contains forward-looking statements. These forward-looking statements are subject to risks and uncertainties. Actual results may differ materially from such forward-looking statements as a result of risks and uncertainties, including those described below and others as set forth in the Company's fiscal 1996 Form 10-K and other reports filed with the Securities and Exchange Commission.

Historically, the majority of the Company's revenue in each quarter results from orders received and shipped in that quarter. Because of these ordering patterns and potential delivery schedule changes, the Company does not believe that backlog is indicative of future revenue levels. Furthermore, if large orders do not close when forecasted or if near-term demand for the Company's products weakens, the Company's operating results for that or subsequent quarters would be adversely affected.

Expense levels are relatively fixed and are set, in part, based on expectations regarding future revenue and margin levels. These expectations derive from making judgments on issues such as future technology trends, competitive products and services, pricing and customer requirements, a process that involves evaluation of information that is often unclear and in conflict. All markets for the Company's products are very competitive and dynamic and many are susceptible to changing economic conditions, regulations and political conditions. The Company has limited visibility into factors that could influence its revenue, mix of product and other revenue sources and margins, particularly in international markets that are served primarily by non-exclusive resellers.

The Company's products incorporate intellectual property and technology owned by the Company or licensed from third parties. The Company's ability to maintain and enhance the value of its intellectual property and technology and third party licenses will affect future product and service offerings. Moreover, the Company believes that operating results will depend on successful development and introduction of new products and enhancements to existing products and service offerings. There can be no assurance that the Company will succeed in such efforts or that customers will accept new, enhanced and existing products and services in quantities and at prices and margins that are consistent with the Company's expectations. The Company's success also depends on its ability to attract and retain employees necessary to support planned growth.

The Company's products include components, assemblies and subassemblies that are currently available from single sources and, in some cases, are in short supply. Testing and manufacturing is performed at the Company's Redwood City, California, facility. Availability limitations, price increases or business interruptions could adversely impact revenue, margins and earnings.

The Company has distribution, product and technology relationships with a number of significant customers and entities that are considered by the Company to be strategic. Most of the Company's competitors have similar relationships with their respective customers and other parties. Changes in the Company's relationships or changes in similar relationships among competitors could have a material impact on competitive and other factors described above, including the Company's operating results. Also, litigation or other claims based on securities, intellectual property, patent, product, regulatory or other factors could materially adversely affect the Company's business, operating results and finances.

A significant portion of the Company's revenue comes from contracts with the U.S. government, most of which do not include purchase commitments. There can be no assurance that orders from the U.S. government, or from other customers, will continue at historical levels, or that the Company will be able to obtain orders from new customers.

Because of the factors described above, as well as others that may affect the Company's operating results, past financial results may not be an accurate indicator of future performance.


<Page 10>

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1996, the Company had cash, cash equivalents and temporary cash investments of $116.0 million, as compared to $112.2 million as of March 31, 1996. Cash provided by operations was $7.0 million during the first quarter of fiscal 1997, which was an $8.7 million increase from the cash used for
operations from the comparable period of the prior year.   This increase was
principally due to a decrease in accounts receivable during the first quarter of fiscal 1997 as compared to a significant increase during the comparable period of the prior year.

Net cash used for investing activities of $7.8 million in the first quarter of fiscal 1997 consisted primarily of purchases of property and equipment of $3.6 million, net purchases of temporary cash investments of $3.0 million and an increase in software production costs of $.9 million.

Net cash provided by financing activities of $1.6 million in the first quarter of fiscal 1997 pertains to the issuance of Common Stock relating to the employee stock benefit plans.

The Board of Directors has authorized the Company to repurchase up to 10% of the outstanding shares of its Common Stock and to repurchase its outstanding 7-1/4% convertible subordinated debentures. These purchases may be made on the open market from time to time at the discretion of the Company's management and at price levels the Company deems appropriate. The Company may discountinue its purchases at any time it determines additional purchases are not warranted. As of the close of business on August 14, 1996, the Company had repurchased 204,600 of its shares of Common Stock at a weighted average price of $13.27 and repurchased debentures with a face value of $2,705,000 at a weighted average cost of 81.9% of the face value.

As of June 30, 1996 the Company had available an unsecured $10.0 million line of credit. Borrowings under this committed facility are available through May 1997 and would bear interest at the bank's base rate (which approximates prime). At June 30, 1996, there were no outstanding borrowings under this facility.

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


<Page 11>


                                  PART II


                            OTHER INFORMATION




Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

                Exhibit 11.1: Statement re: Computation of Primary and Fully Diluted Earnings Per Share.

          (b)   Reports on Form 8-K

                No report on Form 8-K was filed by the Company during its fiscal quarter ended June 30, 1996.


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

(DATE)                                   August 14, 1996