Form 10-Q
period 1996-09-29
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 1996-11-12
CIK 752431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)
  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 1996, OR

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

     The number of shares outstanding of the registrant's Common Stock, $.01 par value, on September 29, 1996 was 20,839,213.


This document consists of 14 pages of which this is page 1.


<Page 2>

                    NETWORK EQUIPMENT TECHNOLOGIES, INC.



                                    INDEX

                                                                      Page
                                                                     Number
                                                                     ------

PART I.  Financial Information

   Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets -
      September 29, 1996 and March 31, 1996 ........................    3

      Condensed Consolidated Statements of Income - Quarter and
      Six Months Ended September 29, 1996 and September 24, 1995 ...    4

      Condensed Consolidated Statements of Cash Flows - Six Months
      Ended September 29, 1996 and September 24, 1995 ..............    5

      Notes to Condensed Consolidated Financial Statements .........    6

   Item 2.  Management's Discussion and Analysis of
            Results of Operations and Financial Condition ..........    7

PART II.  Other Information

   Item 4.  Submission of Matters to a Vote of Security Holders ....   12

   Item 6.  Exhibits and Reports on Form 8-K .......................   12

SIGNATURE...........................................................   13

EXHIBIT 11  Computation of Primary and Fully Diluted
            Earnings Per Share .....................................   14


<Page 3>

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
                     Condensed Consolidated Balance Sheets
                            (dollars in thousands)


                                                             September 29,        March 31,
                                                                 1996               1996
                                                              (unaudited)
                                                               ---------          ---------
Assets
Current assets:
     Cash and cash equivalents                                  $ 41,463           $ 52,319
     Temporary cash investments                                   71,287             59,892
     Accounts receivable, net of allowances of $4,180 at
         September 29 and $4,533 at March 31                      81,449             76,966
     Inventories                                                  26,546             31,705
     Deferred income taxes                                        11,830             11,830
     Prepaid expenses and other assets                             6,557              5,714
                                                                --------           --------
          Total current assets                                   239,132            238,426
Property and equipment, net                                       30,255             31,040
Software production costs, net                                     4,388              4,146
Other assets                                                       8,697              8,345
                                                                --------           --------
                                                                $282,472           $281,957
                                                                --------           --------
                                                                --------           --------

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                           $ 20,047           $ 21,559
     Accrued liabilities                                          37,357             42,442
                                                                --------           --------
          Total current liabilities                               57,404             64,001
7-1/4% convertible subordinated debentures                        28,821             33,526
Stockholders' equity:
     Preferred stock, $.01 par value
          Authorized:  5,000,000 shares,
          Outstanding:  none                                         -                  -
     Common stock, $.01 par value
          Authorized:  50,000,000 shares
          Outstanding:  20,839,000 shares at September 29 and
                        20,839,000 shares at March 31                208                208
     Additional paid-in capital                                  169,810            165,414
     Treasury Stock                                               (2,722)               -
     Net unrealized loss on available-for-sale securities            (13)               (12)
     Accumulated translation adjustment                             (854)              (931)
     Retained earnings                                            29,818             19,751
                                                                --------           --------
          Total stockholders' equity                             196,247            184,430
                                                                --------           --------
                                                                $282,472           $281,957
                                                                --------           --------
                                                                --------           --------


See Notes to Condensed Consolidated Financial Statements.


<Page 4>

                       NETWORK EQUIPMENT TECHNOLOGIES, INC.
                   Condensed Consolidated Statements of Income
              (in thousands, except per share amounts - unaudited)

                                                      Quarter Ended           Six Months Ended
                                                  Sept. 29,   Sept. 24,    Sept. 29,   Sept. 24,
                                                    1996        1995         1996        1995
                                                  --------    --------     --------    --------
Revenue:
     Product revenue                              $ 51,012    $ 53,483     $101,735    $102,981
     Service and other revenue                      27,386      29,475       53,132      59,586
                                                  --------    --------     --------    --------
          Total revenue                             78,398      82,958      154,867     162,567
                                                  --------    --------     --------    --------

Cost of sales:
     Cost of product revenue                        22,324      21,449       43,099      41,310
     Cost of service and other revenue              18,249      19,943       34,570      40,969
                                                  --------    --------     --------    --------
          Total cost of sales                       40,573      41,392       77,669      82,279
                                                  --------    --------     --------    --------

Gross margin                                        37,825      41,566       77,198      80,288

Operating expenses:
     Sales and marketing                            17,917      18,379       37,217      36,108
     Research and development                        9,931       8,767       20,378      16,867
     General and administrative                      2,586       3,101        5,659       6,040
                                                  --------    --------     --------    --------
          Total operating expenses                  30,434      30,247       63,254      59,015
                                                  --------    --------     --------    --------

Income from operations                               7,391      11,319       13,944      21,273

Other income (expense):
     Interest income                                 1,559       1,455        2,998       2,820
     Interest expense                                 (609)     (1,365)      (1,242)     (2,657)
     Other                                             (42)         49         (179)        (98)
                                                  --------    --------     --------    --------

Income before income taxes                           8,299      11,458       15,521      21,338

Income tax provision                                (3,154)     (4,010)      (5,898)     (7,468)
                                                  --------    --------     --------    --------

Income before extraordinary gain                     5,145       7,448        9,623      13,870

Extraordinary gain on repurchase of debentures         444         -            444         -
                                                  --------    --------     --------    --------

Net income                                        $  5,589    $  7,448     $ 10,067    $ 13,870
                                                  --------    --------     --------    --------
                                                  --------    --------     --------    --------

Primary and fully diluted earnings per share:
     Income before extraordinary gain             $    .24    $    .36     $    .45    $    .68
                                                  --------    --------     --------    --------
                                                  --------    --------     --------    --------
     Net income                                   $    .26    $    .36     $    .47    $    .68
                                                  --------    --------     --------    --------
                                                  --------    --------     --------    --------

Shares used in computation:
     Primary                                        21,295      20,578       21,451      20,281
                                                  --------    --------     --------    --------
                                                  --------    --------     --------    --------
     Fully diluted                                  21,295      20,693       21,579      20,532
                                                  --------    --------     --------    --------
                                                  --------    --------     --------    --------


See Notes to Condensed Consolidated Financial Statements.


<Page 5>

                       NETWORK EQUIPMENT TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                           (in thousands - unaudited)

                                                                            Six Months Ended
                                                                       Sept. 29,      Sept. 24,
                                                                          1996           1995
                                                                       --------       --------
Cash and Cash Equivalents at Beginning of Period                       $ 52,319       $ 33,886
Net Cash Flows from Operating Activities:
     Net income                                                          10,067         13,870
     Adjustments to reconcile net income to cash
       provided by operations:
          Extraordinary credit--gain on repurchase of debentures           (444)           -
          Depreciation and amortization                                   8,397          7,814
          Restricted stock compensation                                     198            170
          Changes in assets and liabilities:
               Accounts receivable                                       (4,395)       (12,590)
               Inventories                                                5,198          2,164
               Prepaid expenses and other assets                           (953)        (1,758)
               Accounts payable                                          (1,527)         1,358
               Accrued liabilities                                       (3,773)         2,980
                                                                       --------       --------
          Net cash provided by operations                                12,768         14,008
                                                                       --------       --------

Cash Flows from Investing Activities:
     Purchases of temporary cash investments                            (71,639)       (53,322)
     Proceeds from maturities of temporary cash investments              60,243         36,324
     Purchases of property and equipment                                 (6,418)        (5,741)
     Additions to software production costs                              (1,376)          (607)
     Other                                                                 (323)           548
                                                                       --------       --------
          Net cash used for investing activities                        (19,513)       (22,798)
                                                                       --------       --------

Cash Flows from Financing Activities:
     Sale of common stock                                                 2,564          7,842
     Repurchase of common stock                                          (2,722)           -
     Repayments of borrowings                                            (3,869)           -
                                                                       --------       --------
          Net cash provided by (used for) financing activities           (4,027)         7,842
                                                                       --------       --------

Effect of exchange rate changes on cash                                     (84)           363
                                                                       --------       --------

               Net decrease in cash and cash equivalents                (10,856)          (585)
                                                                       --------       --------
Cash and Cash Equivalents at End of Period                             $ 41,463       $ 33,301
                                                                       --------       --------
                                                                       --------       --------

Other Cash Flow Information:
     Cash paid for:
          Interest                                                     $  1,347       $  2,577
          Income taxes                                                 $  3,557       $  2,572
     Non-cash investing and financing activities:
          Income tax benefit arising from employee stock option plans  $  1,634       $  9,555


See Notes to Condensed Consolidated Financial Statements.


<Page 6>

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
            Notes to Condensed Consolidated Financial Statements


1.   Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position as of September 29, 1996, and the results of operations and cash flows for the quarter and six months ended September 29, 1996 and September 24, 1995. These financial statements should be read in conjunction with the March 31, 1996 audited consolidated financial statements and notes thereto. The results of operations for the six months ended September 29, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1997.


2.  Inventories

     Inventories consist of (in thousands):

                                                September 29,     March 31,
                                                    1996            1996
                                                (unaudited)
                                                  --------        --------
     Purchased components                         $ 10,606        $ 14,381
     Work-in-process                                13,368          15,533
     Finished goods                                  2,572           1,791
                                                  --------        --------
                                                  $ 26,546        $ 31,705
                                                  --------        --------
                                                  --------        --------


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


4.  Recently Issued Accounting Standard

     In October 1995, the Financial Accounting Standards Board issued
     Statement of Financial Accounting Standards No. 123, "Accounting for
     Stock-Based Compensation" ("SFAS 123"). This standard defines a fair value method of accounting for stock-based employee compensation plans.
     Under this method, compensation cost is measured based on the fair value of the stock award when granted and is recognized as an expense over the service period. This standard became effective for the Company on April
     1, 1996 and will require measurement of awards made beginning April 1, 1995. The Company has adopted the disclosure-only alternative, and, accordingly, SFAS 123 will have no impact on the Company's results of operations or financial position.


<Page 7>


                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


This discussion and analysis should be read in conjunction with Management's
Discussion and Analysis in the Company's 1996 Annual Report to Shareholders and Part I of the Company's Form 10-K for the fiscal year ended March 31, 1996.

This Form 10-Q generally, and the following discussion and analysis by management in particular, contains forward-looking statements. These forward-looking statements are subject to risks and uncertainties. Actual results may differ materially from such forward-looking statements as a result of risks and uncertainties, including those described below and others as set forth in the Company's fiscal 1996 Form 10-K and other reports filed with the Securities and Exchange Commission.


RESULTS OF OPERATIONS

The following table depicts selected data derived from the Company's
Consolidated Statements of Income expressed as a percentage of revenue for the periods presented:



                                            Quarter Ended         Six Months Ended
                                        --------------------   --------------------
                                        Sept. 29,  Sept. 24,   Sept. 29,  Sept. 24,
Percent of Revenue                         1996       1995        1996       1995
------------------                        -----      -----       -----      -----
Product revenue                            65.1       64.5        65.7       63.3
Service and other revenue                  34.9       35.5        34.3       36.7
                                          -----      -----       -----      -----
     Total revenue                        100.0      100.0       100.0      100.0
                                          -----      -----       -----      -----

Product revenue gross margin               56.2       59.9        57.6       59.9
Service and other revenue gross margin     33.4       32.3        34.9       31.2
                                          -----      -----       -----      -----
     Total gross margin                    48.2       50.1        49.8       49.4

Sales and marketing                        22.8       22.2        24.0       22.2
Research and development                   12.7       10.6        13.1       10.4
General and administrative                  3.3        3.7         3.7        3.7
                                          -----      -----       -----      -----
     Total operating expenses              38.8       36.5        40.8       36.3
                                          -----      -----       -----      -----

Income from operations                      9.4       13.6         9.0       13.1
                                          -----      -----       -----      -----

Net income                                  7.1        9.0         6.5        8.5
                                          -----      -----       -----      -----
                                          -----      -----       -----      -----



Revenue

Total revenue for the second quarter and first six months of fiscal 1997 decreased 5.5% and 4.7%, respectively, from the comparable periods of fiscal 1996. Product revenue for the second quarter and first six months of fiscal 1997 decreased $2.5 million, or 4.6%, and $1.2 million, or 1.2%, respectively, from the comparable periods of the prior year. These decreases in product revenue were a result of a decrease in domestic product sales, including a decrease in sales through our U.S. Federal channel, offset partially by increased product sales in the Asia Pacific/Latin American region. On a year-to-date basis, product sales in this region have increased 84.6%. Overall international product sales increased 21.3% to 47.8% of product revenue for the quarter and 21.7% to 43.1% of product revenue year-to-date.

<Page 8>

Service and other revenue for the second quarter and first six months of fiscal 1997 decreased $2.1 million and $6.5 million, respectively, from the comparable periods of fiscal 1996. This decrease was due to a decrease in revenue from systems integration services in support of product sales to the U.S. government. On a year-to-date basis, systems integration revenue decreased by $9.4 million over the prior year.

As a result of increased proposal activity, management expects increased revenue from our North American channel for the second half of fiscal 1997 as compared to the first half of this fiscal year; however, as a result of expected softness in revenue from our U.S. Federal channel and other uncertainties discussed in this Management's Discussion and Analysis, there exists a higher level of uncertainty in projecting overall revenue levels for the remainder of fiscal 1997.

Gross Margin

Total gross margin as a percentage of total revenue decreased to 48.2% from 50.1% in the second quarter and increased to 49.8% from 49.4% in the first six months of fiscal 1997 from the comparable periods of fiscal 1996.
Fluctuations for both periods were a result of a decrease in product gross margin offset by increased service and other gross margin. Product gross margin decreased to 56.2% and 57.6% for the second quarter and first six months of fiscal 1997 from 59.9% for both of the comparable periods of fiscal 1996. These decreases resulted primarily from increased sales in the Asia Pacific/Latin American region, which typically have lower margins as they are sold predominantly through distributors, as well as a higher mix of lower margin products.

Service and other gross margin increased to 33.4% and 34.9% for the second quarter and first six months of fiscal 1997 from 32.3% and 31.2%, respectively, in the comparable periods of the prior year. These margins increased as a result of a lower mix of lower margin systems integration services provided under a U.S. government contract. Revenue for these services has decreased 22.5% and 35.6%, respectively, for the second quarter and first six months of fiscal 1997 from the comparable periods of fiscal 1996. The gross margin on these services decreased to 15.8% from 16.0% quarter-over-quarter, and increased to 16.7% from 13.8% year-over-year. Management expects service and other gross margin to continue to fluctuate as a result of the changes in mix between systems integration services and other service revenue.

Operating Expenses

Operating expenses in the second quarter and first six months of fiscal 1997 increased $.2 million and $4.2 million from the comparable periods of fiscal 1996, and increased as a percentage of total revenue to 38.8% from 36.5% quarter-over-quarter and 40.8% from 36.3% year-over-year as a result of higher expenses and lower revenues. Management expects operating expenses to continue to increase during the remainder of fiscal 1997.

Sales and marketing expense decreased $.5 million and increased $1.1 million in the second quarter and first six months of fiscal 1997, respectively, from the comparable periods of fiscal 1996. As a percentage of total revenue, sales and marketing expense increased slightly to 22.8% and 24.0% for the second quarter and first six months of fiscal 1997 from 22.2% for both periods of fiscal 1996. The decrease in spending quarter-over-quarter is primarily a result of a decrease in sales commissions. The year-over-year increase in spending is primarily the result of the addition of personnel to support expansion of the sales infrastructure, increased travel expenses and increased advertising and promotional expenses, offset partially by decreased sales commissions. Management expects sales and marketing expenses to increase during the remainder of fiscal 1997.

<Page 9>

Research and development expense increased $1.2 million and $3.5 million in the second quarter and first six months of fiscal 1997, respectively, from the comparable periods of fiscal 1996, and increased as a percentage of total revenue to 12.7% and 13.1%, respectively, from 10.6% and 10.4% in the comparable periods of fiscal 1996. The increase in spending is primarily due to an increase in direct project funding, primarily salary-related expenses and purchases of direct materials and capital equipment to support product development. Management plans to continue funding research and development efforts at levels necessary to advance product programs and therefore expects research and development spending to continue to increase during the remainder of fiscal 1997.

General and administrative expense decreased $.5 million and $.4 million in the second quarter and first six months of fiscal 1997 as compared to the prior year, and remained comparable as a percentage of total revenue, at 3.3% and 3.7% for the second quarter and first six months of fiscal 1997, respectively, from 3.7% for both periods of the prior year. Management expects general and administrative expense to remain fairly flat for the remainder of fiscal 1997.

Income from Operations

Income from operations for the second quarter and first six months of fiscal 1997 decreased to $7.4 and $13.9 million from $11.3 million and $21.3 million, respectively, for the comparable periods of fiscal 1996. The Company expects income from operations for the remainder of fiscal 1997 to be below operating income for the comparable period of fiscal 1996.

Non-Operating Items

Interest income for the second quarter and first six months of fiscal 1997 increased slightly from the comparable periods of fiscal 1996. Interest expense decreased by $.8 million quarter-over-quarter and $1.4 million year-over-year as a result of the partial call of the Company's convertible subordinated debentures in the third quarter of fiscal 1996.

The second quarter and first six months of fiscal 1997 included a provision for income tax expense of $3.2 million and $5.9 million, respectively, at an effective rate of 38%, as compared to $4.0 million and $7.5 million at an effective rate of 35%, in the comparable periods of fiscal 1996.

The results for the second quarter and first six months of fiscal 1997 also included an extraordinary gain of $444 thousand, or two cents per share, arising from the repurchase of $4.7 million of convertible subordinated debentures.


BUSINESS ENVIRONMENT AND RISK FACTORS

As mentioned above, the Company's business is subject to various risk factors and aspects of the business environment that could lead actual future results to differ materially from management's current projections and expectations. Among these risks are those that are described below. This section should be read in conjunction with the Company's fiscal 1996 Form 10-K and other filings with the Securities and Exchange Commission.

Historically, the majority of the Company's revenue each quarter results from orders received and shipped in that quarter, with a substantial percentage of orders and shipments concentrated in the final weeks of the quarter. In addition, because of the lead times necessary to manufacture certain of the Company's products, and the Company's reliance on outside suppliers for product components, receipt of an order in a given quarter does not necessarily mean the Company will be in a position to ship the ordered product prior to the end of that quarter.

Expense levels are relatively fixed and are set, in part, based on expectations regarding future revenue and margin levels. These expectations derive from making judgments on issues such as future technology trends, competitive products and services, pricing and customer requirements, a process that involves evaluation of information that is often unclear and in conflict. All markets for the Company's products are very competitive and dynamic and many are susceptible to changing economic conditions, regulations and political conditions. The Company has limited visibility into factors that could influence its revenue, product mix and other revenue sources and margins, particularly in international markets that are served primarily by non-exclusive resellers.

<Page 10>

The Company's products incorporate intellectual property and technology owned by the Company or licensed from third parties. The Company's ability to maintain and enhance the value of its intellectual property and technology and third party licenses will affect future product and service offerings. Moreover, the Company believes that operating results will depend on successful development and introduction of new products and enhancements to existing products and service offerings. There can be no assurance that the Company will succeed in such efforts or that customers will accept new, enhanced and existing products and services in quantities and at prices and margins that are consistent with the Company's expectations. Competition is intense for qualified technical personnel in Silicon Valley and for qualified sales and marketing personnel throughout the world. The Company's success depends on its ability to attract and retain employees necessary to support planned product development and marketing and sales initiatives.

The Company's products include components, assemblies and subassemblies that are currently available from single sources and, in some cases, are in short supply. Testing and manufacturing is performed at the Company's Redwood City, California, facility. Availability limitations, price increases or business interruptions could adversely impact revenue, margins and earnings.

The Company has distribution, product and technology relationships with a number of significant customers and entities that are considered by the Company to be strategic. Most of the Company's competitors have similar relationships with their respective customers and other parties. Changes in the Company's relationships or changes in similar relationships among competitors could have a material impact on competitive and other factors described above, including the Company's operating results. Also, to the extent that litigation or other claims are in the future asserted against the Company based on securities, intellectual property, patent, product, regulatory or other factors, they could materially adversely affect the Company's business, operating results and finances.

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


LIQUIDITY AND CAPITAL RESOURCES

As of September 29, 1996, the Company had cash, cash equivalents and temporary cash investments of $112.8 million, as compared to $112.2 million as of March 31, 1996. Cash provided by operations was $12.8 million during the first six months of fiscal 1997, which was a $1.2 million decrease from the cash provided by operations from the comparable period of the prior year. This decrease was principally due to decreases in accounts payable and accrued liabilities on a year-to-date basis in fiscal 1997 as compared to increases in those balances in the prior year, offset partially by lower increases in accounts receivable.

Net cash used for investing activities of $19.5 million for the first six months of fiscal 1997 primarily consisted of $11.4 million in net purchases of temporary cash investments and $6.4 million in purchases of property and equipment.

<Page 11>

Net cash used for financing activities of $4.0 million for the first six months of fiscal 1997 results from $3.9 million used to repurchase the Company's convertible subordinated debentures and $2.7 million used to repurchase the Company's Common Stock, partially offset by the issuance of $2.6 million of Common Stock relating to the employee stock benefit plans.

During the second quarter of fiscal 1997, the Board of Directors authorized the Company to repurchase up to 10% of the outstanding shares of its Common Stock and to repurchase its outstanding 7-1/4% convertible subordinated
debentures.   These purchases may be made on the open market from time to time at the discretion of the Company's management and at price levels the Company deems appropriate. The Company may discountinue its purchases at any time it determines additional purchases are not warranted. As of September 29, 1996, the Company had repurchased 204,600 of its shares of Common Stock at a weighted average price of $13.27 and repurchased debentures with a face value of $4,705,000 at a weighted average cost of 82.2% of the face value.

As of September 29, 1996 the Company had available an unsecured $10.0 million line of credit. Borrowings under this committed facility are available through May 1997 and would bear interest at the bank's base rate (which approximates prime). At September 29, 1996, there were no outstanding borrowings under this facility.

The Company believes that current cash and cash equivalents, temporary cash investments and cash flows from operations will be sufficient to fund operations, purchases of capital equipment and research and development programs currently planned at least through the next twelve months.


<Page 12>

                                  PART II

                            OTHER INFORMATION




Item 4.   Submission of Matters to a Vote of Security Holders

          On August 13, 1996, the Company held its Annual Meeting of Stockholders. At this meeting, the stockholders voted to elect James K. Dutton as director. James K. Dutton received 17,350,279 votes in favor and 55,569 votes against. Continuing as directors are Dixon R. Doll, Joseph J. Francesconi, Walter J. Gill and Hans A. Wolf.



Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

                Exhibit 11: Statement re: Computation of Primary and Fully Diluted Earnings Per Share.

          (b)   Reports on Form 8-K

                No report on Form 8-K was filed by the Company during its fiscal quarter ended September 29, 1996.


<Page 13>

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

(DATE)                               November 12, 1996