Form 10-Q
period 1996-12-29
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 1997-02-11
CIK 752431

<PAGE 1>
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)
  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 1996, OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended  __________________  or  __________________

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

     The number of shares outstanding of the registrant's Common Stock, $.01 par value, on December 29, 1996 was 20,926,680.


This document consists of 14 pages of which this is page 1.


<PAGE 2>

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.



                                    INDEX

                                                                       Page
                                                                      Number
                                                                      ------

PART I.  Financial Information

   Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets -
      December 29, 1996 and March 31, 1996 .........................     3

      Condensed Consolidated Statements of Income - Quarter and Nine
      Months Ended December 29, 1996 and December 24, 1995 .........     4

      Condensed Consolidated Statements of Cash Flows - Nine Months
      Ended December 29, 1996 and December 24, 1995 ................     5

      Notes to Condensed Consolidated Financial Statements .........     6

   Item 2.  Management's Discussion and Analysis of
            Results of Operations and Financial Condition ..........     7

PART II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K .......................    12

SIGNATURE  .........................................................    13

EXHIBIT 11  Computation of Primary and Fully Diluted
            Earnings Per Share .....................................    14


<PAGE 3>

                     NETWORK EQUIPMENT TECHNOLOGIES, INC.
                    Condensed Consolidated Balance Sheets
                           (dollars in thousands)


                                                                  December 29,      March 31,
                                                                      1996            1996
                                                                  (unaudited)
                                                                   ---------        ---------
Assets
Current assets:
     Cash and cash equivalents                                      $ 34,280         $ 52,319
     Temporary cash investments                                       86,092           59,892
     Accounts receivable, net of allowances of $4,056 at
        December 29 and $4,533 at March 31                            87,381           76,966
     Inventories                                                      24,336           31,705
     Deferred income taxes                                            11,936           11,830
     Prepaid expenses and other assets                                 7,062            5,714
                                                                    --------         --------
          Total current assets                                       251,087          238,426
Property and equipment, net                                           29,113           31,040
Software production costs, net                                         4,370            4,146
Other assets                                                           8,837            8,345
                                                                    --------         --------
                                                                    $293,407         $281,957
                                                                    --------         --------
                                                                    --------         --------

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                               $ 20,539         $ 21,559
     Accrued liabilities                                              39,198           42,442
                                                                    --------         --------
          Total current liabilities                                   59,737           64,001
7-1/4% convertible subordinated debentures                            28,821           33,526
Stockholders' equity:
     Preferred stock, $.01 par value
          Authorized:  5,000,000 shares,
          Outstanding:  none                                             -                -
     Common stock, $.01 par value
          Authorized:  50,000,000 shares
          Outstanding:  20,927,000 shares at December 29 and
                        20,839,000 shares at March 31                    209              208
     Additional paid-in capital                                      171,171          166,014
     Treasury stock                                                   (2,935)            (600)
     Net unrealized gain (loss) on available-for-sale securities          73              (12)
     Accumulated translation adjustment                                 (107)            (931)
     Retained earnings                                                36,438           19,751
                                                                    --------         --------
          Total stockholders' equity                                 204,849          184,430
                                                                    --------         --------
                                                                   $ 293,407        $ 281,957
                                                                    --------         --------
                                                                    --------         --------


See Notes to Condensed Consolidated Financial Statements.

<Page 4>

                     NETWORK EQUIPMENT TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Income
             (in thousands, except per share amounts - unaudited)

                                                          Quarter Ended            Nine Months Ended
                                                       Dec. 29,    Dec. 24,      Dec. 29,    Dec. 24,
                                                         1996        1995          1996        1995
                                                       --------    --------      --------    --------
Revenue:
     Product revenue                                   $ 56,096    $ 58,602      $157,831    $161,583
     Service and other revenue                           27,206      25,959        80,338      85,545
                                                       --------    --------      --------    --------
          Total revenue                                  83,302      84,561       238,169     247,128
                                                       --------    --------      --------    --------

Cost of sales:
     Cost of product revenue                             23,586      23,361        66,685      64,671
     Cost of service and other revenue                   17,988      17,529        52,558      58,498
                                                       --------    --------      --------    --------
          Total cost of sales                            41,574      40,890       119,243     123,169
                                                       --------    --------      --------    --------

Gross margin                                             41,728      43,671       118,926     123,959

Operating expenses:
     Sales and marketing                                 20,061      18,612        57,278      54,720
     Research and development                            10,015       9,456        30,393      26,323
     General and administrative                           2,914       2,805         8,573       8,845
                                                       --------    --------      --------    --------
          Total operating expenses                       32,990      30,873        96,244      89,888
                                                       --------    --------      --------    --------

Income from operations                                    8,738      12,798        22,682      34,071

Other income (expense):
     Interest income                                      1,365       1,410         4,363       4,230
     Interest expense                                      (537)     (1,494)       (1,779)     (4,151)
     Other                                                 (130)        (75)         (309)       (173)
                                                       --------    --------      --------    --------

Income before income taxes                                9,436      12,639        24,957      33,977

Income tax provision                                     (2,816)     (4,424)       (8,714)    (11,892)
                                                       --------    --------      --------    --------

Income before extraordinary gain                          6,620       8,215        16,243      22,085

Extraordinary gain on repurchase of debentures              -           -             444         -
                                                       --------    --------      --------    --------

Net income                                             $  6,620    $  8,215      $ 16,687    $ 22,085
                                                       --------    --------      --------    --------
                                                       --------    --------      --------    --------

Primary earnings per share:
     Income before extraordinary gain                  $    .31    $    .39      $    .76    $   1.07
                                                       --------    --------      --------    --------
                                                       --------    --------      --------    --------
     Net income                                        $    .31    $    .39      $    .78    $   1.07
                                                       --------    --------      --------    --------
                                                       --------    --------      --------    --------

Fully diluted earnings per share:
     Income before extraordinary gain                  $    .31    $    .39      $    .75    $   1.07
                                                       --------    --------      --------    --------
                                                       --------    --------      --------    --------
     Net income                                        $    .31    $    .39      $    .77    $   1.07
                                                       --------    --------      --------    --------
                                                       --------    --------      --------    --------

Shares used in computation:
     Primary                                             21,408      21,199        21,437      20,587
                                                       --------    --------      --------    --------
                                                       --------    --------      --------    --------
     Fully diluted                                       21,534      21,199        21,614      20,643
                                                       --------    --------      --------    --------
                                                       --------    --------      --------    --------


See Notes to Condensed Consolidated Financial Statements.


<Page 5>

                     NETWORK EQUIPMENT TECHNOLOGIES, INC.
               Condensed Consolidated Statements of Cash Flows
                         (in thousands - unaudited)

                                                                               Nine Months Ended
                                                                             Dec. 29,     Dec. 24,
                                                                               1996         1995
                                                                             --------     --------
Cash and Cash Equivalents at Beginning of Period                             $ 52,319     $ 33,886
                                                                             --------     --------
Net Cash Flows from Operating Activities:
     Net income                                                                16,687       22,085
     Adjustments to reconcile net income to cash
       provided by operations:
          Extraordinary credit--gain on repurchase of debentures                 (444)         -
          Depreciation and amortization                                        12,830       11,594
          Restricted stock compensation                                           297          269
          Changes in assets and liabilities:
               Accounts receivable                                             (9,477)     (16,444)
               Inventories                                                      7,571       (2,559)
               Prepaid expenses and other assets                               (1,482)      (1,901)
               Accounts payable                                                (1,113)       3,236
               Accrued liabilities                                             (2,212)       7,578
                                                                             --------     --------
          Net cash provided by operations                                      22,657       23,858
                                                                             --------     --------

Cash Flows from Investing Activities:
     Purchases of temporary cash investments                                 (117,929)     (63,560)
     Proceeds from maturities of temporary cash investments                    91,814       58,163
     Purchases of property and equipment                                       (8,863)     (10,823)
     Additions to software production costs                                    (1,957)      (1,056)
     Other                                                                       (357)         961
                                                                             --------     --------
          Net cash used for investing activities                              (37,292)     (16,315)
                                                                             --------     --------

Cash Flows from Financing Activities:
     Sale of common stock                                                       3,614       10,268
     Repurchase of common stock                                                (2,722)     (10,117)
     Repayments of borrowings                                                  (3,869)         -
                                                                             --------     --------
          Net cash provided by (used for) financing activities                 (2,977)         151
                                                                             --------     --------

Effect of exchange rate changes on cash                                          (427)         452
                                                                             --------     --------

               Net increase (decrease) in cash and cash equivalents           (18,039)       8,146
                                                                             --------     --------

Cash and Cash Equivalents at End of Period                                   $ 34,280     $ 42,032
                                                                             --------     --------
                                                                             --------     --------

Other Cash Flow Information:
     Cash paid for:
          Interest                                                           $  2,396     $  4,162
          Income taxes                                                       $  4,252     $  5,215
     Non-cash investing and financing activities:
          Conversion of convertible subordinated debentures to common stock
             (including accrued interest and debenture offering costs)       $    -       $ 25,533
          Income tax benefit arising from employee stock option plans        $  1,634     $ 10,996


See Notes to Condensed Consolidated Financial Statements.


<Page 6>

                     NETWORK EQUIPMENT TECHNOLOGIES, INC.
            Notes to Condensed Consolidated Financial Statements


1.   Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position as of December 29, 1996, and the results of operations and cash flows for the quarter and nine months ended December 29, 1996 and December 24, 1995. These financial statements should be read in conjunction with the March 31, 1996 audited consolidated financial statements and notes thereto. The results of operations for the nine months ended December 29, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1997.


2.   Inventories

     Inventories consist of (in thousands):

                                                 December 29,    March 31,
                                                     1996          1996
                                                 (unaudited)
                                                   --------      --------
     Purchased components                          $  7,276      $ 14,381
     Work-in-process                                 14,231        15,533
     Finished goods                                   2,829         1,791
                                                   --------      --------
                                                   $ 24,336      $ 31,705
                                                   --------      --------
                                                   --------      --------


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


5.   Reclassification

     Certain fiscal 1996 amounts have been reclassified to conform with fiscal 1997 presentation.


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


RESULTS OF OPERATIONS

The following table depicts selected data derived from the Company's Consolidated Statements of Income expressed as a percentage of revenue for the periods presented:


                                             Quarter Ended        Nine Months Ended
                                          ------------------     ------------------
                                          Dec. 29,  Dec. 24,     Dec. 29,  Dec. 24,
Percent of Revenue                          1996      1995         1996      1995
-----------------------------------------------------------------------------------
Product revenue                              67.3      69.3         66.3      65.4
Service and other revenue                    32.7      30.7         33.7      34.6
                                            -----     -----        -----     -----
     Total revenue                          100.0     100.0        100.0     100.0
                                            -----     -----        -----     -----

Product revenue gross margin                 58.0      60.1         57.7      60.0
Service and other revenue gross margin       33.9      32.5         34.6      31.6
                                            -----     -----        -----     -----
     Total gross margin                      50.1      51.6         49.9      50.2
                                            -----     -----        -----     -----

Sales and marketing                          24.1      22.0         24.0      22.1
Research and development                     12.0      11.2         12.8      10.7
General and administrative                    3.5       3.3          3.6       3.6
                                            -----     -----        -----     -----
     Total operating expenses                39.6      36.5         40.4      36.4
                                            -----     -----        -----     -----

Income from operations                       10.5      15.1          9.5      13.8
                                            -----     -----        -----     -----

Net income                                    7.9       9.7          7.0       8.9
                                            -----     -----        -----     -----
                                            -----     -----        -----     -----

Revenue

Total revenue for the third quarter and first nine months of fiscal 1997 decreased 1.5% and 3.6%, respectively, from the comparable periods of fiscal 1996. Product revenue for the third quarter and first nine months of fiscal 1997 decreased $2.5 million, or 4.3%, and $3.8 million, or 2.3%, respectively, from the comparable periods of the prior year. These decreases in product revenue were a result of a 20.6% decrease in domestic product sales, which includes sales through our U.S. Federal channel, offset partially by increased product sales in both the Asia Pacific/Latin American (APLA) and European regions. On a year-to-date basis, product sales in the APLA region have increased 73.3%. Overall international product sales increased 62.4% for the quarter and 34.8% year-to-date.

<Page 8>

Service and other revenue increased $1.2 million for the third quarter and decreased $5.2 million for the first nine months of fiscal 1997 from the comparable periods of fiscal 1996. The quarter-over-quarter increase was primarily a result of increased service revenues. The year-over-year decrease as due to a decrease in revenue from systems integration services in support of product sales to the U.S. government. On a year-to-date basis, systems integration revenue decreased by $9.1 million over the prior year.

As a result of continued softness in revenue from our domestic channels and other uncertainties discussed in this Management's Discussion and Analysis, management expects overall revenue levels for the fourth quarter and twelve months of fiscal year 1997 to be lower than the comparable periods of fiscal 1996.

Gross Margin

Total gross margin as a percentage of total revenue decreased to 50.1% from 51.6% in the third quarter and decreased to 49.9% from 50.2% in the first nine months of fiscal 1997 from the comparable periods of fiscal 1996. The decrease for both periods was a result of a decrease in product gross margin partially offset by increased service and other gross margin. Product gross margin decreased to 58.0% and 57.7% for the third quarter and first nine months of fiscal 1997 from 60.1% and 60.0%, respectively, for the comparable periods of fiscal 1996. The quarter-over-quarter decrease resulted primarily from a charge to cost of goods sold to increase inventory reserves for certain end-of-life access products. Product margins for the quarter and year-to-date periods also decreased as a result of a higher mix of lower gross margin products. On a year-to-date basis, this decrease was largely attributable to increased sales in the Asia Pacific/Latin American region, which typically have lower margins as they are sold predominantly through distributors.

Service and other gross margin increased to 33.9% and 34.6% for the third quarter and first nine months of fiscal 1997 from 32.5% and 31.6%, respectively, in the comparable periods of the prior year. The quarter-over-quarter fluctuation was a result of increased margins on lower margin systems integration services provided under a U.S. government contract. The year-over-year increase resulted from a lower mix of these integration services, as the revenue for these services has decreased 25.6% for the first nine months of fiscal 1997 from the comparable period of fiscal 1996. The gross margin on these services increased to 23.1% from 17.9% quarter-over-quarter and increased to 19.0% from 14.9% year-over-year. Management expects service and other gross margin to continue to fluctuate as a result of the changes in mix between systems integration services and other service revenue.

Operating Expenses

Operating expenses in the third quarter and first nine months of fiscal 1997 increased $2.1 million and $6.4 million from the comparable periods of fiscal 1996, and increased as a percentage of total revenue to 39.6% from 36.5% quarter-over-quarter and 40.4% from 36.4% year-over-year as a result of higher expenses and lower revenues. Management expects operating expenses to continue to increase during the remainder of fiscal 1997.

Sales and marketing expense increased $1.4 million and $2.6 million in the third quarter and first nine months of fiscal 1997, respectively, from the comparable periods of fiscal 1996. As a percentage of total revenue, sales and marketing expense increased to 24.1% and 24.0% for the third quarter and first nine months of fiscal 1997 from 22.0% and 22.1%, respectively, for the comparable periods of fiscal 1996. The increased spending is primarily the result of the addition of personnel to support expansion of the sales and marketing infrastructure, increased travel expenses and increased advertising and promotional expenses, offset partially by decreased sales commissions. Management expects sales and marketing expenses to increase during the remainder of fiscal 1997.

<Page 9>

Research and development expense increased $.6 million and $4.1 million in the third quarter and first nine months of fiscal 1997, respectively, from the comparable periods of fiscal 1996, and increased as a percentage of total revenue to 12.0% and 12.8%, respectively, from 11.2% and 10.7% in the comparable periods of fiscal 1996. The increase in spending is primarily due to an increase in direct project funding, primarily salary-related expenses and purchases of direct materials and capital equipment to support product development. Management plans to continue funding research and development efforts at levels necessary to advance product programs and therefore expects research and development spending to continue to increase during the remainder of fiscal 1997.

General and administrative expense increased $.1 million and decreased $.3 million, respectively, in the third quarter and first nine months of fiscal 1997 as compared to the prior year, and remained comparable as a percentage of total revenue. Management expects general and administrative expense to remain fairly flat for the remainder of fiscal 1997.

Income from Operations

Income from operations for the third quarter and first nine months of fiscal 1997 decreased to $8.7 million and $22.7 million from $12.8 million and $34.1 million, respectively, for the comparable periods of fiscal 1996. The Company expects income from operations for the remainder of fiscal 1997 to be below operating income for the comparable period of fiscal 1996.

Non-Operating Items

Interest income for the third quarter and first nine months of fiscal 1997 remained fairly flat from the comparable periods of fiscal 1996. Interest expense decreased by $1.0 million quarter-over-quarter and $2.4 million year-over-year as a result of the partial call of the Company's convertible subordinated debentures in the third quarter of fiscal 1996.

The third quarter and first nine months of fiscal 1997 included a provision for income tax expense of $2.8 million and $8.7 million, respectively, at effective rates of 30% and 35%, as compared to $4.4 million and $11.9 million at an effective rate of 35%, in the comparable periods of fiscal 1996. In the third quarter of fiscal 1997, the Company decreased the year-to-date tax rate from 38% to 35% primarily as a result of expected U.S. tax benefits on increased export revenue.

The results for the first nine months of fiscal 1997 also included an extraordinary gain of $444 thousand, or two cents per share, arising from the repurchase of $4.7 million of convertible subordinated debentures.


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

<Page 10>

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

The Company's products incorporate intellectual property and technology owned by the Company or licensed from third parties. The Company's ability to maintain and enhance the value of its intellectual property and technology and third party licenses will affect future product and service offerings. Moreover, the Company believes that operating results will depend on successful development and introduction of new products and enhancements to existing products and service offerings. There can be no assurance that the Company will succeed in such efforts or that customers will accept new, enhanced and existing products and services in quantities and at prices and margins that are consistent with the Company's expectations. Competition is intense for qualified technical personnel in the Silicon Valley and for qualified sales and marketing personnel throughout the world. The Company's success depends on its ability to attract and retain employees necessary to support planned product development and marketing and sales initiatives.

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


LIQUIDITY AND CAPITAL RESOURCES

As of December 29, 1996, the Company had cash, cash equivalents and temporary cash investments of $120.4 million, as compared to $112.2 million as of March 31, 1996. Cash provided by operations was $22.7 million during the first nine months of fiscal 1997, which was a $1.2 million decrease from the cash provided by operations from the comparable period of the prior year. This decrease was principally due to decreases in accrued liabilities and accounts payable on a year-to-date basis in fiscal 1997 as compared to increases in those balances in the prior year, and lower net income, offset partially by a decrease in inventory and lower increases in accounts receivable.

Net cash used for investing activities of $37.3 million for the first nine months of fiscal 1997 primarily consisted of $26.1 million in net purchases of temporary cash investments and $8.9 million in purchases of property and equipment.

<Page 11>

Net cash used for financing activities of $3.0 million for the first nine months of fiscal 1997 resulted from $3.9 million used to repurchase the Company's convertible subordinated debentures and $2.7 million used to repurchase the Company's Common Stock, partially offset by the issuance of $3.6 million of Common Stock related to the employee stock benefit plans.

During the second quarter of fiscal 1997, the Board of Directors authorized the Company to repurchase up to 10% of the outstanding shares of its Common Stock and to repurchase its outstanding 7-1/4% convertible subordinated
debentures.   These purchases may be made on the open market from time to time at the discretion of the Company's management and at price levels the Company deems appropriate. The Company may discountinue its purchases at any time it determines additional purchases are not warranted. As of December 29, 1996, the Company had repurchased 204,600 of its shares of Common Stock at a weighted average price of $13.27 and repurchased debentures with a face value of $4,705,000 at a weighted average cost of 82.2% of the face value.

As of December 29, 1996 the Company had available an unsecured $10.0 million line of credit. Borrowings under this committed facility are available through May 1997 and would bear interest at the bank's base rate (which approximates prime). At December 29, 1996, there were no outstanding borrowings under this facility.

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

                             OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               Exhibit 11: Statement re: Computation of Primary and Fully Diluted Earnings Per Share.

         (b)   Reports on Form 8-K

               No report on Form 8-K was filed by the Company during its fiscal quarter ended December 29, 1996.


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

(DATE)                              February 10, 1997