Form 10-K
period 1997-03-31
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 1997-06-26
CIK 752431

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(Mark One)

   /X/          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                    For the Fiscal Year Ended March 31, 1997

                                       OR

   / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the transition period from ____________ to ____________
                            ------------------------

                         COMMISSION FILE NUMBER 0-15323
                            ------------------------

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.

             (Exact name of registrant as specified in its charter)

          DELAWARE                        94-2904044
-----------------------------  --------------------------------
(State or other jurisdiction   (I.R.S. Employer Identification
     of incorporation or                     No.)
        organization)

                               800 SAGINAW DRIVE
                         REDWOOD CITY, CALIFORNIA 94063
                                 (415) 366-4400
  (Address of principal executive offices, including zip code, area code, and telephone number)

          Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, $.01 PAR VALUE          NEW YORK STOCK EXCHANGE
----------------------------  ---------------------------------------
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

                             /X/ Yes    / / No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant on May 30, 1997 was $359,211,516.

    The number of shares outstanding of the Common Stock, $0.01 par value, on May 30, 1997 was 21,066,880.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    The registrant's Annual Report to Stockholders for the fiscal year ended March 31, 1997 is incorporated by reference in Parts I, II and IV of this Form 10-K to the extent stated herein. The registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on August 12, 1997 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Network Equipment Technologies, Inc. ("N.E.T." or "the Company") is headquartered in Redwood City, California. The Company was incorporated in California in 1983 and reincorporated in Delaware in 1986. Its common stock is traded on the New York Stock Exchange. N.E.T. is a leading worldwide supplier of multiservice wide-area networks to enterprises, government agencies and carriers around the world, has more than 1,300 employees and has installed networks in over 50 countries.

    For over a decade, N.E.T. has manufactured and supported products for wide-area networks ("WANs"). Solutions for mission-critical applications--those requiring the highest availability or network "uptime"--are the Company's specialty. Its product revenue is derived primarily from sales of networking products known as multiservice bandwidth managers. Multiservice refers to their diverse capabilities: integrating multiple applications such as video, voice, image and data; using multiple technologies, providing support such as switching, adaptation and aggregation for packets, frames, circuits and, announced this calendar year, cells; and providing access to a variety of different carrier services such as leased lines, frame relay and ATM. Carriers around the globe use N.E.T.-TM- Multiservice Bandwidth Managers as edge switches or access devices in their service provisioning networks, as they offer advanced services to their business clients in an increasingly competitive environment. Other carriers as well as enterprises and government agencies use these N.E.T. products to construct public, private or hybrid multiservice wide-area networks. Designed for reliability, flexibility and compliance with national and international standards, the Company's products manage business communications traffic across the wide area and are backed by an extensive service and support infrastructure. Many carriers, enterprises and government agencies around the world use N.E.T. solutions to provide cost-effective and reliable digital communications services.

FORWARD-LOOKING STATEMENTS

    All statements in this Form 10-K that are not historical are forward-looking statements that involve risks and uncertainties including, but not limited to, the risks and uncertainties discussed in this Form 10-K and in the Company's other filings with the Securities and Exchange Commission or available at the Company's worldwide web site (http://www.net.com). Actual results may differ materially from those projected.

NETWORKING INDUSTRY

    The Company believes that many factors in the worldwide economy in general and in the telecommunications equipment industry in particular are likely to result in continued growth for that industry. The global evolution and growth of market economies is creating an environment that the Company believes is conducive to investment in communications infrastructures in both the carrier and enterprise segments. At the same time, deregulation of telecommunications operators is occurring in numerous jurisdictions with increasing rapidity, creating a series of overlapping transitions and highly competitive environments. Increasingly, as formerly government-regulated carriers prepare for or engage in highly competitive markets, they are increasing their investment in carrier equipment to support a proliferation of innovative services in the U.S. and abroad. Furthermore, continuing innovations in semiconductor technology are enabling both a massive increase in computing power and in a distribution of that power to the desktop. As desktops are linked, there is a massive increase in the demand for data bandwidth in the local area; as more and more of these desktops are geographically dispersed, there is a corresponding increase in the demand for bandwidth across the wide area. Finally, very recently the Internet, and in particular the World Wide Web, has been the main driver for an acceleration in the growth of wide-area network data traffic, initially focused on the Internet Service Providers ("ISPs"), but now also extending to mainstream carriers as they take advantage of opportunities to increase their data networking revenues. In turn, this increases opportunities for companies like N.E.T. to supply carriers with wide-area network products.

    Over the last two decades, the communications requirements of countless organizations in developed countries have grown as a result of changes in both the telecommunications and general business environments. In less developed countries such as China, major investments in telecommunications infrastructure are being made as they strive to improve their competitiveness and standard of living. Telecommunications deregulation, beginning in the United States in the early 1980s and advancing further following legislation in the mid-1990s, coupled with increasing volumes and types of communications traffic within many organizations, encouraged the growth of wide-area networks. More recently, global alliances have been formed by major telecommunications carriers as deregulation in Europe, Asia and Latin America opens new market opportunities. The Company believes that these alliances and their offerings are having and are likely to continue to have a major impact on the development of international networking capabilities. Bandwidth managers and other products offered and soon to be offered by the Company are sophisticated networking platforms that manage these increasing amounts of bandwidth on wide-area enterprise and service provisioning networks around the world.

    In response to the expanding requirements for wide-area networking products to support multiple technologies and application types and to provide access to many different carrier services from a single communications platform, multiservice bandwidth managers and related platforms have been developed. Such devices enable the construction of multiservice wide-area networks. Benefits of the multiservice capabilities include: users may avoid being restricted or "locked-in" to a single technology or type of application; and such networks may be customized to meet current needs and may allow the addition of technologies and applications in the future.

    N.E.T. provides multiservice wide-area networks to both main WAN market segments: enterprise/ government and carrier. The enterprise, or private, network segment generally refers to communications solutions whereby equipment is owned and managed by enterprises and is located on their premises. This segment generally includes the networks of government agencies. The carrier, or public, network segment includes carrier-owned equipment and services provided by carriers. Carrier network equipment is generally located on carriers' premises. However, as carriers respond to market opportunities and deregulation, there is a trend towards greater use of carrier offerings by enterprises. As a result, equipment demand is shifting from that of pure enterprise network equipment, as described above, to carrier-class network equipment that has higher performance and capacity ratings and more stringent environmental specifications, and also supports enterprise network requirements. This blurring of the line between public and private networks has made hybrid networking more common.

    Carriers, or (more specifically) network service providers ("NSPs") and ISPs, targeted by the Company, focus on the provision of advanced business services. After having increased their wide-area networking market share with their virtual private network ("VPN") offerings, NSPs, particularly in the U.S., are now expanding on that position with their frame-relay and Asynchronous Transfer Mode ("ATM") strategies. As worldwide deregulation continues to progress, leading carriers have teamed to form global consortia to provide advanced network services to large businesses around the world. N.E.T. provides service provisioning edge switches to many of these global carriers as they expand and redefine their roles in the rapidly changing telecommunications industry. Furthermore, the Company's recently announced ATM product family is directed at the carrier market, and is intended to enable carriers, NSPs, ISPs and large enterprises to expand their service offerings. The carrier segment of the WAN equipment market is larger, and is expected to grow faster, than the enterprise segment, providing growth opportunities for vendors such as N.E.T.

    Around the world, there is a trend toward homogenization of network applications and capabilities. However, network equipment standards, such as those for interfaces, often have distinct and different specifications and implementations in different regions or countries. N.E.T. provides multiservice wide-area networks to three main geographical market segments: U.S., Europe and Asia Pacific/Latin America. The sequence of growth in multiservice wide-area networking--with the U.S. leading the way, followed by Europe and then Asia Pacific/Latin America--is a pattern that is expected to hold for the deployment of ATM equipment and services in the WAN.

    From a capacity-related perspective, networks are being extended at the high and low end simultaneously. At the one end, there is a trend towards using higher-bandwidth digital services, such as Synchronous Optical Network ("SONET") and ATM, as high-capacity optical fiber becomes the backbone of carrier networks. This drives demand for bandwidth management capabilities to be incorporated within broadband network equipment. At the same time, and at the other end of the scale, the benefits which have been realized by larger, central sites are being desired by smaller, branch sites of information-intensive organizations. Consequently, access equipment is one of the most rapidly growing segments of the WAN equipment market.

    As noted above, the proliferation of local area networks ("LANs") has driven the need for greater connectivity of LANs and, over the past decade, the proportion of LAN-originated traffic on the WAN has increased steadily. The Company believes this trend will continue as more and more powerful computing takes place at the desktop, and the increasing globalization of enterprise activities results in users becoming less sensitive to distance considerations and more accustomed to sharing data between geographically remote locations.

    For the LAN, LAN internetworking and WAN equipment markets, ATM is increasingly viewed as the fundamental networking technology of the future. As a result, the evolution and implementation of ATM technology and standards related to that technology are having, and are expected to continue to have, a significant impact on the entire networking industry. Late in its fiscal year 1997, N.E.T. announced a new family of wide-area networking products, under the name "Promina". The first members of this family include Promina-TM- ATM switches, with initial availability for certain elements scheduled through the Company's fiscal year 1998. This move confirms the importance of ATM technology to N.E.T.'s business and, when combined with other planned announcements, demonstrates the Company's commitment to significantly expanding its ability to address broader networking markets while leveraging the opportunities presented by the emerging ATM WAN market, particularly with respect to the carrier segment.

    In summary, the deregulation of telecommunications worldwide, the growth of business traffic, the emergence of the Internet, and networking needs and advancements in communications technology and capacity have all combined to dramatically increase the complexity, opportunities and competitiveness of the markets in which N.E.T. operates (see "Competition" below).

COMPANY STRATEGY

    N.E.T.'s mission is to be the premier worldwide supplier of multiservice wide-area networks to enterprises, government agencies and carriers, including edge switches and access devices. The Company's strategy is to focus its products, services and distribution capabilities to address the needs of these market segments, and it believes that the key WAN market segments it has selected offer a wide range of regional and global opportunities. Furthermore, the Company's recent ATM product announcements and other announcements planned for this year broaden its product line and are intended to broaden the markets it can address while continuing to leverage N.E.T.'s experience and core competencies.

    The ATM WAN market provides opportunities for the Company within many different market segments described under "Networking Industry". For example, there exist opportunities within enterprise and carrier networks, in both domestic and international segments. N.E.T. intends to initially focus its ATM efforts on leveraging the more immediate deployment schedules and growth rates of ATM WAN equipment in the U.S. carrier market. Since fiscal year 1997, the Company has been adapting the skills and experience of its U.S. sales force, in particular, to prepare for the launch of ATM products to carriers.

    The Company's networking products efficiently manage data and voice bandwidth for enterprise, government and carrier customers. Its service organization provides technical assistance, installation and maintenance services as well as systems integration and project management capabilities, thus providing the support necessary for total network solutions.

    The Company's products and services allow enterprises the flexibility to build multiservice wide-area networks in such a way as to leverage their network alternatives. For instance, N.E.T. networks are designed in such a way that enterprises may choose to use their own resources (i.e. services, equipment and staff) along with those of other organizations, such as carriers and outsourcers, if appropriate. Similarly, the Company provides government agencies with sophisticated, reliable wide-area networks, systems integration and other services.

    The needs of carriers are addressed by the Company through the supply of flexible multiservice switches and access devices. Today, they are used to build multiservice network infrastructures, especially in developing countries, where they are known as digital data networks ("DDNs"). These will be augmented by N.E.T.'s recently announced Promina product family, especially its ATM switches, featuring the critical design characteristics required for carrier, NSP and ISP environments. These products may be used by carriers as service provisioning edge switches--enabling carriers to easily add service overlays to their existing network infrastructures and offer value-added network services to businesses.

    The Company offers a comprehensive set of narrowband and broadband products for multiservice networking. It is in response to the long-term trend towards broadband networking, and reflecting the importance of ATM technology and standards as fundamental components of the networking industry, that the Company is reinforcing and expanding on its strategic core competencies by developing wide-area ATM products. N.E.T.'s Promina family furthers the fulfillment of the Company's Vista Architecture, which, since 1995, has defined the framework for implementation of the Company's long-term WAN product and service strategy.

    Vista is a multiservice network architecture for the wide area. It provides a cohesive framework for N.E.T.'s products and services for data and voice networking. It incorporates solutions for narrowband and broadband applications, leveraging cell, packet and circuit technologies, for carriers and enterprises. Vista takes a systems view of wide-area networking, combining best-of-class narrowband and broadband network elements with standards-based network management. To further the Vista vision, enhanced N.E.T. Multiservice Bandwidth Managers and other Multiservice Access Platforms and ATM Service Interfaces ("ASIs") have been defined to interoperate with the Company's ATM switching core in order to address the need for incorporation of ATM capabilities within multiservice wide-area networks. For example, the recently announced CellXpress-TM- module for N.E.T.'s Multiservice Bandwidth Managers adapts and aggregates legacy, frame and LAN traffic and provides access for that traffic to an ATM backbone. The Company's partnership and alliance strategies take into account its decision to offer superior products covering a wide range of specific adaptation and aggregation functions for enterprise and carrier markets. In addition, the Company's standards-based ATM switch, the Promina 4000, is designed to the levels of mission-critical availability, scalability and advanced traffic management that carriers have said they require and enterprises are coming to expect. So, the Vista architecture takes into account that the increasing importance of data networking requires carrier-class switches with ASIs or Integrated Access Devices ("IADs") to enable the provision of advanced services.

    The Company's strategic relationships continue to evolve in the context of technology developments, telecommunications deregulation and consolidation among equipment providers. Current relationships include links with equipment manufacturers and resellers, global carriers, and network service providers. Individual objectives of these relationships vary, ranging from technology licensing agreements, through OEM and reseller agreements, to joint product development plans and sales and marketing programs. Collectively, these relationships are intended by the Company to promote the provision of superior networking solutions for current and prospective customers, thereby enabling enhanced financial results and shareholder value. Most of the Company's competitors have similar relationships with their respective customers and other parties. Changes in the Company's strategic relationships or changes in similar relationships among competitors could have a material impact on competitive and other factors described in this document, including the Company's operating results. Also, litigation or other claims based on securities, intellectual property, patent, product, regulatory or other factors could materially affect the Company's business and operating results.

PRODUCTS

    The Company maintains an integrated engineering and manufacturing organization that is responsible for the design, development and manufacture of its products. This organization produces hardware and software network systems for enterprises and carriers. Internally developed products are integrated with products acquired from other vendors to create systems that are sold to customers. These systems combine to offer superior applications availability with sophisticated bandwidth and traffic management as well as connectivity, broadband transmission and unified network management across the wide area. More specifically, the Company's products can be summarized as follows:

    - multiservice bandwidth managers constitute the core business and, along with a complementary frame-relay product line, provide solutions designed to optimize use of T1, E1, T3 and E3 services;

    - integrated frame relay switching products allow organizations to migrate their data traffic to frame relay to take advantage of bandwidth savings offered by this technology;

    - integrated LAN internetworking products enhance connectivity and interoperability among devices that transmit information between LANs across WANs;

    - integrated voice switching and compression products support new applications, such as video conferencing, and offer substantial savings in voice transmission;

    - the initial members of the recently announced Promina product family feature switching, multiplexing and access products, and are designed for mission-critical, multiservice applications in the emerging ATM WAN market;

    - the broadband switch family provides transmission management solutions targeted at T1, fractional T3, T3 and OC-3 traffic for major enterprises and cellular network providers;

    - access and low-end networking products provide cost-effective connectivity from smaller locations with lighter traffic requirements; and

    - network management systems enhance operator visibility into network conditions providing functions such as fault correlation and diagnostics, thereby permitting greater control and management of networks.

    N.E.T.'s switching products are designed with a high degree of intelligence that enables each switch to communicate with its peers. The switches can make decisions and take appropriate action regarding the state of the network (and applications being supported on it) without reference to any external network controlling processor. Rapid response times provided by the switches' up-to-date network knowledge and local nodal processing minimize network downtime and maximize applications availability.

    N.E.T.'s different types of networking switches are described in the following paragraphs. Simply put, many of the Company's main products perform switching, multiplexing and routing (including rapid automatic re-routing), have sophisticated network intelligence and are designed to facilitate hybrid networking. In brief:

    - switching is the process of directing streams of voice, data, image and/or video from multiple sources to multiple destinations in a network based on addressing information provided by the network administrator or embedded within the information stream;

    - multiplexing is the process of aggregating streams of voice, data, image and/or video from multiple sources for transmission over circuits;

    - routing refers to the selection of the path that most efficiently utilizes the network depending on the priority of the transmission, the condition of the network and the volume of network traffic;

    - rapid automatic re-routing is the ability to dynamically route existing network traffic around a failed circuit quickly enough to keep the end-to-end connection intact; and

    - network intelligence involves data collection, analysis, decision making and presentation of information to allow the user to view, control and manage the network's switching, multiplexing, routing and other functions to its fullest operational and economic potential. Such intelligent switches can pass information about the network to N.E.T.'s network management systems that are based on industry-standard workstations and provide further storage and processing capacity to enable the display and analysis of conditions and parameters within the network.

MULTISERVICE BANDWIDTH MANAGERS

    N.E.T.'s IDNX-Registered Trademark- Multiservice Bandwidth Managers allow users of voice, data, image and video communications to achieve full potential from wide-area networks in a highly cost-effective manner. These platforms offer a wide range of interfaces to customer premise equipment ("CPE") and support different types of applications, technologies and carrier services. Primary transmission speeds of T1, E1, T3 and E3 are supported, and the family includes devices for low-end networking and WAN access. Packet- and circuit-switching are performed, along with the recently announced adaptation and aggregation of ATM cells. Bandwidth-efficient algorithms are used to manage each traffic type and combinations of these traffic types. Moreover, unlike many other time division multiplexing products, N.E.T.'s multiservice platforms assign bandwidth only as necessary to accommodate specific user requirements, rather than wasting valuable bandwidth by allocating it in predetermined segments. The Company's multiservice wide-area networks can be configured and automatically reconfigured in a wide variety of complex network topologies including point-to-point, ring, star and fully interconnected mesh to accommodate customers' evolving requirements.

    Completely integrated within these multiservice platforms is N.E.T.'s family of packet processors. These modules provide support for internetworking and switching activities and access to switched services, such as ISDN, as well as frame relay and ATM carrier offerings. There are four main product types:

    INTEGRATED MULTIPROTOCOL ROUTERS

        The LAN/WAN Exchange-TM- module provides multiprotocol routing with concurrent bridging support to interconnect geographically dispersed LANs over a WAN. It is compatible with Cisco routers and supports connections to local Ethernet or Token Ring interfaces, as well as to remote LWX modules, standalone routers, packet-switching services or IBM controllers.

    INTEGRATED FRAME-RELAY SYSTEMS

        The FrameXpress-TM- family of products, consisting of modules and systems, is available in a variety of configurations. The FrameXpress modules or systems provide frame-relay access to bridges, routers, front-end processors and other CPE devices that support frame-relay interfaces, and can also connect to public frame-relay networks. N.E.T.'s FrameXpress products allow the integration of traffic from many different sources onto a consolidated frame-relay or multiservice wide-area network and provide an efficient, effective transport mechanism for a variety of bursty traffic types.

    INTEGRATED ISDN SYSTEMS

        The PrimeVoice-TM- ISDN module supports ISDN circuit switching and routing capabilities and enables a variety of devices such as PBXs, video codecs, routers and front-end processors to connect to the multiservice wide-area network via an industry-standard Primary Rate Interface ("PRI"). The signaling capabilities of this module provide an intelligent connection and offer ISDN services to an attached ISDN device. The PrimeVoice ISDN module provides special features for worldwide PBX networking over N.E.T. multiservice wide-area networks. These include worldwide feature transparency, increased interoperability and the potential for lower costs.

    INTEGRATED ATM ACCESS

        The CellXpress-TM- module announced this year provides integrated access for N.E.T. multiservice wide-area networks connecting to ATM services and networks. It aggregates legacy mission-critical traffic along with LAN and frame relay traffic, adapting these traffic types for transport over ATM services. It is designed to enable flexible provisioning of multiple services, and extends the multiservice wide-area network to include ATM interfaces.

INTEGRATED VOICE SYSTEMS

    In addition to the modules based on packet processors and described above, N.E.T. has integrated many other features within its Multiservice Bandwidth Managers. Notable amongst these is its sophisticated support for voice traffic. This year, the Company extended the integrated voice capabilities in its PrimeVoice family. This product line includes a number of value-added features such as voice compression, ISDN switching (described above under "Integrated ISDN Systems"), echo cancellation and industry-standard voice interfaces. In particular, the PrimeVoice compression modules made available this year are significant in that they double the toll-quality voice capacity on wide-area networks. This allows carriers and service providers a cost-effective way to carry more subscriber traffic on their networks.

ATM SWITCHES

    The Promina product family features ATM switching, multiplexing and access products. The Promina 4000 ATM switch, a member of N.E.T.'s new family, is classed as a carrier edge switch, supporting superior traffic management for service offerings such as ATM, frame relay and circuit emulation. Scheduled for availability in fiscal year 1998, it features critical design characteristics required for the carrier, NSP and ISP environment: mission-critical availability, a scalable architecture, advanced traffic management and a unified network management capability. With a unique distributed switch fabric, allowing in-service upgrades, "hot-swap" capability, redundancy options and compliance to NEBS ("Network Equipment Building System") standards, the Promina 4000 switch is well-suited to the stringent requirements of carriers, NSPs and ISPs. Initial releases provide support for T3, E3, OC3 and STM1 interfaces, a variety of ATM-standard traffic types and popular ATM protocols. Advanced traffic management capabilities that simultaneously achieve high statistical gain with high levels of service integrity differentiate this product from other ATM switches currently on the market.

SONET SWITCHES

    SONET Transmission Manager-TM- ("STM-TM-") broadband switches provide advanced networking functionality for broadband communications. The STM node provides fast switching of wideband and broadband circuits utilizing a low-delay SONET switching matrix, intelligent networking, inverse multiplexing and compliance with T1, fractional T3, T3 and OC-3 carrier services. With its service availability, network management operation through end-to-end connection management and dynamic connection re-route and restoration, the STM switch addresses the needs of carriers, and is particularly well-suited to the needs of cellular service providers. STM broadband networks also provide wide-area communications infrastructures capable of supporting mainframe channel extension, high-speed router, CAD/CAM and other applications requiring high capacity. Also, traffic from T1-based devices, such as videos, PBXs, routers and T1 multiplexers can be integrated, making STM networks suited to large enterprises.

NETWORK MANAGEMENT SYSTEMS

    A range of NetOpen-TM- network management systems from N.E.T. operate on Sun-TM- workstations and enhance the ability of customers to control and monitor a network and to diagnose and respond to changes or failures in equipment and transmission resources. They are designed to help increase the productivity and responsiveness of customers' network management staff, increase operational efficiency and reduce cost.

    The PanaVue-TM- network management system, announced this calendar year, is a standards-based HP OpenView-TM- application that uses Web technology for its operator interface and provides a comprehensive set of SNMP-based network management capabilities. As part of the N.E.T. Vista Architecture, it provides integrated management through functions such as fault correlation and diagnostics for the N.E.T. Promina ATM and IDNX product families.

    N.E.T.'s network management systems provide multi-user real-time monitoring, control and management for the Company's products. They offer various capabilities, including: color graphical representations of network topology and network elements, with object states that change color to reflect alarm conditions; the ability to software partition a physical multiservice wide-area network into multiple, independent virtual networks; and, for frame-relay systems, collection and storage of information about network usage, enabling detailed traffic analysis for billing and capacity planning purposes.

NEW PRODUCT INTRODUCTION

    N.E.T. believes it must continue to develop and enhance its product lines to add relevant value and meet the needs of its strategic markets as they evolve, either through internal development, the acquisition of technology, or association with entities whose technologies or product offerings complement its own. The Company has entered into a number of agreements relating to the development, license or purchase of technology to extend the reach and functionality of the Company's product lines, and will continue to do so as deemed appropriate by management. For example, N.E.T. markets a comprehensive frame-relay product line which combines frame relay access products from another vendor with the Company's own internally developed frame relay switching products. Also, the Company's recently announced Promina family includes products developed and manufactured by other vendors that are compatible with N.E.T.'s Vista Architecture and its products and strategy.

    Many products designed and manufactured by N.E.T. contain components or intellectual property obtained from third parties. The Company's ability to maintain and enhance the value of its intellectual property and technology and third party licenses and relationships will affect future product and service offerings. Moreover, the Company believes that operating results will depend on successful development and introduction of new products and enhancements to existing products and service offerings. There can be no assurance that the Company will succeed in such efforts or that customers will accept new, enhanced and existing products and services in quantities and at prices and margins that are consistent with the Company's expectations. Changes in the Company's distribution, product and technology relationships with a number of entities could have a material impact on competitive and other factors described herein, including the Company's operating results.

    The commercial availability of all of the Company's products and services in a timely manner and their acceptance by customers are crucial to the future success of the Company. Revenue generated from products designed and manufactured by original equipment manufacturers is expected to increase significantly in fiscal year 1998. The Company has invested and will continue to invest in designing and delivering products that will function effectively well into the next century. The Company expects these investments to be successful, but, given the nature and complexity of the N.E.T. and third party products and software offered by the Company and the complexity and mixed vendor nature of equipment used in WANs, there can be no assurance that these development and Year 2000 compliance efforts will be successful or that customer acceptance of products or services will be achieved or maintained. Substantial delays in availability or acceptance of the Company's products and services would materially and adversely affect the Company's operating results and financial condition.

MARKETING, DISTRIBUTION AND CUSTOMERS

    N.E.T.'s marketing strategy focuses on information-intensive organizations that have extensive voice, data, image and video communications needs and carriers that provide services to these organizations. N.E.T. targets enterprises, carriers and government agencies in four main market segments--U.S. commercial, U.S. Federal, carriers and two geographic international segments. Enterprises include, among many others, banks and other financial institutions, airlines, retail chains and manufacturers. Carrier organizations include telephone companies around the world (especially the evolving global consortia), DDN operators, NSPs, ISPs, cellular network service providers and value-added network ("VAN") suppliers. Government agencies include U.S. government defense, intelligence and civilian agencies such as the State Department, as well as similar agencies and entities in other countries. Increasingly, the Company has been supplying its products to or through other entities, such as outsourcers, distributors and systems integrators, as prospective customers turn to them to provide network services and operational capabilities.

    The Company employs a highly trained direct sales force in the U.S. and the U.K., as well as leveraging sales through additional distribution channels worldwide. As part of the sales process, N.E.T. or distributor personnel consult extensively with customers concerning their network requirements. N.E.T. maintains subsidiaries that focus on sales to the European market, and Asia, Pacific and Latin American markets and to the U.S. government. In fiscal 1997, the Company began refining the combined skill set of its U.S. sales force to more effectively leverage the opportunities presented by N.E.T.'s recent product announcements. As a result, a greater proportion of the Company's U.S. sales organization is being geared towards supplying ATM WAN solutions to carriers. There can be no assurance that the Company will succeed in gaining market acceptance of its Promina product family or that introduction of new products will not materially affect sale of products currently generating revenue.

    As previously indicated by the Company, revenue in the first quarter of fiscal year 1998 is expected to be lower than revenue in the fourth quarter of fiscal year 1997. This is consistent with the Company's experience in recent years. Historically, the majority of the Company's revenue in each quarter results from orders received and shipped in that quarter. Because of these ordering patterns and potential delivery schedule changes, the Company does not believe that backlog is indicative of future revenue levels. In addition, because a large portion of the Company's orders historically have been received and filled in the last month of the quarter, forecasting sales during a quarter is difficult, and there is a significant risk of excessive or inadequate inventory if orders do not match forecast. Furthermore, if large orders do not close when forecasted or if near-term demand weakens for the products the Company has available to ship, the Company's operating results for that or subsequent quarters would be adversely affected. For further information, please refer to "Business Environment and Risk Factors" in "Management's Discussion and Analysis" on pages 20 through 22 of the Company's 1997 Annual Report.

INTERNATIONAL SALES

    N.E.T. has established subsidiaries in the U.K. (N.E.T. Europe Ltd.), France (N.E.T. Europe S.A.), and Germany (Network Equipment Technologies Europe GmbH), with sales offices in other European countries, through which it markets and supports its products to the regions of Europe, the Middle East and Africa. The Company has also established subsidiaries in the U.S., Uruguay, China, Singapore and Mexico that are focused on marketing and support of its products to these and other countries in the regions of Asia Pacific and Latin America. International sales represented 35%, 27% and 28% of the Company's revenue in fiscal 1997, 1996 and 1995, respectively. Government ownership or control of the telecommunications industries and regulatory standards in some foreign countries could be a substantial barrier to the introduction of wide-area communications products for use in private or hybrid networks in such countries. Financial information regarding foreign operations and export sales is discussed in Note 4 in the "Notes to Consolidated Financial Statements" in the Company's 1997 Annual Report to Stockholders ("Annual Report") filed as Exhibit 13 to this report.

RELATIONSHIP WITH ERICSSON

    In December 1989, the Company entered into a systems integration and distribution agreement with Ericsson Business Networks AB of Sweden ("Ericsson"). Under this agreement, as amended, Ericsson has the non-exclusive right to purchase, resell, distribute and license the Company's IDNX multiservice bandwidth manager products. Ericsson is responsible for providing all service and support for the N.E.T. products it markets. The Company also appointed certain Ericsson affiliates as non-exclusive distributors of the Company's products.

RELATIONSHIP WITH IBM

    N.E.T. entered into an agreement with International Business Machines Corporation ("IBM") in June 1987 (the "IBM Agreement"). Pursuant to the IBM Agreement, as amended, IBM has non-exclusive, worldwide marketing, installation and service rights for current and future releases of N.E.T.'s IDNX multiservice bandwidth manager products and certain related products. Under the IBM Agreement and other agreements, IBM licensed to N.E.T. several of its technologies. IBM is also an end-user customer of N.E.T.'s products under the IBM Agreement. The current IBM Agreement is scheduled to expire at the end of December 1997 unless renewed by mutual agreement.

SALES TO THE U.S. GOVERNMENT

    N.E.T.'s wholly owned subsidiary, N.E.T. Federal, Inc., markets the Company's products to United States governmental entities both directly and through collaborative government contracting and subcontracting arrangements. It has entered into several contracts under which it provides its products and services to various government agencies (the "Government Contracts"). The Government Contracts encompass varying periods, but most may be terminated by such government agencies at their convenience or at annual intervals. In fiscal 1997, 1996 and 1995, sales to the U.S. government and its agencies accounted for 29%, 34% and 28%, respectively, of N.E.T.'s total revenue. These amounts include sales, which amounted to 27%, 30% and 19% of revenue for fiscal years 1997, 1996 and 1995, respectively, under a contract with the Department of Defense under which various government agencies can order products, installation and service from N.E.T. Discontinuance of orders from, or disqualification of the Company by, the Defense Department or other significant federal customers would materially affect the Company's operating results and financial condition.

    Apart from the U.S. government, no other single customer account was responsible for ten percent or more of revenue during fiscal 1997, 1996 or 1995.

SALES TO AND RELATIONSHIPS WITH CARRIERS

    Many of the Company's products are sold to carriers worldwide to provide multiservice platforms used for services provisioning by the carriers. Sales to the global carriers, such as Concert and GlobalOne amongst others, and to emerging market carriers, such as those in China and Latin America, fall into this category. The carrier services market is an increasingly important part of the Company's business and is a key initiative of the Company's strategy. In addition, the Company's relationships with carriers also expand the availability of N.E.T. products and services to enterprise customers worldwide. These relationships include joint marketing agreements with both AT&T and MCI, and a systems integration agreement with Bell Atlantic Network Integration. The Company's products are offered by other carriers around the world, such as US WEST and Southwestern Bell in the U.S., and France Telecom, Telia and Tele-Danmark in Europe.

RELATIONSHIP WITH DATACRAFT

    The Company has entered into distribution and technology agreements with many other companies, including Datacraft Asia. Datacraft Asia represents the majority of N.E.T.'s overall sales into the Southeast Asia region and almost all of N.E.T.'s sales into mainland China.

TECHNOLOGICAL CHANGE

    Failure to keep pace with technological developments, marketing programs and distribution capabilities of competitors would negatively and materially affect the Company's performance. In particular, there can be no assurance that the Company will gain market acceptance of its new and planned Promina product family. The Company relies on non-exclusive distribution agreements with a number of partners. Although these channels and their distribution capabilities are extensive, their levels of sales activity and knowledge of N.E.T. products vary widely and there can be no assurance that distributors will continue to effectively promote and sell the Company's products.

CUSTOMER SERVICE AND SUPPORT

    N.E.T.'s service strategy is to provide superior support for its own products and other vendors' products when deemed appropriate by the Company. The Company provides a wide range of service and support options for its products including installation, a choice of different hardware and software maintenance programs, upgrades and repairs, technical assistance and training for many categories of network staff. N.E.T. has also performed a significant amount of systems integration business for the U.S. Department of Defense ("DoD"), and N.E.T.'s strategy includes leveraging the experience gained to extend this aspect of its service business--thus adding professional services that go beyond the traditional installation and maintenance services typically offered. In this regard, a "template" for systems integration services and network operations services has been developed by N.E.T. Federal to meet the needs of the DoD, and management intends to use this template to extend variations on these capabilities to commercial customers over time. In the past year, for example, in response to customer requirements and market opportunities, the Company has developed Professional Services, designed to enable customers to augment their own internal networking resources with the expertise of technical specialists through N.E.T. Professional Services include remote network monitoring, project management, network design, and staging, integration and documentation services.

    The Company employs a highly trained N.E.T. service and support organization in the U.S. and the U.K., including a Technical Assistance Center ("TAC") in North America and another in Europe, and leverages service and support capabilities of authorized service agents, many of whom are also authorized to sell N.E.T.'s products around the world. In addition, the Company is developing service and support capabilities via third-party agreements to address the requirements of smaller organizations and in areas remote from N.E.T. facilities. The cost-effective success of these third-party relationships is dependent upon many factors and cannot be assured.

    A high level of continuing customer service is integral to both the Company's strategy of providing long-term support and developing long-term relationships with customers and to its financial plans and performance. N.E.T. has recently consolidated its North American TAC operations on the East Coast, to form a single organization with broader capabilities. It has also established a new Call Coordinator function (in Ashburn, VA) to qualify and route calls according to severity. These changes reflect input from customers and are examples of N.E.T.'s intent to continue providing superior service options in its industry. N.E.T. trains customer personnel to operate its products and, in some cases, to perform routine maintenance and repair of these systems. Service at customers' facilities may be handled either by N.E.T. personnel operating out of N.E.T.'s service locations or by IBM, Ericsson, Datacraft, other distributors or authorized service organizations who are trained by or under contract with N.E.T. Customers around the world can access one of N.E.T.'s TACs. TAC support is fee-based and TACs are staffed year-round and available 24 hours a day. TAC engineers provide assistance over the telephone or, when authorized, by dialing into customers' networks. N.E.T. products are generally sold with limited warranties on equipment and software ranging in length from 90 days to one year that, when sold by N.E.T. to end-users, generally commence upon completion of installation or acceptance. Certain products have different warranty periods and conditions. As the Company adds OEM products to its portfolio with different price points and service options from those typical of N.E.T., the service organization will need to adapt to the change in product mix and different warranty and service terms and conditions will be developed and offered to customers. A significant amount of the Company's revenues and profits are generated by its service and support offerings. There can be no assurance that customer acceptance of such current and future offerings will be maintained or achieved.

RESEARCH AND DEVELOPMENT

    N.E.T. engages in research and development ("R&D") to develop new products and enhancements to existing products as technology and the Company's performance permits and as markets evolve. The Company's development efforts are focused on its strategic market segments, providing multiservice platforms for information-intensive enterprises, government agencies and carriers worldwide. Product development priorities include those intended to enable N.E.T. to occupy a leadership position in the ATM WAN solutions market; to enhance the carrier-compatibility of certain products; and to introduce product enhancements which meet the evolving requirements of specific markets and distribution channels.

    Management believes that product and technology leadership are keys to long-term success in an industry and markets that evolve as rapidly as networking does today. Furthermore, it believes that the Company's future operating results will depend on its ability to continue to enhance existing products as well as to develop and timely bring to market new products that meet market and customer requirements.

    Research and development expense increased by $4.6 million (12.7%) in fiscal year 1997 to a total of $41.0 million, from $36.4 million in fiscal year 1996. The increase in R&D expense in fiscal 1997 was due to an increase in direct project funding, primarily salary-related expenses and purchases of direct materials and hardware and software tools to support product development. The Company's R&D expense as a percentage of total revenue increased to 12.7% in fiscal 1997 from 10.8% in fiscal 1996. In addition, $2.8 million, $1.9 million and $2.0 million in fiscal 1997, 1996 and 1995, respectively, of software production costs were capitalized and have since been partially amortized or written-down to net realizable value. For further information on accounting policies relating to software production costs, please refer to Note 1 in the "Notes to Consolidated Financial Statements" in the Company's 1997 Annual Report filed as Exhibit 13 to this report. Management plans to continue funding R&D efforts at levels necessary to advance product programs and expects R&D spending to increase in fiscal 1998, while remaining fairly constant as a percentage of planned revenue.

MANUFACTURING

    N.E.T. manufactures its products from components and assemblies designed to meet the Company's quality and reliability requirements. The Company also resells certain complementary products that are manufactured by outside vendors. To date, N.E.T. has not experienced any significant delays in the delivery of material or products from either subcontractors or vendors, but availability limitations could adversely affect operating results. The Company's products include components, assemblies and subassemblies that are currently available from single sources and, in some cases, are in short supply. Although N.E.T. believes alternative sources or substitutes for most of such single-sourced items are available or, in most cases, could be developed if necessary, any delay or difficulties in developing such alternatives or substitutes could result in shipment delays and could adversely affect operating results. The N.E.T. manufacturing process consists of the production of mechanical and electrical subassemblies as well as custom system assembly. N.E.T. uses custom fabricated printed circuit boards and subassemblies, standard and custom integrated circuits, custom power supplies and mechanical hardware purchased from outside suppliers. Certain relatively simple fabrication, assembly and test processes are performed by subcontractors in the United States, and Southeast Asia; final assembly and testing of N.E.T. products are performed at the Company's manufacturing facilities, currently located in Redwood City, California, and moving to Fremont, California in 1998 when the relocation of corporate headquarters is planned to take place (see "Item 2. Properties" below). Availability limitations, price increases, or business interruptions could adversely impact financial performance.

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

    The Company seeks to maintain inventory in quantities sufficient to ship product quickly (normally within 15 to 60 days) after receipt of order. It schedules some production and supply of products based on internal sales forecasts. Many of N.E.T.'s customer agreements provide that delivery dates may be rescheduled or orders canceled, although in certain circumstances a charge may be assessed upon rescheduling or cancellation. Because of these and other factors, there are risks of excess or inadequate inventory that could materially impact expenses, revenue and, to a greater degree, net earnings. N.E.T. does not believe that backlog at any specific time is indicative of actual revenues that will be recognized in any succeeding period.

COMPETITION

    The communications industry in general, including the specific segments within which N.E.T. competes, is intensely competitive and is characterized by advances in technology that frequently result in the introduction of new products and services with improved performance characteristics. The Company believes that the principal competitive factors in its target markets are product capabilities, including efficient multiservice bandwidth management, ATM switching and traffic management and standards compliance, technical services and support, quality and reliability, vendor reputation and long-term prospects, distribution capabilities and price. The Company believes that it currently competes favorably with respect to many of these factors. However, many of the Company's current and potential competitors have greater name recognition, a larger installed base of networking products, more extensive engineering, manufacturing, marketing, distribution and support capabilities in addition to greater financial, technological and personnel resources. Failure to keep pace with technological advances or other competitive factors would adversely affect the Company's competitive position and could adversely affect N.E.T.'s future revenue levels and operating results.

    In both the public and enterprise communications markets, the Company competes with other WAN communications equipment vendors. With respect to multiservice platforms and related services, including internetworking, frame-relay and fast packet-based implementations, N.E.T. competes directly with products and services from vendors such as Ascend, Ascom Timeplex, Cisco, General DataComm, Newbridge Networks and Nortel. Consolidation in the networking industry has recently accelerated through strategic alliances, mergers and acquisitions and joint technology and marketing agreements. In the process, distinctions between different industry segments are blurring. Continued or successful consolidation could result in stronger competitors and may adversely affect the Company's competitive position and operations.

    As the market for products implementing ATM technology evolves, it is expected that the Company's ATM WAN product line, with various components being scheduled for availability through fiscal 1998, will face significant competition. In the WAN segment of the ATM marketplace, the Company expects to continue to compete with the equipment vendors listed above. Many other vendors have introduced, or announced plans to develop, ATM networking equipment for WANs, resulting in very intense competition in the markets that will be addressed by N.E.T.'s ATM products and services.

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

    As discussed below under "Government Regulation", in the United States, the Telecommunications Act of 1996 removes restrictions that had been imposed on the Regional Bell Operating Companies ("RBOCs") by the AT&T divestiture decree thus allowing them, under certain conditions, to manufacture telecommunications equipment or customer premises equipment. Competition from carriers that decide to manufacture such equipment, with their far greater resources and large customer bases, or from other competitors as discussed above, could cause a severe reduction in selling prices or volumes for multiservice platforms and other communications products or services, which would have a material adverse affect on the Company's operating results and financial condition.

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

    In February 1996 the Telecommunications Act of 1996 ("the 1996 Legislation") became law. This is the first major change in U.S. telecommunications law since the Communications Act of 1934. This far-reaching legislation will influence the U.S. telecommunications industry in many ways. Certain changes could have a direct impact on N.E.T.'s business. For example, the 1996 Legislation removes restrictions on RBOC activities that had been imposed in the AT&T divestiture decree. Now, under certain conditions, the RBOCs may be permitted to manufacture telecommunications equipment or customer premises equipment. If any RBOCs manufacture or form alliances with other manufacturers to develop such equipment, N.E.T. could be materially and adversely affected by direct competition with the RBOCs. However, the Company expects that the 1996 Legislation is also likely to increase demand for certain network services and equipment.

    In addition, N.E.T. customers usually are carriers or use carrier network services, the rates and terms of which are subject to varying degrees of public utility-type government regulation. For example, in the U.S., decisions at the federal and state level have, in some instances, provided certain carriers with increased flexibility in structuring and pricing their services. Changes in the rates or terms of carrier-provided service and equipment offerings may adversely affect the demand for enterprise network products and services, including those provided by N.E.T.

    Similarly, many international telecommunications markets are undergoing, and are impacted by, deregulation. The regulatory policies of foreign governments and regulatory bodies may affect the demand for N.E.T.'s products and the ability of N.E.T. to market its products outside the United States. As an example, within the European Union ("EU") there exists a telecom authority which requires member country public telecommunications operators ("PTOs") in Europe to adopt or offer certain transmission services and behaviors. These changes could adversely affect the demand for or limit the usability of enterprise network solutions which N.E.T. provides.

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

PROPRIETARY RIGHTS AND LICENSES

    N.E.T. has obtained patents in the United States and other countries on inventions relating to its products and has applied for others. While possession of patents, copyrights and trade secrets could affect the ability of other companies from introducing products competitive with the Company's products, N.E.T. believes that its success does not depend primarily on the ownership of intellectual property rights, but primarily on its innovative skills, technical competence and marketing abilities, and, accordingly, that patents, copyrights and trade secrets will not constitute an assurance of N.E.T.'s future success. N.E.T. is aware that the laws of some other countries do not protect proprietary rights to the same extent as the laws of the United States.

    Because of the existence of a large number of third-party patents in the telecommunications field and the rapid rate of issuance of new patents, some of the Company's products, or the use thereof, could infringe third-party patents. If any such infringement exists, the Company believes that, based upon historical industry practice, it or its customers should be able to obtain any necessary licenses or rights under such patents on terms which would not be materially adverse to the Company. However, there can be no assurance in the future that actual or alleged infringement will not materially affect the Company's operating results or financial condition.

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

EMPLOYEES

    As of March 31, 1997, the Company had 1,367 employees. None of the Company's domestic employees are represented by a collective bargaining agreement. Certain of the Company's employees outside the United States are governed by national collective bargaining or similar agreements. The Company has never experienced any work stoppage. The Company believes that its employee relations are good.

ITEM 2.  PROPERTIES

    N.E.T. currently leases approximately 287,000 square feet of office, research and development, and manufacturing space in a modern industrial park in Redwood City, California, which is leased until October 1998. In order to provide the Company with greater flexibility in terms of managing space within its corporate headquarters, as well as accommodating growth more effectively, N.E.T. plans to relocate its headquarters to Fremont, California in mid-1998 under a new 12-year lease agreement for three buildings totaling approximately 290,000 square feet of space, with an exclusive option to lease another 200,000 square feet of space. The custom-built Fremont facility will initially include two buildings configured for office space and research and development, and one designed for manufacturing and other functions. N.E.T. and its subsidiaries also lease sales and service offices at other locations in the United States, China, France, Germany, Mexico, Norway, Singapore, Uruguay, the United Kingdom and other countries. The Company believes that its current and planned facilities are, in all material respects, suitable and adequate for its anticipated needs.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not aware of any material legal proceedings pending or threatened against it at this time. The Company's federal income tax returns for certain prior years are under examination by the Internal Revenue Service ("IRS"). Certain adjustments previously proposed by the IRS which related substantially to the timing (years) of tax deductions have been resolved in the Company's favor. The Company believes that all substantive issues in this examination have been resolved and that any necessary adjustments will not have a material affect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The Executive Officers (or "Corporate Officers") of the Company and their ages at June 1, 1997, are as follows:

           NAME                  AGE                                       POSITION
---------------------------      ---      --------------------------------------------------------------------------
Roger A. Barney                      57   Vice President, Human Resources and Corporate Services

James B. De Golia                    47   Vice President, General Counsel and Assistant Corporate Secretary

Samuel H. Ezekiel                    53   Senior Vice President, Marketing

Joseph J. Francesconi                54   President, Chief Executive Officer and Director

Craig M. Gentner                     50   Senior Vice President, Chief Financial Officer and Corporate Secretary

David P. Owen                        56   Vice President, Strategy and Technology

Raymond E. Peverell                  49   Senior Vice President, Sales and Support

G. Michael Schumacher                58   Senior Vice President, Product Operations

Charles S. Shiverick                 53   Vice President, Information Services and Reengineering

    Roger A. Barney joined the Company in October 1987 as Vice President of Human Resources and in 1992, became Vice President of Human Resources and Corporate Services. Prior to joining the Company, Mr. Barney held numerous management positions, including Director of Human Resources for Verbatim Corporation. He also founded his own management consulting business, which he ran from 1983 to 1987.

    James B. De Golia joined the Company in December 1988 and has served as its General Counsel and Assistant Secretary since 1991. From 1982 to 1988, Mr. De Golia served as Corporate Counsel to a number of high technology and federal divisions and subsidiaries of Xerox Corporation. Prior to joining Xerox, he practiced law with the San Francisco office of Thelen, Marrin, Johnson & Bridges.

    Samuel H. Ezekiel joined the Company in June 1996 as Vice President of Marketing and in April 1997 he was appointed Senior Vice President of Marketing. From 1991 until joining N.E.T., Mr. Ezekiel was Vice President of Acquisitions & Alliances at Amdahl Corporation, and from 1980 to 1991, he served as Vice President and General Manager of the Communications Products Division. Prior to that, he held a number of sales management, marketing, and business development positions with companies such as British Telecom, Sperry Univac, Computer Communications, Inc. and IBM/Rolm.

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

    Craig M. Gentner joined the Company in July 1989 as Vice President, Finance. In July 1990, Mr. Gentner was appointed Vice President, Chief Financial Officer and Corporate Secretary, and in May of 1992, he was appointed Senior Vice President. From 1985 to 1989, Mr. Gentner was employed by Xidex, a manufacturer of computer peripheral products, most recently as Senior Vice President and Chief Financial Officer.

    David P. Owen joined the Company in April 1990 as Director, Strategy and Marketing. In 1992 he became Vice President of Corporate Marketing, and in 1994, he became Vice President of Corporate Development and Strategy. More recently, in 1997 Mr. Owen became Vice President, Strategy and Technology. Prior to joining the Company, Mr. Owen was Director of Product Marketing at StrataCom. In

1983 he founded the fast packet development organization at Packet Technologies, StrataCom's predecessor company. Prior to that, Mr. Owen spent 15 years at Control Data in a variety of product strategy, architecture and software development positions.

    Raymond E. Peverell joined the Company in 1993 as Senior Vice President of Worldwide Sales, and in 1996, became Senior Vice President of Sales and Support. From 1983 to 1992, Mr. Peverell was employed by Tandem Computers, Inc. holding various positions, his last being Vice President, Strategic Partnership Development. Prior to 1983, Mr. Peverell held several positions over a 12 year span with Burroughs Corporation.

    G. Michael Schumacher joined the Company in January 1995 as Senior Vice President of Engineering and Operations and in 1996, became Senior Vice President of Product Operations. Prior to joining the Company, Mr. Schumacher was Vice President and General Manager of the UNIX Systems Division of Unisys Corporation from 1993 to 1994. He also served at Mentor Graphics as General Manager of front-end CAE Tools from 1991 to 1993, and at Solbourne Computers as the Vice President of Engineering from 1989 through 1990.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The section captioned "Common Stock Dividends and Price Range" of the Registrant's 1997 Annual Report is incorporated herein by reference and included in this filing as Exhibit 13. At March 31, 1997, there were 850 stockholders of record of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

    The section captioned "Five Year Financial Summary" of the Registrant's 1997 Annual Report is incorporated herein by reference and included in this filing as
Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The section captioned "Management's Discussion and Analysis" of the Registrant's 1997 Annual Report is incorporated herein by reference and included in this filing as Exhibit 13.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements together with the Notes thereto and the Independent Auditors' Report thereon and the section captioned "Quarterly Financial Data" of the Registrant's 1997 Annual Report are incorporated herein by reference and included in this filing as Exhibit 13.

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information with respect to Directors is incorporated by reference from the section captioned "Election of Directors" at page 2 of the Proxy Statement.

    The information regarding Executive Officers is set forth in Item 4 of Part I of this Form 10-K.

    The information required by Item 405 of Regulation S-K is incorporated by reference from the section captioned "Compliance with Section 16(a) of the Securities Exchange Act of 1934" at page 20 of the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

    The information regarding compensation of the Company's Executive Officers contained in the sections captioned "Election of Directors: Board Committees, Meetings, and Remuneration" (at pages 5 and 6 of the Proxy Statement) and "Executive Compensation and Related Information" (at pages 12 to 15 of the Proxy Statement), is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding security ownership of certain beneficial owners and management from the section captioned "Stock Ownership" at pages 3 and 4 of the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding transactions with the Company's Directors and Executive Officers from the section captioned "Executive Compensation and Related Information" at pages 12 to 15 of the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)              (1)  Financial Statements--See "Index to Financial Statements and Financial Statement Schedule" at
                      page 24 of this Report.
                 (2)  Financial Statement Schedules--See "Index to Financial Statements and Financial Statement
                      Schedule" at page 24 of this Report.
                 (3)  Exhibits - See "Exhibit Index" at page 20 of this Report.

(b)        The Registrant filed no reports on Form 8-K during the fourth quarter of the fiscal year ended March 31,
           1997.

                                 EXHIBIT INDEX

  EXHIBIT NO.                                            DESCRIPTION                                              NOTE
---------------  --------------------------------------------------------------------------------------------     -----
         3.1     Registrant's Restated Certificate of Incorporation, as amended..............................           1

         3.2     Registrant's Bylaws, as amended.............................................................           1

         4.1     Indenture dated as of May 15, 1989 between Registrant and Morgan Guaranty Trust Company of
                 New York....................................................................................           2

         4.2     Rights Agreement dated as of August 15, 1989 between Registrant and The First National Bank
                 of Boston, as amended.......................................................................           3

         4.3     Certificate of Designations of Series A Junior Participating Preferred Stock filed with the
                 Secretary of State of Delaware on August 24, 1989 (Exhibit 4.1 in the Registrant's Form S-8
                 Registration Statement).....................................................................           4

        10.1     Headquarters Facilities Lease Agreements between Sobrato Interests III and Network Equipment
                 Technologies, Inc. dated April 10, 1997.....................................................

        10.2     Seaport Centre Phase Three Industrial Net Lease Agreement dated August 12, 1987 between
                 Registrant and Lincoln Property N.C., Inc...................................................           5

        10.7     Officer Employment and Continuation Agreement dated October 27, 1995 between Registrant and
                 Joseph J. Francesconi.*.....................................................................           6

        10.8     Officer Employment and Continuation Agreement dated October 30, 1995 between Registrant and
                 Raymond E. Peverell.*.......................................................................           6

        10.9     Officer Employment and Continuation Agreement dated October 27, 1995 between Registrant and
                 G. Michael Schumacher.*.....................................................................           6

       10.10     Officer Employment and Continuation Agreement dated October 27, 1995 between Registrant and
                 Craig M. Gentner.*..........................................................................           6

       10.11     Officer Employment and Continuation Agreement dated June 3, 1996 between Registrant and
                 Samuel H. Ezekiel.*.........................................................................

       10.12     Employment Agreement dated October 5, 1994 between Registrant and
                 Walter J. Gill.*............................................................................           6

       10.13     Form of Officer Employment and Continuation Agreement as signed by all other Executive
                 Officers of the Company in October 1995.*...................................................           6

       10.14     Form of Director Indemnification Agreement as signed by all Directors of the Company........           6

       10.15     Form of Officer Indemnification Agreement as signed by all Executive Officers of the
                 Company.*...................................................................................           6

       10.16     Corporate Director Compensation Deferral Election Program and 1996 Deferral Form............           6

       10.17     Corporate Officer Compensation Deferral Election Program and 1996 Deferral Form.*...........           6

       10.18     Corporate Officers Long-Term Variable Compensation Program.*................................           6

        11.1     Statement Regarding Computation of Per Share Income.........................................

          13     Portions of 1997 Annual Report to Stockholders..............................................

        21.1     Subsidiaries of Registrant as of June 1, 1997...............................................

        23.1     Independent Auditors' Consent...............................................................

  EXHIBIT NO.                                            DESCRIPTION                                              NOTE
---------------  --------------------------------------------------------------------------------------------     -----
          27     Financial Data Schedule.....................................................................

        99.1     Registrant's 1983 Stock Option Plan, as amended.*...........................................           7

        99.2     Registrant's 1988 Restricted Stock Award Plan.*.............................................           8

        99.3     Rules of Registrant's 1988 U.K. Stock Option Scheme.*.......................................           9

        99.4     Registrant's 1989 U.K. Stock Option Plan.*..................................................           8

        99.5     Registrant's 1990 Employee Stock Purchase Plan.*............................................          10

        99.6     Registrant's 1993 Stock Option Plan, as amended.*...........................................          11

------------------------

*A management contract or compensatory plan required to be filed as an Exhibit to Form 10-K.

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

(4) Incorporated by reference from the corresponding Exhibit (or the Exhibit identified in parentheses) previously filed as an Exhibit in the Registrant's Registration Statement on Form S-8 (Nos. 33-33013 and 33-33063), filed with the Securities and Exchange Commission on January 19, 1990.

(5) Incorporated by reference from the corresponding Exhibit (or the Exhibit identified in parentheses) previously filed as an Exhibit in the Registrant's Annual Report on Form 10-K (Commission File No. 0-15323) for the fiscal year ended March 31, 1988, filed with the Securities and Exchange Commission on June 29, 1988.

(6) Incorporated by reference from the corresponding Exhibit (or the Exhibit identified in parentheses) previously filed as an Exhibit in the Registrant's Annual Report on Form 10-K (Commission File No. 0-15323) for the fiscal year ended March 31, 1996, filed with the Securities and Exchange Commission on June 21, 1996.

(7) Incorporated by reference from the corresponding Exhibit (or the Exhibit identified in parentheses) previously filed as an Exhibit in the Registrant's Annual Report on Form 10-K (Commission File No. 0-15323) for the fiscal year ended March 31, 1993, filed with the Securities and Exchange Commission on June 25, 1993.

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

(10) Incorporated by reference from the corresponding Exhibit (or the Exhibit identified in parentheses) previously filed as an Exhibit in the Registrant's Registration Statement on Form S-8 (No. 33-68860), filed with the Securities and Exchange Commission on September 15, 1993.

(11) Incorporated by reference from the corresponding Exhibit (or the Exhibit identified in parentheses) previously filed as an Exhibit in the Registrant's Registration Statement on Form S-8 (No. 33-65157), filed with the Securities and Exchange Commission on December 19, 1995.

                                   SIGNATURES

    Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NETWORK EQUIPMENT TECHNOLOGIES, INC.
                                (Registrant)

                                By:          /s/ JOSEPH J. FRANCESCONI
                                     -----------------------------------------
                                               Joseph J. Francesconi
                                       PRESIDENT, CHIEF EXECUTIVE OFFICER AND
Date: June 23, 1997                                   DIRECTOR

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

      /s/ DIXON R. DOLL
------------------------------  Director                       June 23, 1997
        Dixon R. Doll

     /s/ JAMES K. DUTTON
------------------------------  Director                       June 23, 1997
       James K. Dutton

                                President, Chief Executive
  /s/ JOSEPH J. FRANCESCONI     Officer and Director
------------------------------  (Principal Executive           June 23, 1997
    Joseph J. Francesconi       Officer)

                                Senior Vice President,
                                Chief Financial Officer
     /s/ CRAIG M. GENTNER       and Corporate Secretary
------------------------------  (Principal Financial           June 23, 1997
       Craig M. Gentner         Officer and Principal
                                Accounting Officer)

      /s/ WALTER J. GILL
------------------------------  Director                       June 23, 1997
        Walter J. Gill

       /s/ HANS A. WOLF
------------------------------  Chairman of the Board          June 23, 1997
         Hans A. Wolf

                         INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

FINANCIAL STATEMENTS

                                                                                  PAGE IN
                                                                            1997 ANNUAL REPORT*
                                                                            -------------------
Consolidated Balance Sheets as of March 31, 1997 and 1996.................              23
Consolidated Statements of Income for the years ended March 31, 1997, 1996
  and 1995................................................................              24
Consolidated Statements of Cash Flows for the years ended March 31, 1997,
  1996 and 1995...........................................................              25
Consolidated Statements of Stockholders' Equity for the years ended March
  31, 1997, 1996 and 1995.................................................              26
Notes to Consolidated Financial Statements................................           27-35
Independent Auditors' Report..............................................              36

------------------------

*Incorporated herein by reference and included in this filing as Exhibit 13.

FINANCIAL STATEMENT SCHEDULE

                                                                                  PAGE IN
                                                                              1997 FORM 10-K
                                                                            -------------------
Independent Auditors' Report..............................................              25
Schedule II--Valuation and Qualifying Accounts............................              26

    All other schedules are omitted because they are not required, are not applicable, or the information is included in the Consolidated Financial Statements or notes thereto.

    Separate financial statements of the Registrant are omitted because the Registrant is primarily an operating company and all subsidiaries included in the Consolidated Financial Statements filed, in the aggregate, do not have a minority equity interest and/or long-term indebtedness to any person outside the consolidated group in an amount which together exceeds 5% of total consolidated assets at March 31, 1997.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Network Equipment Technologies, Inc.:

    We have audited the consolidated financial statements of Network Equipment Technologies, Inc. and subsidiaries as of March 31, 1997 and 1996, and for each of the three years in the period ended March 31, 1997, and have issued our report thereon dated April 16, 1997; such financial statements and report are included in your 1997 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Network Equipment Technologies, Inc. listed in the accompanying index to financial statements and financial statement schedule. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

San Jose, California
April 16, 1997

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                     BALANCE AT   CHARGED TO     CHARGED
                                                      BEGINNING    COSTS AND    TO OTHER    DEDUCTION/    BALANCE AT
DESCRIPTION                                           OF PERIOD    EXPENSES     ACCOUNTS     WRITE OFF   END OF PERIOD
---------------------------------------------------  -----------  -----------  -----------  -----------  -------------
For the year ended March 31, 1995:
  Accounts receivable allowances...................   $   3,195       --        $   1,762(1)  $  (2,443)   $   2,514

For the year ended March 31, 1996:
  Accounts receivable allowances...................   $   2,514       --        $   4,615(1)  $  (2,596)   $   4,533

For the year ended March 31, 1997:
  Accounts receivable allowances...................   $   4,533       --        $   1,237(1)  $  (1,860)   $   3,910

------------------------

(1) Amount represents additions to accounts receivable allowances which were charged primarily to revenue.