Form 10-Q
period 1997-06-29
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 1997-08-13
CIK 752431

<Page 1>
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)
  /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 1997, OR

  / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
For the transition period ended__________________ or ___________________

Commission File Number 0-15323

                     NETWORK EQUIPMENT TECHNOLOGIES, INC.
                     ------------------------------------
           (Exact name of registrant as specified in its charter)


         Delaware                                         94-2904044
----------------------------                       ----------------------
(State or other jurisdiction                          (I.R.S. Employer
    of incorporation or                            Identification Number)
       organization)

                              800 Saginaw Drive
                           Redwood City, CA  94063
                                (415) 366-4400
            --------------------------------------------------
            (Address, including zip code, and telephone number
                     including area code, of registrant's
                         principal executive offices)


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

     The number of shares outstanding of the registrant's Common Stock, $.01 par value, on June 29, 1997 was 21,140,504.

=============================================================================
This document consists of 14 pages of which this is page 1.


<Page 2>
                      NETWORK EQUIPMENT TECHNOLOGIES, INC.


                                    INDEX

                                                                      Page
                                                                     Number
                                                                     ------

PART I.       FINANCIAL INFORMATION

   Item 1.    Consolidated Financial Statements

              Condensed Consolidated Balance Sheets -
              June 29, 1997 and March 31, 1997 ......................   3

              Condensed Consolidated Statements of Income -
              three months ended June 29, 1997 and June 30, 1996 ....   4

              Condensed Consolidated Statements of Cash Flows -
              three months ended June 29, 1997 and June 30, 1996 ....   5

              Notes to Condensed Consolidated Financial Statements ..   6

   Item 2.    Management's Discussion and Analysis of
              Results of Operations and Financial Condition .........   8

PART II.      OTHER INFORMATION

   Item 6.    Exhibits and Reports on Form 8-K ......................  12

SIGNATURE     .......................................................  13

EXHIBIT 11.1  Computation of Primary and Fully Diluted
              Earnings Per Share ....................................  14


<Page 3>
                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
                     Condensed Consolidated Balance Sheets
                            (dollars in thousands)

                                                                       June 29,       March 31,
                                                                         1997           1997
                                                                       --------       --------
                                                                     (unaudited)
Assets
Current assets:
     Cash and cash equivalents                                         $ 39,977       $ 39,141
     Temporary cash investments                                          97,799         99,581
     Accounts receivable, net of allowances of $4,175 at June 29
          and $3,910 at March 31                                         86,682         82,986
     Inventories                                                         21,083         22,662
     Deferred income taxes                                                7,418          7,418
     Prepaid expenses and other assets                                    7,602          6,679
                                                                       --------       --------
          Total current assets                                          260,561        258,467
Property and equipment, net                                              31,424         30,009
Software production costs, net                                            5,356          4,616
Other assets                                                              8,844          8,561
                                                                       --------       --------
                                                                       $306,185       $301,653
                                                                       ========       ========

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                  $ 20,926       $ 23,758
     Accrued liabilities                                                 39,350         39,174
                                                                       --------       --------
          Total current liabilities                                      60,276         62,932
7-1/4% convertible subordinated debentures                               25,821         25,821
Stockholders' equity:
     Preferred stock, $.01 par value
          Authorized:  5,000,000 shares,
          Outstanding:  none                                                -              -
     Common stock, $.01 par value
          Authorized:  50,000,000 shares
          Outstanding:  21,141,000 shares at June 29 and
                        21,049,000 shares at March 31                       211            210
     Additional paid-in capital                                         172,936        172,038
     Treasury Stock                                                      (2,171)        (2,545)
     Net unrealized gain (loss) on available-for-sale securities             67            (56)
     Accumulated translation adjustment                                    (353)          (490)
     Retained earnings                                                   49,398         43,743
                                                                       --------       --------
          Total stockholders' equity                                    220,088        212,900
                                                                       --------       --------
                                                                       $306,185       $301,653
                                                                       ========       ========

See Notes to Condensed Consolidated Financial Statements.


<Page 4>
                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
                  Condensed Consolidated Statements of Income
             (in thousands, except per share amounts - unaudited)

                                                     Three Months Ended
                                                  ------------------------
                                                  June 29,        June 30,
                                                    1997            1996
                                                  --------        --------
Revenue:
     Product revenue                              $ 53,517        $ 50,723
     Service and other revenue                      26,456          25,746
                                                  --------        --------
          Total revenue                             79,973          76,469
                                                  --------        --------

Cost of sales:
     Cost of product revenue                        20,428          20,775
     Cost of service and other revenue              17,070          16,321
                                                  --------        --------
         Total cost of sales                        37,498          37,096
                                                  --------        --------

Gross margin                                        42,475          39,373

Operating expenses:
     Sales and marketing                            22,206          19,300
     Research and development                       10,151          10,447
     General and administrative                      2,784           3,073
                                                  --------        --------
          Total operating expenses                  35,141          32,820
                                                  --------        --------

Income from operations                               7,334           6,553

Other income (expense):
     Interest income                                 1,623           1,439
     Interest expense                                 (476)           (633)
     Other                                            (165)           (137)
                                                  --------        --------

Income before income taxes                           8,316           7,222

Income tax provision                                 2,661           2,744
                                                  --------        --------
Net income                                        $  5,655        $  4,478
                                                  ========        ========

Primary and fully diluted earnings per share      $    .26        $    .21
                                                  ========        ========

Shares used in per share computation:
     Primary                                        21,753          21,607
                                                  ========        ========
     Fully diluted                                  22,079          21,607
                                                  ========        ========

See Notes to Condensed Consolidated Financial Statements.


<Page 5>
                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
                Condensed Consolidated Statements of Cash Flows
                         (in thousands - unaudited)

                                                                                Three Months Ended
                                                                             ------------------------
                                                                             June 29,        June 30,
                                                                               1997            1996
                                                                             --------        --------
Cash and Cash Equivalents at Beginning of Period                             $ 39,141        $ 52,319
Net Cash Flows from Operating Activities:
     Net income                                                                 5,655           4,478
     Adjustments to reconcile net income to cash
       provided by operations:
          Depreciation and amortization                                         4,617           4,122
          Restricted stock compensation                                            90              99
          Changes in assets and liabilities:
             Accounts receivable                                               (3,841)          5,316
             Inventories                                                        1,598           2,676
             Prepaid expenses and other assets                                   (922)           (586)
             Accounts payable                                                  (2,834)         (2,316)
             Accrued liabilities                                                  162          (6,788)
                                                                             --------        --------
          Net cash provided by operations                                       4,525           7,001
                                                                             --------        --------

Cash Flows from Investing Activities:
     Purchases of temporary cash investments                                  (23,311)        (33,881)
     Proceeds from maturities of temporary cash investments                    25,216          30,845
     Purchases of property and equipment                                       (5,454)         (3,550)
     Additions to software production costs                                    (1,293)           (895)
     Other                                                                       (260)           (321)
                                                                             --------        --------
          Net cash used for investing activities                               (5,102)         (7,802)
                                                                             --------        --------

Cash Flows from Financing Activities:
     Sale of Common Stock                                                       1,183           1,620
                                                                             --------        --------
          Net cash provided by financing activities                             1,183           1,620
                                                                             --------        --------

Effect of exchange rate changes on cash                                           230             (20)
                                                                             --------        --------

               Net increase in cash and cash equivalents                          836             799
                                                                             --------        --------

Cash and Cash Equivalents at End of Period                                   $ 39,977        $ 53,118
                                                                             ========        ========

Other Cash Flow Information:
   Cash paid (refunded) for:
      Interest                                                               $    934        $  1,229
      Income taxes                                                           $ 10,809        $   (497)
   Non-cash investing and financing activities:
      Income tax benefit arising from employee stock option plans            $    -          $  1,634
      Net unrealized (gain) loss on available-for-sale securities            $   (123)       $     37


See Notes to Condensed Consolidated Financial Statements.


<Page 6>
                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
            Notes to Condensed Consolidated Financial Statements


1.   Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position as of June 29, 1997, and the results of operations and cash flows for the three months ended June 29, 1997 and June 30, 1996. These financial statements should be read in conjunction with the March 31, 1997 audited consolidated financial statements and notes thereto. The results of operations for the three months ended June 29, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1998.


2.   Inventories

     Inventories consist of (in thousands):

                                         June 29,      March 31,
                                           1997          1997
                                       (unaudited)
                                         --------      --------
     Purchased components                $  5,325      $  6,710
     Work-in-process                       13,120        13,675
     Finished goods                         2,638         2,277
                                         --------      --------
                                         $ 21,083      $ 22,662
                                         ========      ========


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


4.   Recently Issued Accounting Standards

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). This standard replaces current earnings per share (EPS) reporting requirements and requires a dual presentation of basic and diluted EPS. As basic EPS excludes dilution by dividing net income by only the weighted average of common shares outstanding for the period, it will result in a higher value than the historically reported primary EPS. Diluted EPS under SFAS 128 is not expected to be significantly different than fully diluted EPS reported historically. This standard will be effective for the Company beginning in the third quarter of fiscal 1998 and will require restatement of prior periods.

<Page 7>

     In June 1997, the FASB adopted SFAS No. 130, "Reporting Comprehensive Income", which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective for the Company beginning April 1, 1998, with earlier application permitted.


<Page 8>
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


This discussion and analysis should be read in conjunction with Management's Discussion and Analysis in the Company's 1997 Annual Report to Shareholders and Part I of the Company's Form 10-K for the fiscal year ended March 31, 1997.


RESULTS OF OPERATIONS

The following table depicts selected data derived from the Company's Consolidated Statements of Income expressed as a percentage of revenue for the periods presented:

                                             Three Months Ended
                                            June 29,    June 30,
Percent of Revenue                            1997        1996
----------------------------------------------------------------
Product revenue                                66.9        66.3
Service and other revenue                      33.1        33.7
                                              -----       -----
     Total revenue                            100.0       100.0
                                              -----       -----

Product gross margin                           61.8        59.0
Service and other revenue gross margin         35.5        36.6
                                              -----       -----
     Total gross margin                        53.1        51.5
                                              -----       -----

Sales and marketing                            27.8        25.2
Research and development                       12.6        13.7
General and administrative                      3.5         4.0
                                              -----       -----
     Total operating expenses                  43.9        42.9
                                              -----       -----

Income from operations                          9.2         8.6
                                              -----       -----

Net income                                      7.1         5.9
                                              =====       =====


Revenue

Total revenue for the first quarter of fiscal 1998 increased 4.6% to $80.0 million from $76.5 million for the first quarter of fiscal 1997. Product revenue increased $2.8 million and service and other revenue increased $.7 million quarter-over-quarter. The 5.5% increase in product revenue was attributable to an increase in international product sales, which grew 45.1% from the first quarter of fiscal 1997 to 52.8% of product revenue. This more than offset a 33.4% quarter-over-quarter decrease in sales through the North American channel. The slight increase in service and other revenue was attributable to an increase in systems integration services in support of product sales to the U.S. government. Overall, international and U.S. federal channel sales represented 40.9% and 31.9% of the Company's total revenue, respectively, for the first quarter of fiscal 1998.


Gross Margin

Total gross margin as a percentage of total revenue increased to 53.1% in the first quarter of fiscal 1998 from 51.5% in the comparable period of fiscal 1997. This increase was composed of a 2.8% increase in product gross margin partially offset by a 1.1% decrease in service and other gross margin.
Product margins increased to 61.8% in the first quarter of fiscal 1998 from 59.0% in the first quarter of fiscal 1997 primarily as a result of a favorable product mix and reduced sales discounts.

<Page 9>
Service and other gross margin decreased slightly to 35.5% in the first quarter of fiscal 1998 from 36.6% in the comparable period of fiscal 1997.
The gross margin on systems integration services in support of product sales to the U.S. government increased to 19.8% for the first quarter of fiscal 1998 from 18.0% for the comparable period of fiscal 1997 due to the mix of products and services provided.

Due to an expected shift in the favorable product mix seen in the first quarter, management expects total gross margin as a percentage of total revenue to decrease during the remainder of fiscal 1998.


Operating Expenses

Operating expenses in the first quarter of fiscal 1998 increased $2.3 million from the first quarter of fiscal 1997, and increased as a percentage of total revenue to 43.9% from 42.9%. Management expects operating expenses to increase slightly during the remainder of fiscal 1998.

Sales and marketing expense in the first quarter of fiscal 1998 increased $2.9 million, or 15.1%, from the first quarter of fiscal 1997, and increased as a percentage of total revenue to 27.8% from 25.2%. The increase in spending was primarily the result of increased trade show, advertising, travel and compensation expenses in conjunction with new product launches. Management expects sales and marketing spending to increase during the remainder of fiscal 1998, while decreasing as a percentage of revenue.

Research and development expense in the first quarter of fiscal 1998 remained fairly flat with the first quarter of fiscal 1997, and decreased as a percentage of total revenue to 12.6% from 13.7%. Management plans to continue funding research and development efforts at levels necessary to advance product programs and expects research and development spending to increase during the remainder of fiscal 1998, while decreasing as a percentage of revenue.

General and administrative expense decreased $.3 million in the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997, and decreased as a percentage of total revenue to 3.5% from 4.0%, respectively. Management expects general and administrative expense to increase slightly for the remainder of fiscal 1998, remaining fairly flat as a percentage of revenue.


Non-Operating Items

Net interest income for the first quarter of fiscal 1998 increased by $.3 million from the comparable period of fiscal 1997.

The first quarter of fiscal 1998 includes a provision for income tax expense of $2.7 million at an effective rate of 32% as compared to $2.7 million at an effective rate of 38% in the first quarter of fiscal 1997. The lower effective tax rate in fiscal 1998 is primarily due to the utilization of foreign net operating loss carryforwards as well as expected U.S. tax benefits on increased export revenue.


BUSINESS ENVIRONMENT AND RISK FACTORS

All statements in this 10-Q that are not historical are forward-looking statements that involve risks and uncertainties including, but not limited to, the risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission. Actual results may differ materially from those projected.

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


<Page 10>
Expense levels are relatively fixed and are set based on expectations regarding future revenue and margin levels. These expectations derive from making judgments on issues such as planned revenue, future technology trends, competitive products and services, pricing and customer requirements, a process that involves evaluation of information that is often unclear and in conflict. All markets for the Company's products are very competitive and dynamic and many are susceptible to changing regulations and political conditions. The Company has limited visibility into factors that could influence its revenue, mix of product orders and other revenue sources and margins, particularly in international markets that are served primarily by non-exclusive resellers.

The Company's products incorporate intellectual property and technology owned by the Company or licensed from third parties. The Company's ability to maintain and enhance the value of its intellectual property and technology and third party licenses will affect future product and service offerings. Moreover, the Company believes that operating results will depend on successful development and introduction of new products and enhancements to existing products and service offerings, including products announced by the Company in July, after the end of the quarterly period reflected in this Report. There can be no assurance that the Company will succeed in such efforts or that customers will accept new, enhanced and existing products and services in quantities and at prices and margins that are consistent with the Company's expectations. The Company's success also depends on its ability to attract and retain employees necessary to support planned development and growth.

The Company's products include components, assemblies and subassemblies that are currently available from single sources and, in some cases, are in short supply. Testing and manufacturing of products designed by N.E.T. are performed at the Company's Redwood City, California, facility. Pursuant to several types of agreements, the Company also resells products designed or manufactured by third parties for order fulfillment, quality control and support of their products. Such products are generally available to end users from sources other than the Company, and are generally sold or licensed by the Company at gross margins that are lower than products designed and manufactured by the Company. There can be no assurance that these third-party manufacturers will be able to meet the Company's future requirements for these products, that the quality control and support provided by these manufacturers will be adequate, or that the Company's gross margins on these products will not be lowered further. Product availability limitations, price increases or business interruptions could adversely impact revenue, margins and earnings.

The Company has distribution, product and technology relationships with a number of significant customers and entities that are considered by the Company to be strategic. Most of the Company's competitors have similar relationships with their respective customers and other parties. Changes in the Company's relationships or changes in similar relationships among competitors could have a material impact on competitive and other factors described above, including the Company's operating results. Also, litigation or other claims based on securities, intellectual property, patent, product, regulatory or other issues or factors could materially adversely affect the Company's business, operating results and finances.

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


<Page 11>
LIQUIDITY AND CAPITAL RESOURCES

As of June 29, 1997, the Company had cash, cash equivalents and temporary cash investments of $137.8 million, as compared to $138.7 million as of March 31, 1997. Cash provided by operations was $4.5 million during the first quarter of fiscal 1998, which was a $2.5 million decrease from the cash provided by operations from the comparable period of the prior year. This decrease was principally due to an increase in accounts receivable during the first quarter of fiscal 1998 as compared to a decrease during the first quarter of fiscal 1997. The increase in accounts receivable, which was primarily attributable to a few, very large carrier and international customer accounts, led to an increase in days sales outstanding to 97 days from 83 days, quarter-over-quarter.

Net cash used for investing activities of $5.1 million in the first quarter of fiscal 1998 consisted primarily of purchases of property and equipment of $5.5 million and an increase in software production costs of $1.3 million, offset partially by net proceeds of temporary cash investments of $1.9 million.

Net cash provided by financing activities of $1.2 million in the first quarter of fiscal 1998 pertains to the issuance of Common Stock relating to the employee stock benefit plans.

As of June 29, 1997, the Company had available an unsecured $10.0 million line of credit. Borrowings under this committed facility are available through May 1998 and would bear interest at the bank's base rate (which approximates prime). At June 29, 1997, there were no outstanding borrowings under this facility.

In April 1997, the Company entered into a 12-year operating lease agreement pursuant to which a new corporate headquarters facility will be built in Fremont, California. In conjunction with the project management and design and construction of the new facility, the Company expects to incur expenditures during the remainder of fiscal 1998, the significant portion of which it plans to capitalize. Management expects to fund the leasehold improvements with available cash and investments. The Company plans to move to its new headquarters when the buildings are completed, which is expected to occur during the first half of fiscal 1999. The Company's current headquarters' lease expires in October 1998.

The Company believes that current cash and cash equivalents, temporary cash investments and cash flows from operations will be sufficient to fund operations, including costs associated with the new headquarters' facility, purchases of capital equipment and research and development programs currently planned at least through the next twelve months.


<Page 12>
                                    PART II


                               OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 11.1: Statement re: Computation of Primary and Fully Diluted Earnings Per Share.

          (b)  Reports on Form 8-K

               No report on Form 8-K was filed by the Company during its fiscal quarter ended June 29, 1997.


<Page 13>
                                 SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





(REGISTRANT)                         NETWORK EQUIPMENT TECHNOLOGIES, INC.

BY (SIGNATURE)                       /s/ Craig M. Gentner

(NAME AND TITLE)                     Craig M. Gentner
                                     Senior Vice President, Chief Financial
                                     Officer and Corporate Secretary
                                     (Principal Financial and Accounting
                                     Officer)