Form 10-Q
period 1997-09-28
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 1997-11-12
CIK 752431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)
  /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 1997, OR

  / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
For the transition period ended ____________________ or _____________________

Commission File Number 0-15323

                     NETWORK EQUIPMENT TECHNOLOGIES, INC.
                     ------------------------------------
            (Exact name of registrant as specified in its charter)


             Delaware                                   94-2904044
     ------------------------                        ----------------
  (State or other jurisdiction                       (I.R.S. Employer
       of incorporation or                        Identification Number)
         organization)

                              800 Saginaw Drive
                           Redwood City, CA  94063
                               (650) 366-4400
           ----------------------------------------------------
            (Address, including zip code, and telephone number
                   including area code, of registrant's
                        principal executive offices)


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

     The number of shares outstanding of the registrant's Common Stock, $.01 par value, on September 28, 1997 was 21,288,020.

==============================================================================
This document consists of 15 pages of which this is page 1.


<PAGE 2>

                     NETWORK EQUIPMENT TECHNOLOGIES, INC.


                                    INDEX

                                                                         Page
                                                                        Number
                                                                        ------

PART I.       FINANCIAL INFORMATION

   Item 1.    Consolidated Financial Statements

              Condensed Consolidated Balance Sheets -
              September 28, 1997 and March 31, 1997 .....................   3

              Condensed Consolidated Statements of Income - Quarter and
              Six Months ended September 28, 1997 and September 29, 1996.   4

              Condensed Consolidated Statements of Cash Flows - Six
              Months Ended September 28, 1997 and September 29, 1996 ....   5

              Notes to Condensed Consolidated Financial Statements ......   6

   Item 2.    Management's Discussion and Analysis of
              Results of Operations and Financial Condition .............   8

PART II.      OTHER INFORMATION

   Item 4.    Submission of Matters to a Vote of Security Holders .......  13

   Item 5.    Other Information .........................................  13

   Item 6.    Exhibits and Reports on Form 8-K ..........................  13

SIGNATURE     ...........................................................  14

EXHIBIT 11.1  Computation of Primary and Fully Diluted
              Earnings Per Share ........................................  15


<Page 3>

                     NETWORK EQUIPMENT TECHNOLOGIES, INC.
                    Condensed Consolidated Balance Sheets
                           (dollars in thousands)

                                                                September 28,     March 31,
                                                                     1997           1997
                                                                   --------       --------
                                                                 (unaudited)
Assets
Current assets:
     Cash and cash equivalents                                     $ 51,310       $ 39,141
     Temporary cash investments                                      96,571         99,581
     Accounts receivable, net of allowances of $3,485 at
        September 28 and $3,910 at March 31                          79,005         82,986
     Inventories                                                     21,847         22,662
     Deferred income taxes                                            7,418          7,418
     Prepaid expenses and other assets                                7,754          6,679
                                                                   --------       --------
          Total current assets                                      263,905        258,467
Property and equipment, net                                          33,053         30,009
Software production costs, net                                        5,704          4,616
Other assets                                                         10,728          8,561
                                                                   --------       --------
                                                                   $313,390       $301,653
                                                                   ========       ========

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                              $ 18,945       $ 23,758
     Accrued liabilities                                             40,661         39,174
                                                                   --------       --------
          Total current liabilities                                  59,606         62,932
7-1/4% convertible subordinated debentures                           25,821         25,821
Stockholders' equity:
     Preferred stock, $.01 par value
          Authorized:   5,000,000 shares,
          Outstanding:  none                                            -              -
     Common stock, $.01 par value
          Authorized:   50,000,000 shares
          Outstanding:  21,288,000 shares at September 28 and
                        21,049,000 shares at March 31                   213            210
     Additional paid-in capital                                     174,916        172,038
     Treasury stock                                                  (1,851)        (2,545)
     Net unrealized gain (loss) on available-for-sale securities        190            (56)
     Accumulated translation adjustment                                (662)          (490)
     Retained earnings                                               55,157         43,743
                                                                   --------       --------
          Total stockholders' equity                                227,963        212,900
                                                                   --------       --------
                                                                   $313,390       $301,653
                                                                   ========       ========


See Notes to Condensed Consolidated Financial Statements.


<Page 4>

                       NETWORK EQUIPMENT TECHNOLOGIES, INC.
                   Condensed Consolidated Statements of Income
               (in thousands, except per share amounts - unaudited)

                                                    Quarter Ended           Six Months Ended
                                                Sept. 28,   Sept. 29,     Sept. 28,   Sept. 29,
                                                   1997        1996          1997        1996
                                                --------    --------      --------    --------
Revenue:
     Product revenue                            $ 50,049    $ 51,012      $103,566    $101,735
     Service and other revenue                    27,798      27,386        54,254      53,132
                                                --------    --------      --------    --------
          Total revenue                           77,847      78,398       157,820     154,867
                                                --------    --------      --------    --------

Cost of sales:
     Cost of product revenue                      19,363      22,324        39,791      43,099
     Cost of service and other revenue            16,466      18,249        33,536      34,570
                                                --------    --------      --------    --------
          Total cost of sales                     35,829      40,573        73,327      77,669
                                                --------    --------      --------    --------

Gross margin                                      42,018      37,825        84,493      77,198

Operating expenses:
     Sales and marketing                          20,704      17,917        42,910      37,217
     Research and development                     10,760       9,931        20,911      20,378
     General and administrative                    2,959       2,586         5,743       5,659
                                                --------    --------      --------    --------
          Total operating expenses                34,423      30,434        69,564      63,254
                                                --------    --------      --------    --------

Income from operations                             7,595       7,391        14,929      13,944

Other income (expense):
     Interest income                               1,522       1,559         3,145       2,998
     Interest expense                               (449)       (609)         (925)     (1,242)
     Other                                          (198)        (42)         (363)       (179)
                                                --------    --------      --------    --------

Income before income taxes                         8,470       8,299        16,786      15,521

Income tax provision                               2,711       3,154         5,372       5,898
                                                --------    --------      --------    --------

Income before extraordinary gain                   5,759       5,145        11,414       9,623

Extraordinary gain on repurchase of debentures       -           444           -           444
                                                --------    --------      --------    --------

Net income                                      $  5,759    $  5,589      $ 11,414    $ 10,067
                                                ========    ========      ========    ========

Primary and fully diluted earnings per share:
     Income before extraordinary gain           $    .26    $    .24      $    .52    $    .45
                                                ========    ========      ========    ========
     Net income                                 $    .26    $    .26      $    .52    $    .47
                                                ========    ========      ========    ========

Shares used in per share computation:
     Primary                                      22,208      21,295        21,980      21,451
                                                ========    ========      ========    ========
     Fully diluted                                22,208      21,295        22,144      21,579
                                                ========    ========      ========    ========


See Notes to Condensed Consolidated Financial Statements.


<Page 5>

                    NETWORK EQUIPMENT TECHNOLOGIES, INC.
               Condensed Consolidated Statements of Cash Flows
                        (in thousands - unaudited)

                                                                          Six Months Ended
                                                                        Sept. 28,   Sept. 29,
                                                                           1997        1996
                                                                        --------    --------
Cash and Cash Equivalents at Beginning of Period                        $ 39,141    $ 52,319
Net Cash Flows from Operating Activities:
     Net income                                                           11,414      10,067
     Adjustments to reconcile net income to cash
       provided by operations:
          Extraordinary credit--gain on repurchase of debentures             -          (444)
          Depreciation and amortization                                    9,149       8,397
          Restricted stock compensation                                      180         198
          Changes in assets and liabilities:
             Accounts receivable                                           3,665      (4,395)
             Inventories                                                     784       5,198
             Prepaid expenses and other assets                            (1,104)       (953)
             Accounts payable                                             (4,766)     (1,527)
             Accrued liabilities                                           2,264      (3,773)
                                                                        --------    --------
          Net cash provided by operations                                 21,586      12,768
                                                                        --------    --------

Cash Flows from Investing Activities:
     Purchases of temporary cash investments                             (47,277)    (71,639)
     Proceeds from maturities of temporary cash investments               50,533      60,243
     Purchases of property and equipment                                 (11,139)     (6,418)
     Additions to software production costs                               (2,216)     (1,376)
     Other                                                                (2,194)       (323)
                                                                        --------    --------
          Net cash used for investing activities                         (12,293)    (19,513)
                                                                        --------    --------

Cash Flows from Financing Activities:
     Sale of Common Stock                                                  2,759       2,564
     Purchase of Common Stock                                                -        (2,722)
     Repurchase of convertible subordinated debentures                       -        (3,869)
                                                                        --------    --------
          Net cash provided by (used for) financing activities             2,759      (4,027)
                                                                        --------    --------

Effect of exchange rate changes on cash                                      117         (84)
                                                                        --------    --------

               Net increase (decrease) in cash and cash equivalents       12,169     (10,856)
                                                                        --------    --------

Cash and Cash Equivalents at End of Period                              $ 51,310    $ 41,463
                                                                        ========    ========

Other Cash Flow Information:
     Cash paid during the period for:
          Interest                                                      $    943    $  1,347
          Income taxes                                                  $ 12,487    $  3,557
     Non-cash investing and financing activities:
          Income tax benefit arising from employee stock option plans   $    636    $  1,634


See Notes to Condensed Consolidated Financial Statements.


<Page 6>

                    NETWORK EQUIPMENT TECHNOLOGIES, INC.
         Notes to Condensed Consolidated Financial Statements


1.   Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position as of September 28, 1997, and the results of operations and cash flows for the quarter and six months ended September 28, 1997 and September 29, 1996. These financial statements should be read in conjunction with the March 31, 1997 audited consolidated financial statements and notes thereto. The results of operations for the six months ended September 28, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1998.


2.   Inventories

     Inventories consist of (in thousands):

                                   September 28,   March 31,
                                       1997          1997
                                     --------      --------
                                    (unaudited)
     Purchased components            $  5,019      $  6,710
     Work-in-process                   13,795        13,675
     Finished goods                     3,033         2,277
                                     --------      --------
                                     $ 21,847      $ 22,662
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


4.   Recently Issued Accounting Standards

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). This standard replaces current earnings per share (EPS) reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

<Page 7>

     This standard will be effective for the Company beginning in the third quarter of fiscal 1998 and will require restatement of prior periods. If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $.27 for both quarters ended September 28, 1997 and September 29, 1996, and would have been $.54 and $.48 for the respective year-to-date periods. Diluted EPS under SFAS 128 would have remained the same as currently reported.

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


<Page 8)

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


RESULTS OF OPERATIONS

The following table depicts selected data derived from the Company's Consolidated Statements of Income expressed as a percentage of revenue for the periods presented:

                                              Quarter Ended        Six Months Ended
                                          Sept. 28,  Sept. 29,   Sept. 28,  Sept. 29,
Percent of Revenue                           1997       1996        1997       1996
-------------------------------------------------------------------------------------
Product revenue                               64.3       65.1        65.6       65.7
Service and other revenue                     35.7       34.9        34.4       34.3
                                             -----      -----       -----      -----
     Total revenue                           100.0      100.0       100.0      100.0
                                             -----      -----       -----      -----

Product gross margin                          61.3       56.2        61.6       57.6
Service and other revenue gross margin        40.8       33.4        38.2       34.9
                                             -----      -----       -----      -----
     Total gross margin                       54.0       48.2        53.5       49.8
                                             -----      -----       -----      -----

Sales and marketing                           26.6       22.8        27.2       24.0
Research and development                      13.8       12.7        13.2       13.1
General and administrative                     3.8        3.3         3.6        3.7
                                             -----      -----       -----      -----
     Total operating expenses                 44.2       38.8        44.0       40.8
                                             -----      -----       -----      -----

Income from operations                         9.8        9.4         9.5        9.0
                                             -----      -----       -----      -----

Net income                                     7.4        7.1         7.2        6.5
                                             =====      =====       =====      =====


Revenue

Total revenue for the second quarter of fiscal 1998 decreased less than one percent from the second quarter of fiscal 1997, and increased 1.9% on a year-to-date basis. Similarly, product revenue for the second quarter of fiscal 1998 decreased 1.9%, or $1.0 million, but increased on a year-to-date basis 1.8%, or $1.8 million, from the comparable periods of the prior year. A decrease in sales through the North American channel from the prior year negatively impacted both the quarter and year-to-date periods. Partially offsetting this decline was an increase in product sales through the U.S. federal channel for both periods and a year-to-date increase in international product sales, which grew 16.4% from fiscal 1997 to 49.3% of product revenue for the first six months of fiscal 1998. During the quarter, the Company announced and shipped a number of new products. While sales of these new products added incrementally to revenue, the lower-than-expected volume coupled with issues related to a major product transition, have contributed to the overall flatness of product revenue from the prior quarter and prior year periods.

Service and other revenue for the second quarter and first six months of fiscal 1998 increased $.4 million and $1.1 million, respectively, from the comparable periods of fiscal 1997. This increase was attributable to an increase in service revenue, partially offset by a decrease in revenue from systems integration services in support of product sales to the U.S. government.

<Page 9>

Gross Margin

Total gross margin as a percentage of total revenue increased to 54.0% and 53.5% for the second quarter and first six months of fiscal 1998 from 48.2% and 49.8%, respectively, for the comparable periods of fiscal 1997. Increases for both periods resulted from improvements in both the product and service and other gross margins. Product margins increased to 61.3% and 61.6% for the second quarter and first six months of fiscal 1998, respectively, from 56.2% and 57.6% in the comparable periods of the prior year. The quarter-over-quarter increase primarily resulted from a favorable channel mix, as an increased percentage of the quarter's revenue represented sales through the U.S. federal channel and a decreased percentage through the Asia Pacific/Latin American channel. Additionally, both the quarter and year-to-date product margins were positively impacted by a favorable product mix.

Service and other gross margin increased to 40.8% and 38.2% in the second quarter and first six months of fiscal 1998 from 33.4% and 34.9%, respectively, in the comparable periods of fiscal 1997. Contributing to the increase in these margins were improvements in both the service margin and the margin on systems integration services in support of product sales to the U.S. government, which increased to 21.7% for the first six months of fiscal 1998 from 16.7% for the comparable period of fiscal 1997.

Due to planned shifts in product and channel mix, management expects total gross margin as a percentage of total revenue to decrease slightly during the remainder of fiscal 1998.

Operating Expenses

Operating expenses in the second quarter and first six months of fiscal 1998 increased $4.0 million and $6.3 million from the comparable periods of the prior year, and increased as a percentage of total revenue to 44.2% from 38.8% quarter-over-quarter and 44.0% from 40.8% year-over-year. Management expects operating expenses to increase slightly during the remainder of fiscal 1998.

Sales and marketing expense increased $2.8 million and $5.7 million in the second quarter and first six months of fiscal 1998, respectively, from the comparable periods of fiscal 1997. The increase in spending quarter-over-quarter is primarily a result of increased compensation expense in support of the marketing infrastructure. On a year-to-date basis, the increase in spending was primarily the result of increased trade show, advertising, travel and compensation expenses in conjunction with new product launches.
Management expects sales and marketing spending to increase during the remainder of fiscal 1998, while decreasing as a percentage of revenue.

Research and development expense increased $.8 million and $.5 million in the second quarter and first six months of fiscal 1998, respectively, from the comparable periods of fiscal 1997, and increased as a percentage of total revenue to 13.8% from 12.7% quarter-over-quarter, remaining flat at approximately 13.2% of revenue year-over-year. Management plans to continue funding research and development efforts at levels necessary to advance product programs and expects research and development spending to increase during the remainder of fiscal 1998, while decreasing as a percentage of revenue.

General and administrative expense increased $.4 million and $.1 million in the second quarter and first six months of fiscal 1998, respectively, from the comparable periods of fiscal 1997, and remained fairly flat as a percentage of total revenue. Management expects general and administrative expense to increase slightly for the remainder of fiscal 1998, remaining fairly flat as a percentage of revenue.

<Page 10>

Non-Operating Items

Net interest income for the second quarter of fiscal 1998 remained fairly flat at $1.1 million and increased on a year-to-date basis by $.5 million from the comparable period of fiscal 1997.

The second quarter and first six months of fiscal 1998 included a provision for income tax expense of $2.7 million and $5.4 million, respectively, at an effective rate of 32% as compared to $3.2 million and $5.9 million at an effective rate of 38% in the second quarter and first six months of fiscal 1997. The lower effective tax rate in fiscal 1998 is primarily due to the utilization of foreign net operating loss carryforwards as well as expected U.S. tax benefits on increased export revenue.

The results for the second quarter and first six months of fiscal 1997 also incuded an extraordinary gain of $.4 million, or two cents per share, arising from the repurchase of $4.7 million of convertible subordinated debentures.


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

<Page 11>

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


LIQUIDITY AND CAPITAL RESOURCES

As of September 28, 1997, the Company had cash, cash equivalents and temporary cash investments of $147.9 million, as compared to $138.7 million as of March 31, 1997. Cash provided by operations was $21.6 million during the first six months of fiscal 1998, which was an $8.8 million increase from the cash provided by operations from the comparable period of the prior year. This additional cash was principally generated by a decrease in accounts receivable during the first six months of fiscal 1998 as compared to an increase in the comparable period of fiscal 1997.

Net cash used for investing activities of $12.3 million for the first six months of fiscal 1998 consisted primarily of purchases of property and equipment of $11.1 million and an increase in software production costs of $2.2 million, offset partially by net proceeds of temporary cash investments of $3.3 million.

Net cash provided by financing activities of $2.8 million for the first six months of fiscal 1998 pertains to the issuance of Common Stock relating to the employee stock benefit plans.

As of September 28, 1997, the Company had available an unsecured $10.0 million line of credit. Borrowings under this committed facility are available through May 1998 and would bear interest at the bank's base rate (which approximates prime). At September 28, 1997, there were no outstanding borrowings under this facility.

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

<Page 12>

The Company believes that current cash and cash equivalents, temporary cash investments and cash flows from operations will be sufficient to fund operations, including costs associated with the new headquarters' facility, purchases of capital equipment and research and development programs currently planned at least through the next twelve months.


<Page 13>

                                   PART II

                             OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

         On August 12, 1997, the Company held its Annual Meeting of Stockholders. At this meeting, the stockholders voted to (1) elect Joseph J. Francesconi and Walter J. Gill as directors. Joseph J. Francesconi received 18,391,917 votes in favor and 888,112 votes against and Walter J. Gill received 18,385,816 votes in favor and 894,213 votes against. Continuing as directors are Dixon R. Doll, James K. Dutton, and Hans A. Wolf; and (2) approve amendments to the Company's 1993 Stock Option Plan to increase the number of shares available for issuance thereunder by 2,000,000 and to reflect changes to the stockholder approval requirements of Securities and Exchange Commission Rule 16b-3 as follows: 8,488,875 votes in favor, 5,558,927 votes against, and 253,821 votes abstaining; and (3) ratify the appointment of Deloitte and Touche LLP as independent public accountants of the Company for the fiscal year ending March 31, 1998 as follows: 19,195,239 votes in favor, 29,669 votes against, and 55,121 votes abstaining.



Item 5.  Other Information

         On October 23, 1997, George M. Scalise was elected as a Class III Director and was appointed to the Nominating Committee of the Board of Directors.



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 11: Statement re: Computation of Primary and Fully Diluted Earnings Per Share.

         (b)  Reports on Form 8-K

              No report on Form 8-K was filed by the Company during its fiscal quarter ended September 28, 1997.


<Page 14>

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