Form 10-Q
period 1997-12-28
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 1998-02-10
CIK 752431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 1997

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period ended or

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

                                800 Saginaw Drive
                             Redwood City, CA 94063
                                 (650) 366-4400
               (Address, including zip code, and telephone number
                      including area code, of registrant's
                          principal executive offices)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             Yes _X_           No___

     The number of shares outstanding of the registrant's Common Stock, $.01 par value, on December 28, 1997 was 21,381,524.

================================================================================

This document consists of 13 pages of which this is page 1.

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.



                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I.  Financial Information

     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets -
             December 28, 1997 and March 31, 1997 ............................3

             Condensed Consolidated Statements of Income - Quarter
             and Nine Months Ended December 28, 1997 and
             December 29, 1996 ...............................................4

             Condensed Consolidated Statements of Cash Flows -
             Nine Months Ended December 28, 1997 and December 29, 1996 .......5

             Notes to Condensed Consolidated Financial Statements ............6

     Item 2. Management's Discussion and Analysis of
             Results of Operations and Financial Condition ...................7

PART II. Other Information

     Item 6. Exhibits and Reports on Form 8-K ...............................12

SIGNATURE....................................................................13

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)


                                                            December 28,      March 31,
                                                                1997            1997
                                                                ----            ----
                                                            (unaudited)
Assets
Current assets:
      Cash and cash equivalents                             $  43,822        $  39,141
      Temporary cash investments                              105,598           99,581
      Accounts receivable, net of allowances
         of $3,980 at  December 28 and
         $3,910 at March 31                                    76,755           82,986
      Inventories                                              23,456           22,662
      Deferred income taxes                                     7,418            7,418
      Prepaid expenses and other assets                         7,441            6,679
                                                            ---------        ---------
           Total current assets                               264,490          258,467
Property and equipment, net                                    32,755           30,009
Software production costs, net                                  5,465            4,616
Other assets                                                   10,725            8,561
                                                            ---------        ---------
                                                            $ 313,435        $ 301,653
                                                            =========        =========

Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable                                      $  16,103        $  23,758
      Accrued liabilities                                      39,581           39,174
                                                            ---------        ---------
           Total current liabilities                           55,684           62,932
7-1/4% convertible subordinated debentures                     25,821           25,821
Stockholders' equity:
      Preferred stock, $.01 par value
           Authorized:  5,000,000 shares,
           Outstanding:  none                                    --               --
      Common stock, $.01 par value
           Authorized:  50,000,000 shares
           Outstanding:  21,382,000 shares at December 28
             and 21,049,000 shares at March 31                    214              210
      Additional paid-in capital                              175,670          172,038
      Treasury stock                                           (1,430)          (2,545)
      Net unrealized gain (loss) on available-for-sale
           securities                                             165              (56)
      Accumulated translation adjustment                         (323)            (490)
      Retained earnings                                        57,634           43,743
                                                            ---------        ---------
           Total stockholders' equity                         231,930          212,900
                                                            ---------        ---------
                                                            $ 313,435        $ 301,653
                                                            =========        =========


See Notes to Condensed Consolidated Financial Statements.

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
                   Condensed Consolidated Statements of Income
              (in thousands, except per share amounts - unaudited)


                                                     Quarter Ended            Nine Months Ended
                                                 Dec. 28,      Dec. 29,     Dec. 28,     Dec. 29,
                                                   1997         1996         1997         1996
                                                   ----         ----         ----         ----
Revenue:
      Product revenue                            $  45,154    $  56,096    $ 148,720    $ 157,831
      Service and other revenue                     26,802       27,206       81,056       80,338
                                                 ---------    ---------    ---------    ---------
           Total revenue                            71,956       83,302      229,776      238,169
                                                 ---------    ---------    ---------    ---------

Cost of sales:
      Cost of product revenue                       17,943       23,586       57,734       66,685
      Cost of service and other revenue             16,649       17,988       50,185       52,558
                                                 ---------    ---------    ---------    ---------
           Total cost of sales                      34,592       41,574      107,919      119,243
                                                 ---------    ---------    ---------    ---------

Gross margin                                        37,364       41,728      121,857      118,926

Operating expenses:
      Sales and marketing                           20,879       20,061       63,789       57,278
      Research and development                      10,840       10,015       31,751       30,393
      General and administrative                     3,083        2,914        8,826        8,573
                                                 ---------    ---------    ---------    ---------
           Total operating expenses                 34,802       32,990      104,366       96,244
                                                 ---------    ---------    ---------    ---------

Income from operations                               2,562        8,738       17,491       22,682

Other income (expense):
      Interest income                                1,776        1,365        4,921        4,363
      Interest expense                                (517)        (537)      (1,442)      (1,779)
      Other                                           (179)        (130)        (542)        (309)
                                                 ---------    ---------    ---------    ---------

Income before income taxes                           3,642        9,436       20,428       24,957

Income tax provision                                 1,165        2,816        6,537        8,714
                                                 ---------    ---------    ---------    ---------

Income before extraordinary gain                     2,477        6,620       13,891       16,243

Extraordinary gain on repurchase of debentures        --           --           --            444
                                                 ---------    ---------    ---------    ---------

Net income                                       $   2,477    $   6,620    $  13,891    $  16,687
                                                 =========    =========    =========    =========

Basic earnings per share:
      Income before extraordinary gain           $     .12    $     .32    $     .66    $     .78
                                                 =========    =========    =========    =========
      Net income                                 $     .12    $     .32    $     .66    $     .80
                                                 =========    =========    =========    =========

Diluted earnings per share:
      Income before extraordinary gain           $     .11    $     .31    $     .63    $     .75
                                                 =========    =========    =========    =========
      Net income                                 $     .11    $     .31    $     .63    $     .77
                                                 =========    =========    =========    =========

Shares used in computation:
      Basic                                         21,313       20,861       21,191       20,856
                                                 =========    =========    =========    =========
      Diluted                                       22,084       21,408       22,070       21,614
                                                 =========    =========    =========    =========


See Notes to Condensed Consolidated Financial Statements.

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                           (in thousands - unaudited)

                                                                            Nine Months Ended
                                                                          Dec. 28,      Dec. 29,
                                                                            1997          1996
                                                                            ----          ----
Cash and Cash Equivalents at Beginning of Period                         $  39,141    $  52,319
                                                                         ---------    ---------
Net Cash Flows from Operating Activities:
      Net income                                                            13,891       16,687
      Adjustments to reconcile net income to cash
          provided by operations:
           Extraordinary credit--gain on repurchase of debentures             --           (444)
           Depreciation and amortization                                    13,975       12,830
           Restricted stock compensation                                       270          297
Changes in assets and liabilities:
                 Accounts receivable                                         6,323       (9,477)
                 Inventories                                                  (761)       7,571
                 Prepaid expenses and other assets                            (763)      (1,482)
                 Accounts payable                                           (7,647)      (1,113)
                 Accrued liabilities                                           979       (2,212)
                                                                         ---------    ---------
Net cash provided by operations                                             26,267       22,657
                                                                         ---------    ---------

Cash Flows from Investing Activities:
      Purchases of temporary cash investments                              (68,828)    (117,929)
      Proceeds from maturities of temporary cash investments                63,032       91,814
      Purchases of property and equipment                                  (14,985)      (8,863)
      Additions to software production costs                                (2,544)      (1,957)
      Other                                                                 (2,134)        (357)
                                                                         ---------    ---------
      Net cash used for investing activities                               (25,459)     (37,292)
                                                                         ---------    ---------

Cash Flows from Financing Activities:
      Sale of common stock                                                   3,845        3,614
      Repurchase of common stock                                              --         (2,722)
      Repayments of borrowings                                                --         (3,869)
                                                                         ---------    ---------
           Net cash provided by (used for) financing activities              3,845       (2,977)
                                                                         ---------    ---------

Effect of exchange rate changes on cash                                         28         (427)
                                                                         ---------    ---------

                 Net increase (decrease) in cash and cash equivalents        4,681      (18,039)
                                                                         ---------    ---------

Cash and Cash Equivalents at End of Period                               $  43,822    $  34,280
                                                                         =========    =========

Other Cash Flow Information:
      Cash paid for:
           Interest                                                      $   1,880    $   2,396
           Income taxes                                                  $   5,912    $   4,252
      Non-cash investing and financing activities:
           Income tax benefit arising from employee stock option plans   $     636    $   1,634

See Notes to Condensed Consolidated Financial Statements.

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements

1.   Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position as of December 28, 1997, and the results of operations and cash flows for the quarter and nine months ended December 28, 1997 and December 29, 1996. These financial statements should be read in conjunction with the March 31, 1997 audited consolidated financial statements and notes thereto. The results of operations for the nine months ended December 28, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1998.

2.   Inventories

     Inventories consist of (in thousands):

                                                    December 28,       March 31,
                                                        1997             1997
                                                        ----             ----
                                                    (unaudited)

     Purchased components                              $ 4,650         $ 6,710
     Work-in-process                                    16,161          13,675
     Finished goods                                      2,645           2,277
                                                       -------         -------
                                                       $23,456         $22,662
                                                       =======         =======

3.   Earnings Per Share

     In the third quarter of fiscal 1998, the Company implemented Statement of Financial Accounting Standards No. 128, "Earnings per Share". This standard replaces previous earnings per share reporting requirements and requires restatement of prior periods. Basic earnings per share has been computed based upon the weighted average number of common shares outstanding for the periods presented. For diluted earnings per share, shares used in the per share computation include weighted average common and common equivalent shares outstanding. Common equivalent shares consist of shares issuable upon the assumed exercise of dilutive stock options and totalled 771,000 and 547,000 for the quarters ended December 28, 1997 and December 29, 1996, respectively, and 879,000 and 753,000 for the nine months ended December 28, 1997 and December 29, 1996, respectively.

4.   Recently Issued Accounting Standard

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


RESULTS OF OPERATIONS

The following table depicts selected data derived from the Company's Consolidated Statements of Income expressed as a percentage of revenue for the periods presented:

-----------------------------------------------------------------------------------------
                                                 Quarter Ended         Nine Months Ended
                                                 -------------         -----------------
                                               Dec. 28,   Dec. 29,    Dec. 28,   Dec. 29,
Percent of Revenue                              1997       1996        1997       1996
-----------------------------------------------------------------------------------------
Product revenue                                  62.8       67.3        64.7       66.3
Service and other revenue                        37.2       32.7        35.3       33.7
                                                -----      -----       -----      -----
     Total revenue                              100.0      100.0       100.0      100.0
                                                -----      -----       -----      -----


Product gross margin                             60.3       58.0        61.2       57.7
Service and other revenue gross margin           37.9       33.9        38.1       34.6
                                                -----      -----       -----      -----
     Total gross margin                          51.9       50.1        53.0       49.9
                                                -----      -----       -----      -----

Sales and marketing                              29.0       24.1        27.8       24.0
Research and development                         15.1       12.0        13.8       12.8
General and administrative                        4.3        3.5         3.8        3.6
                                                -----      -----       -----      -----
     Total operating expenses                    48.4       39.6        45.4       40.4
                                                -----      -----       -----      -----

Income from operations                            3.5       10.5         7.6        9.5
                                                -----      -----       -----      -----

Net income                                        3.4        7.9         6.0        7.0
                                                -----      -----       -----      -----
-----------------------------------------------------------------------------------------

Revenue

Total revenue for the third quarter and first nine months of fiscal 1998 decreased 13.6% and 3.5%, respectively, from the comparable periods of fiscal 1997. Product revenue for the third quarter of fiscal 1998 decreased 19.5%, or $10.9 million, and on a year-to-date basis decreased 5.8%, or $9.1 million, from the comparable periods of the prior year. A decrease in sales through the North American channel from the prior year negatively impacted both the quarter and year-to-date periods. Decreases in international product sales, partially as a result of the recent economic events in Asia, also had a negative impact on third quarter revenues. During the second quarter of fiscal 1998, the Company announced and shipped a number of new products. While sales of these new products have added incrementally to revenue, the lower-than-expected volume coupled with issues related to a major product transition, have contributed to the weakness of product revenue as compared to prior year periods. Management expects the impact of the economic events in Asia and Latin America, as well as product transition issues, to continue to impact product revenues for at least the remainder of fiscal 1998.

Service and other revenue decreased slightly quarter-over-quarter, and increased $.7 million for the first nine months of fiscal 1998 from the comparable periods of fiscal 1997. The year-over-year increase was attributable to an increase in service revenue, partially offset by a decrease in revenue from systems integration services in support of product sales to the U.S. government.

Gross Margin

Total gross margin as a percentage of total revenue increased to 51.9% and 53.0% for the third quarter and first nine months of fiscal 1998 from 50.1% and 49.9%, respectively, for the comparable periods of fiscal 1997. Increases for both periods resulted from improvements in both the product and service and other gross margins. Product margins increased to 60.3% and 61.2% for the third quarter and first nine months of fiscal 1998, respectively, from 58.0% and 57.7% in the comparable periods of the prior year. The quarter-over-quarter increase primarily resulted from a favorable channel mix, as an increased percentage of the quarter's revenue represented sales through domestic channels and a decreased percentage through the international channels. Additionally, both the quarter and year-to-date product margins were positively impacted by a favorable product mix.

Service and other gross margin increased to 37.9% and 38.1% in the third quarter and first nine months of fiscal 1998 from 33.9% and 34.6%, respectively, in the comparable periods of fiscal 1997. Contributing to the increase in these margins were improvements in both the service margin and the margin on systems integration services in support of product sales to the U.S. government, which increased to 22.4% for the first nine months of fiscal 1998 from 19.0% for the comparable period of fiscal 1997.

Management expects total gross margin as a percentage of total revenue to remain fairly constant during the remainder of fiscal 1998.

Operating Expenses

Operating expenses in the third quarter and first nine months of fiscal 1998 increased $1.8 million and $8.1 million from the comparable periods of the prior year, and increased as a percentage of total revenue to 48.4% from 39.6% quarter-over-quarter and 45.4% from 40.4% year-over-year. Management expects operating expenses to increase during the remainder of fiscal 1998.

Sales and marketing expense increased $.8 million and $6.5 million in the third quarter and first nine months of fiscal 1998, respectively, from the comparable periods of fiscal 1997. The increase in spending for both periods is primarily a result of increased compensation expense in support of the marketing infrastructure. On a year-to-date basis, the increase in spending also resulted from increased trade show, advertising, travel and compensation expenses in conjunction with new product launches. Management expects sales and marketing spending to increase during the remainder of fiscal 1998.

Research and development expense increased $.8 million and $1.4 million in the third quarter and first nine months of fiscal 1998, respectively, from the comparable periods of fiscal 1997, and increased as a percentage of total revenue to 15.1% from 12.0% quarter-over-quarter and 13.8% from 12.8% year-over-year. The increase for both periods is primarily due to an increase in costs associated with the purchase of capital equipment to support product development and an increase in costs associated with efforts to recruit and retain engineering personnel. Management plans to continue funding research and development efforts at levels necessary to advance product programs and expects research and development spending to remain fairly constant during the remainder of fiscal 1998.

General and administrative expense increased $.2 million and $.3 million in the third quarter and first nine months of fiscal 1998, respectively, from the comparable periods of fiscal 1997, and increased slightly as a percentage of total revenue. Management expects general and administrative expense to remain fairly flat for the remainder of fiscal 1998.

In the fourth quarter of fiscal 1998 and the first half of fiscal 1999, the Company will incur one-time charges relating to a move to new corporate headquarters. These charges will consist principally of duplicate rent to be paid for a period less than one year, moving costs incurred during the move, and other costs related to abandoning the old facility. Management's current estimate of these costs is not expected to exceed $5.0 million.

Non-Operating Items

Net interest income for the third quarter and first nine months of fiscal 1998 increased $.4 million and $.9 million from the comparable periods of fiscal 1997, primarily as a result of higher cash balances.

The third quarter and first nine months of fiscal 1998 included a provision for income tax expense of $1.2 million and $6.5 million, respectively, at an effective rate of 32% as compared to $2.8 million and $8.7 million at effective rates of 30% and 35%, respectively, for the third quarter and first nine months of fiscal 1997. In the third quarter of fiscal 1997, the Company decreased the year-to-date tax rate from 38% to 35%, primarily as a result of expected U.S. tax benefits on increased export revenue. The lower effective tax rate in fiscal 1998 is primarily due to the utilization of foreign net operating loss carryforwards.

The results for the first nine months of fiscal 1997 also incuded an extraordinary gain of $.4 million, or two cents per share, arising from the repurchase of $4.7 million of convertible subordinated debentures.


BUSINESS ENVIRONMENT AND RISK FACTORS

All statements in this 10-Q that are not historical are forward-looking statements that involve risks and uncertainties including, but not limited to, the risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission. Actual results may differ materially from those projected.

Historically, the majority of the Company's revenue in each quarter results from orders received and shipped in that quarter. Because of these ordering patterns and potential delivery schedule changes, the Company does not believe that backlog is indicative of future revenue levels. In addition, because a large portion of the Company's orders historically have been received and filled in the last month of the quarter, forecasting sales during a quarter is difficult, and there is a significant risk of excessive or inadequate inventory if orders do not match forecast. Furthermore, if large orders do not close when forecasted or if near-term demand weakens for the products the Company has available to ship, the Company's operating results for that or subsequent quarters would be adversely affected. Economic volatility in Asia and Latin America and other parts of the world may have a significant impact on future performance.

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

The Company's products incorporate intellectual property and technology owned by the Company or licensed from third parties. The Company's ability to maintain and enhance the value of its intellectual property and technology and third party licenses will affect future product and service offerings. Moreover, the Company believes that operating results will depend on successful development and introduction of new products and enhancements to existing products and service offerings. Products recently announced by the Company are targeted at markets that include, and are much broader than, the Company's traditional multiservice bandwidth manager customers. The Company's ability to maintain profitability and to achieve revenue growth is dependent on successfully managing this product transition by migrating existing key customers to the new products and successfully gaining sales volume from new customers in the expanded markets. There can be no assurance that the Company will succeed in such efforts or that customers will accept new, enhanced and existing products and services in quantities and at prices and margins that are consistent with the Company's expectations. The Company's success also depends on its ability to attract and retain employees necessary to support planned development and growth.

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


LIQUIDITY AND CAPITAL RESOURCES

As of December 28, 1997, the Company had cash, cash equivalents and temporary cash investments of $149.4 million, as compared to $138.7 million as of March 31, 1997. Cash provided by operations was $26.3 million during the first nine months of fiscal 1998, which was a $3.6 million increase from the cash provided by operations from the comparable period of the prior year. This additional cash was principally generated by a decrease in accounts receivable during the first nine months of fiscal 1998 as compared to an increase in the comparable period of fiscal 1997. This increase was partially offset by an increase in inventories and a decrease in accounts payable.

Net cash used for investing activities of $25.5 million for the first nine months of fiscal 1998 consisted primarily of purchases of property and equipment of $15.0 million, net purchases of temporary cash investments of $5.8 million and an increase in software production costs of $2.5 million.

Net cash provided by financing activities of $3.8 million for the first nine months of fiscal 1998 pertains to the issuance of Common Stock relating to the employee stock benefit plans.

As of December 28, 1997, the Company had available an unsecured $10.0 million line of credit. Borrowings under this committed facility are available through May 1998 and would bear interest at the bank's base rate (which approximates prime). At December 28, 1997, there were no outstanding borrowings under this facility.

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

                                     PART II

                                OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          No exhibits were required to be filed by the Company during its fiscal quarter ended December 28, 1997.

     (b)  Reports on Form 8-K

          No report on Form 8-K was filed by the Company during its fiscal quarter ended December 28, 1997.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NETWORK EQUIPMENT
                                        TECHNOLOGIES, INC.




Dated:  February 10, 1998               /s/ Craig M. Gentner
                                        --------------------
                                        Craig M. Gentner
                                        Senior Vice President and
                                        Chief Financial Officer and Secretary
                                        (Principal Financial and Accounting
                                        Officer)