Form 10-K
period 1998-03-31
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 1998-06-29
CIK 752431

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
(Mark One)

|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                          ACT OF 1934 [NO FEE REQUIRED]

                    For the Fiscal Year Ended March 31, 1998

                                       OR

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from ______________ to ______________

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


                            6500 Paseo Padre Parkway
                            Fremont, California 94555
                                 (510) 713-7300
                    (Address of principal executive offices,
              including zip code, area code, and telephone number)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes |X|   No|_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     The aggregate market value of the voting stock held by non-affiliates of the registrant on May 30, 1998 was $336,416,241.

     The number of shares outstanding of the Common Stock, $0.01 par value, on May 30, 1998 was 21,635,741.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     The registrant's Annual Report to Stockholders for the fiscal year ended March 31, 1998 is incorporated by reference in Parts I, II and IV of this Form 10-K to the extent stated herein. The registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on August 11, 1998 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                                     PART 1.

Item 1.  Business

General

     Network Equipment Technologies, Inc. ("N.E.T." or "the Company") was incorporated in California in 1983 and reincorporated in Delaware in 1986. N.E.T.'s initial public offering was in 1987 and its common stock is publicly traded on the New York Stock Exchange under the symbol NWK. The Company employs over 1,400 people globally and is now headquartered in Fremont, California, having relocated in May 1998 to a new, custom-built campus. N.E.T. is a leading designer, developer, manufacturer and supplier of wide-area networks ("WANs") and associated services to carriers and other service providers, enterprises and governments around the world. More than 1,500 N.E.T. customers have installed over 20,000 N.E.T. switches in more than 70 countries worldwide.

     The Company provides a range of solutions for mission-critical WAN applications, primarily through sales of networking hardware and software, complemented by expertise in systems integration, network design, installation, implementation and ongoing service and support. N.E.T.'s products are based on a range of technologies and standards used throughout the industry and provide support such as switching, adaptation and aggregation for packet-, frame-, cell- and circuit-based applications. They allow customers to integrate diverse applications including voice, data, video, multimedia and imaging across single network infrastructures. They provide efficient, cost effective and manageable backbones for WANs, along with a range of access capabilities. They allow carriers to provide a wide range of competitive service offerings such as native frame relay and ATM services and enterprise customers to access those services or build their own networks.

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

Networking Industry

     Despite recent setbacks in Asia, the world is experiencing significant economic growth and prosperity. This growth is at local and national levels and in the expansion of global economic trade and business activity. In response to these economic drivers, and to the related increases in levels of business and consumer demands, governments and other entities such as the World Trade Organization are encouraging the rapid development of communications infrastructure, primarily through deregulation and liberalization of markets.

Deregulation and Liberalization

     In the United States, the telecommunications industry has moved from a monopolistic, primarily voice-oriented environment in the early 1980s to largely liberalized and competitive networking markets defined by wide ranges of products, new services and solutions for the communications needs of businesses and consumers.

     In Europe, deregulation and resulting liberalization of the communications markets started several years ago in the United Kingdom. In January 1998, the voice segment of the developed European markets was also deregulated. This latter development in particular is expected to be the catalyst for the emergence of similar competitive trends to those experienced in the United States. In other markets around the world, similar developments are under way allowing increased competition and fueling market growth.

     In most markets, deregulation and liberalization has tended to occur in waves. Newer market segments such as mobile communications or Internet access tend to be liberalized early in the cycle. Such segments are not already dominated by an entrenched monopolistic carrier or they require significant new infrastructure development and the liberalization process attracts the necessary capital investment. More established or traditional market segments such as basic voice services have historically tended to be highly regulated and dominated by monopolistic or government-controlled carriers, usually PTTs. Political factors tend to be very significant in the deregulation and liberalization process. Other trends encouraging the ongoing liberalization process include the emergence of alternative solutions such as those provided by international callback carriers who deliver voice services based on an arbitrage of international calling tariff differences between many countries.

     The ongoing global deregulation and liberalization trends have contributed to significant new market dynamics, considerably greater competition, a proliferation of expanded services, increased customer choices and alternatives, and a general decline in prices and an improvement in quality.

Voice, the Growth of Data Networking and Convergence with Telephony

     In the United States, major new networks are being deployed by carriers at the national, state and city level which, along with competition from cable operators and wireless providers, is leading to an explosion in bandwidth supply. Already inexpensive voice services will likely become even more so, and new bandwidth is also becoming available for the growth of data and other services. In the United States and other developed voice markets, the deregulation trend mentioned above has resulted in significantly greater competition, merger activity, carrier diversification, technological and service innovation, and more. However, in many emerging country markets, much of the investment in voice communications is still in the stages of providing basic services to large proportions of the population or alternatives to basic fixed-line services via mobile or other technologies.

     International voice traffic has traditionally been an area of high cost to consumers versus prices for local or long distance services. Liberalization has lead to the emergence of carriers specializing in callback and international voice resale and, along with increasingly available bandwidth, will likely lead to a market with steadily declining - and, ultimately, leveling - prices.

     In markets such as the United States, a major trend is the growth of data networking and its anticipated convergence with voice networking, or telephony. Data networking services have grown from a fraction of the overall communications market to the point where, in the next few years, they are generally expected to equal and then substantially exceed the telephony market segment. Significant among the drivers of this growth are:

     o the explosive global expansion and use of the Internet for commercial and consumer purposes;

     o the development of corporate intranets - the use of Internet Protocol ("IP")- based solutions for internal communications (for example, employee-to-employee) within a particular business;

     o the emerging areas of electronic commerce and its close relative, the extranet - IP-based networks linking companies and their employees with partners, vendors, other enterprises, franchisees and customers;

     o the development of Virtual Private Networks ("VPNs") - a shared network, with a portion of the network provided on a service basis to a specific user or business;

     o    the  emergence  of  new  bandwidth  intensive   applications  such  as
          multimedia, telemedicine and distance learning; and

     o the further deployment of business applications built on the client server and local area computing infrastructures developed in the last decade or more.

     For N.E.T., the emergence of VPNs is a logical extension of the solutions and applications the Company has always provided. N.E.T.'s networking experience helps carriers and enterprises migrate to this next generation of WANs, whether using Asynchronous Transfer Mode ("ATM"), frame relay or IP technologies.

     Convergence of traditionally separate voice, video and data environments is another key trend and may occur at different levels throughout a network. In WANs, convergence will be driven by emerging customer applications such as universal messaging (e-mail and voice mail integration), the development of new revenue-generating services, business efficiencies such as cost and management savings, and the merging of multiple traffic types across the same network infrastructure.

Network Architectures and Characteristics

     The Company competes primarily in the WAN market space. This segment provides the infrastructure and capability to link local area networks ("LANs"), campus networks, voice traffic, video and other applications to each other via public carrier-provided transmission facilities. In WANs, the center, or core, is the high-capacity backbone or transmission infrastructure developed and maintained by a major carrier or network service provider. These are typically high-speed, high-capacity links using ATM, SONET, or other technology and built on switches characterized by high capacity, high reliability and other considerations. Beyond and around the core is an edge layer which defines the area at the boundary between a carrier or service provider and its enterprise customer or other user. This is the area where significant value is added by switches providing features to help manage traffic, service levels, concentration, and with capabilities such as support of traffic from multiple interfaces such as Frame Relay and native ATM. Products in this space may be located in carrier facilities or deployed at customer premises. Around the edge layer is an access layer characterized by products with high port densities and correspondingly low price per port, by devices such as access concentrators and by technology or service specific products such as ATM access devices. In essence, these products allow the access to and from the WAN for the wide number of users and traffic types.

Company Strategy

     N.E.T. focuses its strategy and expertise on the edge and access layers, and on providing products, services and solutions encompassing the range of technologies used in these spaces. The Company targets three major vertical markets or industries: (i) carriers or network service providers, (ii) enterprises such as financial institutions, manufacturers, utilities and retailers, and (iii) governmental agencies.

Carriers

     Carriers are the entities providing communications services of various kinds to the public, both consumers and enterprises. They range in size and scope from major global and national corporations to small local telephone companies. They may specialize in certain types of traffic or services, such as cellular services or Internet service provisioning, or they may have developed an integrated range of services or geographical coverage in an effort to provide "one stop shopping" for clients.

     N.E.T. provides a range of solutions designed to meet carrier requirements. These solutions typically consist of hardware platforms and related software, network management tools, expertise and support. N.E.T. customers in this segment include global consortia, PTTs in markets such as China, major country and regional carriers, International Simple Resellers ("ISRs"), callback carriers, Internet Service Providers ("ISPs"), cellular and wireless carriers and more. Applications that can be enabled by N.E.T. carrier solutions include Digital Data Networks ("DDNs") providing basic data services in emerging markets and the provisioning of voice compression and switching capabilities to ISRs.

Enterprises

     Commercial enterprises face many challenges in networking. For example, multinational corporate WANs present multiple problems. Networks are growing and becoming more complex. Support and management of different platforms running different applications is expensive and companies must maximize bandwidth use in the infrastructure to operate at peak efficiency. And in increasingly complex global environments, multinational enterprises face the continued challenge of lack of availability of certain services in some markets, skilled employee availability, and so on.

     N.E.T.'s enterprise strategy is to provide an integrated range of solutions and alternatives with which to address such challenges. In addition, the Company offers solutions that allow the development of VPNs, the use of public networks in conjunction with private infrastructure, or the efficient outsourcing of networks from an enterprise to a carrier.

Governments

     N.E.T.'s strategy includes addressing the needs of government agencies with a range of communications solutions. For example, military services around the world require rapidly deployable, secure and reliable mobile communications systems for success in a variety of operations. Personnel are often deployed at a moment's notice to a remote location for combat operations, peacekeeping, or humanitarian missions and must be able to communicate with other remotely located resources, as well as with strategic communications networks that support the command structure. For numerous emergency management agencies, access to reliable mobile communications is vital.

N.E.T. Products and Solutions

     The Company's products provide a range of solutions addressing the needs of carriers, enterprises and governments in the WAN access and edge layers. These systems offer superior applications availability with sophisticated bandwidth and traffic management as well as connectivity, broadband transmission and unified network management across the WAN. Historically, the great majority of product revenue has been generated by the Company's IDNX(R) Multiservice Bandwidt Managers. While future sales of IDNX products are expected to decrease, the Company expects revenue growth to come from its Promina(TM) product line and PanaVue(TM) network management systems. The major product groups in the Company's range of solutions now include:

     o multiservice access platforms providing solutions designed to optimize use of ATM, frame relay, leased lines and other services, and incorporate a range of integrated products for switching, LAN internetworking, voice compression, ATM access and other options;

     o broadband switches providing ATM- and SONET-based solutions targeted at carriers for consolidation and management of multiservice traffic across high-speed backbone networks;

     o access and lower-end networking products providing cost-effective connectivity from smaller locations with lighter traffic requirements; and

     o network management systems enhancing operator visibility into network conditions and providing functions such as fault correlation and diagnostics.

     N.E.T.'s Promina product line is the Company's new ATM-centric family of switches and access multiplexers in three major groups: the Promina 800 Series, the Promina 2000 and the Promina 4000.

     Introduced in 1997, the Promina 800 Series Multiservice Access Platform provides integrated, single-platform access to ATM, frame relay, and leased line services. For ATM services, it provides integration and support for traffic on one user-to-network interface ("UNI"). Support is provided for a wide range of applications including voice, video, data, fax, modem, LAN, Internet, ISDN and frame relay traffic. It is also designed to be a very high availability platform, with distributed intelligence for mission-critical availability and rerouting. The Promina 800 Series is complemented and enhanced by a range of products providing a "mix and match" range of capabilities depending on the customers' specific requirements. For example:

     o The PrimeVoice(TM) Plus Compression Module offers a significant increase in call capacity on existing leased lines and supports automatic detection, digitization, and transmission of Group III fax and voiceband data ("VBD") modem calls.

     o N.E.T.'s LAN/WAN Exchange(TM) ("LWX") Edge Router routes and bridges LAN traffic over the WAN. The LWX incorporates Cisco IOS source code and offers performance, availability and serviceability features for remote access bridging and routing.

     o The PrimeVoice ISDN Switching Module supports switched ISDN services, not only for voice networking, but also for videoconferencing and LAN-to-LAN connectivity.

     o The N.E.T. FrameXpress(TM) Switching Module enables provisioning of standards-based frame relay services on the network by transporting frames over private trunks or public frame relay services.

     o The CellXpress(TM) ATM Module provides an efficient industry standards-based solution with the operating advantag of ATM. The CellXpress Module consolidates internodal trunk connections to a carrier network at a single access point with resulting traffic aggregation, reducing line costs by incorporating multiple access lines into a single ATM UNI link.

     o Data Port Modules offer optimum support for packet-, frame- and circuit-based data traffic using industry-standard interfaces.

     The Promina 2000 ATM Network Multiplexer adapts and aggregates legacy traffic such as frame relay and Circuit Emulation Services onto an ATM backbone. It provides statistical multiplexing and switching that helps reduce transmission facility overhead.

     The Promina 4000 ATM Switch is a carrier-edge switch designed for the consolidation of multiservice traffic for reduced management expenses, superior bandwidth utilization, support for a wide range of applications and quality of service ("QoS") requirements and is engineered for very high availability. Its SwiftCell(TM) Advanced Traffic Management provides fair access to network resources while balancing use of those resources with service integrity. It employs a scalable ATM network architecture through a "switch on a card" approach. Configurations can be tailored to application requirements, avoiding overprovisioning and allowing solutions to match requirements with a great degree of precision and flexibility.

     The N.E.T. PrimeSwitch(TM) 100 Series Multiprotocol Access System provides low-cost access solutions for voice and data traffic, with the ability to use ISDN or leased lines for cost-effective connectivity.

     N.E.T.'s SONET Transmission Manager(TM) ("STM") is designed for intelligent
broadband   networking.   The  STM   platform   value  to   bandwidth-intensive,
mission-critical applications in both carrier and enterprise environments.

     The growth and scale of today's networks, the convergence trend discussed above, and the presence of equipment from multiple vendors within the same network combine to increase complexity and the requirements for network management. To address these evolving needs, N.E.T. offers the PanaVue Management Platform. Its open design, based on industry standards, provides scalability. The platform's user interface lowers the cost of network ownership by reducing training time, improving access and streamlining operations throughout the network. The platform supports the main family of N.E.T. products and, additionally, the platform's Advanced Fault Management System ("AFMS") provides unified fault management plus integrated service and network management for devices in the network including those from other vendors. It delivers Web-based network management enabling access to real-time network information from any computer with a Web browser and the proper security clearance.

New Product Introduction

     Given the dynamic characteristics of its markets, N.E.T. must continue to develop and enhance its product lines to add value and meet the needs of those strategic markets as they evolve, through internal development, the acquisition of technology, or association with entities whose technologies or product offerings complement its own. The Company has entered into a number of agreements relating to the development, license or purchase of technology to extend the reach and functionality of the Company's product lines, and will continue to do so as deemed appropriate by management.

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

     The timely commercial availability of all of the Company's products and services and their acceptance by customers are crucial to the future success of the Company. The Company has invested and will continue to invest in designing and delivering products that will function effectively well into the next century. The Company expects these investments to be successful but, given the nature and complexity of the N.E.T. and third party products and software offered by the Company and the complexity and mixed vendor nature of equipment used in WANs, there can be no assurance that these development efforts will be successful or that customer acceptance of products or services will be achieved or maintained. Substantial delays in availability or acceptance of the Company's products and services would materially and adversely affect the Company's operating results and financial condition.

Marketing, Distribution and Customers

     As discussed above, the Company focuses primarily on information- and communications-intensive organizations in the carrier and other service provider, enterprise and governmental vertical markets. These customers may be local, national, multinational or global in their operations, either as suppliers of services or as end-users. Although originally focused on the United States, N.E.T.'s presence in markets in Europe, Asia, Latin America and other regions has increased substantially over the years.

     In the United States and the United Kingdom, N.E.T. employs a highly skilled sales and support organization which develops close direct relationships with customers. These relationships may include pre-sales activities such as network design and consultation, sale of products and solutions, post-sales support of the installed base and other value-added services. In addition, the Company has developed a substantial network of distributors, systems integrators, value-added resellers and others to represent and support the N.E.T. product line in other vertical or geographical markets. These relationships are supported by N.E.T. subsidiaries and offices around the world and staffed by skilled N.E.T. employees who provide expertise, marketing support, network design and other assistance.

     N.E.T.'s field sales and support structure is organized into three business units handling North America (the United States and Canada), EMEA (Europe, Middle East and Africa) and APLA (Asia Pacific/Latin America) that are responsible for all vertical market customer and partner relationships within those regions. These units are in turn supported by regional and corporate marketing, sales support, technical training and other resources.

     International sales represented 37%, 35% and 27% of the Company's revenue in fiscal 1998, 1997 and 1996, respectively. Government ownership or control of the telecommunications industries and regulatory standards in some foreign countries could be a substantial barrier to the introduction of wide-area communications products for use in private or hybrid networks in such countries. Financial information regarding foreign operations and export sales is discussed in Note Ten in the "Notes to Consolidated Financial Statements" in the Company's 1998 Annual Report to Stockholders ("Annual Report") filed as Exhibit 13 to this report.

     In December 1989, the Company entered into a systems integration and distribution agreement with Ericsson Business Networks AB of Sweden ("Ericsson"). Under this agreement, as amended, and additional agreements with certain Ericsson subsidiaries, Ericsson has the non-exclusive right to purchase, resell, distribute and license various of the Company's products. Ericsson is responsible for providing service and support for the N.E.T. products it markets. Starting in 1993, N.E.T. has entered into a number of distribution and technology agreements with subsidiaries of Datacraft Ltd., an Australian corporation, including Datacraft Asia Ltd. and Datacraft Technologies Pty. Ltd. Datacraft Asia Ltd. accounts for a significant proportion of the Company's distribution sales in mainland China. During the Company's fiscal 1998, Dimension Data Holdings Limited ("Dimension Data"), a South African information technology group, acquired Datacraft Ltd. and, with it, control of the various subsidiaries. The Company does not anticipate material changes in its operating results as a result of this acquisition. The Company renewed and extended its agreement with Datacraft Asia Ltd. during its fiscal 1998 and recently signed an agreement with Dimension Data for distribution of the Company's products in Africa. The Company did not renew its master agreement with International Business Machines Corporation ("IBM") in fiscal 1998. However, the Company's products continue to be sold through distribution agreements with various IBM subsidiaries and operations in individual countries.

     As discussed above, the Company targets the carrier and service provider vertical markets as a key element of its strategy. A number of these carriers also act as distribution channels for the Company's products to enterprises and other carriers worldwide. These relationships include joint marketing, systems integration, resale and other agreements with carriers such as Concert, GlobalOne, MCI, Bell Atlantic Network Integration, US West, SouthWestern Bell, Unisource Business Networks, Tele Danmark and Hanwha Corporation.

Sales to Significant Customers

     N.E.T.'s wholly-owned subsidiary, N.E.T. Federal, Inc., which is part of the Company's North America business unit, markets the Company's products to United States government entities both directly and through collaborative government contracting and subcontracting arrangements. It has entered into several contracts under which it provides its products and services to various government agencies (the "Government Contracts"). The Government Contracts encompass varying periods, but most may be terminated by such government agencies at their convenience or at annual intervals. Sales to the U.S. government and its agencies amounted to 33%, 29% and 34% of revenue for fiscal years 1998, 1997 and 1996, respectively. These amounts include sales, which amounted to 29%, 27% and 30% of revenue for fiscal years 1998, 1997 and 1996, respectively, under contracts with the Department of Defense ("DoD") under which various government agencies can order products, installation and service from the Company. Discontinuance of orders from, or disqualification of the Company by, the DoD or other significant federal customers would materially affect the Company's operating results and financial condition. Apart from the U.S. government and its agencies, no other single customer account was responsible for ten percent or more of revenue during fiscal 1998, 1997 or 1996.

     Historically, the Company has experienced customer ordering patterns that have resulted in the majority of the Company's revenues in each quarter coming from orders received and shipped in that quarter, including a large portion of orders received and filled in the last month of the quarter. For further information, please refer to "Business Environment and Risk Factors" in "Management's Discussion and Analysis" on pages 20 through 23 of the Company's 1998 Annual Report.

Customer Service and Support

     The markets, customers and complex challenges of the networking industry described earlier require not only hardware- and software-based solutions, but also significant support, service and other value-added assistance in the development, operation and expansion of the related networks. Since its inception, N.E.T. has viewed customer service and support as a key element of its overall strategy and competitive differentiator, and a critical component of its long-term relationships with customers.

     The Company's SourcePoint(TM) Services offerings provide a wide range of service and support options to end users and distributors of N.E.T. products. These offerings include product installation, a choice of different hardware and software maintenance programs, upgrades, repairs, technical assistance and training. In addition to these and other traditional support activities, including field service and the Company's investments in Technical Assistance Centers ("TACs"), the Company continues to introduce new programs and tools to enhance its value add and customer satisfaction in this area. For example, the Company has introduced an Electronic Support Center. This is a Web-based service offering first-line troubleshooting information for major N.E.T. product lines. Technical information provided includes Troubleshooting Guides, Hints and Tips, Cabling Diagrams, Frequently Asked Questions and other product-specific details. A Web-based interface with N.E.T.'s TAC is also available using a new Online Case Management tool. Online Case Management enables clients to open trouble cases, query case status and add Notes to existing cases. Clients can also use OnLine Case Management to track case status from opening to closing, all via their local Web browser.

     The Company continues to invest in its TAC operations, adding tools and capabilities to enhance its support role. TAC support is fee-based under contracts or on a time basis. The TACs are staffed 24 hours a day and are available on a year-round basis. TAC engineers provide assistance over the telephone to their clients or partners or, when authorized, by accessing customers' networks directly. TAC engineers have access to facilities to replicate customer problems and test solutions prior to implementation.

     The Company provides educational services to partners and end-users at a number of facilities in the United States, Latin America, and Europe, and through its partners and via traveling facilities in other locations. N.E.T.'s educational services can be customized to meet the unique requirements of its customers.

     N.E.T. has also developed expertise in systems integration and services provided globally as N.E.T. SourcePoint Professional Services. These high value services include helping customers optimize their investments, the outsourcing of selected operations functions to N.E.T., or provision of additional expertise on a project basis. N.E.T.'s Professional Services can be utilized throughout the various phases in the network life cycle from planning to design through implementation.

     In the case of the Company's international and multinational customers, services are provided by either N.E.T. or by its integrated network of authorized partners trained and supported by N.E.T.'s headquarters, TAC and field operations.

     A significant amount of the Company's revenues and profits are generated by its service and support offerings. There can be no assurance that customer acceptance of such current and future offerings will be maintained or achieved. Competition, product reliability, remote diagnostic and repair capabilities, sales through distribution partners and other factors may impact service and support revenues and profitability.

Research and Development

     The Company believes that product and technology leadership are critical to long-term success in the highly dynamic markets in which it competes. Furthermore, it believes that the Company's future operating results will depend on its ability to continue to enhance its Promina and PanaVue product lines as well as to develop and bring to market on a timely basis new products and services that meet market and customer requirements. N.E.T. therefore continually monitors markets, its customers' businesses and technology developments in order to develop solutions that proactively address customer needs, and engages in research and development ("R&D") to develop new products and enhancements to existing products and services as technology and the Company's performance permits. The Company's R&D spending totaled $43.4 million, $41.0 million and $36.0 million for the fiscal years ended 1998, 1997 and 1996, respectively.

     The Company's development efforts are focused on its strategic market segments and the key technologies involved in providing solutions for these markets. Product development priorities include those intended to enable N.E.T. to occupy a prominent position in the ATM WAN solutions market; to enhance the carrier-compatibility of certain products; and to introduce product enhancements which meet the evolving requirements of specific markets and distribution channels. While most development activity is undertaken in-house, the Company uses external development organizations to complement its own resources and shorten time to market for resulting products and enhancements. The scalable and modular architecture employed by the Company for its main product families allows not only greater efficiency in the development and delivery of new products and enhancements, but also benefits customers who can "mix-and-match" modules according to their networking needs and use the same modules within different switch chassis.

     For additional discussion of the Company's R&D expenditures in fiscal 1998, 1997 and 1996, see "Management's Discussion and Analysis" on pages 16 through 23 of the Company's 1998 Annual Report. The Company plans to continue funding R&D efforts at levels necessary to advance product programs and expects R&D spending to increase in fiscal 1999, while decreasing as a percentage of planned revenue.

Manufacturing

     The N.E.T. manufacturing process consists of the production of mechanical and electrical subassemblies as well as custom system assembly and test. N.E.T. uses custom fabricated printed circuit boards and subassemblies, standard and custom integrated circuits, and power supplies and mechanical hardware purchased from outside suppliers. The Company's products also include components, assemblies and subassemblies that are currently available from single sources and, in some cases, are in short supply. Testing and manufacturing of products designed by N.E.T. have generally been outsourced to third parties. Final assembly, quality control and testing is generally performed at the Company's manufacturing facilities, now located in Fremont, California. Availability limitations, performance of outside vendors, quality control issues, price increases, or business interruptions could materially impact the Company's financial performance.

     N.E.T. products are manufactured from components and assemblies designed to meet the Company's quality and reliability requirements. The Company also resells certain complementary products that are manufactured by outside vendors. The Company relies to a significant degree on such third parties for quality control and support of their products and for order fulfillment. To date, N.E.T. has not experienced any significant delays in the delivery of material or products from either subcontractors or vendors, but availability limitations could adversely affect operating results. The Company's products include components, assemblies and subassemblies that are currently available from single sources and, in some cases, are in short supply. Although N.E.T. believes alternative sources or substitutes for most of such single-sourced items are available or, in most cases, could be developed, if necessary, any delay or difficulties in developing such alternatives or substitutes could result in shipment delays and could adversely affect operating results.

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

Quality

     The Company has a Total Quality Management process and is focused on continually enhancing the quality of products and services delivered to customers worldwide. This includes activities to improve the quality of supplied components, subassemblies and internal Company processes. The Company's quality system, which includes its business processes and procedures worldwide, is certified to ISO 9000 international standards. N.E.T. is also certified to ISO 9001, which covers quality standards for design and development, production, installation and servicing. In addition, N.E.T. has received TickIT certification for complying with quality standards for software development.

     The Company established a Year 2000 compliance team in early 1997 to identify and take reasonable steps to minimize the effect of Year 2000 issues that may impact the Company's products and business operations. The Company developed its N.E.T. Products Year 2000 Compliance Program, which is posted on the Company's Web site. This Compliance Program provides N.E.T. customers and partners with information on the Year 2000 compliance status of N.E.T. products and identifies solutions for achieving network system and application compliance prior to the year 2000. In addition, the Year 2000 compliance team has been, and is, evaluating Year 2000 issues relating to the Company's internal systems and third-party capabilities upon which the Company relies in conducting its business, including financial systems, manufacturing applications, customer service and support, desktop applications and infrastructure such as networks, telecommunications products, banking and financial services, service providers and security systems. Although the Company has not yet determined whether all of the foregoing systems and applications are fully Year 2000 compliant, based upon the information currently available, the Company believes that the costs associated with the Year 2000 issue, and the consequences of incomplete or untimely resolution of the Year 2000 issue, will not have a material adverse effect on its business, operating results or financial condition.

Competition

     The communications industry in general, including the specific segments within which N.E.T. competes, is intensely competitive and is characterized by advances in technology that frequently result in the introduction of new products and services with improved performance characteristics. Recently, the industry has experienced consolidation resulting in a significant increase in the size and capabilities of many entities that compete with N.E.T. The Company believes that the principal competitive factors in its target markets are experience, product capabilities, standards compliance, technical services and support, quality, technical and other reliability, vendor reputation, stability and long-term prospects, distribution capabilities and value propositions.

     The Company believes that it currently competes favorably with respect to many of these factors. However, many of the Company's current and potential competitors have greater name recognition, a larger installed base of networking products, more extensive engineering, manufacturing, marketing, distribution and support capabilities in addition to greater financial, technological and personnel resources. Actual or perceived failure to keep pace with technological advances or other competitive factors would adversely affect the Company's competitive position and could adversely affect N.E.T.'s future revenue levels and operating results.

     In the Company's selected markets it competes with other WAN communications equipment vendors. These include products and services from vendors such as Ascend Communications, Cisco Systems, General DataComm Industries, Lucent Technologies, Newbridge Networks Corporation and Northern Telecom ("Nortel"). Consolidation in the networking industry continues to accelerate through strategic alliances, mergers and acquisitions and joint technology and marketing agreements. Continued or successful consolidation could result in stronger competitors and may adversely affect the Company's competitive position and operations. In addition, new vendors continually emerge as competitors in the Company's selected markets. N.E.T.'s enterprise WAN solutions also compete with certain public carrier network services and service providers. Many of these competitors enjoy substantially greater marketing resources and customer recognition than the Company.

     The Company's agreements with Ericsson and the Datacraft Ltd. companies do not prohibit manufacturing, marketing or servicing products that compete directly with N.E.T.'s products. N.E.T.'s operating results could be adversely affected if these or other companies announced the availability of, or successfully introduced, such products or services.

     As discussed below under "Government Regulation", in the United States, the Telecommunications Act of 1996 (the "1996 Legislation") removed restrictions that had been imposed on Regional Bell Operating Companies ("RBOCs") by the AT&T divestiture decree thus allowing them, under certain conditions, to manufacture telecommunications equipment or customer premises equipment. Competition from carriers that decide to manufacture such equipment, with their far greater resources and large customer bases, or from other competitors as discussed above, could cause a severe reduction in selling prices or volumes for multiservice platforms and other communications products or services, which would have a material adverse affect on the Company's operating results and financial condition.

Government Regulation

     As discussed above, the telecommunications industry is regulated by governments and other agencies around the world. Government regulatory policies are likely to continue to have a major impact on N.E.T.'s business by affecting the availability of voice and data communications services and equipment, the prices and terms of carriers' competitive offerings and the ability of companies directly to manufacture and market equipment and services that compete with N.E.T.'s offerings.

     The 1996 Legislation enacted in February of that year, was the first major change in U.S. telecommunications law since the Communications Act of 1934. This far-reaching legislation will influence the U.S. telecommunications industry in many ways. Certain changes could have a direct impact on N.E.T.'s business. For example, the 1996 Legislation removed restrictions on RBOC activities such that, under certain conditions, the RBOCs may be permitted to manufacture telecommunications equipment or customer premises equipment. If any RBOCs manufacture or form alliances with other manufacturers to develop such equipment, N.E.T. could be materially and adversely affected by direct competition with the RBOCs.

     In addition, N.E.T. customers usually are carriers or use carrier network services, the rates and terms of which are subject to varying degrees of public utility-type government regulation. For example, in the U.S., decisions at the federal and state level have, in some instances, provided certain carriers with increased flexibility in structuring and pricing their services. Similar impact of regulation or deregulation may occur in other N.E.T. markets, such as in Europe, as mentioned earlier. Changes in the rates or terms of carrier-provided service offerings may adversely affect the demand for, or limit the usability of, network products and services including those provided by N.E.T. to carriers, enterprises and other customers.

     The Federal Communications Commission ("FCC") in the U.S. and some foreign governments require that N.E.T.'s products comply with certain rules and regulations, including technical rules designed to prevent harm to the telephone network and avoid interference with radio-based communications. The Company believes it complies with, or is exempt from, all applicable rules and regulations with respect to the sale of its existing products in the United States and in certain foreign countries. Failure to comply with FCC or similar governmental requirements may result in the disconnection of installed equipment from common carrier-provided circuits. Any delays in complying with FCC or foreign requirements with respect to products could delay their introduction or affect the Company's ability to produce and market its products. Sales to the U.S. government are subject to compliance with applicable regulations (e.g., Federal Acquisition Regulations).

Proprietary Rights and Licenses

     N.E.T. has obtained patents in the United States and other countries on inventions relating to its products and has applied for others. While possession of patents, copyrights and trade secrets could affect the ability of companies to introduce products competitive with the Company's products, N.E.T. believes that its success does not depend primarily on the ownership of intellectual property rights, but on its innovative skills, technical competence and marketing abilities, and, accordingly, that patents, copyrights and trade secrets will not constitute an assurance of N.E.T.'s future success. N.E.T. is aware that the laws of some other countries do not protect proprietary rights to the same extent as the laws of the United States.

     Because of the existence of a large number of third-party patents in the telecommunications field and the rapid rate of issuance of new patents, some of the Company's products, or the use thereof, could infringe on third-party patents. If any such infringement exists, the Company believes that, based upon historical industry practice, it or its customers should be able to obtain any necessary licenses or rights under such patents on terms which would not be materially adverse to the Company. However, there can be no assurance in the future that actual or alleged infringement will not materially affect the Company's operating results or financial condition.

     The Company regards elements of its software and engineering as proprietary and relies upon non-disclosure obligations, copyright laws and software licensing agreements for protection. Despite these restrictions, it is possible that competitors may obtain information that N.E.T. regards as proprietary. Some of the technology incorporated in certain of the Company's products is licensed from third parties. In the event of termination or expiration of the licensing agreements for such technology, the Company's ability to market those products could be adversely affected, which in turn could materially affect the Company's operating results and financial condition.

Employees

     As of  March  31,  1998,  the  Company  had  1,408  employees.  None of the
Company's  domestic  employees  are  represented  by  a  collective   bargaining
agreement. Certain of the Company's employees outside the United States are governed by national collective bargaining or similar agreements. The Company has never experienced any work stoppage. The Company believes that its employee relations are good.


Item 2.  Properties

     N.E.T. currently leases approximately 290,000 square feet of office, R&D, and manufacturing space in a modern industrial park in Fremont, California under a new 12-year lease agreement for three buildings, with an exclusive option to lease another 200,000 square feet of space. The custom-built Fremont facility includes two buildings configured for office space and R&D, and one designed for manufacturing and support functions. N.E.T.

and its subsidiaries also lease sales and service offices at other locations in the United States, China, France, Germany, Mexico, Norway, Singapore, Uruguay, the United Kingdom and other countries. The Company has recently vacated approximately 287,000 square feet of space in Redwood City, California under a lease agreement expiring in October 1998. The Company believes that its current and planned facilities are, in all material respects, suitable and adequate for its anticipated needs.


Item 3.  Legal Proceedings

     The Company is not aware of any material legal proceedings pending or threatened against it at this time.


Item 4.  Submission of Matters to a Vote of Security Holders

     On March 10, 1998, the Company held a Special Meeting of Stockholders. At this meeting, the stockholders voted to approve and adopt the Network Equipment Technologies, Inc. 1998 Employee Stock Purchase Plan (the "1998 Purchase Plan") and to authorize issuance of up to 600,000 shares of the Company's Common Stock under the 1998 Purchase Plan as follows: 14,862,474 votes in favor, 3,956,032 votes against, and 104,926 votes abstaining.

Executive Officers of the Registrant

     The Executive Officers (or "Corporate Officers") of the Company and their ages at June 1, 1998, are as follows:

         Name              Age                    Position
         ----              ---                    --------
Roger A. Barney            58       Vice President, Human Resources and Corporate Services

James B. De Golia          48       Vice President, General Counsel and Assistant Corporate Secretary

Samuel H. Ezekiel          54       Senior Vice President, Marketing

Joseph J. Francesconi      55       President, Chief Executive Officer and Director

Craig M. Gentner           51       Senior Vice President, Chief Financial Officer and Corporate Secretary

David P. Owen              57       Vice President, Strategy and Technology

Raymond E. Peverell        50       Senior Vice President, Sales and Support

G. Michael Schumacher      59       Senior Vice President, Product Operations

Charles S. Shiverick       54       Vice President, Information Services and Reengineering


     Roger A. Barney joined the Company in October 1987 as Vice President of Human Resources, and in 1992, became Vice President of Human Resources and Corporate Services. Prior to joining the Company, Mr. Barney held numerous management positions, including Director of Human Resources for Verbatim Corporation. He also founded his own management consulting business, which he ran from 1983 to 1987.

     James B. De Golia joined the Company in December 1988 and has served as its General Counsel and Assistant Secretary since 1991. From 1982 to 1988, Mr. De Golia served as Corporate Counsel to a number of high technology and federal divisions and subsidiaries of Xerox Corporation. Prior to joining Xerox, he practiced law with the San Francisco office of Thelen, Marrin, Johnson & Bridges.

     Samuel H.  Ezekiel  joined the  Company in June 1996 as Vice  President  of
Marketing and in April 1997, he was appointed Senior Vice President of Marketing. From 1991 until joining N.E.T., Mr. Ezekiel was Vice President of

Acquisitions & Alliances at Amdahl Corporation and from 1980 to 1991, he served as Vice President and General Manager of the Communications Products Division. Prior to that, he held a number of sales management, marketing, and business development positions with companies such as British Telecom, Sperry Univac, Computer Communications, Inc. and IBM/Rolm.

     Joseph J. Francesconi has served as a Director and as President and Chief Executive Officer since joining the Company in March 1994. He has recently been elected as a Director of Caere Corporation, a public company. From 1977 until he joined the Company, Mr. Francesconi served in a number of management capacities at Amdahl Corporation, a leading mainframe manufacturer, most recently as Executive Vice President. Prior to joining Amdahl Corporation, Mr. Francesconi spent 12 years with IBM Corporation.

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

     David P. Owen joined the Company in April 1990 as Director, Strategy and Marketing. In 1992, he became Vice President of Corporate Marketing, and in 1994, he became Vice President of Corporate Development and Strategy. More recently, in 1997, Mr. Owen became Vice President, Strategy and Technology. Prior to joining the Company, Mr. Owen was Director of Product Marketing at
StrataCom. In 1983, he founded the fast packet development organization at Packet Technologies, StrataCom's predecessor company. Mr. Owen spent 15 years at Control Data in a variety of product strategy, architecture and software development positions.

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

     G. Michael Schumacher joined the Company in January 1995 as Senior Vice President of Engineering and Operations, and in 1996, became Senior Vice President of Product Operations. Prior to joining the Company, Mr. Schumacher was Vice President and General Manager of the UNIX Systems Division of Unisys Corporation from 1993 to 1994. He also served at Mentor Graphics as General Manager of front-end CAE Tools from 1991 to 1993, and at Solbourne Computers as the Vice President of Engineering from 1989 through 1990.

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


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The section captioned "Common Stock Dividends and Price Range" of the Registrant's 1998 Annual Report is incorporated herein by reference and included in this filing as Exhibit 13. At March 31, 1998, there were 723 stockholders of record of the Company.


Item 6.  Selected Financial Data

     The section captioned "Five Year Financial Summary" of the Registrant's 1998 Annual Report is incorporated herein by reference and included in this filing as Exhibit 13.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The section captioned "Management's Discussion and Analysis" of the Registrant's 1998 Annual Report is incorporated herein by reference and included in this filing as Exhibit 13.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Company is not required to provide disclosures regarding market risk in this Annual Report on Form 10-K as its market capitalization is less than $2.5 billion. Such disclosures will be provided in the Company's Annual Report on Form 10-K for the year ending March 31, 1999.


Item 8.  Financial Statements and Supplementary Data

     The sections captioned "Quarterly Financial Data" and "Consolidated Financial Statements" together with the Notes thereto and the "Independent Auditors' Report" thereon of the Registrant's 1998 Annual Report are incorporated herein by reference and included in this filing as Exhibit 13.


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


Item 10. Directors and Executive Officers of the Registrant

     The information with respect to Directors is incorporated by reference from the section captioned "Election of Directors" at pages 2 and 3 of the Proxy Statement.

     The information regarding Executive Officers is set forth in Item 4 of Part I of this Form 10-K.

     The information required by Item 405 of Regulation S-K is incorporated by reference from the section captioned "Compliance with Section 16(a) of the Securities Exchange Act of 1934" at page 13 of the Proxy Statement.


Item 11. Executive and Director Compensation

     The Proxy Statement contains information regarding compensation of the Company's Directors and Executive Officers contained in the sections captioned "Election of Directors: Board Committees, Meetings, and Remuneration" at pages 5 and 6 of the Proxy Statement and "Executive Compensation and Related Information" at pages 7 to 10 of the Proxy Statement, which pages are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information regarding security ownership of certain beneficial owners and management from the section captioned "Stock Ownership of Five Percent Stockholders, Directors, and Corporate Officers" at pages 4 and 5 of the Proxy Statement is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

     Information regarding transactions with the Company's Directors and Executive Officers from the sections captioned "Election of Directors: Board Committees, Meetings, and Remuneration" at pages 5 and 6 of the Proxy Statement and "Executive Compensation and Related Information" at pages 7 to 10 of the Proxy Statement is incorporated herein by reference.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) (1) Financial Statements - See "Index to Financial Statements and Financial Statement Schedule" at page 20 of this Report.

          (2)  Financial   Statement   Schedules  -  See  "Index  to   Financial
               Statements and Financial Statement Schedule" at page 20 of this Report.

          (3)  Exhibits - See "Exhibit Index" at page 16 of this Report.

     (b) The Registrant filed no reports on Form 8-K during the fourth quarter of the fiscal year ended March 31, 1998.

                                  EXHIBIT INDEX


Exhibit No.                     Description                                 Note

   3.1         Registrant's Restated Certificate of Incorporation,  as        1
               amended.

   3.2         Registrant's Bylaws, as amended.                               1

   4.1         Indenture  dated as of May 15, 1989 between  Registrant        2
               and Morgan Guaranty Trust Company of New York.

   4.2         Rights  Agreement  dated as of August 15, 1989  between        3
               Registrant and The First National Bank of Boston, as amended.

   4.3         Certificate   of   Designations   of  Series  A  Junior        4
               Participating Preferred Stock filed with the Secretary of State of Delaware on August 24, 1989 (Exhibit 4.1 in the Registrant's Form S-8 Registration Statement).

   10.1        Headquarters   Facilities  Lease   Agreements   between        5
               Sobrato    Interests   III   and   Network    Equipment
               Technologies, Inc. dated April 9, 1997.

   10.2        Seaport   Centre  Phase  Three   Industrial  Net  Lease        5
               Agreement dated August 12, 1987 between  Registrant and
               Lincoln Property N.C., Inc.

   10.7 Officer Employment and Continuation Agreement between Registrant and Joseph J. Francesconi.*

   10.8 Officer Employment and Continuation Agreement between Registrant and Raymond E. Peverell.*

   10.9 Officer Employment and Continuation Agreement between Registrant and G. Michael Schumacher.*

   10.10 Officer Employment and Continuation Agreement between Registrant and Craig M. Gentner.*

   10.11 Officer Employment and Continuation Agreement between Registrant and Samuel H. Ezekiel.*

   10.12       Employment  Agreement between  Registrant and Walter J.        6
               Gill.*

   10.13       Form of Officer  Employment and Continuation  Agreement        6
               as  signed  by  all  other   Executive   Officers   and
               Registrant.*

   10.14       Form of Director Indemnification Agreement as signed by        6
               all Directors of the Company.

   10.15       Form of Officer Indemnification  Agreement as signed by        6
               all Executive Officers of the Company.*

               Corporate  Director   Compensation   Deferral  Election        6
               Program and 1996 Deferral Form.

               Corporate   Officer   Compensation   Deferral  Election        6
               Program and 1996 Deferral Form.*

               Corporate  Officers  Long-Term  Variable   Compensation        6
               Program.*

   13          Portions of 1998 Annual Report to Stockholders.

   21.1        Subsidiaries of Registrant as of June 24, 1998.

   23.1        Independent Auditors' Consent.

   27          Financial Data Schedule.

   99.1        Registrant's 1983 Stock Option Plan, as amended.*              7

   99.2        Registrant's 1988 Restricted Stock Award Plan.*                8

   99.3        Rules of Registrant's 1988 U.K. Stock Option Scheme.*          9

   99.4        Registrant's 1989 U.K. Stock Option Plan.*                     8

   99.5        Registrant's  1990  Employee  Stock  Purchase  Plan, as       10
               amended.*

   99.6        Registrant's   1993  Stock  Option  Plan,   as  amended       11
               (Exhibit 99.3).*

   99.7        Registrant's  1997  Stock  Option  Program,  as amended       11
               (Exhibit 99.2).*

   99.8        Registrant's 1998 Employee Stock Purchase Plan (Exhibit       11
               99.1).


--------
* A management contract or compensatory plan required to be filed as an Exhibit to Form 10-K.

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

(5) Incorporated by reference from the corresponding Exhibit (or the Exhibit identified in parentheses) previously filed as an Exhibit in the Registrant's Registration Statement on Form 10-K (Commission File No. 0-15323) for the fiscal year ended March 31, 1997, originally filed with the Securities and Exchange Commission on June 23, 1997.

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

(11) Incorporated by reference from the corresponding Exhibit (or the Exhibit identified in parentheses) previously filed as an Exhibit in the Registrant's Registration Statement on Form S-8 (No. 333-49837), filed with the Securities and Exchange Commission on April 10, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NETWORK EQUIPMENT TECHNOLOGIES, INC.
                                         (Registrant)


Date: June 24, 1998           By: /s/ JOSEPH J. FRANCESCONI
                                 -----------------------------------------
                                        Joseph J. Francesconi
                                        President, Chief Executive
                                        Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                    Title                                     Date
---------                    -----                                     ----
/s/ DIXON R. DOLL
-------------------------    Director                             June 24, 1998
Dixon R. Doll

/s/ JAMES K. DUTTON
-------------------------    Director                             June 24, 1998
James K. Dutton

/s/ JOSEPH J. FRANCESCONI
-------------------------    President, Chief Executive           June 24, 1998
Joseph J. Francesconi        Officer and Director
                             (Principal Executive Officer)

/s/ CRAIG M. GENTNER
-------------------------    Senior Vice President, Chief         June 24, 1998
Craig M. Gentner             Financial Officer and Corporate
                             Secretary (Principal Financial
                             Officer and Principal Accounting
                             Officer)

/s/ WALTER J. GILL
-------------------------    Director                             June 24, 1998
Walter J. Gill

/s/ GEORGE M. SCALISE
-------------------------    Director                             June 24, 1998
George M. Scalise

/s/ HANS A. WOLF
-------------------------    Chairman of the Board                June 24, 1998
Hans A. Wolf

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE


FINANCIAL STATEMENTS
--------------------

                                                    Page in 1998 Annual Report*
                                                    ---------------------------

Consolidated Balance Sheets as of March 31, 1998                24
  and 1997
Consolidated Statements of Income for the years                 25
  ended March 31, 1998, 1997 and 1996
Consolidated Statements of Cash Flows for the years             26
  ended March 31, 1998, 1997 and 1996
Consolidated Statements of Stockholders' Equity for             27
  the years ended March 31, 1998, 1997 and 1996                 28
Notes to Consolidated Financial Statements                      41
Independent Auditors' Report


----------
*    Incorporated herein by reference and included in this filing as Exhibit 13.



FINANCIAL STATEMENT SCHEDULE
----------------------------

                                                       Page in 1998 Form 10-K
                                                       ----------------------

Independent Auditors' Report                                     21
Schedule II - Valuation and Qualifying Accounts                  22


     All other schedules are omitted because they are not required, are not applicable, or the information is included in the Consolidated Financial Statements or notes thereto.

     Separate financial statements of the Registrant are omitted because the Registrant is primarily an operating company and all subsidiaries included in the Consolidated Financial Statements filed, in the aggregate, do not have a minority equity interest and/or long-term indebtedness to any person outside the consolidated group in an amount which together exceeds 5% of total consolidated assets at March 31, 1998.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Network Equipment Technologies, Inc.:

     We have audited the consolidated financial statements of Network Equipment Technologies, Inc. and subsidiaries as of March 31, 1998 and 1997, and for each of the three years in the period ended March 31, 1998, and have issued our report thereon dated April 15, 1998; such financial statements and report are included in your 1998 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Network Equipment Technologies, Inc. listed in the accompanying index to financial statements and financial statement schedule. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

San Jose, California
April 15, 1998

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.

                                   SCHEDULE II

                        Valuation and Qualifying Accounts
                                 (in thousands)


                                      Balance at        Charged to        Charged                           Balance
                                      beginning         costs and         to other        Deduction/        at end
Description                           of period          expenses         accounts         write off       of period
-----------                           ----------        ----------        --------        ----------       ---------
For the year ended March 31, 1996:

          Accounts receivable
                   allowances            $2,514            --             $4,615 (1)       $(2,596)         $4,533



For the year ended March 31, 1997:

          Accounts receivable
                   allowances            $4,533            --             $1,237 (1)       $(1,860)         $3,910



For the year ended March 31, 1998:

          Accounts receivable
                   allowances            $3,910            --             $2,082 (1)       $(2,066)         $3,926


----------
(1) Amount represents additions to accounts receivable allowances which were charged primarily to revenue.