Form 10-K/A
period 1998-03-31
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 1998-07-14
CIK 752431

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A

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

           Securities registered pursuant to Section 12(b) of the Act:

  Common Stock, $0.01 Par Value               New York Stock Exchange
  -----------------------------               -----------------------
     (Title of each class)           (Name of each exchange on which registered)

           Securities registered pursuant to Section 12(g) of the Act:

                   7 1/4% Convertible Subordinated Debentures
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes |X|   No |_|

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

================================================================================

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) (1) Financial Statements**

         (2)  Financial Statement Schedule**

         (3)  Exhibits - See "Exhibit Index" at page 2 of this Report.

     (b) The Registrant filed no reports on Form 8-K during the fourth quarter of the fiscal year ended March 31, 1998.

------------------
**Previously filed.

                                  EXHIBIT INDEX

Exhibit No.                                 Description                                                 Note
-----------                                 -----------                                                 ----
3.1              Registrant's Restated Certificate of Incorporation, as amended.                          **

3.2              Registrant's Bylaws, as amended.                                                         **

4.1              Indenture  dated as of May 15, 1989 between  Registrant  and Morgan  Guaranty Trust      **
                 Company of New York.

4.2              Rights  Agreement  dated as of August 15,  1989  between  Registrant  and The First      **
                 National Bank of Boston, as amended.

4.3              Certificate of Designations of Series A Junior Participating  Preferred Stock filed      **
                 with the  Secretary  of State of Delaware on August 24,  1989  (Exhibit  4.1 in the
                 Registrant's Form S-8 Registration Statement).

10.1             Headquarters  Facilities Lease Agreements between Sobrato Interests III and Network      **
                 Equipment Technologies, Inc. dated April 9, 1997.

10.2             Seaport  Centre Phase Three  Industrial Net Lease  Agreement  dated August 12, 1987      **
                 between Registrant and Lincoln Property N.C., Inc.

10.7             Officer  Employment and  Continuation  Agreement  between  Registrant and Joseph J.      **
                 Francesconi.*

10.8             Officer  Employment and Continuation  Agreement  between  Registrant and Raymond E.      **
                 Peverell.*

10.9             Officer  Employment and Continuation  Agreement  between  Registrant and G. Michael      **
                 Schumacher.*

10.10            Officer  Employment  and  Continuation  Agreement  between  Registrant and Craig M.      **
                 Gentner.*

10.11            Officer  Employment and  Continuation  Agreement  between  Registrant and Samuel H.      **
                 Ezekiel.*

10.12            Employment Agreement between Registrant and Walter J. Gill.*                             **

10.13            Form of  Officer  Employment  and  Continuation  Agreement  as  signed by all other      **
                 Executive Officers and Registrant.*

10.14            Form of  Director  Indemnification  Agreement  as  signed by all  Directors  of the      **
                 Company.

10.15            Form of Officer  Indemnification  Agreement as signed by all Executive  Officers of      **
                 the Company.*

10.16            Corporate Director Compensation Deferral Election Program and 1996 Deferral Form.        **

10.17            Corporate Officer Compensation Deferral Election Program and 1996 Deferral Form.*        **

10.18            Corporate Officers Long-Term Variable Compensation Program.*                             **

13               Portions of 1998 Annual Report to Stockholders.                                          **

21.1             Subsidiaries of Registrant as of June 24, 1998.                                          **

23.1             Independent Auditors' Consent.

27               Financial Data Schedule.

99.1             Registrant's 1983 Stock Option Plan, as amended.*                                        **

99.2             Registrant's 1988 Restricted Stock Award Plan.*                                          **

99.3             Rules of Registrant's 1988 U.K. Stock Option Scheme.*                                    **

99.4             Registrant's 1989 U.K. Stock Option Plan.*                                               **

99.5             Registrant's 1990 Employee Stock Purchase Plan, as amended.*                             **

99.6             Registrant's 1993 Stock Option Plan, as amended.*                                        **

99.7             Registrant's 1997 Stock Option Program, as amended.*                                     **

99.8             Registrant's 1998 Employee Stock Purchase Plan.                                          **

----------
* A management contract or compensatory plan required to be filed as an Exhibit to Form 10-K.

**   Previously filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NETWORK EQUIPMENT TECHNOLOGIES, INC.
                                                        (Registrant)


Date: July 14, 1998                         By:      /s/ Joseph J. Francesconi
                                              ----------------------------------
                                                     Joseph J. Francesconi
                                                     President, Chief Executive
                                                     Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                     Title                               Date
      ---------                     -----                               ----


                                  Director                         July 14, 1998
----------------------------
 Dixon R. Doll


 /s/ James K. Dutton              Director                         July 14, 1998
-----------------------------
 James K. Dutton


 /s/ Joseph J. Francesconi        President, Chief Executive       July 14, 1998
----------------------------      Officer and Director
 Joseph J. Francesconi            (Principal Executive Officer)



 /s/ Craig M. Gentner             Senior Vice President, Chief     July 14, 1998
----------------------------      Financial Officer and Corporate
 Craig M. Gentner                 Secretary (Principal Financial
                                  Officer and Principal Accounting
                                  Officer)


 /s/ Walter J. Gill               Director                         July 14, 1998
----------------------------
 Walter J. Gill


 /s/ George M. Scalise            Director                         July 14, 1998
----------------------------
 George M. Scalise


 /s/ Hans A. Wolf                 Chairman of the Board            July 14, 1998
----------------------------
 Hans A. Wolf