Form 10-Q
period 1998-06-28
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 1998-08-14
CIK 752431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 28, 1998

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

                            6500 Paseo Padre Parkway
                                Fremont, CA 94555
                                 (510) 713-7300
               (Address, including zip code, and telephone number
                      including area code, of registrant's
                          principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes _X_  No___

     The number of shares outstanding of the registrant's Common Stock, $.01 par value, on June 28, 1998 was 21,641,433.

================================================================================

This document consists of 11 pages of which this is page 1.

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.



                                      INDEX
                                      -----

                                                                           Page
                                                                          Number
                                                                          ------

PART I. FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements

              Condensed Consolidated Balance Sheets -
              June 28, 1998 and March 31, 1998..............................  3

              Condensed Consolidated Statements of Income -
              three months ended June 28, 1998 and June 29, 1997............  4

              Condensed Consolidated Statements of Cash Flows -
              three months ended June 28, 1998 and June 29, 1997............  5

              Notes to Condensed Consolidated Financial Statements..........  6

     Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial Condition.................  7

PART II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K.............................. 10

SIGNATURE     .............................................................. 11

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)


                                                              June 28,    March 31,
                                                                1998         1998
                                                             ---------    ---------
                                                            (unaudited)
Assets
Current assets:
      Cash and cash equivalents                              $  43,913    $  59,512
      Temporary cash investments                               102,547      101,990
      Accounts receivable, net of allowances of $3,603
           at June 28 and $3,926 at March 31                    75,441       71,714
      Inventories                                               19,445       19,713
      Deferred income taxes                                      9,836        9,836
      Prepaid expenses and other assets                          6,911        7,254
                                                             ---------    ---------
           Total current assets                                258,093      270,019
Property and equipment, net                                     50,544       42,657
Software production costs, net                                   5,869        5,491
Other assets                                                    18,515       16,390
                                                             ---------    ---------
                                                             $ 333,021    $ 334,557
                                                             =========    =========

Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable                                       $  19,035    $  21,890
      Accrued liabilities                                       42,507       48,239
                                                             ---------    ---------
           Total current liabilities                            61,542       70,129
Deferred income taxes                                            2,933        1,954
7-1/4% convertible subordinated debentures                      25,821       25,821
Stockholders' equity:
      Preferred stock, $.01 par value
           Authorized:  5,000,000 shares
           Outstanding:  none                                       --           --
      Common stock, $.01 par value
           Authorized:  50,000,000 shares
           Outstanding:  21,641,000 shares at June 28 and
             21,454,000 shares at March 31                         216          215
      Additional paid-in capital                               178,182      176,452
      Treasury stock                                            (1,069)      (1,430)
      Net unrealized gain on available-for-sale securities       5,507        3,759
      Accumulated translation adjustment                        (1,152)        (436)
      Retained earnings                                         61,041       58,093
                                                             ---------    ---------
           Total stockholders' equity                          242,725      236,653
                                                             ---------    ---------
                                                             $ 333,021    $ 334,557
                                                             =========    =========



See Notes to Condensed Consolidated Financial Statements.

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
                   Condensed Consolidated Statements of Income
              (in thousands, except per share amounts - unaudited)


                                                          Three Months Ended
                                                        -----------------------
                                                        June 28,       June 29,
                                                          1998           1997
                                                        --------       --------

Revenue:
      Product revenue                                   $ 45,662       $ 53,517
      Service and other revenue                           25,764         26,456
                                                        --------       --------
           Total revenue                                  71,426         79,973
                                                        --------       --------

Cost of sales:
      Cost of product revenue                             18,633         20,428
      Cost of service and other revenue                   14,846         17,070
                                                        --------       --------
           Total cost of sales                            33,479         37,498
                                                        --------       --------

Gross margin                                              37,947         42,475

Operating expenses:
      Sales and marketing                                 21,608         22,206
      Research and development                            10,283         10,151
      General and administrative                           2,888          2,784
                                                        --------       --------
           Total operating expenses                       34,779         35,141
                                                        --------       --------

Income from operations                                     3,168          7,334

Other income (expense):
      Interest income                                      1,660          1,623
      Interest expense                                      (508)          (476)
      Other                                                 (126)          (165)
                                                        --------       --------

Income before income taxes                                 4,194          8,316

Income tax provision                                       1,246          2,661
                                                        --------       --------

Net income                                              $  2,948       $  5,655
                                                        ========       ========

Earnings Per Share:
      Basic                                             $    .14       $    .27
                                                        ========       ========
      Diluted                                           $    .13       $    .26
                                                        ========       ========

Shares used in per share computation:
      Basic                                               21,570         21,064
                                                        ========       ========
      Diluted                                             22,433         21,753
                                                        ========       ========


See Notes to Condensed Consolidated Financial Statements.

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                           (in thousands - unaudited)

                                                                         Three Months Ended
                                                                        --------------------
                                                                        June 28,    June 29,
                                                                          1998        1997
                                                                        --------    --------
Cash and Cash Equivalents at Beginning of Period                        $ 59,512    $ 39,141
                                                                        --------    --------
Cash Flows from Operating Activities:
      Net income                                                           2,948       5,655
      Adjustments to reconcile net income to cash
          provided by (used for) operations:
           Depreciation and amortization                                   4,706       4,617
           Restricted stock compensation                                      82          90
           Changes in assets and liabilities:
                 Accounts receivable                                      (3,678)     (3,841)
                 Inventories                                                 267       1,598
                 Prepaid expenses and other assets                           351        (922)
                 Accounts payable                                         (2,856)     (2,834)
                 Accrued liabilities                                      (5,717)        162
                                                                        --------    --------
           Net cash provided by (used for) operations                     (3,897)      4,525
                                                                        --------    --------

Cash Flows from Investing Activities:
      Purchases of temporary cash investments                            (14,461)    (23,311)
      Proceeds from maturities of temporary cash investments              13,732      25,216
      Purchases of property and equipment                                (12,035)     (5,454)
      Additions to software production costs                                (946)     (1,293)
      Other                                                                  664        (260)
                                                                        --------    --------
           Net cash used for investing activities                        (13,046)     (5,102)
                                                                        --------    --------

Cash Flows from Financing Activities:
      Sale of Common Stock                                                 2,010       1,183
                                                                        --------    --------
           Net cash provided by financing activities                       2,010       1,183
                                                                        --------    --------

Effect of exchange rate changes on cash                                     (666)        230
                                                                        --------    --------

                 Net increase (decrease) in cash and cash equivalents    (15,599)        836
                                                                        --------    --------

Cash and Cash Equivalents at End of Period                              $ 43,913    $ 39,977
                                                                        ========    ========

Other Cash Flow Information:
     Cash paid (refunded) for:
         Interest                                                       $    966    $    934
         Income taxes                                                   $   (471)   $ 10,809
     Non-cash investing and financing activities:
         Net unrealized gain on available-for-sale securities           $  1,748    $    123


See Notes to Condensed Consolidated Financial Statements.

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements


1.   Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position as of June 28, 1998, and the results of operations and cash flows for the three months ended June 28, 1998 and June 29, 1997. These financial statements should be read in conjunction with the March 31, 1998 audited consolidated financial statements and notes thereto. The results of operations for the three months ended June 28, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1999.

2.   Inventories

     Inventories consist of (in thousands):

                                                     June 28,          March 31,
                                                       1998              1998
                                                     -------           --------
                                                   (unaudited)

     Purchased components                            $ 3,677           $ 4,340
     Work-in-process                                  14,442            13,371
     Finished goods                                    1,326             2,002
                                                     -------           -------
                                                     $19,445           $19,713
                                                     =======           =======

3.   Earnings Per Share

     Basic earnings per share has been computed based upon the weighted average number of common shares outstanding for the periods presented. For diluted earnings per share, shares used in the per share computation include weighted average common and potentially dilutive shares outstanding. Potentially dilutive shares consist of shares issuable upon the assumed exercise of dilutive stock options and totaled 862,000 and 689,000 for the three months ended June 28,1998 and June 29, 1997, respectively.

4.   Comprehensive Income

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", in the first quarter of fiscal 1999. For the three months ended June 28, 1998 and June 29, 1997, comprehensive income was $3,977,000 and $6,820,000, respectively, and represents net income for the period, as adjusted for the net unrealized gain on available-for-sale securities and the cumulative translation adjustment, net of taxes.

5.   Recently Issued Accounting Standard

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for a Company's business segments and related disclosures about its products, services, geographic areas, and major customers. The Company has not yet identified its SFAS reporting segments. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows. This statement is effective for the Company for fiscal year 1999.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


This discussion and analysis should be read in conjunction with Management's Discussion and Analysis in the Company's 1998 Annual Report to Shareholders and
Part I of the Company's Form 10-K for the fiscal year ended March 31, 1998.

Statements made in this Management's Discussion and Analysis or elsewhere in this quarterly report or other communications (including press releases and analyst calls) that are not statements of historical fact are forward-looking statements, including without limitation, those related to the Company's future revenues, gross margins, and other financial and economic targets, trends or goals. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from statements made, including those discussed in the Company's Annual Report to Stockholders for the fiscal year ended March 31, 1998. The Company does not undertake an obligation to update its forward-looking statements or risk factors to reflect future events or circumstances.


RESULTS OF OPERATIONS

The following table depicts selected data derived from the Company's Consolidated Statements of Income expressed as a percentage of revenue for the periods presented:

--------------------------------------------------------------------------------
                                                     Three Months Ended
                                                     ------------------
Percent of Revenue                              June 28, 1998   June 29, 1997
--------------------------------------------------------------------------------
Product revenue                                     63.9%            66.9%
Service and other revenue                           36.1             33.1
                                                   -----            -----
     Total revenue                                 100.0            100.0
                                                   -----            -----

Product gross margin                                59.2             61.8
Service and other revenue gross margin              42.4             35.5
                                                   -----            -----
     Total gross margin                             53.1             53.1
                                                   -----            -----

Sales and marketing                                 30.3             27.8
Research and development                            14.4             12.6
General and administrative                           4.0              3.5
                                                   -----            -----
     Total operating expenses                       48.7             43.9
                                                   -----            -----

Income from operations                               4.4              9.2
                                                   -----            -----

Net income                                           4.1%             7.1%
                                                   =====            =====
--------------------------------------------------------------------------------

Revenue

Total revenue for the first quarter of fiscal 1999 decreased 10.7% to $71.4 million from $80.0 million for the first quarter of fiscal 1998. Product revenue decreased $7.9 million and service and other revenue decreased $0.7 million quarter-over-quarter. The 14.7% decrease in product revenue was principally due to a 62.5% decline in sales in the Asia Pacific/Latin America channel. The Company's other sales channels were relatively flat quarter-over-quarter.

In the first quarter of fiscal 1999, the Company's new Promina(TM) product line represented $31.9 million, or 69.9% of product sales.

The decrease in service and other revenue was due to a decrease in systems integration services in support of product sales to the U.S. government.


Gross Margin

Total gross margin as a percentage of total revenue was 53.1% for the first quarter of fiscal 1999 and the first quarter of fiscal 1998. Product gross margin decreased to 59.2% in fiscal 1999 from 61.8% in the first quarter of fiscal 1998. A favorable channel mix, resulting from a decrease in Asia Pacific/Latin America revenue which has lower gross margins, was offset by Promina upgrade promotional programs.

Service and other revenue gross margin increased to 42.4% in the first quarter of fiscal 1999 from 35.5% in the first quarter of fiscal 1998. The increase is primarily the result of cost reductions and consolidation of the Company's service operations.

Management expects total gross margin in fiscal 1999 to remain fairly constant.


Operating Expenses

Operating expenses decreased slightly in the first quarter of fiscal 1999 from the first quarter of fiscal 1998, and increased as a percentage of total revenue to 48.7% from 43.9%, respectively, due to lower revenue. Management expects operating expenses to increase during the remainder of fiscal 1999.

Sales and marketing expense decreased slightly in the first quarter of fiscal 1999 from the first quarter of fiscal 1998, and increased as a percentage of total revenue to 30.3% from 27.8%, respectively. The decrease in the first quarter of fiscal 1999 was due to lower marketing expenses related to advertising, promotions and trade shows. Management expects sales and marketing expense to increase during fiscal 1999.

Research and development expense remained relatively flat for the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998, and increased as a percentage of total revenue to 14.4% from 12.6%, respectively. In the first quarter of fiscal 1999, lower expenses for consulting and direct materials was offset by a decrease in the amount of capitalizable software production costs. Management plans to continue funding research and development efforts at levels necessary to advance product programs and expects research and development spending to increase during the remainder of fiscal 1999.

General and administrative expense remained flat for the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998. Management expects general and administrative expense to increase slightly for the remainder of fiscal 1999.

In the fourth quarter of fiscal 1998, the Company recorded a $3.3 million charge related to the relocation of the Company's facilities. The charge was composed primarily of the remaining lease commitment on the old facility for the period the Company expected the facility to be vacant. The Company also expected to incur moving expenses of approximately $1.0 million in the first quarter of fiscal year 1999. While the Company did incur nearly $1.0 million in move costs during the first quarter of fiscal 1999, these costs were offset by an early lease termination on portions of the old facility, as well as a gain from the sale of equipment not moved to the new facility. Management expects future move-related charges to be immaterial.


Non-Operating Items

Interest income and interest expense remained flat for the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998.

For the first quarter of fiscal 1999, the Company recorded income tax expense of $1.2 million as compared to $2.7 million for fiscal 1998, at an effective rate of 30% and 32% for fiscal 1999 and fiscal 1998, respectively.


LIQUIDITY AND CAPITAL RESOURCES

As of June 28, 1998, the Company had cash, cash equivalents and temporary cash investments of $146.5 million, as compared to $161.5 million at the end of fiscal 1998. Cash used for operations was $3.9 million in the first quarter of fiscal 1999 as compared to $4.5 million of cash provided from operations in the comparable period of the prior year. This year-to-year net $8.4 million decrease in cash flow was due to a reduction of other current liabilities during the first quarter of fiscal 1999 as compared to an increase during the first quarter of fiscal 1998, as well as lower net income and a smaller reduction in inventory in the first quarter of fiscal 1999.

Net cash used for investing activities in fiscal 1999 consisted primarily of purchases of property and equipment of $12.0 million, primarily related to the new facility, and additions to software production costs of $1.0 million.

Net cash provided by financing activities in fiscal 1999 was composed principally of $2.0 million from the issuance of Common Stock related to the employee stock benefit plans.

As of June 28,1998, the Company had available an unsecured $10.0 million line of credit. Borrowings under this committed borrowing facility are available through May 1999 and bear interest at the bank's base rate (which approximates prime). At June 28,1998, there were no outstanding borrowings under this facility.

In April 1997, the Company announced a 12-year operating lease agreement pursuant to which a new corporate headquarters facility was constructed in Fremont, California. In conjunction with the project management and design and construction of the new facility, the Company has incurred $8.3 million, net of landlord contributions, in the first quarter of fiscal 1999, most of which has been capitalized. The Company estimates that $5.0 million of additional capital expenditures related to this new facility will be made over the remainder of fiscal 1999.

The Company believes that current cash and cash equivalents, temporary cash investments and cash flows from operations will be sufficient to fund operations, purchases of capital equipment and research and development programs currently planned at least through fiscal 1999.

                                     PART II


                                OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          99.1    Registrant's 1993 Stock Option Plan, as amended.
          99.2    Registrant's 1997 Stock Option Program, as amended.

     (b)  Reports on Form 8-K

          During the fiscal quarter ended June 28, 1998, the Company filed a report on Form 8-K relating to the restatement of the Company's earnings per share numbers in accordance with Financial Accounting Standards No. 128 "Earnings Per Share."

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NETWORK EQUIPMENT
                                           TECHNOLOGIES, INC.




Dated:  August 12, 1998                 /s/ Craig M. Gentner
                                        --------------------
                                        Craig M. Gentner
                                        Senior Vice President, Chief Financial
                                        Officer and Corporate Secretary
                                        (Principal Financial and Accounting
                                        Officer)