Form 10-Q
period 1998-09-27
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 1998-11-10
CIK 752431

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 27, 1998

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended ______________________ or ______________________

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

                                  Yes _X_ No___

     The number of shares outstanding of the registrant's Common Stock, $.01 par value, on September 27, 1998 was 21,341,167.

================================================================================

This document consists of 14 pages of which this is page 1.

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.

                                      INDEX

                                                                                      Page
                                                                                     Number
                                                                                     ------
PART I.        FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements

               Condensed Consolidated Balance Sheets -
               September 27, 1998 and March 31, 1998 .............................      3

               Condensed Consolidated Statements of Income - Quarter and
               Six Months ended September 27, 1998 and September 28, 1997 ........      4

               Condensed Consolidated Statements of Cash Flows - Six Months
               Ended September 27, 1998 and September 28, 1997 ...................      5

               Notes to Condensed Consolidated Financial Statements ..............      6

     Item 2.   Management's Discussion and Analysis of
               Results of Operations and Financial Condition .....................      8

PART II.       OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security Holders ...............     13

     Item 5.   Other Information .................................................     13

     Item 6.   Exhibits and Reports on Form 8-K ..................................     13

SIGNATURE.........................................................................     14

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                                   September 27,      March 31,
                                                                       1998             1998
                                                                   -------------      ---------
                                                                    (unaudited)
Assets
Current assets:
      Cash and cash equivalents                                      $  60,084        $  59,512
      Temporary cash investments                                        93,454          101,990
      Accounts receivable, net of allowances of $4,015 at
            September 27 and $3,926 at March 31                         64,085           71,714
      Inventories                                                       19,564           19,713
      Deferred income taxes                                              9,836            9,836
      Prepaid expenses and other assets                                  7,225            7,254
                                                                     ---------        ---------
      Total current assets                                             254,248          270,019
Property and equipment, net                                             56,196           42,657
Software production costs, net                                           5,984            5,491
Other assets                                                            13,664           16,390
                                                                     ---------        ---------
                                                                     $ 330,092        $ 334,557
                                                                     =========        =========

Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable                                               $  18,481        $  21,890
      Accrued liabilities                                               44,836           48,239
                                                                     ---------        ---------
           Total current liabilities                                    63,317           70,129
                                                                     ---------        ---------

Deferred income taxes                                                    1,200            1,954
7-1/4% convertible subordinated debentures                              25,186           25,821
Stockholders' equity:
      Preferred stock, $.01 par value
           Authorized:  5,000,000 shares,
           Outstanding:  none                                             --               --
      Common stock, $.01 par value
           Authorized:  50,000,000 shares
           Outstanding:  21,341,000 shares at September 27
             and 21,454,000 shares at March 31                             213              215
      Additional paid-in capital                                       179,276          176,452
      Treasury stock                                                    (5,849)          (1,430)
      Net unrealized gain on available-for-sale securities               2,439            3,759
      Cumulated translation adjustment                                    (260)            (436)
      Retained earnings                                                 64,570           58,093
                                                                     ---------        ---------
           Total stockholders' equity                                  240,389          236,653
                                                                     ---------        ---------
                                                                     $ 330,092        $ 334,557
                                                                     =========        =========

See Notes to Condensed Consolidated Financial Statements.

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
                   Condensed Consolidated Statements of Income
              (in thousands, except per share amounts - unaudited)

                                                        Quarter Ended                Six Months Ended
                                                  -------------------------      ------------------------
                                                  Sept. 27,       Sept. 28,      Sept. 27,      Sept. 28,
                                                    1998            1997           1998           1997
                                                  ---------       ---------      ---------      ---------
Revenue:
     Product revenue                              $  46,813       $  50,049      $  92,475      $ 103,566
     Service and other revenue                       28,541          27,798         54,305         54,254
                                                  ---------       ---------      ---------      ---------
          Total revenue                              75,354          77,847        146,780        157,820
                                                  ---------       ---------      ---------      ---------

Cost of sales:
     Cost of product revenue                         17,265          19,363         35,898         39,791
     Cost of service and other revenue               18,531          16,466         33,377         33,536
                                                  ---------       ---------      ---------      ---------
          Total cost of sales                        35,796          35,829         69,275         73,327
                                                  ---------       ---------      ---------      ---------

Gross margin                                         39,558          42,018         77,505         84,493

Operating expenses:
     Sales and marketing                             21,886          20,704         43,494         42,910
     Research and development                        11,099          10,760         21,382         20,911
     General and administrative                       3,573           2,959          6,461          5,743
                                                  ---------       ---------      ---------      ---------
          Total operating expenses                   36,558          34,423         71,337         69,564
                                                  ---------       ---------      ---------      ---------

Income from operations                                3,000           7,595          6,168         14,929

Other income (expense):
     Interest income                                  1,705           1,522          3,365          3,145
     Interest expense                                  (482)           (449)          (990)          (925)
     Other                                              780            (198)           654           (363)
                                                  ---------       ---------      ---------      ---------

Income before income taxes                            5,003           8,470          9,197         16,786

Income tax provision                                  1,513           2,711          2,759          5,372
                                                  ---------       ---------      ---------      ---------

Income before extraordinary gain                      3,490           5,759          6,438         11,414

Extraordinary gain on repurchase
  of debentures                                          39              --             39             --
                                                  ---------       ---------      ---------      ---------

Net income                                        $   3,529       $   5,759      $   6,477      $  11,414
                                                  =========       =========      =========      =========

Basic earnings per share:
     Income before extraordinary item             $     .16       $     .27      $     .30      $     .54
                                                  =========       =========      =========      =========

     Net income                                   $     .16       $     .27      $     .30      $     .54
                                                  =========       =========      =========      =========

Diluted earnings per share:
     Income before extraordinary item             $     .16       $     .26      $     .29      $     .52
                                                  =========       =========      =========      =========

     Net income                                   $     .16       $     .26      $     .29      $     .52
                                                  =========       =========      =========      =========

Shares used in per share computation:
     Basic                                           21,625          21,196         21,599         21,130
                                                  =========       =========      =========      =========
     Diluted                                         21,952          22,208         22,203         21,981
                                                  =========       =========      =========      =========

See Notes to Condensed Consolidated Financial Statements.

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                           (in thousands - unaudited)

                                                                                        Six Months Ended
                                                                                  ----------------------------
                                                                                  Sept. 27,           Sept. 28,
                                                                                    1998                1997
                                                                                  --------            --------
Cash and Cash Equivalents at Beginning of Period                                  $ 59,512            $ 39,141
                                                                                  --------            --------
Net Cash Flows from Operating Activities:
     Net income                                                                      6,477              11,414
     Adjustments to reconcile net income to cash
        provided by operations:
          Extraordinary gain on repurchase of debentures                               (39)               --
          Depreciation and amortization                                              9,931               9,149
          Restricted stock compensation                                                163                 180
          Changes in assets and liabilities:
               Accounts receivable                                                   8,668               3,665
               Inventories                                                             158                 784
               Prepaid expenses and other assets                                        80              (1,104)
               Accounts payable                                                     (3,480)             (4,766)
               Accrued liabilities                                                  (4,099)              2,264
                                                                                  --------            --------
          Net cash provided by operations                                           17,859              21,586
                                                                                  --------            --------

Cash Flows from Investing Activities:
     Purchases of temporary cash investments                                       (40,431)            (47,277)
     Proceeds from maturities of temporary cash investments                         49,046              50,533
     Purchases of property and equipment                                           (22,279)            (11,139)
     Additions to software production costs                                         (1,692)             (2,216)
     Other                                                                             581              (2,194)
                                                                                  --------            --------
          Net cash used for investing activities                                   (14,775)            (12,293)
                                                                                  --------            --------

Cash Flows from Financing Activities:
     Sale of Common Stock                                                            3,857               2,759
     Purchase of Common Stock                                                       (5,617)               --
     Repurchase of convertible subordinated debentures                                (565)               --
                                                                                  --------            --------
     Net cash provided by (used for) financing activities                           (2,325)              2,759
                                                                                  --------            --------

Effect of exchange rate changes on cash                                               (187)                117
                                                                                  --------            --------
          Net increase in cash and cash equivalents                                    572              12,169
                                                                                  --------            --------

Cash and Cash Equivalents at End of Period                                        $ 60,084            $ 51,310
                                                                                  ========            ========
Other Cash Flow Information:
     Cash paid (refunded) during the period for:
          Interest                                                                $    989            $    943
          Income taxes                                                            $   (417)           $ 12,487
      Non-cash investing and financing activities:
          Net unrealized gain (loss) on available-for-sale securities             $ (1,320)           $    246

See Notes to Condensed Consolidated Financial Statements.

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements


1.   Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position as of September 27, 1998, and the results of operations and cash flows for the quarter and six months ended September 27, 1998 and September 28, 1997. These financial statements should be read in conjunction with the March 31, 1998 audited consolidated financial statements and notes thereto. The results of operations for the six months ended September 27, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1999.

2.   Inventories

     Inventories consist of (in thousands):

                                      September 27,       March 31,
                                          1998              1998
                                      ------------        --------
                                      (unaudited)

     Purchased components               $ 3,569           $ 4,370
     Work-in-process                     14,601            13,371
     Finished goods                       1,394             2,002
                                        -------           -------
                                        $19,564           $19,713
                                        =======           =======

3.   Earnings Per Share

     Basic earnings per share has been computed based upon the weighted average number of common shares outstanding for the periods presented. For diluted earnings per share, shares used in the per share computation include weighted average common and potentially dilutive shares outstanding. Potentially dilutive shares consist of shares issuable upon assumed exercise of dilutive stock options and totaled 327,000 and 1,012,000 for the three months ended September 27, 1998 and September 28, 1997, and 604,000 and 851,000 for the six months ended September 27, 1998 and September 28, 1997, respectively.

4.   Comprehensive Income

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", in the first quarter of fiscal 1999. Comprehensive income represents net income for the period, as adjusted for the net unrealized gain (loss) on available-for-sale securities and the cumulative translation adjustment, net of taxes, and was $1,353,000 and $5,710,000 for the three months ended September 27, 1998 and September 28, 1997, and $5,333,000 and $11,488,000, for the six months ended September 27, 1998 and September 28, 1997, respectively.

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements


5.   Recently Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for a Company's business segments and related disclosures about its products, services, geographic areas, and major customers. The Company has not yet identified its SFAS reporting segments. Adoption of this standard will not impact the Company's consolidated financial position, results of operations or cash flows. The standard is effective for the Company for fiscal year 1999.

6.   Subsequent Event

     Subsequent to the quarter ended September 27, 1998, the Company's Board of Directors approved a cancellation and new grant of stock options for all holders of outstanding options issued from July 25, 1996 to October 8, 1998 with exercise prices in excess of the closing price per share on October 16, 1998. Approximately 1,720,000 old options were canceled and an equal number of new options were granted at an exercise price of $10.25 per share, the fair market value of the Company's Common Stock on October 16, 1998, the effective date of the new option. The new option has terms equivalent to the terms in effect under the old option to which such new option relates, except that the new option becomes exercisable under a new four-year vesting schedule, beginning on October 16, 1998. The new grant offer was made to all employees of the Company.

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

RESULTS OF OPERATIONS

The following table depicts selected data derived from the Company's Consolidated Statements of Income expressed as a percentage of revenue for the periods presented:

--------------------------------------------------------------------------------

                                           Quarter Ended      Six Months Ended
                                        -------------------  -------------------
                                        Sept. 27, Sept. 28,  Sept. 27, Sept. 28,
Percent of Revenue                        1998      1997       1998      1997
--------------------------------------------------------------------------------
Product revenue                            62.1%     64.3%      63.0%     65.6%
Service and other revenue                  37.9      35.7       37.0      34.4
                                         ------    ------     ------    ------
     Total revenue                        100.0     100.0      100.0     100.0
                                         ------    ------     ------    ------
Product gross margin                       63.1      61.3       61.2      61.6
Service and other revenue gross margin     35.1      40.8       38.5      38.2
                                         ------    ------     ------    ------
     Total gross margin                    52.5      54.0       52.8      53.5
                                         ------    ------     ------    ------
Sales and marketing                        29.1      26.6       29.6      27.2
Research and development                   14.7      13.8       14.6      13.2
General and administrative                  4.7       3.8        4.4       3.6
                                         ------    ------     ------    ------
     Total operating expenses              48.5      44.2       48.6      44.0
                                         ------    ------     ------    ------
Income from operations                      4.0       9.8        4.2       9.5
                                         ------    ------     ------    ------
Net income                                  4.7%      7.4%       4.4%      7.2%
                                         ======    ======     ======    ======

--------------------------------------------------------------------------------

Revenue

Total revenue for the second quarter of fiscal 1999 decreased $2.5 million, or 3.2% from the second quarter of fiscal 1998, and decreased $11.0 million, or 7.0% on a year-to-date basis. Similarly, product revenue for the second quarter of fiscal 1999 decreased $3.2 million, or 6.5%, and decreased on a year-to-date basis $11.1 million, or 10.7% from the comparable periods of the prior year. A decrease in sales in fiscal 1999 through the Asia Pacific/Latin American channel impacted both the quarter and year-to-date periods. Partially offsetting this decline was an increase in product sales through the North American channel for both periods.

In the second quarter and for the first six months of fiscal 1999, the Company's new Promina(TM) product line represented $34.7 million and $66.6 million, or 74.1% and 72.0% of product sales, respectively. A significant portion of these Promina sales are related to the upgrading of the Company's installed base.

Service and other revenue for the second quarter and first six months of fiscal 1999 increased $.7 million and $.1 million, respectively, from the comparable periods of fiscal 1998. This increase was attributable to an increase in revenue from systems integration services in support of product sales to the U.S. government, partially offset by a decrease in service revenue in the North American channel.

Gross Margin

Total gross margin as a percentage of total revenue decreased to 52.5% and 52.8% for the second quarter and first six months of fiscal 1999 from 54.0% and 53.5%, respectively, for the comparable periods of fiscal 1998. The decrease in the second quarter of fiscal 1999 was the result of lower gross margins on the service and other revenue coupled with these revenues being a larger percentage of total revenue. The first six months of fiscal 1999 was also negatively impacted by these revenues being a larger percentage of total revenue. Product margins were 63.1% and 61.2% for the second quarter and first six months of fiscal 1999, respectively, and 61.3% and 61.6% in the comparable periods of the prior year. The quarter-over-quarter increase primarily resulted from a favorable channel mix, as an increased percentage of the quarter's revenue represented sales through the North American and U.S. Federal channel and a decreased percentage through the Asia Pacific/Latin American channel. Additionally, both the quarter and year-to-date product margins were positively impacted by favorable product manufacturing variances and product mix.

Service and other gross margin was 35.1% and 38.5% in the second quarter and first six months of fiscal 1999 compared to 40.8% and 38.2%, respectively, in the comparable periods of fiscal 1998. Contributing to the decrease in these margins in the second quarter were increased personnel costs in service and a lower margin on systems integration services in support of product sales to the U.S. government. The gross margins were also negatively impacted in the second quarter of fiscal 1999 by the increase in system integration service revenue which have lower margins. Service and other gross margin in the first six months of fiscal 1999 compared to the same period in fiscal 1998 were relatively flat due to increased gross margins in the first quarter of fiscal 1999 as a result of lower service costs.

Due to planned shifts in product and channel mix, management expects total gross margin as a percentage of total revenue to decrease slightly during the remainder of fiscal 1999.

Operating Expenses

Operating expenses in the second quarter and first six months of fiscal 1999 increased $2.1 million and $1.8 million from the comparable periods of fiscal 1998, and increased as a percentage of total revenue to 48.5% from 44.2% quarter-over-quarter and 48.6% from 44.0% year-over-year. Management expects operating expenses to increase slightly during the remainder of fiscal 1999.

Sales and marketing expense increased $1.2 million and $.6 million in the second quarter and first six months of fiscal 1999, respectively, from the comparable periods of fiscal 1998. This expense increased as a percentage of total revenue to 29.1% from 26.6% quarter-over-quarter and to 29.6% from 27.2% year-over-year. The increase in spending quarter-over-quarter and year-over-year is primarily a result of the increased headcount in the various field sales organizations. Management expects sales and marketing spending to increase during the remainder of fiscal 1999, while decreasing as a percentage of revenue.

Research and development expense increased $.3 million and $.5 million in the second quarter and first six months of fiscal 1999, respectively, from the comparable periods of fiscal 1998. This expense increased as a percentage of total revenue to 14.7% from 13.8% quarter-over-quarter and to 14.6% from 13.2% year-over-year. Management plans to continue funding research and development efforts at levels necessary to advance product programs and expects research and development spending to increase during the remainder of fiscal 1999, while decreasing as a percentage of revenue.

General and administrative expense increased $.6 million and $.7 million in the second quarter and first six months of fiscal 1999, respectively, from the comparable periods of fiscal 1998. This expense increased as a percentage of total revenue to 4.7% from 3.8% quarter-over-quarter and to 4.4% from 3.6% year-over-year. In the second quarter of fiscal 1999, $.3 million of costs related to the facility move, were included in general and administrative expenses. Management expects general and administrative expense to increase for the remainder of fiscal 1999 as a result of increased bad debt exposure in the Company's leasing program with emerging growth carriers.

Non-Operating Items

Interest income for the second quarter and first six months of fiscal 1999 increased slightly due to higher cash balances.

Interest expense for the second quarter and the first six months of fiscal 1999 remained relatively flat with the comparable periods of the prior year.

Other income in the second quarter of fiscal 1999 included a gain of $1.0 million on the sale of a portion of equity securities held in a publicly traded company.

The second quarter and first six months of fiscal 1999 included a provision for income tax expense of $1.5 million and $2.8 million, respectively, at an effective rate of 30% as compared to $2.7 million and $5.4 million at an effective rate of 32% in the second quarter and first six months of fiscal 1998.

The results for the second quarter of fiscal 1999 also included an extraordinary gain of $.04 million arising from the repurchase of $.6 million of convertible subordinated debentures.

Year 2000 Readiness Disclosure

The Company's Annual Report and its Form 10-K for the fiscal year ended March 31, 1998 (at pages 22 and 9, respectively), contained the following statement, which is being designated as a "Year 2000 Readiness Disclosure" and should be read in conjunction with the Business Environment and Risk Factors portion of this Form 10-Q:

"The Company established a Year 2000 compliance team in early 1997 to identify and take reasonable steps to minimize the effect of Year 2000 issues that may impact the Company's products and business operations. The Company developed its N.E.T. Products Year 2000 Compliance Program, which is posted on the Company's Web site (www.net.com). This Compliance Program provides N.E.T. customers and partners with information on the Year 2000 compliance status of N.E.T. products and identifies solutions for achieving network system and application compliance prior to the year 2000. In addition, the Year 2000 compliance team has been and is evaluating Year 2000 issues relating to the Company's internal systems and third-party capabilities upon which the Company relies in conducting its business, including financial systems, manufacturing applications, customer service and support, desktop applications and infrastructure such as networks, telecommunications products, banking and financial services, service providers and security systems. Although the Company has not yet determined whether all of the foregoing systems and applications are fully Year 2000 compliant, based upon the information currently available, the Company believes that the costs associated with the Year 2000 issue, and the consequences of incomplete or untimely resolution of the Year 2000 issue, will not have a material adverse effect on its business, operating results or financial condition."

In addition to the foregoing, the current status of the compliance team's assessment and remediation plans indicates that the costs of year 2000 readiness will not have a material impact on the Company's business, operating results or financial condition. The Company has a limited number of key systems and suppliers and expects assessment and any necessary remediation to be completed by mid-1999. As the Company's Year 2000 compliance team continues its work, it may discover Year 2000 problems, may not be able to develop and implement remediation or contingency plans, or may find that the costs of these activities exceed current expectations and become material. The Company is relying in many cases on assurances from suppliers that information systems and other products will be Year 2000 compliant. The Company plans to test certain third-party products, but cannot be sure that its tests will be adequate or that, if problems are identified, they will be addressed by the supplier in a timely and satisfactory way.

The Company uses a variety of information systems and has additional systems embedded in its operations and infrastructure. The Company cannot be sure that all of its systems will work together in a Year 2000-compliant fashion. Furthermore, the Company cannot be sure that it will not suffer business interruptions, either because of its own Year 2000 problems or those of its customers or suppliers whose Year 2000 problems may make it difficult or impossible for them to fulfill their commitments to the Company. If the Company fails to satisfactorily resolve Year 2000 issues related to its products or its infrastructure in a timely manner, it could be exposed to liability to third parties.

The Company is continuing to evaluate Year 2000-related risks and corrective actions. However, the risks associated with the Year 2000 problem are pervasive and complex, they can be difficult to identify and to address, and could result in material adverse consequences to the Company. Even if the Company, in a timely manner, completes all of its assessments, identifies and tests remediation plans believed to be adequate, and develops contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to the Company.

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

The Company recently initiated new marketing and leasing programs targeted at increasing its share of the rapidly growing emerging carrier market.
Enterprises in this market typically do not have either long operating histories or significant capitalization. The Company's programs targeting this market have the potential to significantly impact both revenue and expense.

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

The Company's products include components, assemblies and subassemblies that are currently available from single sources and, in some cases, are in short supply. Testing and manufacturing of products designed by N.E.T. are performed at the Company's Fremont, California, facility. Pursuant to several types of agreements, the Company also resells products designed or manufactured by third parties for order fulfillment, quality control and support of their products. Such products are generally available to end users from sources other than the Company, and are generally sold or licensed by the Company at gross margins that are lower than products designed and manufactured by the Company. There can be no assurance that these third-party manufacturers will be able to meet the Company's future requirements for these products, that the quality control and support provided by these manufacturers will be adequate, or that the Company's gross margins on these products will not be lowered further. Product availability limitations, price increases or business interruptions could adversely impact revenue, margins and earnings.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 27, 1998, the Company had cash, cash equivalents and temporary cash investments of $153.5 million, as compared to $161.5 million as of March 31, 1998. Cash provided by operations was $17.9 million during the first six months of fiscal 1999, which was a $3.7 million decrease from the cash provided by operations from the comparable period of the prior year. This decrease in cash was principally the result of a decrease in net income partially offset by a decrease in accounts receivable during the first six months of fiscal 1999.

Net cash used for investing activities of $14.8 million for the first six months of fiscal 1999 consisted primarily of purchases of property and equipment of $22.3 million, of which $11.6 million was related to the new facility, and additions to software production costs of $1.7 million.

Net cash used for financing activities of $2.3 million for the first six months of fiscal 1999 pertains to the purchase of 500,000 shares of the Company's Common Stock for $5.6 million and the repurchase of convertible subordinated debentures for $.6 million partially offset by $3.9 million received from the issuance of Common Stock relating to the employee stock benefit plans.

As of September 27, 1998, the Company had available an unsecured $10.0 million line of credit. Borrowings under this committed facility are available through May 1999 and would bear interest at the bank's base rate (which approximates prime). At September 27, 1998, there were no outstanding borrowings under this facility.

In April 1997, the Company entered into a 12-year operating lease agreement pursuant to which a new corporate headquarters facility has been built in Fremont, California. In conjunction with the project management and design and construction of the new facility, the Company has expended $12.4 million, net of landlord contributions, in the first six months of fiscal 1999, most of which has been capitalized. The Company estimates that $.5 million of additional capital expenditures related to this facility will be made over the remainder of fiscal 1999.

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

                                     PART II

                                OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          On August 11, 1998, the Company held its Annual Meeting of Stockholders. At this meeting, the stockholders voted to elect Dixon
          R. Doll and Hans A. Wolf as directors. Dixon R. Doll received 18,810,276 votes in favor and 238,220 votes against and Hans A. Wolf received 18,806,972 votes in favor and 247,248 votes against. Continuing as directors are James K. Dutton, Joseph J. Francesconi, Walter J. Gill, and George M. Scalise. At the meeting, the stockholders also voted to ratify the appointment of Deloitte & Touche LLP as independent public accountants of the Company for the fiscal year ending March 31, 1999 as follows: 19,015,346 votes in favor, 33,998 votes against, and 29,721 votes abstaining.

Item 5.   Other Information

          On September 8, 1998, the Company announced that effective December 31, 1998, Craig M. Gentner was resigning as Senior Vice President, Chief Financial Officer and Corporate Secretary.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Reports on Form 8-K

               No report on Form 8-K was filed by the Company during its fiscal quarter ended September 27, 1998.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          NETWORK EQUIPMENT
                                           TECHNOLOGIES, INC.


Dated:  November 10, 1998                 /s/ Craig M. Gentner
                                          --------------------------------------
                                          Craig M. Gentner
                                          Senior Vice President, Chief Financial
                                          Officer and Corporate Secretary
                                          (Principal Financial and Accounting
                                          Officer)