Form 10-Q
period 1998-12-27
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 1999-02-09
CIK 752431

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended _______________________________or

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

                                  Yes _X_  No ___

     The number of shares outstanding of the registrant's Common Stock, $.01 par value, on February 5, 1999 was 21,492,515.

================================================================================

This document consists of 15 pages of which this is page 1.

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.



                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I. Financial Information

   Item 1. Financial Statements

           Condensed Consolidated Balance Sheets -
           December 27, 1998 and March 31, 1998 ............................   3

           Condensed Consolidated Statements of Operations - Quarter and
           Nine Months Ended December 27, 1998 and December 28, 1997 .......   4

           Condensed Consolidated Statements of Cash Flows - Nine Months
           Ended December 27, 1998 and December 28, 1997 ...................   5

           Notes to Condensed Consolidated Financial Statements ............   6

   Item 2. Management's Discussion and Analysis of
           Results of Operations and Financial Condition ...................   8

PART II.   Other Information

   Item 5. Other Information................................................  14

   Item 6. Exhibits and Reports on Form 8-K ................................  14

SIGNATURES .................................................................  15

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)



                                                             December 27,   March 31,
                                                                 1998         1998
                                                                 ----         ----
                                                             (unaudited)
Assets
Current assets:
       Cash and cash equivalents                              $  53,356    $  59,512
       Temporary cash investments                                97,976      101,990
       Accounts receivable, net of allowances of $3,784 at
             December 27 and $3,926 at March 31                  59,625       71,714
       Inventories                                               19,952       19,713
       Deferred income taxes                                     11,212        9,836
       Prepaid expenses and other assets                          6,957        7,254
                                                              ---------    ---------
             Total current assets                               249,078      270,019
Property and equipment, net                                      57,508       42,657
Software production costs, net                                    5,956        5,491
Other assets                                                     13,793       16,390
                                                              ---------    ---------
                                                              $ 326,335    $ 334,557
                                                              =========    =========

Liabilities and Stockholders' Equity
Current liabilities:
       Accounts payable                                       $  18,342    $  21,890
       Accrued liabilities                                       42,802       48,239
                                                              ---------    ---------
             Total current liabilities                           61,144       70,129
                                                              ---------    ---------

Deferred income taxes                                               924        1,954
7-1/4% convertible subordinated debentures                       24,706       25,821
Stockholders' equity:
       Preferred stock, $.01 par value
             Authorized:  5,000,000 shares
             Outstanding:  none                                    --           --
       Common stock, $.01 par value
             Authorized:  50,000,000 shares
             Outstanding:  21,372,000 shares at December 27
               and 21,454,000 shares at March 31                    213          215
       Additional paid-in capital                               179,632      176,452
       Treasury stock                                            (5,848)      (1,430)
       Net unrealized gain on available-for-sale securities       2,023        3,759
       Cumulated translation adjustment                            (294)        (436)
       Retained earnings                                         63,835       58,093
                                                              ---------    ---------
             Total stockholders' equity                         239,561      236,653
                                                              ---------    ---------
                                                              $ 326,335    $ 334,557
                                                              =========    =========

See Notes to Condensed Consolidated Financial Statements.

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Operations
              (in thousands, except per share amounts - unaudited)

                                                                             Quarter Ended                    Nine Months Ended
                                                                        ------------------------          -------------------------
                                                                        Dec. 27,        Dec. 28,          Dec. 27,         Dec. 28,
                                                                          1998            1997              1998             1997
                                                                        --------        --------          --------        ---------
Revenue:
       Product revenue                                                 $  39,981        $  45,154        $ 132,456        $ 148,720
       Service and other revenue                                          25,933           26,802           80,238           81,056
                                                                       ---------        ---------        ---------        ---------
             Total revenue                                                65,914           71,956          212,694          229,776
                                                                       ---------        ---------        ---------        ---------

Cost of sales:
       Cost of product revenue                                            15,031           17,943           50,929           57,734
       Cost of service and other revenue                                  16,873           16,649           50,250           50,185
                                                                       ---------        ---------        ---------        ---------
             Total cost of sales                                          31,904           34,592          101,179          107,919
                                                                       ---------        ---------        ---------        ---------

Gross margin                                                              34,010           37,364          111,515          121,857

Operating expenses:
       Sales and marketing                                                21,944           20,879           65,438           63,789
       Research and development                                           11,128           10,840           32,510           31,751
       General and administrative                                          2,956            3,083            9,417            8,826
                                                                       ---------        ---------        ---------        ---------
             Total operating expenses                                     36,028           34,802          107,365          104,366
                                                                       ---------        ---------        ---------        ---------

Income (loss) from operations                                             (2,018)           2,562            4,150           17,491

Other income (expense):
       Interest income                                                     1,459            1,776            4,824            4,921
       Interest expense                                                     (480)            (517)          (1,470)          (1,442)
       Other                                                                 (90)            (179)             564             (542)
                                                                       ---------        ---------        ---------        ---------

Income (loss) before income taxes                                         (1,129)           3,642            8,068           20,428

Income tax provision (benefit)                                              (338)           1,165            2,421            6,537
                                                                       ---------        ---------        ---------        ---------

Income (loss) before extraordinary gain                                     (791)           2,477            5,647           13,891

Extraordinary gain on repurchase of debentures                                56             --                 95             --
                                                                       ---------        ---------        ---------        ---------

Net income (loss)                                                      $    (735)       $   2,477        $   5,742        $  13,891
                                                                       =========        =========        =========        =========

Basic earnings (loss) per share:
       Income (loss) before extraordinary gain                         $    (.04)       $     .12        $     .26        $    . 66
                                                                       =========        =========        =========        =========
       Net income (loss)                                               $    (.03)       $     .12        $     .27        $    . 66
                                                                       =========        =========        =========        =========

Diluted earnings (loss) per share:
       Income (loss) before extraordinary gain                         $    (.04)       $     .11        $     .26        $     .63
                                                                       =========        =========        =========        =========
       Net income (loss)                                               $    (.03)       $     .11        $     .26        $     .63
                                                                       =========        =========        =========        =========

Shares used in computation:
       Basic                                                              21,345           21,313           21,515           21,191
                                                                       =========        =========        =========        =========
       Diluted                                                            21,345           22,084           22,019           22,070
                                                                       =========        =========        =========        =========

See Notes to Condensed Consolidated Financial Statements.

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                           (in thousands - unaudited)

                                                                             Nine Months Ended
                                                                           --------------------
                                                                           Dec. 27,    Dec. 28,
                                                                             1998        1997
                                                                           --------    --------

Cash and Cash Equivalents at Beginning of Period                           $ 59,512    $ 39,141
                                                                           --------    --------
Net Cash Flows from Operating Activities:
       Net income                                                             5,742      13,891
       Adjustments to reconcile net income to cash
           provided by operations:
             Extraordinary credit--gain on repurchase of debentures             (95)       --
             Depreciation and amortization                                   15,976      13,975
             Restricted stock compensation                                      214         270
             Deferred income taxes                                           (1,376)       --
             Changes in assets and liabilities:
                    Accounts receivable                                      12,458       6,323
                    Inventories                                                (231)       (761)
                    Prepaid expenses and other assets                           343        (763)
                    Accounts payable                                         (3,579)     (7,647)
                    Accrued liabilities                                      (5,570)        979
                                                                           --------    --------
             Net cash provided by operations                                 23,882      26,267
                                                                           --------    --------

Cash Flows from Investing Activities:
       Purchases of temporary cash investments                              (67,940)    (68,828)
       Proceeds from maturities of temporary cash investments                72,131      63,032
       Purchases of property and equipment                                  (28,841)    (14,985)
       Additions to software production costs                                (2,421)     (2,544)
       Other                                                                   (370)     (2,134)
                                                                           --------    --------
             Net cash used for investing activities                         (27,441)    (25,459)
                                                                           --------    --------

Cash Flows from Financing Activities:
       Sale of common stock                                                   4,163       3,845
       Repurchase of common stock                                            (5,617)       --
       Repurchase of debentures                                                (955)       --
                                                                           --------    --------
             Net cash provided by (used for) financing activities            (2,409)      3,845
                                                                           --------    --------

Effect of exchange rate changes on cash                                        (188)         28
                                                                           --------    --------

                    Net increase (decrease) in cash and cash equivalents     (6,156)      4,681
                                                                           --------    --------

Cash and Cash Equivalents at End of Period                                 $ 53,356    $ 43,822
                                                                           ========    ========

Other Cash Flow Information:
       Cash paid for:
             Interest                                                      $  1,902    $  1,880
             Income taxes                                                  $   (471)   $  5,912
       Non-cash investing and financing activities:
             Income tax benefit arising from employee stock option plans   $    578    $    636
             Net unrealized gain (loss) on available-for-sale securities   $ (1,736)   $    221

See Notes to Condensed Consolidated Financial Statements.

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements

1.   Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position as of December 27, 1998, and the results of operations and cash flows for the quarter and nine months ended December 27, 1998 and December 28, 1997. These financial statements should be read in conjunction with the March 31, 1998 audited consolidated financial statements and notes thereto. The results of operations for the nine months ended December 27, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1999.

2.   Inventories

     Inventories consist of (in thousands):

                                                   December 27,        March 31,
                                                      1998               1998
                                                     -------           -------
                                                   (unaudited)
     Purchased components                            $ 3,300           $ 4,340
     Work-in-process                                  14,018            13,371
     Finished goods                                    2,634             2,002
                                                     -------           -------
                                                     $19,952           $19,713
                                                     =======           =======

3.   Earnings Per Share

     Basic earnings per share has been computed based upon the weighted average number of common shares outstanding for the periods presented. For diluted earnings per share, shares used in the per share computation include weighted average common and potentially dilutive shares outstanding. Potentially dilutive shares consist of shares issuable upon assumed exercise of dilutive stock options and totaled 169,000 and 771,000 for the three months ended December 27, 1998 and December 28, 1997, and 504,000 and 879,000 for the nine months ended December 27, 1998 and December 28, 1997, respectively. The quarter ended December 27, 1998 was a loss period, therefore common stock equivalents would be anti-dilutive and were not included in the calculation of diluted net income
(loss) per share. At December 27, 1998, there were 2,580,000 options oustanding.

4.   Comprehensive Income (Loss)

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", in the first quarter of fiscal 1999. Comprehensive income (loss) represents net income (loss) for the period, as adjusted for the net unrealized gain (loss) on available-for-sale securities and the cumulative translation adjustment, net of taxes, and was $(1,185,000) and $2,619,000 for the three months ended December 27, 1998 and December 28, 1997, and $4,148,000 and $14,279,000, for the nine months ended December 27, 1998 and December 28, 1997, respectively.

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

RESULTS OF OPERATIONS

The following table depicts selected data derived from the Company's Consolidated Statements of Income expressed as a percentage of revenue for the periods presented:

-----------------------------------------------------------------------------------
                                               Quarter Ended     Nine Months Ended
                                               -------------     -----------------
                                             Dec. 27,  Dec. 28,  Dec. 27,  Dec. 28,
Percent of Revenue                             1998      1997      1998     1997
-----------------------------------------------------------------------------------
Product revenue                                 60.7     62.8      62.3     64.7
Service and other revenue                       39.3     37.2      37.7     35.3
                                               -----    -----     -----    -----
      Total revenue                            100.0    100.0     100.0    100.0
                                               -----    -----     -----    -----

Product gross margin                            62.4     60.3      61.6     61.2
Service and other revenue gross margin          34.9     37.9      37.4     38.1
                                               -----    -----     -----    -----
      Total gross margin                        51.6     51.9      52.4     53.0
                                               -----    -----     -----    -----

Sales and marketing                             33.3     29.0      30.8     27.8
Research and development                        16.9     15.1      15.3     13.8
General and administrative                       4.5      4.3       4.4      3.8
                                               -----    -----     -----    -----
      Total operating expenses                  54.7     48.4      50.5     45.4
                                               -----    -----     -----    -----
Income (loss) from operations                   (3.1)     3.5       1.9      7.6
                                               -----    -----     -----    -----

Net income (loss)                               (1.1)     3.4       2.7      6.0
                                               =====    =====     =====    =====
-----------------------------------------------------------------------------------

Revenue

Total revenue for the third quarter of fiscal 1999 decreased $6.0 million, or 8.4%, from the third quarter of fiscal 1998, and decreased $17.1 million, or 7.4%, on a year-to-date basis. Product revenue for the third quarter of fiscal 1999 decreased $5.2 million, or 11.5%, and decreased on a year-to-date basis $16.3 million, or 10.9%, from the comparable periods of the prior year. Decreases in product sales in fiscal 1999 through the Asia Pacific/Latin American and European channels impacted both the quarter and year-to-date periods. Partially offsetting this decline was an increase in fiscal 1999 product sales through the North American channel for both periods.

In the third quarter and first nine months of fiscal 1999, the Company's new Promina(TM) product line represented $34.9 million and $101.9 million, or 87.3% and 76.9%, of product sales, respectively. A significant portion of these Promina sales is related to the upgrading of the Company's installed base.

Service and other revenue for the third quarter and first nine months of fiscal 1999 decreased $.9 million and $.8 million, respectively, from the comparable periods of fiscal 1998. The decrease in the quarter-over-quarter revenue was attributable to decreases in service revenue in the North American channel and the systems integration services in support of product sales to the U.S. government, partially offset by an increase in service revenue in the Federal channel. The decrease in service and other revenue for the first nine months of fiscal 1999 was due to a decrease in the North American channel service revenue partially offset by an increase in the Federal channel service revenue.

Gross Margin

Total gross margin as a percentage of total revenue decreased to 51.6% and 52.4% for the third quarter and first nine months of fiscal 1999 from 51.9% and 53.0%, respectively, for the comparable periods of fiscal 1998. The slight decrease in the third quarter of fiscal 1999 was the result of lower gross margins on the service and other revenue as well as these revenues, which have lower gross margins than product, being a larger percentage of total revenue. The first nine months of fiscal 1999 were also negatively impacted by these revenues being a larger percentage of total revenue. Product margins increased to 62.4% and 61.6% for the third quarter and first nine months of fiscal 1999 from 60.3% and 61.2%, respectively, in the comparable periods of the prior year. The increase in product gross margins in the third quarter and first nine months of fiscal 1999 was primarily the result of a favorable channel mix, as an increased percentage of the quarter's revenue represented sales through the North American channel and a decreased percentage through the Asia Pacific/Latin American channel. Additionally, both the quarter and year-to-date product margins were positively impacted by a favorable product mix and negatively impacted by unfavorable manufacturing volume variances.

Service and other gross margin was 34.9% and 37.4% in the third quarter and first nine months of fiscal 1999 compared to 37.9% and 38.1%, respectively, in the comparable periods of fiscal 1998. Contributing to the decrease in these margins in the third quarter were increased costs in North American field service related to increased Promina upgrade costs as well as increased third party service costs. In addition, there were lower margins on systems integration services in support of product sales to the U.S. government. Service and other gross margin in the first nine months of fiscal 1999 compared to the same period in fiscal 1998 were down slightly due to decreased gross margin in the systems integration services.

Management expects total gross margin as a percentage of total revenue to decrease slightly in the fourth quarter of fiscal 1999.

Operating Expenses

Operating expenses in the third quarter and first nine months of fiscal 1999 increased $1.2 million and $3.0 million, respectively, from the comparable periods of fiscal 1998, and increased as a percentage of total revenue to 54.7% from 48.4% quarter-over-quarter and 50.5% from 45.4% year-over-year as a result of higher expenses and lower revenues. Management expects operating expenses to increase slightly in the fourth quarter of fiscal 1999.

Sales and marketing expense increased $1.1 million and $1.6 million in the third quarter and first nine months of fiscal 1999, respectively, from the comparable periods of fiscal 1998. This expense increased as a percentage of total revenue to 33.3% from 29.0% quarter-over-quarter and to 30.8% from 27.8% year-over-year. The increase in spending quarter-over-quarter and year-over-year is primarily a result of the increased headcount and its related expenses in the various field sales organizations. Management expects sales and marketing spending to increase slightly in the fourth quarter of fiscal 1999.

Research and development expense increased $.3 million and $.8 million in the third quarter and first nine months of fiscal 1999, respectively, from the comparable periods of fiscal 1998. This expense increased as a percentage of total revenue to 16.9% from 15.1% quarter-over-quarter and to 15.3% from 13.8% year-over-year. The increase in spending quarter-over-quarter and year-over-year is the result of increased headcount and capital to support the ATM product development. Management plans to continue funding research and development efforts at levels necessary to advance product programs and expects research and development spending to increase slightly in the fourth quarter of fiscal 1999.

General and administrative expense decreased $.1 million and increased $.6 million in the third quarter and first nine months of fiscal 1999, respectively, from the comparable periods of fiscal 1998. This expense increased as a percentage of total revenue to 4.5% from 4.3% quarter-over-quarter and to 4.4% from 3.8% year-over-year. In the second quarter of fiscal 1999, $.3 million of costs related to the facility move were included in general and administrative expenses. Management expects general and administrative expense in the fourth quarter of fiscal 1999 to remain relatively flat with the expense in the third quarter.

Non-Operating Items

Interest income for the third quarter and first nine months of fiscal 1999 decreased slightly due to a higher proportion of the investment portfolio being invested in lower yield tax-free municipals.

Interest expense for the third quarter and first nine months of fiscal 1999 remained relatively flat with the comparable periods of the prior year.

Other income for the third quarter of fiscal 1999 remained flat with the comparable period in fiscal 1998. In the first nine months of fiscal 1999, other income increased $1.1 million compared to the first nine months of fiscal 1998 as a result of a gain of $1.0 million in the second quarter of fiscal 1999 on the sale of a portion of equity securities held in a publicly traded company.

The third quarter of fiscal 1999 included a tax benefit of $.3 million and the first nine months of fiscal 1999 included a provision for income tax expense of $2.4 million, at an effective rate of 30%. In the third quarter and first nine months of fiscal 1998, the tax provisions were $1.2 million and $6.5 million, respectively, at an effective rate of 32%.

The results for the first nine months of fiscal 1999 also included an extraordinary gain of $.1 million arising from the repurchases of $1.0 million of convertible subordinated debentures.

Year 2000 Readiness Disclosure

The Company's Annual Report and its Form 10-K for the fiscal year ended March 31, 1998 (at pages 22 and 9, respectively), contained the following statement, which is being designated as a "Year 2000 Readiness Disclosure" and should be read in conjunction with the Business Environment and Risk Factors portion of this Form 10-Q:

"In early 1997, the Company established a Year 2000 compliance team to identify and take reasonable steps to minimize the effect of Year 2000 issues that may impact the Company's products and business operations. The compliance team is in the process of assessing the impact of the advent of the Year 2000 on the Company's products, customers, internal systems, both information and non-information systems, third party suppliers, and sales."

Products

The Company has completed an evaluation of all its current product offerings to determine Year 2000 compliance. The majority of the products sold currently by the Company are Year 2000 compliant. While there are a few products still being sold that are not compliant, these products are not a major source of Company revenue and are planned for obsolescence by April 30, 1999. Non-compliant products are identified in the N.E.T. Products Year 2000 Compliance Program posted on the Company's web site (www.net.com). There can be no assurances, however, that certain previous releases of the Company's products that are no longer under support will prove to be Year 2000 compliant with customer's systems or with existing networks.

Customers

After substantial completion of its product evaluation, the Company developed its N.E.T. Products Year 2000 Compliance Program, which is posted on the Company's web site (www.net.com). This Compliance Program provides N.E.T. customers and partners with information on the Year 2000 compliance status of N.E.T. products and identifies solutions for achieving network system and application compliance prior to the year 2000. In addition to posting on the web, in late 1997, the Company mailed the then current Compliance Program information to the majority of its customers. Not all customers, however, especially those in locations outside the United States, have undertaken Year 2000 compliance programs. Issues with the Company's products' ability to handle the transition to the year 2000 could result in increased warranty costs, customer satisfaction issues, potential lawsuits and other material costs and liabilities.

Internal Systems

The Year 2000 compliance team has been and is evaluating Year 2000 issues related to the Company's internal systems, both information and non-information, upon which the Company relies in conducting its business, including financial systems, manufacturing applications, customer service and support, desktop applications and infrastructure such as networks, telecommunications products, banking and financial services, service providers and security systems. The Company is identifying and testing its mission critical systems to identify Year 2000 problems, if any, and is in the process of developing plans to remediate any identified Year 2000 problems. The Company expects Year 2000 internal testing to be completed by March 31, 1999. Although the Company has not yet determined whether all of the Company's internal systems are fully Year 2000 compliant, based upon the testing and evaluation to date, the Company believes that the costs associated with remedying any Year 2000 problems will not be material to the Company's operating results or financial position. The inability to remedy a Year 2000 problem and the consequent failure of any internal systems, however, could cause a material disruption in the Company's operation. The Company is currently preparing a contingency plan to address possible risks to its internal systems from any Year 2000 failure. As the Company's Year 2000 compliance team continues its work, it may discover Year 2000 problems, may not be able to develop and implement remediation or contingency plans, or may find that the costs of these activities exceed current expectations and become material.

Third Party Suppliers

The Company is in the process of reviewing its third party suppliers to determine the suppliers' Year 2000 compliance as it impacts the services and products supplied to the Company. The third party supplier reviews to date have not uncovered any material Year 2000 problems although most suppliers are currently still in the process of evaluating their internal systems for Year 2000 compliance. In the event any supplier is not Year 2000 compliant, the Company is in the process of developing contingency plans to ensure that any potential business interruption caused by Year 2000 problems are mitigated. The costs of these contingency plans are still being evaluated and these costs may have an adverse effect on the Company's financial position or results of operation. Third party supplier Year 2000 failures remain a possibility and could have an adverse impact on the Company's operation and financial results.

Sales

The Company's revenue may be adversely impacted if current and prospective customers devote a substantial portion of their information systems spending to evaluation and remediation of Year 2000 issues that could divert money away from spending on networking solutions. This diversion could have a material adverse impact on the Company's future sales volume.

The Company cannot predict the ultimate outcome of its Year 2000 Compliance Program. If its Year 2000 Compliance Program is not successful in identifying and remediating Year 2000 problems or if suppliers of customers material to the Company experience Year 2000 failures, the Company's business, financial condition or results of operation may be materially adversely affected.

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

The Company recently initiated new marketing and third party leasing programs targeted at increasing its share of the rapidly growing emerging carrier market. Enterprises in this market typically do not have either long operating histories or significant capitalization. The Company's programs targeting this market have the potential to significantly impact both revenue and expense.

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

Because of the factors described above as well as others that may affect the Company's operating results, past financial results may not be an accurate indicator of future performance.

LIQUIDITY AND CAPITAL RESOURCES

As of December 27, 1998, the Company had cash, cash equivalents and temporary cash investments of $151.3 million, as compared to $161.5 million as of March 31, 1998. Cash provided by operations was $23.9 million during the first nine months of fiscal 1999, which was a $2.4 million decrease from the cash provided by operations from the comparable period of the prior year. This decrease in cash was principally the result of a decrease in net income which was partially offset by a decrease in accounts receivable during the first nine months of fiscal 1999.

Net cash used for investing activities of $27.4 million for the first nine months of fiscal 1999 consisted primarily of purchases of property and equipment of $28.8 million, of which $11.7 million was related to the new corporate headquarters, and additions to software production costs of $2.4 million.

Net cash used for financing activities of $2.4 million for the first nine months of fiscal 1999 pertains to the purchase of 500,000 shares of the Company's Common Stock for $5.6 million and the repurchase of convertible subordinated debentures for $1.0 million partially offset by $4.2 million received from the issuance of Common Stock relating to the employee stock benefit plans.

As of December 27, 1998, the Company had available an unsecured $10.0 million line of credit. Borrowings under this committed facility are available through May 1999 and would bear interest at the bank's base rate (which approximates prime). At December 27, 1998, there were no outstanding borrowings under this facility.

In April 1997, the Company entered into a 12-year operating lease agreement pursuant to which a new corporate headquarters facility has been built in Fremont, California. In conjunction with the project management and design and construction of the new facility, the Company has expended $12.5 million, net of landlord contributions, in the first nine months of fiscal 1999, most of which has been capitalized. The Company estimates that additional capital expenditures related to this facility will be insignificant over the remainder of fiscal 1999.

The Company believes that current cash and cash equivalents, temporary cash investments and cash flows from operations will be sufficient to fund operations, purchases of capital equipment and research and development programs currently planned at least through the next twelve months.

                                     PART II

                                OTHER INFORMATION

Item 5.   Other Information

          On January 22, 1999, the Company announced that effective March 31, 1999, or until a successor is name, whichever occurs first, Joseph J. Francesconi was resigning as President and Chief Executive Officer.

          Effective January 4, 1999, James B. De Golia resigned as Vice President, General Counsel and Assistant Secretary of the Company.

          Effective January 1, 1999, the Company appointed Robert P. Bowe as Acting Chief Financial Officer.

          Effective January 1, 1999, the Company appointed Robert T. Warstler as Senior Vice President, North America.

          Effective December 22, 1998, the Company appointed Roger A. Barney as Assistant Corporate Secretary.

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 27.0 Financial Data Schedule for the nine months ended December 27, 1998.

          (b)  Reports on Form 8-K

               No report on Form 8-K was filed by the Company during its fiscal quarter ended December 27, 1998.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        NETWORK EQUIPMENT
                                                        TECHNOLOGIES, INC.




Dated:  February 9, 1999                           /s/ Roger A. Barney
                                                  ------------------------------
                                                  Roger A. Barney
                                                  Senior Vice President,
                                                  Corporate Services and
                                                  Assistant Corporate Secretary



                                                  /s/ Robert P. Bowe
                                                  ------------------------------
                                                  Robert P. Bowe
                                                  Acting Chief Financial Officer
                                                  and Corporate Controller
                                                  (Principal Financial and
                                                  Accounting Officer)