Form 10-K
period 1999-03-31
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 1999-06-29
CIK 752431

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
(Mark One)
   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                    For the Fiscal Year Ended March 31, 1999

                                       OR

  [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

           Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 Par Value                 New York Stock Exchange
-----------------------------       -------------------------------------------
   (Title of each class)            (Name of each exchange on which registered)

           Securities registered pursuant to Section 12(g) of the Act:

                   7 1/4% Convertible Subordinated Debentures
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on May 30, 1999 was $222,579,108.

     The number of shares outstanding of the Common Stock, $0.01 par value, on May 30, 1999 was 21,648,711.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     The registrant's Annual Report to Stockholders for the fiscal year ended March 31, 1999 is incorporated by reference in Parts I, II and IV of this Form 10-K to the extent stated herein. The registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on August 10, 1999 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                                     PART I

Item 1.  Business

General

     Network Equipment Technologies, Inc. ("N.E.T." or "the Company") was incorporated in California in 1983 and reincorporated in Delaware in 1986. N.E.T.'s initial public offering was in 1987 and its Common Stock is publicly traded on the New York Stock Exchange under the symbol NWK. The Company employs over 1,200 people globally and is now headquartered in Fremont, California, having relocated in May 1998 to a new, custom-built campus. N.E.T. is a leading designer, developer, manufacturer and supplier of wide area networks ("WANs") and associated services to service providers, enterprises and governments around the world. More than 1,500 N.E.T. customers have installed over 20,000 N.E.T. switches in more than 70 countries worldwide.

     The Company provides a range of solutions for mission-critical WAN applications, primarily through sales of networking hardware and software, complemented by expertise in systems integration, network design, installation, implementation and ongoing service and support. N.E.T.'s products are based on a range of technologies and standards used throughout the industry and provide support such as switching, adaptation and aggregation for packet-, frame-, cell- and circuit-based applications. They allow customers to integrate diverse applications including voice, data, video, multimedia and imaging across single network infrastructures. They provide efficient, cost effective and manageable backbones for WANs, along with a range of access capabilities. They allow service providers to provide a wide range of competitive service offerings such as native frame relay and Asynchronous Transfer Mode ("ATM") services and enterprise customers to access those services or build their own networks.

     The Company operates in one industry segment: the design, development, manufacture and sale of multiservice WANs and associated services used by enterprise service providers and government organizations worldwide. For further information, please see Note Eleven in the "Notes to Consolidated Financial Statements" in the Company's 1999 Annual Report ("Annual Report") filed as
Exhibit 13 to this Report, which information is incorporated herein by reference.

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

Networking Industry

     The networking industry continues its rapid growth, particularly in North America and Europe. In comparison to growth in these two regions, growth in other markets, for example Asia, South America and Eastern Europe, has been slowed by economic constraints. Industry growth is at both the local and national levels as well as in the expansion of global economic trade and business activity. In response to these economic drivers, and to the related increases in levels of business and consumer demands, governments and other entities such as the World Trade Organization are encouraging the rapid development of communications infrastructure, primarily through deregulation and liberalization of markets.

Deregulation and Liberalization

     In the United States (the "U.S."), the telecommunications industry has moved from a monopolistic, primarily voice-oriented environment in the early 1980s to largely liberalized and competitive networking markets defined by wide ranges of products, new services and solutions for the communications needs of businesses and consumers.

     In Europe, deregulation and the resulting liberalization of the communications markets started several years ago in the United Kingdom. In
January 1998, the voice segment of the developed European markets was also deregulated. This latter development in particular is expected to be the catalyst for the emergence of similar competitive trends to those experienced in the U.S. In other markets around the world, similar developments are under way allowing increased competition and fueling market growth albeit not at the rate seen in the U.S. and Europe.

     In most markets, deregulation and liberalization has tended to occur in waves. Newer market segments such as mobile communications or Internet access tend to be liberalized early in the cycle. Such segments are not already dominated by an entrenched monopolistic carrier or, if they require significant new infrastructure development, the liberalization process attracts the necessary capital investment. More established market segments such as basic voice services, have historically tended to be highly regulated and dominated by monopolistic or government-controlled service providers, usually Post Telephone and Telegraph ("PTT") organizations. In these market segments, political factors tend to be very significant in the deregulation and liberalization process. Other trends encouraging the ongoing liberalization process include the emergence of alternative service providers who deliver voice services based on an arbitrage of international calling tariff differences between many countries.

     The ongoing global deregulation and liberalization trends have contributed to significant new market dynamics, considerably greater competition, a proliferation of expanded services, increased customer choices and alternatives, and a general decline in prices and an improvement in quality.

Growth of Networking and Convergence

     In the U.S., major new networks are being deployed by established service providers at the national, state and city level which, along with competition from new service providers such as Internet service providers, competitive local carriers, new long distance suppliers, cable operators and wireless providers, is leading to an explosion in bandwidth supply. Already inexpensive voice services will likely become even more so, and new bandwidth is also becoming available for the growth of data and other services based on Internet Protocol ("IP") technology. In the U.S. and other developed voice markets, the deregulation trend mentioned above has resulted in significantly greater competition, merger activity, service provider diversification, technological and service innovation, and more. However, in many emerging countries, much of the investment in voice communications is still in the stages of providing basic services to large proportions of the population or alternatives to basic leased services via mobile or other technologies.

     International traffic has traditionally been an area of high cost to consumers versus prices for local or long distance services. Liberalization has led to the emergence of service providers specializing in callback and international voice resale and, along with increasingly available bandwidth, will likely lead to a market with steadily declining - and, ultimately, leveling
- prices.

     In markets such as the U.S., a major trend is the growth of data networking and its anticipated convergence with established voice networking. Convergence brings together voice, data and video onto a single network using IP. Data networking services have grown from a fraction of the overall communications market to the point where they are generally expected to equal and then substantially exceed the voice market segment. Significant among the drivers of this growth are:

     o the explosive global expansion and use of the Internet for commercial and consumer purposes;

     o the development of corporate intranets - the use of IP-based solutions for internal communications (for example, employee-to-employee) within a particular business;

     o the emerging areas of electronic commerce and its close relative, the extranet - IP-based networks linking companies and their employees with partners, vendors, other enterprises, franchisees and customers;

     o the development of Virtual Private Networks ("VPNs") - a single network that can be apportioned securely between different companies;

     o    the  emergence  of  new  bandwidth  intensive   applications  such  as
          multimedia, telemedicine and distance learning; and

     o the further deployment of business applications built on the client server and local area computing infrastructures developed in the last decade or so.

     For N.E.T., the emergence of VPNs is a logical extension of the solutions and applications the Company has always provided. N.E.T.'s networking experience helps service providers and enterprises migrate to this next generation of WANs, principally based upon IP overlaid on a packet network fabric such as ATM.

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

Network Architectures and Characteristics

     The Company competes primarily in the WAN market space. This segment provides the infrastructure and capability to link local area networks ("LANs"), campus networks, voice traffic, video and other applications to each other via service provider transmission facilities or services. In WANs, the center, or core, is the high-capacity backbone or transmission infrastructure developed and maintained by a network service provider. This is typically based on high-speed, high-capacity links built on switches characterized by high capacity, high reliability and other considerations. Beyond and around the core is an edge layer that defines the area at the boundary between a service provider and its media used to connect to enterprise customers or other user access. These two access areas on the service provider and enterprise edge offer product opportunities that help to manage traffic, service levels, concentration, and the support of traffic from multiple interfaces. Products in this space may be located at the service provider or deployed at the enterprise. The edge layer is an access layer characterized by products with high port densities and correspondingly low price per port, by devices such as access concentrators and by technology or service specific products such as ATM access devices. These products allow access from the enterprise core to the service provider edge.

Company Strategy

     N.E.T. focuses its strategy and expertise on the edge and access layers, and on providing products, services and solutions encompassing the range of technologies used in these spaces. The Company targets three major vertical markets or industries: (i) service providers, (ii) enterprises such as financial institutions, manufacturers, utilities and retailers, and (iii) governmental agencies.

Service Providers

     Service providers are the entities providing communications services of various kinds to the public, both consumers and enterprises. They range in size and scope from major global and national corporations to small local telephone companies. They may specialize in certain types of traffic or services, such as cellular services or Internet service provisioning, or they may have developed an integrated range of services or geographical coverage in an effort to provide "one stop shopping" for clients.

     N.E.T. provides a range of solutions designed to meet service provider requirements. These solutions typically consist of hardware platforms and related software, network management tools, expertise and support. N.E.T. customers in this segment include global consortia, PTTs in markets such as China, major country and regional service providers, International Simple Resellers ("ISRs"), callback service providers, Internet Service Providers ("ISPs"), cellular and wireless service providers, and more. Applications that can be enabled by N.E.T. service provider solutions include Digital Data Networks ("DDNs") providing basic data services in emerging markets and the provisioning of voice compression and switching capabilities to ISRs.

Enterprises

     Commercial enterprises face many challenges in networking. Networks are growing and becoming more complex. Support and management of different platforms running different applications is expensive and companies must maximize bandwidth use in the infrastructure to operate at peak efficiency. And in increasingly complex global environments, multinational enterprises face the continued challenge of lack of availability of certain services in some markets and skilled employee availability.

     N.E.T.'s enterprise strategy is to provide an integrated range of solutions and alternatives with which to address such challenges.

Governments

     N.E.T.'s strategy includes addressing the needs of government agencies with a range of reliable communications solutions. For example, military services around the world require rapidly deployable, secure and reliable mobile communications systems for success in a variety of operations. Personnel are often deployed at a moment's notice to a remote location for combat operations, peacekeeping, or humanitarian missions and must be able to communicate with other remotely located resources, as well as with strategic communications networks that support the command structure. For numerous emergency management agencies, access to reliable mobile communications is vital.

N.E.T. Products and Solutions

     The Company's products provide a range of solutions addressing the needs of service providers, enterprises and governments in the WAN access and edge layers. These systems offer superior applications availability with sophisticated bandwidth and traffic management as well as connectivity, broadband transmission and unified network management across the WAN. The major product groups in the Company's range of solutions now include:

     o multiservice access platforms providing solutions designed to optimize use of packet-based networks such as frame relay, IP or ATM leased lines and other services, and incorporate a range of integrated products for switching, LAN internetworking, voice compression and other options;

     o broadband switches providing high bandwidth solutions targeted at service providers for consolidation and management of multiservice traffic across high-speed backbone networks;

     o access and lower-end networking products providing cost-effective connectivity from smaller locations; and

     o    network management systems.

     Historically, the great majority of product revenue has been generated by the Company's IDNX(R) Multiservice Bandwidth Managers. In fiscal years 1997, 1998 and 1999, IDNX accounted for 87%, 79% and 16% of product revenue, respectively. As of April 30, 1999, the IDNX products have been replaced by N.E.T.'s Promina(R) product line and PanaVue(TM) network management systems. N.E.T.'s Promina product line consists of access multiplexers in three major groups: the Promina 800 Series Multiservice Access Platform, the Promina 2000 and the Promina 4000

ATM switches. The Promina 800 series was not available for shipment until fiscal year 1998. Since then, in fiscal years 1998 and 1999, the Promina 800 series accounted for 10% and 72% of product revenue, respectively.

     Introduced in 1997, the Promina 800 Series Multiservice Access Platform provides integrated, single-platform access to ATM, frame relay, and leased line services. Support is provided for a wide range of applications including voice, video, data, fax, modem, LAN, IP, ISDN and frame relay traffic. It is also designed to be a high availability platform, with distributed intelligence for mission-critical applications. The Promina 800 series is complemented and enhanced by a range of optional products providing a "mix and match" range of capabilities depending on the customers' specific requirements. For example:

     o The PrimeVoice(TM) Plus Compression Module offers a significant increase in call capacity and supports toll quality voice compression.

     o The LAN/WAN Exchange(TM) ("LWX") Edge Router routes and bridges LAN traffic over the WAN. The LWX incorporates Cisco(R) IOS source code and offers performance, availability and serviceability features for remote access internetworking.

     o    The PrimeVoice ISDN Switching Module supports switched ISDN services.

     o The FrameXpress(TM) Switching Module enables provisioning of or access to standards-based frame relay services.

     o The CellXpress(TM) ATM Module provides an efficient industry standards-based solution with the operating advantages of ATM. The CellXpress Module consolidates internodal trunk connections to a service provider network at a single access point with resulting traffic aggregation.

     o Data Port Modules offer optimum support for packet- and circuit-based data traffic using industry-standard interfaces.

     The Promina 2000 ATM Network Multiplexer adapts and aggregates legacy traffic such as frame relay and circuit emulation services onto an ATM backbone.

     The Promina 4000 ATM Switch is a service provider-edge switch designed for the consolidation of multiservice traffic for reduced management expenses, superior bandwidth utilization, support for a wide range of applications and quality of service ("QoS") requirements and is engineered for very high availability. Its SwiftCell(TM) Advanced Traffic Management provides fair access to network resources while balancing use of those resources with service integrity. It employs a scalable ATM network architecture through a "switch on a card" approach. Configurations can be tailored to application requirements, avoiding overprovisioning and allowing solutions to match requirements with a great degree of precision and flexibility.

     The  PrimeSwitch(TM)  100  Series   Multiprotocol  Access  System  provides
low-cost access solutions for voice and data traffic, with the ability to use ISDN or leased lines for cost-effective connectivity.

     The SONET(TM) Transmission Manager ("STM") is designed for intelligent broadband networking. The STM platform adds value to bandwidth-intensive, mission-critical applications in both carrier and enterprise environments.

     The growth and scale of today's networks, the convergence trend discussed above, and the presence of equipment from multiple vendors within the same network combine to increase complexity and the requirements for network management. To address these evolving needs, N.E.T. offers the PanaVue Management Platform. Its open design which is based on industry standards, provides scalability. The platform's user interface lowers the cost of network ownership by reducing training time, improving access and streamlining operations throughout the network. The platform supports the main family of N.E.T. products and, additionally, the platform's Advanced Fault Management System ("AFMS") provides unified fault management plus integrated service and network management for devices in the network including those from other vendors. It delivers Web-based network management enabling access to real-time network information from any computer with a Web browser and the proper security clearance.

New Product Introduction

     Given the dynamic characteristics of its markets, N.E.T. must continue to develop and enhance its product lines to add value and meet the needs of strategic markets as they evolve, through internal development, the acquisition of technology, or association with entities whose technologies or product offerings complement its own. The Company has entered into a number of agreements relating to the development, license or purchase of technology to extend the reach and functionality of the Company's product lines, and will continue to do so as deemed appropriate by management.

     Many products designed and manufactured by N.E.T. contain components or intellectual property obtained from third parties. The Company's ability to maintain and enhance the value of its intellectual property, technology and third-party licenses will affect future product and service offerings. Moreover, the Company believes that operating results will depend on successful development and introduction of new products and enhancements to existing products and service offerings. There can be no assurance that the Company will succeed in these efforts. Customers may not accept new or enhanced existing products and services in quantities and at prices that are consistent with the Company's expectations. Changes in the Company's distribution, product and technology relationships with a number of entities could have a material impact on competitive and other factors described in this document, including the Company's operating results.

     The timely commercial availability of all of the Company's products and services and their acceptance by customers are crucial to the future success of the Company. The Company has invested and will continue to invest in designing and delivering products that will function effectively well into the next century. The Company expects these investments to be successful but, given the nature and complexity of the products offered by the Company and the complexity and mixed vendor nature of equipment used in WANs, it is possible that these development efforts may not be successful or that customers may not accept the products or services developed. Substantial delays in availability or acceptance of the Company's products and services would materially and adversely affect the Company's operating results and financial condition.

Restructuring

     In March 1999, the Company instituted a worldwide restructuring plan to align its operations with its new line of business operating model discussed in the "Marketing, Distribution and Customers" section below and to bring expenses in line with projected revenue. The Company closed several offices and reduced its work force by approximately 10%. The goal of the restructuring was to make N.E.T. a more competitive company. There can be no guarantee, however, that the restructuring will have the desired positive long term effect. For further information, please refer to the "Business Environment and Risk Factors" in the "Management's Discussion and Analysis" and Note Four in the "Notes to Consolidated Financial Statements" in the Company's 1999 Annual Report to Stockholders ("Annual Report"), filed as Exhibit 13 to this Report, which information is incorporated herein by reference.

Marketing, Distribution and Customers

     As discussed above, the Company focuses primarily on information- and communications-intensive organizations in the service provider, enterprise and governmental vertical markets. These customers may be local, national, multinational or global in their operations, either as suppliers of services or as end users. Although originally focused on the U.S., N.E.T.'s presence in markets in Europe, Asia, Latin America and other regions has increased substantially over the years. Growth in Asia, Latin America and Eastern Europe markets has been stymied, however, due to the economic difficulties experienced in these regions.

     In the U.S. and Europe, N.E.T. employs a highly skilled sales and support organization that develops close direct relationships with customers. These relationships may include pre-sales activities such as network design and consultation, sale of products and solutions, post-sales support of the installed base and other value-added services.

In addition, the Company has developed a substantial network of distributors, systems integrators, value-added resellers and others to represent and support the N.E.T. product line in other vertical or geographical markets. These relationships are supported by N.E.T. subsidiaries and offices around the world and staffed by skilled N.E.T. employees, who provide expertise, marketing support, network design and other assistance.

     N.E.T.'s field sales and support structure was recently reorganized into five lines of business based upon N.E.T.'s four major market segments: Emerging Global Carriers ("EGC"), Global Network Service Providers ("GNSP"), Governments (federal, state, local), Enterprise and Services. Each line of business is responsible for all vertical market customer and partner relationships worldwide within that line of business. These lines of business are in turn supported by regional and corporate marketing, sales support, technical training and other resources.

     International sales represented 32%, 37% and 35% of the Company's revenue in fiscal 1999, 1998 and 1997, respectively. Government ownership or control of the telecommunications industries and regulatory standards in some foreign countries could be a substantial barrier to the introduction of the Company's wide-area communications products for use in private or hybrid networks in such countries. Financial information regarding foreign operations and export sales is discussed in Note Eleven in the "Notes to Consolidated Financial Statements" in the Annual Report, which information is incorporated herein by reference.

     In December 1989, the Company entered into a systems integration and distribution agreement with Ericsson Business Networks AB of Sweden ("Ericsson"). Under this agreement, as amended, and additional agreements with certain Ericsson subsidiaries, Ericsson has the non-exclusive right to purchase, resell, distribute and license various of the Company's products. Ericsson is responsible for providing service and support for the N.E.T. products it markets. Starting in 1993, N.E.T. has entered into a distribution agreement with Datacraft Asia Ltd. and its subsidiaries which was renewed in fiscal 1998.
Datacraft Asia Ltd. accounts for a significant proportion of the Company's distribution sales in mainland China. During the Company's fiscal 1998, Dimension Data Holdings Limited ("Dimension Data"), a South African information technology group, acquired Datacraft Asia Ltd. along with several of its affiliates. The Company has not experienced and does not anticipate material changes in its operating results as a result of this acquisition. The Company recently signed an agreement with Dimension Data for distribution of the Company's products in Africa. The Company also has an agreement with Datacraft Technologies Pty. Ltd., a former affiliate of Datacraft Asia Ltd., to resell a jointly developed INTU product. The Company did not renew its master agreement with International Business Machines Corporation ("IBM") in fiscal 1998. However, the Company's products continue to be sold through distribution agreements with various IBM subsidiaries and operations in individual countries.

     As discussed above, the Company targets the service provider vertical markets as a key element of its strategy. A number of these service providers also act as distribution channels for the Company's products to enterprises and other service providers worldwide. These relationships include joint marketing, systems integration, resale and other agreements with service providers such as Concert, GlobalOne, MCI WorldCom, Bell Atlantic, US West, Bell South, Unisource Business Networks, Tele Danmark and Hanwha Corporation. The terms of agreements with these service providers require their periodic renegotiation and renewal. While failure to renew any one of these service provider agreements likely would not materially impact the Company, failure to renew a significant number of these agreements on terms and conditions favorable to the Company could have a material impact on N.E.T.'s financial condition and results of operations.

Sales to Significant Customers

     N.E.T.'s wholly-owned subsidiary, N.E.T. Federal, Inc., which is part of the Company's North America business unit, markets the Company's products to U.S. government entities both directly and through collaborative government contracting and subcontracting arrangements. It has entered into several contracts under which it provides its products and services to various government agencies (the "Government Contracts"). The Government Contracts encompass varying periods, but most may be terminated by such government agencies at their convenience or at annual intervals. Sales to the U.S. government and its agencies amounted to 37%, 33% and 29% of revenue for fiscal years 1999, 1998 and 1997, respectively. These amounts include sales, which amounted to 24%, 29% and 27% of N.E.T. revenue for fiscal years 1999, 1998 and 1997, respectively, under contracts with the Department of Defense ("DoD") under which various government agencies can order products, installation and service from the Company. Discontinuance of orders from, or disqualification of the Company by, the DoD or other significant Federal customers would materially affect the Company's operating results and financial condition. Apart from the U.S. government and its agencies, no other single customer account was responsible for ten percent or more of the Company's revenue during fiscal 1999, 1998 or 1997.

     Historically, the Company has experienced customer ordering patterns that have resulted in the majority of the Company's revenues in each quarter coming from orders received and shipped in that quarter, including a large portion of orders received and filled in the last month of the quarter. For further information, please refer to the "Business Environment and Risk Factors" in "Management's Discussion and Analysis" on pages 13 through 20 of the Annual Report, which information is incorporated herein by reference.

Customer Service and Support

     The markets, customers and complex challenges of the networking industry described earlier require not only hardware- and software-based solutions, but also significant support, service and other value-added assistance in the development, operation and expansion of the related networks. Since its inception, N.E.T. has viewed customer service and support as a key element of its overall strategy, a competitive differentiator, and a critical component of its long-term relationships with customers.

     The Company's SourcePoint(TM) Services offerings provide a wide range of service and support options to customers and distributors of N.E.T. products. These offerings include product installation, a choice of different hardware and software maintenance programs, upgrades, repairs, technical assistance and training. In addition to these and other traditional support activities, including field service and the Company's investments in Technical Assistance Centers ("TACs"), the Company continues to introduce new programs and tools to enhance value and customer satisfaction in this area. For example, the Company has introduced an Electronic Support Center. This is a Web-based service offering first-line troubleshooting information for major N.E.T. product lines. Technical information provided includes Troubleshooting Guides, Hints and Tips, Cabling Diagrams, Frequently Asked Questions and other product-specific details. A Web-based interface with N.E.T.'s TAC is also available using an Online Case Management tool. Online Case Management enables clients to open trouble cases, query case status and add Notes to existing cases. Clients can also use Online Case Management to track case status from opening to closing, all via their local Web browser. The Company has also recently introduced Managed Network
Services wherein N.E.T., for a fee, provides the resources and support capability required to manage customer networks on an ongoing basis.

     TAC support is fee-based under contracts or on a time basis. The TACs are staffed 24 hours a day and are available on a year-round basis. TAC engineers provide assistance to N.E.T. customers or resellers over the telephone or, when authorized, by accessing customers' networks directly. TAC engineers have access to facilities to replicate customer problems and test solutions prior to implementation. The Company continues to invest in its TAC operations, adding tools and capabilities to enhance its support role.

     The Company provides educational services to its resellers and customers at a number of facilities in the U.S., Latin America and Europe. Through its resellers and via traveling facilities in other locations, N.E.T.'s educational services can be customized to meet the unique requirements of its customers.

     The Company has also developed expertise in systems integration and services provided globally as N.E.T. SourcePoint Professional Services. These high value services include helping customers optimize their network investments, outsourcing selected network operations to N.E.T., or providing additional expertise on a project basis. N.E.T.'s Professional Services can be utilized throughout the various phases in the network life cycle from planning to design through implementation.

     In the case of the Company's international and multinational customers, services are provided by either N.E.T. or by its integrated network of authorized service agents trained and supported by N.E.T.'s headquarters, TACs and field operations.

     A significant amount of the Company's revenues and profits are generated by its service and support offerings. In fiscal 1999, 1998 and 1997, service and support offerings accounted for 40%, 35% and 34% of N.E.T. revenue, respectively. The Company cannot guarantee that customer acceptance of current and future offerings will be maintained or achieved. Competition, product reliability, remote diagnostic and repair capabilities, sales through distribution and other factors may impact service and support revenues and profitability.

Research and Development

     The Company believes that product and technology leadership is critical to long-term success in the highly dynamic markets in which it competes. Furthermore, it believes that the Company's future operating results will depend on its ability to continue to enhance its Promina and PanaVue product lines as well as to develop and bring to market on a timely basis new products and services that meet market and customer requirements. N.E.T. continually monitors markets, its customers' businesses and technology developments in order to develop solutions that proactively address customer needs. As a result of its monitoring efforts, N.E.T. engages in research and development ("R&D") of new products and enhancements to existing products and services as technology and the Company's performance permits. The Company's R&D spending totaled $45.8 million, $43.4 million and $41.0 million for the fiscal years ended 1999, 1998 and 1997, respectively.

     The Company's development efforts are focused on its strategic market segments and the key technologies involved in providing solutions for these markets. Product development priorities include those intended to enable N.E.T. to occupy a prominent position in the WAN solutions market; to enhance the carrier-compatibility of certain products; and to introduce product enhancements which meet the evolving requirements of specific markets and distribution channels. While most development activity is undertaken in-house, the Company uses external development organizations to complement its own resources and shorten time to market for resulting products and enhancements. The scalable and modular architecture employed by the Company for its main product families allows not only greater efficiency in the development and delivery of new products and enhancements, but also benefits customers who can "mix-and-match" modules according to their networking needs and use the same modules within different switch chassis.

     For additional discussion of the Company's R&D expenditures in fiscal 1999, 1998 and 1997, see "Management's Discussion and Analysis" on pages 10 through 20 of the Annual Report which is incorporated herein by reference. The Company plans to continue funding R&D efforts at levels necessary to advance product programs.

Manufacturing

     The N.E.T. manufacturing process consists of the production of mechanical and electrical subassemblies as well as custom system assembly and testing. N.E.T. purchases various components from outside suppliers including, but not limited to, custom fabricated printed circuit boards and subassemblies, standard and custom integrated circuits, power supplies and mechanical hardware. The Company's products also include components, assemblies and subassemblies that are currently available from single sources and, in some cases, are in short supply. Although N.E.T. believes alternative sources or substitutes for most of such single-sourced items are available or, in most cases, could be developed if necessary, any delay or difficulties in developing such alternatives or substitutes could result in shipment delays and could adversely affect operating results. Testing and manufacturing of products designed by N.E.T. have generally been outsourced to third parties. Final assembly, quality control and testing are generally performed at the Company's manufacturing facility in Fremont, California. Availability limitations, performance of outside vendors, quality control issues, price increases, or business interruptions could materially impact the Company's financial performance.

     N.E.T. products are manufactured from components and assemblies designed to meet the Company's quality and reliability requirements. The Company also resells certain complementary products that are manufactured by outside vendors. The Company relies to a significant degree on such third parties for quality control, support of their products and for order fulfillment. To date, N.E.T. has not experienced any significant delays in the delivery of material or products from either subcontractors or vendors, but limits on availability could adversely affect operating results.

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

     The Company has been working to make its internal systems Year 2000 compliant by January 1, 2000. In addition, the Company has assessed the Year 2000 compliance of its products and has been in the process of informing customers and resellers accordingly. Finally, N.E.T. has assessed its obligations to customers and resellers for products purchased and is working on steps to reduce any potential liability for Year 2000 product failures. Nevertheless, if certain internal systems, Company products and third-party products are not Year 2000 compliant, or if customers do not upgrade their equipment to become Year 2000 compliant, the Company could experience a material negative impact on its business, financial position and results of operations. For further discussion, please refer to the Year 2000 discussion in the "Business Environment and Risk Factors" in "Management's Discussion and Analysis" on pages 15 through 19 of the Annual Report, which discussion is incorporated herein by reference.

Competition

     The communications industry in general, including the specific segments within which N.E.T. competes, is intensely competitive and is characterized by advances in technology that frequently result in the introduction of new products and services with improved performance characteristics. Recently, the industry has experienced consolidation resulting in a significant increase in the size and capabilities of many companies that compete with N.E.T. The Company believes that the principal competitive factors in its target markets are experience, product capabilities, standards compliance, technical services and support, quality, technical and other reliability, vendor reputation, stability and long-term prospects, distribution capabilities and value propositions.

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

     The Company's agreements with Ericsson and Datacraft Technologies do not prohibit them from manufacturing, marketing or servicing products that compete directly with N.E.T.'s products. N.E.T.'s operating results could be adversely affected if these or other companies announced the availability of, or successfully introduced, such products or services.

     As discussed below under "Government Regulation," in the U.S., the Telecommunications Act of 1996 (the "1996 Legislation") removed restrictions that had been imposed on Regional Bell Operating Companies ("RBOCs") by the AT&T divestiture decree thus allowing them, under certain conditions, to manufacture telecommunications equipment or customer premises equipment. Competition from service providers that decide to manufacture such equipment, with their greater resources and large customer bases, or from other competitors as discussed above, could cause a severe reduction in selling prices or volumes for multiservice platforms and other communications products or services. This type of competition could have a material adverse affect on the Company's operating results and financial condition.

Government Regulation

     As discussed above, the telecommunications industry is regulated by governments and other agencies around the world. Government regulatory policies are likely to continue to have a major impact on N.E.T.'s business by affecting the availability of voice and data communications services and equipment, the prices and terms of service providers' competitive offerings and the ability of companies directly to manufacture and market equipment and services that compete with N.E.T.'s offerings.

     The 1996 Legislation enacted in February of that year was the first major change in U.S. telecommunications law since the Communications Act of 1934. This far-reaching legislation has influenced and will continue to influence the U.S. telecommunications industry in many ways. Certain changes could have a direct impact on N.E.T.'s business. For example, the 1996 Legislation removed restrictions on RBOC activities such that, under certain conditions, the RBOCs may be permitted to manufacture telecommunications equipment or customer premises equipment. If any RBOCs manufacture or form alliances with other manufacturers to develop such equipment, N.E.T. could be materially and adversely affected by direct competition with the RBOCs.

     In addition, N.E.T. customers usually are service providers or use service provider network services, the rates and terms of which are subject to varying degrees of public utility-type government regulation. For example, in the U.S., decisions at the federal and state level have, in some instances, provided certain service providers with increased flexibility in structuring and pricing their services. Similar impact of regulation or deregulation may occur in other N.E.T. markets, such as in Europe, as mentioned earlier. Changes in the rates or terms of service provider-provided service offerings may adversely affect the demand for, or limit the usability of, network products and services including those provided by N.E.T. to service providers, enterprises and other customers.

     The Federal Communications Commission ("FCC") in the U.S. and similar agencies in many foreign governments require that N.E.T.'s products comply with certain rules and regulations, including technical rules designed to prevent harm to the telephone network and avoid interference with radio-based communications. The Company believes it complies with, or is exempt from, all applicable rules and regulations with respect to the sale of its existing products in the U.S. and in certain foreign countries. Failure to comply with FCC or similar governmental requirements may result in the disconnection of installed equipment from common service provider-provided circuits. Any delays in complying with FCC or foreign requirements with respect to products could delay their introduction or affect the Company's ability to produce and market its products. Sales to the U.S. government are subject to compliance with applicable regulations (e.g., Federal Acquisition Regulations).

Proprietary Rights and Licenses

     N.E.T. has obtained patents in the U.S. and other countries on inventions relating to its products and has applied for others. While possession of patents, copyrights and trade secrets could affect the ability of companies to introduce products competitive with the Company's products, N.E.T. believes that its success does not depend primarily on the ownership of intellectual property rights, but on its innovative skills, technical competence and marketing abilities, and, accordingly, that patents, copyrights and trade secrets will not constitute an assurance of N.E.T.'s future success. N.E.T. is aware that the laws of some other countries do not protect proprietary rights to the same extent as the laws of the U.S.

     Because of the existence of a large number of third-party patents in the telecommunications field and the rapid rate of issuance of new patents, some of the Company's products, or the use of these products, could infringe on third-party patents. If any such infringement exists, the Company believes that, based upon historical industry practice, it or its customers should be able to obtain any necessary licenses or rights under such patents on terms that would not be materially adverse to the Company. It is possible, however, that in the future, actual or alleged infringement could materially affect the Company's operating results or financial condition.

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

Employees

     As of  March  31,  1999,  the  Company  had  1,237  employees.  None of the
Company's domestic employees are represented by a collective bargaining agreement. National collective bargaining or similar agreements govern certain of the Company's employees outside the U.S. The Company has never experienced any work stoppage and believes that its employee relations are good.

Item 2. Properties

     N.E.T. currently leases approximately 290,000 square feet of office, R&D, and manufacturing space in a modern industrial park in Fremont, California under a 12-year lease agreement beginning April 1, 1998 for three buildings. The custom-built Fremont facility includes two buildings configured for office space and R&D, and one designed for manufacturing and support functions. N.E.T. and its subsidiaries also lease sales and service offices at other locations in the U.S., China, France, Germany, Mexico, Singapore, Uruguay, the United Kingdom and other countries. In June 1998, the Company vacated approximately 287,000 square feet of space in Redwood City, California under a lease agreement that expired in October 1998. The Company believes that its current and planned facilities are, in all material respects, suitable and adequate for its anticipated needs.

Item 3. Legal Proceedings

     The Company is not aware of any material legal proceedings pending or threatened against it at this time.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

                                     PART II

Item 5. Market for the Company's Common Equity and Related Stockholder Matters

     Note Eight in the "Notes to Consolidated Financial Statements" on pages 30 through 32 and the section captioned "Stock Information" on page 37 of the Company's Annual Report are incorporated herein by reference and included in this filing as Exhibit 13. At March 31, 1999, there were 636 stockholders of record of the Company.

Item 6. Selected Financial Data

     The section captioned "Five Year Financial Summary" on page 9 of the Company's Annual Report is incorporated herein by reference and included in this filing as Exhibit 13.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The section captioned "Management's Discussion and Analysis" of the Company's Annual Report is incorporated herein by reference and included in this filing as Exhibit 13.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Disclosures regarding market risk in the section captioned "Quantitative and Qualitative Disclosures" contained in the "Management's Discussion and Analysis" on pages 19 and 20 of the Company's Annual Report are incorporated herein by reference and included in this filing as Exhibit 13.


Item 8. Financial Statements and Supplementary Data

     The sections captioned "Quarterly Financial Data" and "Consolidated Financial Statements" together with the Notes to these sections and the "Independent Auditors' Report" of the Company's Annual Report, are incorporated herein by reference and included in this filing as Exhibit 13.


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


Item 10. Directors and Executive Officers of the Company

     The information with respect to Directors is incorporated by reference from the section captioned "Election of Directors" in the Proxy Statement.

Executive Officers of the Company

     The Executive Officers (or "Corporate Officers") of the Company and their ages at June 1, 1999, are as follows:

          Name                     Age                 Position
          ----                     ---                 --------

     Roger A. Barney               59        Senior Vice President, Corporate
                                             Services and Assistant Corporate
                                             Secretary

     Robert P. Bowe                51        Acting Chief Financial Officer

     David P. Owen                 58        Vice President, Strategy and
                                             Technology

     Raymond E. Peverell           51        Senior Vice President,
                                             International

     G. Michael Schumacher         60        Senior Vice President, Product
                                             Operations

     Charles S. Shiverick          55        Vice President, Information
                                             Services and Process Management

     Robert T. Warstler            56        Senior Vice President, North
                                             America

     Hubert A.J. Whyte             48        President and Chief Executive
                                             Officer

     Roger A. Barney joined the Company in October 1987 as Vice President of Human Resources, and in 1992 became Vice President of Human Resources and Corporate Services. More recently, in January, Mr. Barney became Senior Vice President of Corporate Services and Assistant Corporate Secretary. Prior to joining the Company, Mr. Barney held numerous management positions, including Director of Human Resources for Verbatim Corporation. He also founded his own management consulting business which he ran from 1983 to 1987.

     Robert P. Bowe joined the Company in 1993 as Corporate Controller, and in 1999 was named Acting Chief Financial Officer. Prior to joining the Company, Mr. Bowe served in various senior financial positions in companies located in the Santa Clara Valley. Some of these companies include Software Publishing, Cooper Vision, California Microwave and Arthur Young and Company.

     David P. Owen joined the Company in April 1990 as Director, Strategy and Marketing. In 1992 he became Vice President of Corporate Marketing and in 1994, he became Vice President of Corporate Development and Strategy. More recently, in 1997, Mr. Owen became Vice President, Strategy and Technology. Prior to joining the Company, Mr. Owen was Director of Product Marketing at StrataCom. In
1983,   he  founded  the  fast  packet
development organization at Packet Technologies, StrataCom's predecessor company. Prior to that, Mr. Owen spent 15 years at Control Data in a variety of product strategy, architecture and software development positions.

     Raymond E. Peverell joined the Company in 1993 as Senior Vice President of Worldwide Sales, and in 1996 became Senior Vice President of Sales and Support. More recently, in January, Mr. Peverell became Senior Vice President, International. From 1983 to 1992, Mr. Peverell was employed by Tandem Computers, Inc. holding various positions, his last being Vice President, Strategic Partnership Development. Prior to 1983, Mr. Peverell held several positions over a 12 year span with Burroughs Corporation.

     G. Michael Schumacher joined the Company in January 1995 as Senior Vice President of Engineering and Operations, and in 1996 became Senior Vice President of Product Operations. Prior to joining the Company, Mr. Schumacher was Vice President and General Manager of the UNIX Systems Division of Unisys Corporation from 1993 to 1994. He also served at Mentor Graphics as General Manager of front-end CAE Tools from 1991 to 1993, and at Solbourne Computers as the Vice President of Engineering from 1989 through 1990.

     Charles S. Shiverick joined the Company in 1989. Earlier this year he became Vice President of Information Services and Process Management. Mr. Shiverick has held various other senior management positions with the Company, including Senior Director of Corporate Quality, Vice President of Operations and Vice President of Information Services and Reengineering. Prior to 1989, Mr. Shiverick spent 22 years at IBM Corporation in a variety of management positions.

     Robert T. Warstler joined the Company in 1997 as Vice President of North America, and in 1999 became Senior Vice President, North America. From 1992 to 1997, Mr. Warstler was employed by Hitachi Data Systems as Vice President and General Manager. Prior to 1992, Mr. Warstler held several sales and marketing positions with U.S. West, Northern Telecom, AT&T, IBM and General Motors.

     Hubert A.J. Whyte joined the Company on June 1, 1999 as President and Chief Executive Officer. From 1994 until he joined the Company, Mr. Whyte served as President and CEO of Advanced Computer Communications ("ACC"). Prior to joining ACC, Mr. Whyte served as Vice President and General Manager of the Access Products unit of Newbridge Networks Corporation. Earlier in his career, Mr. Whyte gained industry experience with British Telecom, Ericsson, Shell Oil, Business Intelligence Services, Mitel and Siemens.

     The information required by Item 405 of Regulation S-K is incorporated by reference from the section captioned "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement.

Item 11. Executive and Director Compensation

     Information regarding compensation of the Company's Directors and Executive Officers is contained in the sections captioned "Election of Directors: Board Committees, Meetings, and Remuneration" and "Executive Compensation and Related Information" in the Proxy Statement, which sections are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information regarding security ownership of certain beneficial owners and management from the section captioned "Stock Ownership of Five Percent Stockholders, Directors, and Corporate Officers" in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     Information regarding transactions with the Company's Directors and Executive Officers from the sections captioned "Election of Directors: Board Committees, Meetings, and Remuneration" in the Proxy Statement and "Executive Compensation and Related Information" in the Proxy Statement is incorporated herein by reference.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) (1) Financial Statements - See "Index to Financial Statements and Financial Statement Schedule" at page 22 of the Annual Report on Form 10-K.

          (2) Financial Statement Schedule - See "Index to Financial Statements and Financial Statement Schedule" at page 22 of the Annual Report on Form 10-K.

          (3)  Exhibits - See "Exhibit Index" at page 18 of this Form 10-K.

     (b) The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended March 31, 1999.

                                  EXHIBIT INDEX


Exhibit
No.                           Description                                   Note
-------                       -----------                                   ----

3.1       Registrant's  Restated  Certificate  of  Incorporation,   as
          amended.                                                            1

3.2       Registrant's Bylaws, as amended.                                    1

4.1       Indenture  dated as of May 15, 1989 between  Registrant  and        2
          Morgan Guaranty Trust Company of New York.

4.2       Rights  Agreement  dated  as  of  August  15,  1989  between        3
          Registrant and The First National Bank of Boston, as amended.

4.3       Certificate of Designations of Series A Junior Participating        4
          Preferred Stock filed with the Secretary of State of Delaware on August 24, 1989 (Exhibit 4.1 in the Registrant's
          Form S-8 Registration Statement).

10.1      Headquarters  Facilities  Lease  Agreements  between Sobrato        5
          Interests III and Network Equipment Technologies, Inc. dated
          April 9, 1997.

10.2      Officer   Employment  and  Continuation   Agreement  between
          Registrant and Joseph J. Francesconi.*

10.3      Officer   Employment  and  Continuation   Agreement  between
          Registrant and G. Michael Schumacher.*

10.4      Officer   Employment  and  Continuation   Agreement  between
          Registrant and Raymond E. Peverell.*

10.5      Officer   Employment  and  Continuation   Agreement  between
          Registrant and Robert T. Warstler.*

10.6      Officer   Employment  and  Continuation   Agreement  between
          Registrant and Roger A. Barney.*

10.7      Officer   Employment  and  Continuation   Agreement  between
          Registrant and Samuel H. Ezekiel.*

10.8      Officer   Employment  and  Continuation   Agreement  between
          Registrant and Hubert A. Whyte.*

10.9 General Release of All Claims, Covenant Not to Sue, and Confidentiality Agreement between Registrant and Joseph J. Francesconi.*

10.10 General Release of All Claims, Covenant Not to Sue, and Confidentiality Agreement between Registrant and Samuel H. Ezekiel.*

10.11     Employment Agreement between Registrant and Walter J. Gill.*        6

10.12     Form of Officer  Employment  and  Continuation  Agreement as        6
          signed by all other Executive Officers and Registrant.*

10.13     Form of Director Indemnification  Agreement as signed by all        6
          Directors of the Company.

10.14     Form of Officer  Indemnification  Agreement as signed by all        6
          Executive Officers of the Company.*

10.15     Corporate  Director  Compensation  Deferral Election Program        6
          and 1996 Deferral Form.

10.16     Corporate Officer Compensation Deferral Election Program and        6
          1996 Deferral Form.*

10.17     Corporate Officers Long-Term Variable Compensation Program.*        6

13        Portions of 1999 Annual Report to Stockholders.

21.1      Subsidiaries of Registrant as of June 29, 1999.

23.1      Independent Auditors' Consent.

27        Financial Data Schedule.

99.1      Registrant's 1983 Stock Option Plan, as amended.*                   7

99.2      Registrant's 1988 Restricted Stock Award Plan.*                     8

99.3      Rules of Registrant's 1988 U.K. Stock Option Scheme.*               9

99.4      Registrant's 1989 U.K. Stock Option Plan.*                          8

99.5      Registrant's 1990 Employee Stock Purchase Plan, as amended.*        10

99.6      Registrant's  1993 Stock  Option Plan,  as amended  (Exhibit        11
          99.3).*

99.7      Registrant's 1997 Stock Option Program,  as amended (Exhibit        11
          99.2).*

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


                                   NETWORK EQUIPMENT TECHNOLOGIES, INC.
                                               (Registrant)


Date: June 29, 1999                By: /s/ Hubert A.J. Whyte
                                       ----------------------------------------
                                       Hubert A.J. Whyte
                                       President, Chief Executive
                                       Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                          Title                          Date
      ---------                          -----                          ----

/s/ Robert P. Bowe            Acting Chief Financial Officer       June 29, 1999
---------------------         (Principal Financial Officer and
Robert P. Bowe                Principal Accounting Officer)



/s/ Dixon R. Doll             Director                             June 29, 1999
---------------------
Dixon R. Doll


/s/ James K. Dutton           Director                             June 29, 1999
---------------------
James K. Dutton


/s/ Walter J. Gill            Director                             June 29, 1999
---------------------
Walter J. Gill


/s/ George M. Scalise         Director                             June 29, 1999
---------------------
George M. Scalise


/s/ Hubert A.J. Whyte         President, Chief Executive           June 29, 1999
---------------------         Officer and Director
Hubert A.J. Whyte             (Principal Executive Officer)



/s/ Hans A. Wolf              Chairman of the Board                June 29, 1999
---------------------
Hans A. Wolf

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE


FINANCIAL STATEMENTS

                                                               Page in 1999 Annual Report*
                                                               ---------------------------
Consolidated Balance Sheets as of March 31, 1999 and 1998                  21
Consolidated Statements of Operations for the years ended
     March 31, 1999, 1998 and 1997                                         22
Consolidated Statements of Comprehensive Income (Loss) for
     the years ended March 31, 1999, 1998 and 1997                         22
Consolidated Statements of Cash Flows for the years ended
     March 31, 1999, 1998 and 1997                                         23
Consolidated Statements of Stockholders' Equity for the years
     ended March 31, 1999, 1998 and 1997                                   24
Notes to Consolidated Financial Statements                                 25
Independent Auditors' Report                                               36

----------
*    Incorporated herein by reference and included in this filing as Exhibit 13.



FINANCIAL STATEMENT SCHEDULE

                                                                 Page in 1999 Form 10-K
                                                                 ----------------------
Independent Auditors' Report                                               23
Schedule II - Valuation and Qualifying Accounts                            24


     All other schedules are omitted because they are not required, are not applicable, or the information is included in the Consolidated Financial Statements or Notes thereto.

     Separate financial statements of the Registrant are omitted because the Registrant is primarily an operating company and all subsidiaries included in the Consolidated Financial Statements filed, in the aggregate, do not have a minority equity interest and/or long-term indebtedness to any person outside the consolidated group in an amount which together exceeds 5% of total consolidated assets at March 31, 1999.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Network Equipment Technologies, Inc.:

     We have audited the consolidated financial statements of Network Equipment Technologies, Inc. and subsidiaries as of March 31, 1999 and 1998, and for each of the three years in the period ended March 31, 1999, and have issued our report thereon dated April 19, 1999 (May 24, 1999 as to Note Fourteen), such financial statements and report are included in your 1999 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Network Equipment Technologies, Inc. listed in the accompanying index to financial statements and financial statement schedule. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

San Jose, California
April 19, 1999

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.

                                   SCHEDULE II

                        Valuation and Qualifying Accounts
                                 (in thousands)


                           Balance at       Charged to         Charged                          Balance
                            beginning       costs and          to other        Deduction/        at end
Description                 of period        expenses          accounts         write off       of period
-----------                ----------       ---------          --------        ----------       ---------
For the year ended
March 31, 1997:

  Accounts receivable
           allowances         $4,533            --             $1,237 (1)       $(1,860)         $3,910



For the year ended
March 31, 1998:

  Accounts receivable
           allowances         $3,910            --             $2,082 (1)       $(2,066)         $3,926



For the year ended
March 31, 1999:

  Accounts receivable
           allowances         $3,926            --             $4,679 (1)       $(5,230)         $3,375


----------
(1) Amount represents additions to accounts receivable allowances which were charged primarily to revenue.