Form 10-Q
period 1999-06-27
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 1999-08-11
CIK 752431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 27, 1999

                                       OR

  |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended ____________________ or

Commission File Number 0-15323

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                               94-2904044
         --------                                               ----------
(State or other jurisdiction                                 (I.R.S. Employer
   of incorporation or                                    Identification Number)
      organization)

                            6500 Paseo Padre Parkway
                                Fremont, CA 94555
                                 (510) 713-7300
               --------------------------------------------------
               (Address, including zip code, and telephone number
                      including area code, of registrant's
                          principal executive offices)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes |X|  No |_|

            The number of shares outstanding of the registrant's Common Stock, $.01 par value, on August 2, 1999 was 21,297,568.

================================================================================

This document consists of 20 pages of which this is page 1.

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I.        FINANCIAL INFORMATION

      Item 1.  Consolidated Financial Statements

               Condensed Consolidated Balance Sheets -
               June 27, 1999 and March 31, 1999 ...........................  3

               Condensed Consolidated Statements of Income -
               three months ended June 27, 1999 and June 28, 1998 .........  4

               Condensed Consolidated Statements of Comprehensive Income -
               three months ended June 27, 1999 and June 28, 1998 .........  5

               Condensed Consolidated Statements of Cash Flows -
               three months ended June 27, 1999 and June 28, 1998 .........  6

               Notes to Condensed Consolidated Financial Statements .......  7

      Item 2.  Management's Discussion and Analysis of
               Results of Operations and Financial Condition ..............  9

PART II.       OTHER INFORMATION

      Item 5.  Other Information .......................................... 19


      Item 6.  Exhibits and Reports on Form 8-K ........................... 19

SIGNATURES     ............................................................ 20

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                                   June 27,     March 31,
                                                                     1999         1999
                                                                     ----         ----
                                                                 (unaudited)
Assets
Current assets:
    Cash and cash equivalents                                     $  16,203    $  13,720
    Temporary cash investments                                      120,725      140,843
    Accounts receivable, net of allowances of $4,142 at June 27
         and $3,375 at March 31                                      59,253       46,381
    Inventories                                                      17,933       19,193
    Deferred income taxes                                             9,009        5,510
    Prepaid expenses and other assets                                 7,050        6,834
                                                                  ---------    ---------
        Total current assets                                        230,173      232,481
Property and equipment, net                                          51,864       55,877
Software production costs, net                                        6,176        6,129
Deferred income taxes                                                 9,053        9,053
Other assets                                                          9,397        9,572
                                                                  ---------    ---------
                                                                  $ 306,663    $ 313,112
                                                                  =========    =========

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                              $  14,423    $  11,755
    Accrued liabilities                                              40,193       43,638
                                                                  ---------    ---------
        Total current liabilities                                    54,616       55,393
7-1/4% convertible subordinated debentures                           24,706       24,706
Stockholders' equity:
    Preferred stock, $.01 par value
        Authorized:  5,000,000 shares
        Outstanding:  none                                               --           --
    Common stock, $.01 par value
        Authorized:  50,000,000 shares
        Outstanding:  21,295,000 shares at June 27 and
          21,509,000 shares at March 31                                 213          215
    Additional paid-in capital                                      180,383      180,596
    Treasury stock                                                   (6,630)      (4,853)
    Cumulative comprehensive income                                  (1,234)       5,921
    Retained earnings                                                54,609       51,134
                                                                  ---------    ---------
        Total stockholders' equity                                  227,341      233,013
                                                                  ---------    ---------
                                                                  $ 306,663    $ 313,112
                                                                  =========    =========

See Notes to Condensed Consolidated Financial Statements.

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
                   Condensed Consolidated Statements of Income
              (in thousands, except per share amounts - unaudited)

                                                                    Three Months Ended
                                                                    ------------------
                                                                   June 27,     June 28,
                                                                     1999         1998
                                                                     ----         ----
Revenue:
    Product revenue                                                $ 33,024     $ 45,662
    Service and other revenue                                        29,531       25,764
                                                                   --------     --------
        Total revenue                                                62,555       71,426
                                                                   --------     --------

Cost of sales:
    Cost of product revenue                                          13,600       18,633
    Cost of service and other revenue                                19,321       14,846
                                                                   --------     --------
        Total cost of sales                                          32,921       33,479
                                                                   --------     --------

Gross margin                                                         29,634       37,947

Operating expenses:
    Sales and marketing                                              19,038       21,608
    Research and development                                         11,440       10,283
    General and administrative                                        3,076        2,888
                                                                   --------     --------
        Total operating expenses                                     33,554       34,779
                                                                   --------     --------

Income (loss) from operations                                        (3,920)       3,168

Other income (expense):
    Interest income                                                   1,468        1,660
    Interest expense                                                   (492)        (508)
    Other                                                             7,577         (126)
                                                                   --------     --------

Income before income taxes                                            4,633        4,194

Income tax provision                                                  1,158        1,246
                                                                   --------     --------

Net income                                                         $  3,475     $  2,948
                                                                   ========     ========

Earnings per share:
    Basic                                                          $    .16     $    .14
                                                                   ========     ========
    Diluted                                                        $    .16     $    .13
                                                                   ========     ========

Shares used in per share computation:
    Basic                                                            21,388       21,570
                                                                   ========     ========
    Diluted                                                          21,480       22,433
                                                                   ========     ========

See Notes to Condensed Consolidated Financial Statements.

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
            Condensed Consolidated Statements of Comprehensive Income
              (in thousands, except per share amounts - unaudited)

                                                                     Three Months Ended
                                                                    ---------------------
                                                                    June 27,     June 28,
                                                                      1999         1998
                                                                      ----         ----
Net income                                                          $ 3,475      $ 2,948

Other comprehensive income, net of taxes:
    Cumulative translation adjustment                                  (150)        (716)
    Net unrealized gain (loss) on securities, net of
        taxes of $3,771 at June 27, 1999 and
        $2,229 at June 28,1998                                       (7,005)       1,748
    Less: reclassification adjustment for gains included
        in net income                                                 7,520            3
                                                                    -------      -------

Comprehensive income                                                $ 3,840      $ 3,977
                                                                    =======      =======

See Notes to Condensed Consolidated Financial Statements.

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                           (in thousands - unaudited)

                                                                     Three Months Ended
                                                                     ------------------
                                                                    June 27,    June 28,
                                                                      1999        1998
                                                                      ----        ----
Cash and Cash Equivalents at Beginning of Period                    $ 13,720    $ 59,512
                                                                    --------    --------
Cash Flows from Operating Activities:
    Net income                                                         3,475       2,948
    Adjustments to reconcile net income to net cash
      used for operations:
        Depreciation and amortization                                  6,647       4,706
        Restricted stock compensation                                      3          82
        Deferred income taxes                                         (3,499)         --
        Changes in assets and liabilities:
            Accounts receivable                                      (13,032)     (3,678)
            Inventories                                                1,254         267
            Prepaid expenses and other assets                           (241)        351
            Accounts payable                                           2,890      (2,856)
            Accrued liabilities                                       (3,240)     (5,717)
                                                                    --------    --------
        Net cash provided by (used for) operations                    (5,743)     (3,897)
                                                                    --------    --------

Cash Flows from Investing Activities:
    Purchases of temporary cash investments                          (15,908)    (14,461)
    Proceeds from maturities of temporary cash investments            29,021      13,732
    Purchases of property and equipment                               (1,932)    (12,035)
    Additions to software production costs                              (794)       (946)
    Other                                                                156         664
                                                                    --------    --------
       Net cash provided by (used for) investing activities           10,543     (13,046)
                                                                    --------    --------

Cash Flows from Financing Activities:
    Sale of Common Stock                                               1,010       2,010
    Repurchase of Common Stock                                        (3,005)         --
                                                                    --------    --------
        Net cash provided by (used for) financing activities          (1,995)      2,010
                                                                    --------    --------

Effect of exchange rate changes on cash                                 (322)       (666)
                                                                    --------    --------

        Net increase (decrease) in cash and cash equivalents           2,483     (15,599)
                                                                    --------    --------

Cash and Cash Equivalents at End of Period                          $ 16,203    $ 43,913
                                                                    ========    ========

Other Cash Flow Information:
   Cash paid (refunded) for:
      Interest                                                      $    924    $    966
      Income taxes                                                  $    146    $   (471)
   Non-cash investing and financing activities:
      Net unrealized gain (loss) on available-for-sale securities   $ (7,005)   $  1,748

See Notes to Condensed Consolidated Financial Statements.

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements

1.    Basis of Presentation

      The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated.

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position as of June 27, 1999, and the results of operations and cash flows for the three months ended June 27, 1999 and June 28, 1998. These financial statements should be read in conjunction with the March 31, 1999 audited consolidated financial statements and notes thereto. The results of operations for the three months ended June 27, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2000.

2.    Inventories

      Inventories consist of (in thousands):

                                                 June 27,            March 31,
                                                   1999                1999
                                                   ----                ----
                                               (unaudited)

      Purchased components                       $  3,831            $  3,728
      Work-in-process                              12,649              13,168
      Finished goods                                1,453               2,297
                                                 --------            --------
                                                 $ 17,933            $ 19,193
                                                 ========            ========

3.    Earnings Per Share

      Basic earnings per share has been computed based upon the weighted average number of common shares outstanding for the periods presented. For diluted earnings per share, shares used in the per share computation include weighted average common and potentially dilutive shares outstanding. Potentially dilutive shares consist of shares issuable upon the assumed exercise of dilutive stock options and totaled 92,000 and 862,000 for the three months ended June 27, 1999 and June 28, 1998, respectively. Additionally, there were 784,000 shares of Common Stock issuable upon conversion of debentures. These shares, and the related effect of the accrued interest on the debentures, were not included in the calculation of diluted earnings per share for the period ended June 27,1999, as their inclusion would have been antidilutive.

4.    Comprehensive Income

      Statements of comprehensive income for the three months ended June 27, 1999 and June 28, 1998, have been included within the Consolidated Statements of Income. Cumulative comprehensive income at June 27, 1999 and March 31, 1999 is comprised of cumulative foreign translation adjustments of ($958,000) and ($808,000), respectively, and cumulative net unrealized gains (losses) on available-for-sale securities of ($276,000) and $6,729,000, respectively.

5.    Restructure Costs

      In the fourth quarter of fiscal 1999, the Company announced plans to restructure along global lines of business to address specific market segments. These actions resulted mainly in a reduction in the number of employees.

      The Consolidated Statements of Operations for fiscal 1999 included a charge of $4.7 million, consisting of $4.6 million for employee severance and other related costs and $0.1 million for office closures. A restructuring provision of $2.0 million remains as of June 27, 1999. The Company will pay $1.0 million during the remainder of fiscal 2000 and $1.0 million in fiscal 2001.

                                   Restructure                     Remaining
                                  Liability at      Expense       Liability at
                                 March 31, 1999     in Q1 00     June 27, 1999
                                 --------------     --------     -------------

       Compensation                 $   3,540      $   1,893       $   1,647
       Outplacement                       499            178             321
       Office closures                    119             38              81
                                    ---------      ---------       ---------
       Totals                       $   4,158      $   2,109       $   2,049
                                    ---------      ---------       ---------

6.    Recently Issued Accounting Standard

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments. Additionally, in June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133 - an amendment of FASB Statement No. 133," which defers the effective date of FASB No. 133 for one year. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows. This statement is effective for the Company beginning April 1, 2001.

7.    Subsequent Event

      In July 1999, the Company announced a reorganization to streamline its organizational structure and to bring expenses in line with projected revenue. The streamlining involved reducing the structure of the Company to five internal organizations: Marketing, Sales and Service, Product Development, Manufacturing, and Finance. The Vice Presidents of each of these areas will report directly to the CEO and President. In addition, the General Counsel of the Company will also report directly to the CEO and President.

      Implementation of the reorganization included reductions at all levels of the Company. In particular, the Company reduced its work force by approximately 7% worldwide. Also at this time, the following members of senior management resigned: Roger A. Barney, Senior Vice President of Corporate Services and Assistant Corporate Secretary, G. Michael Schumacher, Senior Vice President of Product Operations, and David P. Owen, Vice President of Strategy and Technology.

      Expenses related to the reorganization will be recognized in the second quarter of the current fiscal year. While the Company does not project any further expenses related to the restructuring after the second quarter, it cannot be certain that additional expenditures will not be required in the future, nor can the Company assure that the restructuring will have a positive effect long term.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This discussion and analysis should be read in conjunction with Management's Discussion and Analysis in the Company's 1999 Annual Report to Stockholders and
Part I of the Company's Form 10-K for the fiscal year ended March 31, 1999.

Statements made in this Management's Discussion and Analysis or elsewhere in this quarterly report or other communications (including press releases and analyst calls) that are not statements of historical fact are forward-looking statements, including without limitation, those related to the Company's future revenues, gross margins, and other financial and economic targets, trends or goals. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from statements made, including those discussed in the Company's Annual Report to Stockholders for the fiscal year ended March 31, 1999. The Company does not undertake an obligation to update its forward-looking statements or risk factors to reflect future events or circumstances.

RESULTS OF OPERATIONS

The following table depicts selected data derived from the Company's Consolidated Statements of Income expressed as a percentage of revenue for the periods presented:

--------------------------------------------------------------------------------
                                                      Three Months Ended
                                                      ------------------
Percent of Revenue                              June 27, 1999   June 28, 1998
-----------------------------------------------------------------------------
Product revenue                                      52.8%           63.9%
Service and other revenue                            47.2            36.1
                                                    -----           -----
   Total revenue                                    100.0           100.0
                                                    -----           -----

Product gross margin                                 58.8            59.2
Service and other revenue gross margin               34.6            42.4
                                                    -----           -----
   Total gross margin                                47.4            53.1
                                                    -----           -----

Sales and marketing                                  30.4            30.3
Research and development                             18.3            14.4
General and administrative                            4.9             4.0
                                                    -----           -----
   Total operating expenses                          53.6            48.7
                                                    -----           -----

Income/(loss) from operations                        (6.3)            4.4
                                                    -----           -----

Net income                                            5.6%            4.1%
                                                    =====           =====
--------------------------------------------------------------------------------

Revenue

Total revenue for the first quarter of fiscal 2000 decreased 12.4% to $62.6 million from $71.4 million for the first quarter of fiscal 1999. Product revenue decreased $12.6 million and service and other revenue increased $3.8 million quarter-over-quarter. The 27.7% decrease in product revenue was principally due to a 57.7% decline in sales in the North America channel and a 56.1% decline in the Europe/Middle East channel. The decrease in product sales in the North America channel was the result of lower sales to service providers, especially the Emerging Service Providers market, which has been slow to develop for the Company. The decrease in product sales in the Europe/Middle East channel resulted from lower sales to distributors and enterprise customers in the European market. The Federal sales channel increased 12.7% and the Asia Pacific/Latin America sales channel increased 14.3% from the first quarter of fiscal 1999 to the first quarter of fiscal 2000.

The increase in service and other revenue was due to an increase in systems integration services in support of product sales to the U.S. government.

Gross Margin

Total gross margin as a percentage of total revenue was 47.4% for the first quarter of fiscal 2000, a 5.7% decrease from the first quarter of fiscal 1999. The decrease is primarily a result of lower product revenue as a percent of total revenue for the first quarter of fiscal 2000. Product gross margin decreased to 58.8% in the first quarter of fiscal 2000 from 59.2% in the first quarter of fiscal 1999. The decrease results from unfavorable manufacturing variances resulting from the lower product volumes.

Service and other revenue gross margin decreased to 34.6% in the first quarter of fiscal 2000 from 42.4% in the first quarter of fiscal 1999. The decrease in service gross margin is primarily the result of increased systems integration services in support of product sales to the U.S. government. Systems integration services to the U.S. government are lower margin service offerings. The percentage for systems integration services as a percent of total service revenue for the first quarter of fiscal 2000 increased from the first quarter of fiscal 1999.

Management expects product and service and other revenue gross margins in fiscal 2000 to remain fairly comparable to gross margins experienced in the second quarter and third quarter of fiscal 1999.

Operating Expenses

Operating expense decreased 3.5% to $33.6 million in the first quarter of fiscal 2000 from the first quarter of fiscal 1999. In the fourth quarter of fiscal 1999, the Company completed a restructuring that resulted in a restructuring charge of $4.7 million in the quarter. The restructuring included a reduction in work force that contributed to operating expense reductions in the first quarter of fiscal 2000. The operating expenses increased as a percent of total revenue to 53.6% in the first quarter of fiscal 2000 from 48.7% in the first quarter of fiscal 1999 as a result of lower revenue. Management initiated an additional restructuring in the second quarter of fiscal 2000. See Note 7., Subsequent Event, of Notes to Condensed Consolidated Financial Statements on page 8 of this Form 10-Q. This restructuring is expected to result in a $3.0 million to $4.0 million charge in the second quarter and to reduce current operating expenses by approximately $10.0 million over the next four quarters. Management therefore expects operating expenses in fiscal 2000 to be lower in quarter-over-quarter comparisons to fiscal 1999.

Sales and marketing expense decreased 11.9% to $19.0 million in the first quarter of fiscal 2000 from the first quarter of fiscal 1999 but remained flat as a percentage of total revenue. The decrease in the first quarter of fiscal 2000 was due to lower headcount and fewer sales commission payments resulting from lower product revenue and lower marketing expenses for advertising, promotions and trade shows. Management expects sales and marketing expense to increase during fiscal 2000 as more resources are focused in these areas.

Research and development expense increased 11.2% to $11.4 million for the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999, and increased as a percentage of total revenue to 18.3% from 14.4%, respectively. Compensation expense was lower in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999 as a result of the headcount reduction in the fourth quarter of fiscal 1999. The lower compensation expense was offset by an increase in direct materials, consulting expense and depreciation on capital expenditures. Management expects research and development spending to be lower in quarter-over-quarter comparisons to fiscal 1999 as a result of the restructuring completed in the second quarter of fiscal 2000.

General and administrative expense increased 6.5% to $3.1 million for the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999. Consulting expense and legal expense increased, which offset the reduction in compensation expense from the restructuring. Management expects general and administrative expense to be lower in future quarters in quarter-over-quarter comparisons to fiscal 1999 as a result of the restructuring completed in the second quarter of fiscal 2000.

Non-Operating Items

During the first quarter of fiscal 2000, the Company sold all of the equity securities held in a publicly traded company for a gain of $7.5 million.

Interest income decreased 11.6% to $1.5 million from $1.7 million in the first quarter of fiscal 2000 from the first quarter of fiscal 1999. The reduction in cash, cash equivalents and temporary cash investments was due to lower accounts receivable at the beginning of the first quarter of fiscal 2000 compared to the beginning of the first quarter fiscal of 1999. Interest expense remained flat for the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999.

For the first quarter of fiscal 2000, the Company recorded income tax expense of $1.2 million as compared to $1.2 million for the first quarter of fiscal 1999, at an effective rate of 25% and 30% for fiscal 2000 and fiscal 1999, respectively.

BUSINESS ENVIRONMENT AND RISK FACTORS

All statements in this Form 10-Q that are not historical are forward-looking statements that involve risks and uncertainties including, but not limited to, the risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission. Actual results may differ materially from those projected.

Sales

Historically, the majority of the Company's revenue in each quarter has resulted from orders received and shipped in that quarter. In addition, the Company's backlog at the beginning of a quarter is generally insufficient to achieve expected net sales for the quarter. Because of ordering patterns and potential delivery schedule changes, the Company does not believe that backlog is indicative of future revenue levels. Since a large portion of the Company's orders historically have been received and filled in the last month of the quarter, forecasting sales during a quarter is difficult, and there is a significant risk of excessive or inadequate inventory if orders do not match forecast. Furthermore, if large orders do not close when forecasted or if near-term demand weakens for the products the Company has available to ship, the Company's operating results for that or subsequent quarters would be adversely affected.

Sales of networking products fluctuate based upon a number of factors such as capital spending levels and general economic and market conditions. Future declines in networking product sales as a result of general economic and marketing conditions or for other reasons could have a materially adverse affect on the Company's business, financial position or results of operations. In particular, international sales will continue to account for a significant portion of the Company's sales in future periods. International sales tend to have risks that are difficult to foresee and plan for including political and economic stability, regulatory changes, currency exchange rates, tax rates and structures, and collection of accounts receivable. In the recent past, events outside North America, especially in Asia and Latin America, have adversely impacted the Company's results of operations. Although there has been some improvement in sales from Asia, future unforeseen events in various areas of the globe may continue to have an adverse impact on the Company. The Company has limited visibility into factors that could influence its revenue, mix of product orders and other revenue sources and margins, particularly in international markets that are served primarily by non-exclusive resellers.

The Company has been focusing some of its selling efforts on the emerging global carrier market including third party leasing programs targeted at this market. Enterprises in this market typically do not have either long operating histories or significant capitalization. The Company's programs targeted to these markets have the potential to significantly impact both revenue and expense for the Company.

Further, a significant portion of the Company's revenue comes from contracts with the U.S. government, most of which do not include purchase commitments. Orders from the U.S. government or from other customers may not continue at historical levels, and it is possible that the Company will not be able to obtain orders from new customers.

Competition

All markets for the Company's products are very competitive and dynamic. The Company competes directly both internationally and domestically with a number of different companies. Many of these companies have greater financial, marketing and technical resources and offer a wider range of networking products than the Company. In addition, the Company has distribution, product and technology relationships with a number of significant customers, resellers and other entities that are considered by the Company to be strategic. Most of the Company's competitors have similar relationships with their respective customers and other parties. Changes in the Company's relationships or changes in similar relationships among competitors could have a material impact on competitive and other factors described above, including the Company's operating results.

Products

The Company's products incorporate intellectual property and technology owned by the Company or licensed from third parties. The Company's ability to maintain and enhance the value of its intellectual property and technology and third party licenses will affect future product and service offerings. Moreover, the Company believes that operating results will depend on successful development and introduction of new products and enhancements to existing products and service offerings. The markets for the Company's products are characterized by rapid technological changes, evolving industry standards, frequent new product introductions and enhancements and significant price competition. The interaction of these factors could negatively impact the market for the Company's existing products as well as for products under development and thereby adversely affect the Company's business, financial position or results of operations. The Company may not be able to respond effectively to technological changes or new product announcements by competitors. Further, the Company may not be able to successfully develop and market new products or product enhancements, and the Company cannot say for certain that customers will accept new, enhanced and existing products and services in quantities and at prices and margins that are consistent with the Company's expectations.

The majority of the Company's product sales involve a discount from the Company's standard list price. Discounting is standard in the sale of networking products. In fiscal year 2000, the Company has begun a program to price its products to reflect more accurately the prices charged in the market. It is not the intent of the program to reduce prices. The program is designed to be revenue neutral so that while prices are adjusted downward, discounts will be adjusted downward as well. Although it is the intent of the program not to impact margins, there can be no guarantee that competition or other factors would not require continued discounting, thereby adversely affecting the Company's business, financial position or results of operations.

Technology

The Company is currently in the process of filing patent applications in the U.S. to protect its proprietary technology in its new products. The Company does not know whether the patents will be granted and until patents are issued, third parties could assert infringement claims against the Company and could be successful in those assertions. In addition, the Company does a material amount of business outside the U.S. Laws outside the U.S. may not protect the Company's proprietary rights to the same degree as do U.S. laws.

Personnel

The Company's success depends in part on its ability to attract and retain executive officers, senior managers and other employees necessary to support planned revenue goals. The Company has hired a new President and Chief Executive Officer who started with the Company on June 1, 1999. The President and Chief Executive Officer is responsible for filling all open executive positions within the Company and has appointed internal candidates to permanently fill two open positions: Vice President of Marketing and General Counsel. While a decision has not yet been made about who will fill the open Chief Financial Officer position, the Company has been actively searching for a Vice President of Product Development. The failure of the Company to attract, hire and retain executive officers, senior managers and other key personnel or the failure of new management, if hired, to execute Company strategy could have a material adverse affect on the Company's business, financial position or results of operations.

Third Party Suppliers

The Company's products include components, assemblies and subassemblies that are currently available from single sources and, in some cases, are in short supply. The unavailability of certain components from current suppliers could result in delayed availability of certain products, thereby adversely affecting the Company's business. Testing and manufacturing of products designed by N.E.T. have generally been outsourced to third parties. Final test and assembly is generally performed at the Company's Fremont, California, facility. Pursuant to several types of agreements, the Company also resells products designed or manufactured by third parties, and the Company relies to a significant degree on such third parties for order fulfillment, quality control and support of their products. Such products are generally sold or licensed by the Company at gross margins that are lower than products designed and manufactured by the Company. Limited availability of products designed or manufactured by third parties, price increases for such products or business interruptions in their manufacture could adversely impact revenue, gross margin or earnings from such third party products.

YEAR 2000

THIS STATEMENT IS INTENDED AS A YEAR 2000 READINESS DISCLOSURE.

Introduction

The Year 2000 computer issue creates risks for all companies, particularly those heavily dependent on or producing information technology ("IT") products such as the Company. Management believes that the risk for the Company exists in four principal areas: potential warranty or other claims from the Company's customers related to its products or services, the potential failure of systems used by the Company to run its business, the potential failure of systems used by the Company's suppliers and reduced spending by other companies on networking solutions as a result of significant information systems spending on Year 2000 remediation.

In recognition of this risk, in early 1997, the Company established a Year 2000 compliance team to identify and attempt to minimize the effect of Year 2000 issues on the Company. The compliance team is continuing the process of assessing the potential impact of the advent of the Year 2000 on the Company's products, customers, suppliers and internal systems, both IT and non-IT. The Company expects to complete such evaluation no later than September 30, 1999. The Company cannot predict the ultimate outcome of its Year 2000 compliance program. If the Company is not successful in identifying and remediating Year 2000 problems relating to its internal systems, or if suppliers or customers material to the Company experience Year 2000 failures, the Company's business, financial position or results of operations may be materially adversely affected.

Products and Services

The Company has completed an evaluation of all its current product offerings to determine Year 2000 compliance. The majority of the products sold currently by the Company are Year 2000 compliant. A few products were sold during fiscal year 1999 that were not compliant; however, these products were not a major source of Company revenue, and no such products are currently being sold by the Company. Non-compliant products are identified in the N.E.T. Products Year 2000 Compliance Program posted on the Company's web site (www.net.com). There are certain non-Year 2000 compliant products installed in customer networks that the Company no longer sells. While the Company has a migration path for many of these products that allows customers to become Year 2000 compliant, customers may choose not to take advantage of the available migration path.

In addition to its own manufactured product lines, the Company has also resold a number of products manufactured by third parties. Some of those products have carried the Company's label and have been sold as the Company's product and warranted by the Company's standard product warranty. The Company is relying primarily on the written assurances of the private label manufacturers as to the Year 2000 compliance of these products, as the Company cannot independently assess this compliance for these products. For products resold by the Company but which carry the original equipment manufacturer's label ("OEM products"), the Company has passed on to the customer the manufacturer's warranty rather than the Company's warranty. Although many OEM products have no Year 2000 problems as they lack a clocking device which would be affected by the advent of the Year 2000, other OEM products contain components vulnerable to the Year 2000. The Company has substantially completed its assessment of the Year 2000 compliance of these OEM products and is in the process of seeking further protection, if deemed necessary, from OEM vendors. Notwithstanding the Company's efforts to seek appropriate protection, there can be no guarantee that the Company will be able to obtain any added protection. In addition, since the Company is not able to control the Year 2000 compliance of any OEM products, the Company may face Year 2000 claims should these products fail.

In addition to the sale of products, the Company also sells post-sale maintenance services to end users buying products directly from the Company and to its resellers of product (collectively "customers"). The Company generally does not provide post-sale maintenance services to customers who purchase products through resellers ("reseller end users"). The standard written maintenance agreements in effect since 1992 require the Company to make reasonable efforts to resolve software errors; however, such standard written maintenance contracts do not otherwise provide that the Company is to provide the software or hardware necessary to make the customer's system Year 2000 compliant. Certain older maintenance agreements, however, primarily those entered into prior to 1992, have broader product support provisions. The Company is currently evaluating its potential duties under these older maintenance contracts.

Customers

The Company has posted on its web site the N.E.T. Products Year 2000 Compliance Program, which provides its customers and resellers with information on the Year 2000 compliance status of N.E.T. products and identifies solutions for achieving network system and application compliance prior to the Year 2000. In addition, in late 1997, the Company mailed the then current Compliance Program Information to the majority of its customers. The Company is currently in the process of determining which direct sale end users and which reseller end users have not yet made their equipment Year 2000 compliant and will shortly be notifying those end users accordingly. Substantial portions of the Company's sales are to end users or other resellers outside of the U.S. These sales are through resellers of the Company's products. Not all direct sale or reseller end users, especially those in locations outside the U.S., have undertaken Year 2000 compliance programs. Regions outside of the U.S. have not been as focused on the system problems associated with the advent of the Year 2000, and customers in these regions have been slower to take the remedial action necessary to become Year 2000 compliant. The inability of the Company's products to handle the transition to the Year 2000 could result in increased customer satisfaction issues, servicing costs, potential lawsuits and other material costs and liabilities.

In addition, while the Company has been working with its resellers to ensure that the reseller's end user base is informed of Year 2000 issues, the Company cannot guarantee that its resellers have communicated sufficiently or accurately with all their end users, that reseller end users have understood the seriousness of the Year 2000 problem, or that those end users will take the necessary actions to fix any Year 2000 problem associated with their installed products.

Year 2000-related litigation to date indicates that direct sale and reseller end users who have not upgraded their installed products to become Year 2000 compliant may assert warranty, contract, tort, and/or statutory claims against the Company as a way to recover any damages suffered as a result of the customer's failure to become Year 2000 compliant. Resellers may assert similar claims, as well as claims for indemnity, against the Company if the reseller has such claims made against it by the reseller's end users. Since early 1998, the Company's product warranty has limited the warranty provided for Year 2000-related problems. As the Company's product warranty runs for one year, the Company does not at this time foresee significant exposure in the U.S. from product warranty claims involving Year 2000 compliance. The Company cannot, however, predict with any accuracy how legislative action or judicial decisions may impact the warranty requirements placed upon the Company or a customer's ability to successfully prosecute a Year 2000 claim against the Company should one be asserted. In particular, the Company is in the process of analyzing the impact of the recently passed federal legislation, the Y2K Act, on potential customer claims. If claims were to be asserted in countries outside the U.S., it would be difficult to predict actions or rulings outside the U.S. where legal responsibilities and judicial proceedings are not as well defined and, were unfavorable rulings to occur, there could be a material adverse affect on the Company's business, financial position or results of operations.

The Company's revenue may be adversely impacted if current and prospective customers devote a substantial portion of their information systems spending to evaluation and remediation of Year 2000 issues that could divert money away from spending on networking solutions. This diversion could have a material adverse impact on the Company's future sales volume.

Internal Systems

The Year 2000 compliance team has been and is evaluating Year 2000 issues related to the Company's internal systems, both IT systems and non-IT systems, upon which the Company relies in conducting its business, including financial systems, manufacturing applications, customer service and support, desktop applications and infrastructure such as networks, telecommunications products, banking and financial services, service providers and security systems. The Year 2000 compliance team expects to finish its Year 2000 evaluation by September 30, 1999. As the Company's Year 2000 compliance team continues its work, it may discover new or additional Year 2000 problems, may not be able to develop and implement remediation or contingency plans, or may find that the costs of these activities exceed current expectations and become material.

Mission-Critical Systems

The Company is identifying and testing its mission-critical systems to identify Year 2000 problems, if any, and is in the process of developing plans to remediate any identified Year 2000 problems. Mission-critical systems have been categorized according to the level of impact a failure would have upon the Company, i.e., "catastrophic" (causing a shutdown of all or a part of the business) or "business interrupting" (interrupting system functioning but not causing an actual shutdown). Testing of all mission-critical systems is expected to be completed by September 30, 1999. The Company intends to have contingency plans in place to deal with any impact of the Year 2000 on all Company mission-critical systems. All such contingency plans were finalized by June 30, 1999 and are scheduled to be implemented by September 30, 1999. Despite the implementation of any contingency plan, the inability to remedy a Year 2000 problem and the consequent failure of any internal systems could cause a material disruption in the Company's operation.

The Company estimates that by June 30, 1999, 90% of its mission-critical systems in all categories were compliant with requirements to continue functioning after the advent of the Year 2000. The Company expects that to the extent possible, all systems, both mission-critical and non-mission-critical, will be Year 2000 compliant by September 30, 1999.

Third Party Suppliers for Internal Systems

The Company has historically worked with its suppliers to ensure their ability to meet Company demands. The Company is in the process of reviewing its mission-critical third party suppliers to determine the suppliers' Year 2000 compliance as it impacts the services and products supplied to the Company. The Company has surveyed the Year 2000 readiness of the majority of its mission-critical suppliers. The third party supplier reviews to date have not uncovered any material Year 2000 problems although most suppliers are currently still in the process of evaluating their internal systems for Year 2000 compliance. The Company has also evaluated the Year 2000 compliance of products supplied for mission-critical systems and has upgraded such products to be Year 2000 compliant in line with the recommendations made by the supplier. For all mission-critical suppliers, the Company has developed contingency plans to ensure that any potential business interruption caused by Year 2000 problems are mitigated. The costs of implementing these contingency plans are still being evaluated, and these costs may have an adverse affect on the Company's business, financial position or results of operations. Third party supplier Year 2000 failures remain a possibility and could have an adverse impact on the Company's business, financial position or results of operations.

Worst-Case Scenario and Contingency Plans

The Company believes that the most reasonably likely worst-case scenario would involve problems with services and systems supplied by third parties such as electricity, water, telecommunications, transportation channels and mission-critical suppliers, rather than from the failure of the Company's internal systems. The Company has a limited ability to assess and control the failure of third parties, especially those third parties supplying infrastructure services to a large geographic area such as electric and telecommunications companies. The Company has developed contingency plans to deal with the failure of the infrastructure suppliers to the extent possible. Any contingency plan, however, will be limited by the Company's ability to provide infrastructure services normally provided on a large geographic basis.

Outside the Company's headquarters facility, Company offices support sales and service functions. A worst-case scenario involving system-wide failures of telecommunications services to locations outside the U.S. would impact the Company's ability to engage in sales activities and to provide post-sale support services to customers outside the U.S. The Company has developed contingency plans to deal with the worldwide full or partial loss of telecommunications services. Should the Company lose telecommunications services worldwide for any extended period of time, or should alternate communications systems not be available, the Company may be unable to communicate with worldwide locations. This could result in an inability to process customer orders and/or manufacture and ship products, which could materially impact the Company's results of operations. In addition, the Company's ability to provide maintenance support to customers with Year 2000 network problems could be seriously limited as post-sale support relies on telephone calls or e-mail messages to and from the Company's Technical Assistance Centers.

The Company is planning for increased calls to its Technical Assistance Centers due to anxiety on the part of its customer base as the Year 2000 approaches. The Company will be adding staff at both its Virginia and Crawley, England centers to handle any increase in call traffic. In addition, staffing will be maximized for the period running from the end of December 1999 through the beginning of January 2000.

In addition to infrastructure suppliers, the Company could face a worst-case scenario involving third party suppliers of mission-critical services or systems who are forced to shut down either partially or completely due to Year 2000-related systems failure. While the Company has surveyed its mission-critical third party suppliers to ensure that they are addressing Year 2000 issues and have put into place contingency plans which it believes will help to alleviate supplier problems, the activities of third parties are outside the control of the Company so there can be no guarantee that third parties will take the actions necessary to alleviate Year 2000 issues or that factors not currently foreseeable will not have a negative impact on the Company's ability to carry out its contingency plans. In particular, the contingency plans developed by the Company's manufacturing department require that third party suppliers provide additional inventory to the Company by December 27, 1999. This higher level of inventory may involve increased costs to the Company and the risk of write-downs in the value of the inventory if held for a prolonged period of time.

Finally, the Company may not be able to provide or obtain alternate materials or services in all instances. In its contingency plans, the Company has attempted to identify substitute and second source suppliers. For certain areas of the Company, substitute or second source suppliers may not be readily available or, if available, may not be able to quickly supply products or services required.

Risks

If certain internal systems, Company products and third party products are not Year 2000 compliant, the Company could experience a material negative impact on its business, financial position or results of operations and relating to factors that include, among others: diversion of resources by the Company to address and/or remediate Year 2000 issues; disruption of qualification to sell products in certain foreign jurisdictions; litigation expense; service delays to the Company's customers arising from the failure of vendors, manufacturers and service providers to adequately address Year 2000 issues; and increased warranty and other claims by the Company's customers and/or increased product and system repair, replacement, service and maintenance obligations under its existing and future sales, service and maintenance agreements.

The Company currently cannot accurately assess or estimate the possible impact of the foregoing risks and liabilities because: the legal standards for Year 2000 liability presently are uncertain, particularly in foreign jurisdictions; the Company's Year 2000 obligations will depend on, among other things, the varying contractual terms contained in its sales, service and maintenance agreements with respect to the particular customer and the nature of such customer's Year 2000 issue; and there can be no assurance that indemnification or pass-through arrangements relating to the Company's sales, service and maintenance agreements will cover all of the Company's liabilities and costs incurred in potential Year 2000-related claims.

Notwithstanding, the Company believes that the aggregate cost of resolving the foregoing issues, defending any claims that may be asserted and satisfying adverse judgments, if any, could potentially materially and adversely affect the Company's business, financial position or results of operations.

Costs

The Company's efforts to make its internal systems and products Year 2000 compliant have been undertaken largely by using its existing work force. In a few instances, consultants have been engaged. It is expected that the costs for all consultants should not exceed $300,000 in total. The Company has spent approximately $1.3 million to date for Year 2000-related costs and currently expects that the total cost of all Year 2000 efforts will not exceed $2.0 million. These cost estimates do not include the fixed costs involved with employee time spent on Year 2000 matters, nor does it include costs incurred to test products and make those products Year 2000 compliant as those costs were incurred in 1997 and at that time, were not separated out from other product development costs. Finally, the cost estimates provided do not include any potential costs related to customer or other claims or potential amounts related to executing contingency plans, such as costs incurred as a result of an infrastructure or supplier failure. The Company has adequate general funds with which to pay for all expected Year 2000 costs. The Company expects that expenditures for the Year 2000 compliance of internal systems will decline after September 1999.

The foregoing statements are based upon management's best estimates at the present time, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans, third party assurances of Year 2000 compliance and other factors. There can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to: the availability and cost of personnel trained in this area; the ability to locate and correct all relevant computer codes; the nature and amount of programming required to upgrade or replace each of the affected programs; the rate and magnitude of related labor and consulting costs; and the success of the Company's end users and suppliers in addressing the Year 2000 issue. The Company's evaluation is ongoing and it expects that new and different information will become available as the evaluation continues. Consequently, there is no guarantee that all material elements will be Year 2000 ready in time.

QUANTITATIVE AND QUALITATIVE DISCLOSURES

There has been no material change from the information as reported in the Form 10-K and Annual Report for the fiscal year ended March 31, 1999. Refer to this section in the Form 10-K and Annual Report for the fiscal year ended March 31, 1999 for information on the financial instruments.

LIQUIDITY AND CAPITAL RESOURCES

As of June 27, 1999, the Company had cash, cash equivalents and temporary cash investments of $136.9 million as compared to $154.6 million at the end of fiscal 1999.

Cash used for operations was $5.7 million in the first quarter of fiscal 2000 as compared to $3.9 million of cash used for operations in the comparable period of the prior year. The year-over-year net $1.8 million decrease in cash flow was principally due to a large increase in accounts receivable for the first quarter of fiscal 2000 compared to a small increase in accounts receivable in the first quarter of fiscal 1999.

Net cash provided by investing activities in the first quarter of fiscal 2000 consisted primarily of proceeds from the net sale of temporary cash investments in the amount of $13.1 million. Net cash used for investing activities in fiscal 2000 consisted of additions to property and equipment of $1.9 million and additions to software production costs of $.8 million.

Net cash used by financing activities in fiscal 2000 was composed principally of $3.0 million from the repurchase of Common Stock.

As of June 27, 1999, the Company had available on a secured basis a $10.0 million line of credit. Borrowings under this committed borrowing facility are available through May 2000 and bear interest at the bank's base rate (which approximates prime). At June 27, 1999, there were no outstanding borrowings under this facility.

The Company believes that current cash and cash equivalents, temporary cash investments and cash flows from operations will be sufficient to fund operations, purchases of capital equipment and research and development programs currently planned at least through fiscal 2000.

                                     PART II

                                OTHER INFORMATION

Item 5. Other Information

      (a) In addition to the changes in Corporate Officers discussed in Note 7., Subsequent Event, of Notes to Condensed Consolidated Financial Statements on page 8 of this Form 10-Q, the following Officer resignations and appointments occurred during the quarter:

            (1) Effective July 1, 1999, Robert T. Warstler resigned as Senior Vice President, North America.

            (2) Effective July 19, 1999, Mary Ann Moran was appointed General Counsel and Corporate Secretary.

      (b) On July 12, 1999, the Board of Directors of N.E.T. approved an extension to the current Stockholder Rights Plan so that the Plan will now expire on August 24, 2009. In addition, the Board approved certain amendments to the Plan including a repricing of the purchase price of a Right to $80 per Right and the inclusion of a Three Year Independent Director Evaluation provision ("TIDE" provision). The TIDE provision will require that at least every three years, a committee of independent Directors will evaluate whether maintenance of the Rights Plan continues to be in the interest of the stockholders.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Reports on Form 8-K

            No report on Form 8-K was filed by the Company during its fiscal quarter ended June 27, 1999.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NETWORK EQUIPMENT
                                          TECHNOLOGIES, INC.


Dated: August 11, 1999                  /s/ Hubert A.J. Whyte
                                        ----------------------------------------
                                        Hubert A.J. Whyte
                                        President and Chief Executive Officer


                                        /s/ Robert P. Bowe
                                        ----------------------------------------
                                        Robert P. Bowe
                                        Acting Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)