Form 10-Q/A
period 1999-06-27
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 1999-08-12
CIK 752431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-Q/A

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

Customers

The Company has posted on its web site the N.E.T. Products Year 2000 Compliance Program, which provides its customers and resellers with information on the Year 2000 compliance status of N.E.T. products and identifies solutions for achieving network system and application compliance prior to the Year 2000. In addition, in late 1997, the Company mailed the then current Compliance Program Information to the majority of its customers. The Company is currently in the process of determining which direct sale end users and which reseller end users have not yet made their equipment Year 2000 compliant and will shortly be notifying those end users or other resellers accordingly. Substantial portions of the Company's sales are to end users outside of the U.S. These sales are through resellers of the Company's products. Not all direct sale or reseller end users, especially those in locations outside the U.S., have undertaken Year 2000 compliance programs. Regions outside of the U.S. have not been as focused on the system problems associated with the advent of the Year 2000, and customers in these regions have been slower to take the remedial action necessary to become Year 2000 compliant. The inability of the Company's products to handle the transition to the Year 2000 could result in increased customer satisfaction issues, servicing costs, potential lawsuits and other material costs and liabilities.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES

There has been no material change from the information as reported in the Form 10-K and Annual Report for the fiscal year ended March 31, 1999. Refer to the Quantitative and Qualitative Disclosures section in the Form 10-K and Annual Report for the fiscal year ended March 31, 1999 for information on the financial instruments.

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