Form 10-Q
period 1999-09-26
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 1999-11-10
CIK 752431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 1999
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ended __________________________ or

Commission File Number 0-15323

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
             ------------------------------------------------------
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

                                  Yes |X| No|_|

            The number of shares outstanding of the registrant's Common Stock, $.01 par value, on September 26, 1999 was 21,420,812.

================================================================================

This document consists of 23 pages of which this is page 1.

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I.           FINANCIAL INFORMATION

      Item 1.     Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets -
                  September 26, 1999 and March 31, 1999                      3

                  Condensed Consolidated Statements of
                  Operations - Quarter and Six Months ended
                  September 26, 1999 and September 27, 1998                  4

                  Condensed Consolidated Statements of
                  Comprehensive Income (Loss) - Quarter and
                  Six Months ended September 26, 1999 and
                  September 27, 1998                                         5

                  Condensed Consolidated Statements of Cash
                  Flows - Six Months ended September 26,
                  1999 and September 27, 1998                                6

                  Notes to Condensed Consolidated Financial
                  Statements                                                 7

      Item 2.     Management's Discussion and Analysis of
                  Results of Operations and Financial
                  Condition                                                  9

      Item 3.     Quantitative and Qualitative Disclosures
                  About Market Risk                                         21

PART II.          OTHER INFORMATION

      Item 4.     Submission of Matters to a Vote of
                  Security Holders                                          22

      Item 6.     Exhibits and Reports on Form 8-K                          22

SIGNATURES                                                                  23

Item 1.
                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                        Sept. 26,       March 31,
                                                                          1999            1999
                                                                        ---------       ---------
                                                                       (unaudited)
Assets
Current assets:
  Cash and cash equivalents,
    $9,983 restricted as collateral for line of credit at Sept. 26      $  49,469       $  13,720
  Temporary cash investments                                               98,386         140,843
  Accounts receivable,
    net of allowances of $5,066 at Sept. 26 and $3,375 at March 31         53,042          46,381
  Inventories                                                              16,494          19,193
  Deferred income taxes                                                     9,009           5,510
  Prepaid expenses and other assets                                         6,333           6,834
                                                                        ---------       ---------
    Total current assets                                                  232,733         232,481
Property and equipment, net                                                48,569          55,877
Software production costs, net                                              6,022           6,129
Deferred income taxes                                                       9,053           9,053
Other assets                                                                9,188           9,572
                                                                        ---------       ---------
                                                                        $ 305,565       $ 313,112
                                                                        =========       =========

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                      $   7,085       $  11,755
  Accrued liabilities                                                      48,253          43,638
                                                                        ---------       ---------
    Total current liabilities                                              55,338          55,393
7-1/4% convertible subordinated debentures                                 24,706          24,706
Stockholders' equity:
  Preferred stock, $.01 par value
    Authorized:  5,000,000 shares
    Outstanding:  none                                                         --              --
  Common stock, $.01 par value
    Authorized:  50,000,000 shares
    Outstanding:  21,420,812 shares at Sept. 26
      and 21,509,000 shares at March 31                                       214             215
  Additional paid-in capital                                              180,317         180,596
  Treasury stock                                                           (5,736)         (4,853)
  Accumulative other comprehensive income (loss)                             (970)          5,921
  Retained earnings                                                        51,696          51,134
                                                                        ---------       ---------
    Total stockholders' equity                                            225,521         233,013
                                                                        ---------       ---------
                                                                        $ 305,565       $ 313,112
                                                                        =========       =========

See Notes to Condensed Consolidated Financial Statements

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Operations
              (in thousands, except per share amounts - unaudited)

                                                         Quarter Ended               Six Months Ended
                                                    ------------------------      -------------------------
                                                    Sept. 26,      Sept. 27,      Sept. 26,       Sept. 27,
                                                      1999           1998           1999            1998
                                                    ---------      ---------      ---------       ---------
Revenue:
  Product revenue                                   $  36,050      $  46,813      $  69,074       $  92,475
  Service and other revenue                            28,738         28,541         58,269          54,305
                                                    ---------      ---------      ---------       ---------
    Total revenue                                      64,788         75,354        127,343         146,780
                                                    ---------      ---------      ---------       ---------

Cost of sales:
  Cost of product revenue                              14,747         17,265         28,347          35,898
  Cost of service and other revenue                    19,302         18,531         38,623          33,377
                                                    ---------      ---------      ---------       ---------
    Total cost of sales                                34,049         35,796         66,970          69,275
                                                    ---------      ---------      ---------       ---------

Gross margin                                           30,739         39,558         60,373          77,505

Operating expenses:
  Sales and marketing                                  18,208         21,886         37,246          43,494
  Research and development                             11,077         11,099         22,517          21,382
  General and administrative                            3,063          3,573          6,136           6,461
  Restructure costs                                     3,380             --          3,383              --
                                                    ---------      ---------      ---------       ---------
    Total operating expenses                           35,728         36,558         69,282          71,337
                                                    ---------      ---------      ---------       ---------

Income (loss) from operations                          (4,989)         3,000         (8,909)          6,168

Other income (expense):
  Interest income                                       1,697          1,705          3,165           3,365
  Interest expense                                       (475)          (482)          (967)           (990)
  Other                                                  (116)           780          7,461             654
                                                    ---------      ---------      ---------       ---------

Income (loss) before taxes                             (3,883)         5,003            750           9,197

Income tax provision (benefit)                           (970)         1,513            188           2,759
                                                    ---------      ---------      ---------       ---------

Income (loss) before extraordinary gain                (2,913)         3,490            562           6,438

Extraordinary gain on repurchase of debentures             --             39             --              39
                                                    ---------      ---------      ---------       ---------

Net income (loss)                                   $  (2,913)     $   3,529      $     562       $   6,477
                                                    =========      =========      =========       =========

Basic earnings (loss) per share
  Income (loss) before extrardinary item            $   (0.14)     $    0.16      $    0.03       $    0.30
                                                    =========      =========      =========       =========
  Net income (loss)                                 $   (0.14)     $    0.16      $    0.03       $    0.30
                                                    =========      =========      =========       =========

Diluted earnings (loss) per share
  Income (loss) before extrardinary item            $   (0.14)     $    0.16      $    0.03       $    0.29
                                                    =========      =========      =========       =========
  Net income (loss)                                 $   (0.14)     $    0.16      $    0.03       $    0.29
                                                    =========      =========      =========       =========

Shares used in per share calculation
  Basic                                                21,332         21,625         21,359          21,599
                                                    =========      =========      =========       =========
  Diluted                                              21,332         21,952         21,509          22,203
                                                    =========      =========      =========       =========

See Notes to Condensed Consolidated Financial Statements

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
        Condensed Consolidated Statements of Comprehensive Income (Loss)
              (in thousands, except per share amounts - unaudited)

                                                             Quarter Ended            Six Months Ended
                                                        -----------------------     -----------------------
                                                        Sept. 26,     Sept. 27,     Sept. 26,     Sept. 27,
                                                          1999          1998          1999          1998
                                                        ---------     ---------     ---------     ---------
Net income (loss)                                        $(2,913)      $ 3,529       $   562       $ 6,477

Other comprehensive income, net of taxes:
  Cumulative translation adjustment                          240           892            90           176
  Net unrealized gain (loss) on securities,                   24        (3,066)       (6,981)       (1,320)
    net of taxes
  Less: reclassification adjustment for gain (loss)
    included in net income                                    (3)        1,038         7,513         1,040
                                                         -------       -------       -------       -------

Comprehensive income (loss)                              $(2,652)      $ 2,393       $ 1,184       $ 6,373
                                                         =======       =======       =======       =======

See Notes to Condensed Consolidated Financial Statements

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                           (in thousands - unaudited)

                                                                     Six Months Ended
                                                                  -----------------------
                                                                  Sept 26,       Sept 27,
                                                                    1999           1998
                                                                  --------       --------
Cash and cash equivalents at beginning of period                  $ 13,720       $ 59,512

Net cash flows from operating activities:
  Net income                                                           562          6,477
  Adjustments to reconcile net income to cash
    provided by operations:
      Extraordinary gain on repurchase of debentures                    --            (39)
      Depreciation and amortization                                 11,791          9,931
      Restricted stock compensation                                      7            163
      Restructure charge                                             3,318             --
      Loss on disposition of property and equipment                    132             --
      Deferred income taxes                                         (3,499)            --
  Changes in assets and liabilities:
      Accounts receivable                                           (6,640)         8,668
      Inventories                                                    2,698            158
      Prepaid expenses and other assets                                517             80
      Accounts payable                                              (4,676)        (3,480)
      Accrued liabilities                                            1,288         (4,099)
                                                                  --------       --------
        Net cash provided by operations                              5,498         17,859
                                                                  --------       --------

Cash flows from investing activities:
  Purchases of temporary cash investments                          (48,528)       (40,431)
  Proceeds from maturities of temporary cash investments            84,004         49,046
  Purchases of property and equipment                               (3,156)       (22,279)
  Additions to software production costs                            (1,328)        (1,692)
  Other                                                                407            581
                                                                  --------       --------
        Net cash provided by (used for) investing activities        31,399        (14,775)
                                                                  --------       --------

Cash flows from financing activities:
  Sale of common stock                                               1,835          3,857
  Purchase of common stock                                          (3,005)        (5,617)
  Repurchase of convertible subordinated debentures                     --           (565)
                                                                  --------       --------
        Net cash used for financing activities                      (1,170)        (2,325)
                                                                  --------       --------

Effect of exchange rate changes on cash                                 22           (187)
                                                                  --------       --------

        Net increase in cash and cash equivalents                   35,749            572

Cash and cash equivalents at end of period                        $ 49,469       $ 60,084
                                                                  ========       ========

Other cash flow information:
  Cash paid (refunded) for:
    Interest                                                      $    936       $    989
    Income taxes                                                  $ (6,190)      $   (417)
  Non-cash investing activities:
    Net unrealized (loss) on available-for-sale securities        $ (6,981)      $ (1,320)

See Notes to Condensed Consolidated Financial Statements

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements

1.    Basis of Presentation

      The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated.

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position as of September 26, 1999, and the results of operations and cash flows for the quarter and six months ended September 26, 1999 and September 27, 1998. These financial statements should be read in conjunction with the March 31, 1999 audited consolidated financial statements and notes thereto. The results of operations for the six months ended September 26, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2000.

2.    Inventories

      Inventories consist of (in thousands):

                                       September 26,     March 31,
                                           1999            1999
                                         -------         -------
                                       (unaudited)

            Purchased components         $ 1,760         $ 3,728
            Work-in-process               12,084          13,168
            Finished goods                 2,650           2,297
                                         -------         -------
                                         $16,494         $19,193
                                         =======         =======

3.    Earnings Per Share

      Basic earnings per share has been computed based upon the weighted average number of common shares outstanding for the periods presented. For diluted earnings per share, shares used in the per share computation include weighted average common and potentially dilutive shares outstanding. Potentially dilutive shares consist of shares issuable upon the assumed exercise of dilutive stock options and totaled 168,000 and 327,000 for the three months ended September 26, 1999 and September 27, 1998, respectively, and 150,000 and 604,000 for the six months ended September 26, 1999 and September 27, 1998, respectively. Additionally, there were 784,000 shares of Common Stock issuable upon conversion of debentures. These shares, and the related effect of the accrued interest on the debentures, were not included in the calculation of diluted earnings per share for the period ended September 26, 1999, as their inclusion would have been antidilutive.

4.    Comprehensive Income

      Cumulative comprehensive income at September 26, 1999 and March 31, 1999 is comprised of cumulative foreign translation adjustments of ($718,000) and ($808,000), respectively, and cumulative net unrealized gains (losses) on available-for-sale securities of ($252,000) and $6,729,000, respectively.

5.    Restructure Costs

      In the fourth quarter of fiscal 1999, the Company announced plans to restructure along global lines of business to address specific market segments. These actions resulted mainly in a reduction in the number of employees.

      The Consolidated Statements of Operations for fiscal 1999 included a charge of $4.7 million, consisting of $4.6 million for employee severance and other related costs and $0.1 million for office closures. A restructuring provision of $1.6 million remains as of September 26, 1999. The Company will pay $0.6 million during the remainder of fiscal 2000 and $1.0 million in fiscal 2001.

                                 Restructure                        Remaining
                                Liability at     Paid through      Liability at
                               March 31, 1999   Sept. 26, 1999    Sept. 26, 1999
                               --------------   --------------    --------------
            Compensation           $3,540           $2,170            $1,370
            Outplacement              499              375               124
            Office Closures           119               55                64
                                   ------           ------            ------
            Totals                 $4,158           $2,600            $1,558
                                   ------           ------            ------

      In July 1999, the Company announced a reorganization to streamline its organizational structure and to bring expenses in line with projected revenue. Implementation of the reorganization resulted in the Company reducing its work force by approximately 7% worldwide.

      The Consolidated Statements of Operations for the quarter ended September 26, 1999 includes a charge of $3.4 million, consisting of $3.2 million for employee severance and other related costs and $0.2 million for office closures. A restructuring provision of $1.8 million remains as of September 26, 1999. The Company will pay $1.6 million during the remainder of fiscal 2000 and $0.2 million in fiscal 2001.

                               Restructure                          Remaining
                                Liability        Paid through      Liability at
                                 Accrued        Sept. 26, 1999    Sept. 26, 1999
                                 -------        --------------    --------------
            Compensation          $2,943            $1,586            $1,357
            Outplacement             266                39               227
            Office Closures          174                 4               170
                                  ------            ------            ------
            Totals                $3,383            $1,629            $1,754
                                  ------            ------            ------

      While the Company does not project any further expenses related to the restructuring after the second quarter, it cannot be certain that additional expenditures will not be required in the future, nor can the Company assure that the restructuring will have a positive effect long term.

6.    Recently Issued Accounting Standard

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments. Additionally, in June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133 - an amendment of FASB Statement No. 133," which defers the effective date of FASB No. 133 for one year. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows. This statement is effective for the Company beginning April 1, 2002.

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This discussion and analysis should be read in conjunction with Management's Discussion and Analysis in the Company's 1999 Annual Report to Shareholders and
Part I of the Company's Form 10-K for the fiscal year ended March 31, 1999.

Statements made in this Management's Discussion and Analysis or elsewhere in this quarterly report or other communications (including press releases and analyst calls) that are not statements of historical fact are forward-looking statements, including without limitation, those related to the Company's future revenues, gross margins, and other financial and economic targets, trends or goals. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from statements made, including those discussed in the Company's Annual Report to Stockholders for the fiscal year ended March 31, 1999, and below in this Management's Discussion and Analysis. The Company does not undertake an obligation to update its forward-looking statements or risk factors to reflect future events or circumstances.

RESULTS OF OPERATIONS

The following table depicts selected data derived from the Company's Consolidated Statements of Operations expressed as a percentage of revenue for the periods presented:

------------------------------------------------------------------------------------------
                                               Quarter Ended          Six Months Ended
                                               -------------          ----------------
                                           Sept. 26,    Sept. 27,   Sept. 26,    Sept. 27,
Percent of Revenue                           1999         1998        1999         1998
------------------------------------------------------------------------------------------
Product revenue                               55.6         62.1        54.2         63.0
Service and other revenue                     44.4         37.9        45.8         37.0
                                            ------       ------      ------       ------
  Total revenue                              100.0        100.0       100.0        100.0
                                            ------       ------      ------       ------

Product gross margin                          59.1         63.1        59.0         61.2
Service and other revenue gross margin        32.8         35.1        33.7         38.5
                                            ------       ------      ------       ------
  Total gross margin                          47.4         52.5        47.4         52.8
                                            ------       ------      ------       ------

Sales and marketing                           28.1         29.0        29.2         29.6
Research and development                      17.1         14.7        17.7         14.6
General and administrative                     4.7          4.7         4.8          4.4
Reorganization expense                         5.2          0.0         2.7          0.0
                                            ------       ------      ------       ------
  Total operating expenses                    55.1         48.5        54.4         48.6
                                            ------       ------      ------       ------

Income (loss) from operations                 (7.7)         4.0        (7.0)         4.2
                                            ------       ------      ------       ------

Net income (loss)                             (5.0)         4.7         0.4          4.4
                                            ======       ======      ======       ======
------------------------------------------------------------------------------------------

Revenue

Total revenue for the second quarter of fiscal 2000 decreased 14.0% from the second quarter of fiscal 1999, and decreased 13.2% on a year-to-date basis from the comparable period of the prior year. Similarly, product revenue for the second quarter of fiscal 2000 decreased 23.0%, or $10.8 million, and decreased on a year-to-date basis 25.3%, or $23.4 million, from the comparable period of the prior year. A decrease in sales through the North America channel and the Europe/Middle East channel as compared to the prior year negatively impacted both the quarter and year-to-date periods. The decrease in product sales in the North America channel was the result of lower sales to service providers, principally the Emerging

Service Providers and the Global Network Service Providers. The primary reason for the decrease is personnel turnover including some members of management in the sales organization. The Company is in the process of hiring new sales personnel and increasing the focus by management to rebuild the North America sales team. The decrease in product sales in the Europe/Middle East channel resulted from lower sales to distributors and enterprise customers in the European market. Partially offsetting this decline was an increase in product sales through the U.S. Federal and the Asia Pacific/Latin America channels for both periods. The increase in product sales to the U.S. Federal channel resulted from higher sales of Promina upgrades for the U.S. government networks. The increase in product sales to the Asia Pacific/Latin America channel resulted from higher sales of Promina upgrades for customer networks in China.

Service and other revenue for the second quarter and first six months of fiscal 2000 increased $0.2 million and $4.0 million, respectively, from the comparable periods of fiscal 1999. Service revenue for the second quarter and first six months of fiscal 2000 decreased $1.6 million and $2.4 million, respectively, from the comparable periods of fiscal 1999. The decrease in service revenue is principally the result of delayed or cancelled service contract renewals. The Company is in the process of developing and marketing new service solutions to better fit customer needs and thereby generate additional service revenue. Other revenue for the second quarter and first six months of fiscal 2000 increased $1.8 million and $6.4 million, respectively, from the comparable periods of fiscal 1999. The increase in other revenue was due to an increase in systems integration services in support of product sales to the U.S. government.

Gross Margin

Total gross margin as a percentage of total revenue decreased to 47.4% for both the second quarter and first six months of fiscal 2000 from 52.5% and 52.8%, respectively, from the comparable periods of fiscal 1999. The decrease is primarily a result of lower product revenue as a percent of total revenue for the second quarter and first six months of fiscal 2000 from the comparable periods of fiscal 1999. Product margins decreased to 59.1% and 59.0%, respectively, for the second quarter and first six months of fiscal 2000 from 63.1% and 61.2% in the comparable periods of the prior year. The quarter-over-quarter and year-over-year decrease resulted primarily from unfavorable manufacturing variances that resulted from lower product volumes.

Service and other gross margin decreased to 32.8% and 33.7%, respectively, for the second quarter and first six months of fiscal 2000 from 35.1% and 38.5% in the comparable periods of fiscal 1999. The gross margins were negatively impacted in the second quarter and first six months of fiscal 2000 by an increase in other revenue, which has lower margins. Service gross margin for the second quarter of fiscal 2000 increased to 44.1% from 43.8% in the second quarter of fiscal 1999. The increase in the second quarter of fiscal 2000 resulted from lower expenses when compared to the second quarter of fiscal 1999. Service gross margin for the first six months of fiscal 2000 decreased to 44.4% from 47.4% in the second quarter of fiscal 1999. The decrease is a result of lower revenue and similar expenses.

Management expects product and service and other revenue gross margins for the balance of fiscal 2000 to remain fairly comparable to gross margins experienced in the first two quarters of fiscal 2000.

Operating Expenses

Operating expenses in the second quarter and first six months of fiscal 2000 decreased $0.8 million and $2.1 million, respectively, from the comparable periods of fiscal 1999, and increased as a percentage of total revenue to 55.1% from 48.5% quarter-over-quarter and 54.4% from 48.6% year-over-year. In the second quarter of fiscal 2000, the Company completed a restructuring that resulted in a restructure charge of $3.4 million in the quarter. Excluding the restructure expense of $3.4 million in the second quarter of fiscal 2000, operating expenses in the second quarter and first six months in fiscal 2000 decreased $4.2 million and $5.4 million, respectively, from the comparable periods of fiscal 1999. In addition to the restructure charge of $3.4 million in the second quarter of fiscal 2000, the Company incurred a restructure charge of $4.7 million in the fourth quarter of fiscal 1999. Both restructure charges included reductions in work force, which contributed to lower operating costs as a percentage of total revenue. Excluding the restructure expense in the second quarter of fiscal 2000, operating expenses as a percentage of total revenue increased to 49.9% from 48.5% quarter-over-quarter and 51.7% from 48.6% year-over-year. Operating expense percentages increased in the second quarter and first six months of fiscal 2000 as a result of lower revenue when compared to both prior periods. Management expects operating costs in fiscal 2000 to be lower in quarter-over-quarter and year-over-year comparisons to fiscal 1999.

Sales and marketing expense decreased $3.7 million and $6.2 million in the second quarter and first six months of fiscal 2000, respectively, from the comparable periods of fiscal 1999. This expense decreased as a percentage of total revenue to 28.1% from 29.0% quarter-over-quarter and to 29.2% from 29.6% year-over-year. The decrease in spending quarter-over-quarter and year-over-year is a result of lower headcount and lower sales expenses based on lower product revenues. Management expects sales and marketing spending to remain constant or increase slightly during the remainder of fiscal 2000, while decreasing as a percentage of revenue.

Research and development expense in the second quarter of fiscal 2000 remained constant at $11.1 million when compared to the second quarter of fiscal 1999 and increased to $22.5 million from $21.4 million in year-over-year comparison. The expense increased as a percentage of total revenue to 17.1% from 14.7% quarter-over-quarter and to 17.7% from 14.6% year-over-year. The increase in research and development spending as a percentage of total revenue is principally the result of lower revenue. Management expects research and development spending to be lower in quarter-over-quarter and year-over-year comparisons to fiscal 1999.

General and administrative expense decreased $0.5 million and $0.3 million in the second quarter and first six months of fiscal 2000, respectively, from the comparable periods of fiscal 1999, and remained fairly constant as a percentage of total revenue. Management expects general and administrative expense to remain at current levels for the balance of fiscal 2000.

Non-Operating Items

Interest income, primarily related to cash investments, for the second quarter of fiscal 2000 remained fairly constant at $1.7 million and decreased on a year-to-date basis by $0.2 million from the comparable period of fiscal 1999.

Interest expense, primarily related to the 7-1/4% convertible subordinated debentures, for the second quarter and first six months of fiscal 2000 remained constant with the comparable periods of the prior year.

Other income in the first six months of fiscal 2000 includes a gain of $7.5 million in the first quarter from the Company's sale of all its equity securities held in a publicly traded company.

The second quarter of fiscal 2000 included a benefit for income tax of $1.0 million, and for the first six months of fiscal 2000, a net tax expense of $0.2 million at an effective tax rate of 25% comparable to a tax expense of $1.5 million and $2.8 million, respectively, in the comparable periods from the prior year at a tax rate of 30%. The lower effective tax rate in fiscal 2000 is primarily attributable to an increase in recognizable tax credits, the impact of tax exempt interest income, and the tax benefits associated with the Company's Foreign Sales Corporation.

LIQUIDITY AND CAPITAL RESOURCES

As of September 26, 1999, the Company had cash, cash equivalents and temporary cash investments of $147.9 million, as compared to $154.6 million as of March 31, 1999. Cash provided by operations was $5.5 million during the first six months of fiscal 2000, which was a $12.4 million decrease from the cash provided by operations from the comparable period of the prior year. This decrease resulted from an increase in accounts receivable and a reduction in net income. Partially offsetting this decline was a federal income tax refund of $6.2 million.

Net cash provided by investing activities of $31.4 million for the first six months of fiscal 2000 consisted primarily of the proceeds from maturities on temporary cash investments amounting to $84.0 million, partially offset by purchases of temporary cash investments amounting to $48.5 million. During the first six months of fiscal 2000, the Company was transitioning its investments from tax exempt securities into taxable securities.

Net cash used for financing activities of $1.2 million for the first six months of fiscal 2000 pertains to the repurchase of the Company's Common Stock of $3.0 million partially offset by $1.8 million received from the issuance of Common Stock relating to the employee stock benefit plans.

As of September 26, 1999, the Company had available a secured $10.0 million line of credit. The Company has identified $10.0 million as restricted cash on the balance sheet as of September 26, 1999. Borrowings under this committed facility are available through May 2000 and would bear interest at the bank's base rate (which approximates prime). At September 26, 1999, there were no outstanding borrowings under this facility.

The Company has in place a share repurchase program. Since the beginning of the quarter through November 6, 1999, the Company has repurchased approximately 76,800 common shares at an average price of $10.02 per common share. The Company intends to continue its share repurchase program for the remainder of fiscal 2000 and from time to time will reenter the market to repurchase shares.

The Company believes that current cash and cash equivalents, temporary cash investments and cash flows from operations will be sufficient to fund operations, purchases of capital equipment, research and development programs, and repurchase shares of stock currently planned at least through fiscal 2000.

BUSINESS ENVIRONMENT AND RISK FACTORS

All statements in this Form 10-Q that are not historical are forward-looking statements that involve risks and uncertainties including, but not limited to, the risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission. Actual results may differ materially from those projected.

Sales

Historically, the majority of the Company's revenue in each quarter has resulted from orders received and shipped in that quarter. In addition, the Company's backlog at the beginning of a quarter is generally insufficient to achieve expected net sales for the quarter. Because of ordering patterns and potential delivery schedule changes, the Company does not believe that backlog is necessarily indicative of future revenue levels. For the first and second quarters of fiscal year 2000, the Company has been operating without significant backlog and has been scheduling production and certain expenses based more upon forecasts of sales, which are difficult to predict. Forecasting sales during a quarter is difficult in part because a large portion of the Company's orders historically have been received and filled in the last month of the quarter. This ordering pattern creates a significant risk of excessive or inadequate inventory if orders do not match forecast. Furthermore, if large orders do not close when forecasted or if near-term demand weakens for the products the Company has available to ship, the Company's operating results for that or subsequent quarters would be adversely affected.

Sales of networking products fluctuate based upon a number of factors such as capital spending levels and general economic and market conditions. Future declines in networking product sales as a result of general economic and marketing conditions or for other reasons could have a materially adverse affect on the Company's business, financial position or results of operations. In particular, the advent of the Year 2000 may cause a decline in customer purchases during the Company's third, and possibly fourth, fiscal quarter. See Year 2000 discussion below in this Business Environment and Risk Factors section. Additionally, international sales will continue to account for a significant portion of the Company's sales in future periods. International sales tend to have risks that are difficult to foresee and plan for including political and economic instability, regulatory changes, currency exchange rates, tax rates and structures, and collection of accounts receivable. In the recent past, events outside North America, especially in Asia and Latin America, have adversely impacted the Company's results of operations. Although there has been improvement in sales from Asia, future unforeseen events in various areas of the globe may continue to have an adverse impact on the Company. The Company has limited visibility into factors that could influence its revenue, mix of product orders and other revenue sources and margins, particularly in international markets that are served primarily by non-exclusive resellers.

The Company has been focusing some of its selling efforts on the emerging global carrier market including third party leasing programs targeted at this market. Because companies operating in this market typically do not have either long operating histories or significant capitalization, financing assistance is often required to consummate the transaction. In addition to its loss sharing agreement with BankBoston, the Company entered into a loss sharing agreement with one of its resellers whereby the Company will share in a percentage of any loss arising from a customer's failure to pay the reseller for N.E.T. equipment. Should a significant number of customers in any loss sharing pool or should one large customer default, the Company could be significantly impacted both as to revenue and expense. The Company has increased its reserves to reduce the potential risk associated with these transactions.

Further, a significant portion of the Company's revenue comes from contracts with the U.S. government, most of which do not include purchase commitments. Orders from the U.S. government or from other customers may not continue at historical levels, and it is possible that the Company will not be able to obtain orders from new customers to make up any shortfall. Should U.S. government orders substantially decline, Company revenues could be materially adversely impacted.

Competition

All markets for the Company's products are very competitive and dynamic. The Company competes directly both internationally and domestically with a number of different companies. Many of these companies have greater financial, marketing and technical resources and offer a wider range of networking products than the Company. They are often able to devote greater resources to the development, marketing and sale of their products. Further, some of these competitors have large market capitalizations or significant cash reserves that make them better able to acquire other companies with technology and/or products that are competitive with the Company. By these acquisitions, a competitor could obtain a strategic advantage that may adversely affect the Company's business, financial position or results of operations.

In addition, the Company has distribution, resale, product and technology relationships with a number of significant customers, resellers and other entities that are considered by the Company to be strategic. In particular, sales outside the U.S. occur primarily through reseller channels. Most of the Company's competitors have similar relationships including relationships with distributors and resellers who also distribute and resell the Company's products. Changes in the Company's relationships with its distributors or resellers or changes in similar relationships among competitors or between competitors and the Company's distributors or resellers could have a material impact on competitive and other factors described above, including the Company's business, financial position or results of operations.

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

The Company plans to continue to improve its current circuit based products while developing and introducing new products for the broadband market. In either enhancing its current circuit based products or in the development and introduction of its broadband products, the Company may not be able to successfully develop and market new or enhanced products, and the Company cannot say for certain that customers will accept new, enhanced and existing products and services in quantities and at prices and margins that are consistent with the Company's expectations. Further, the Company may not be able to respond effectively to technological changes or new product announcements by competitors. If the Company is not able to introduce its broadband products in a timely manner, competitors may gain market advantage making it difficult for the Company to achieve market acceptance of its broadband products.

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

The Company has received notice from both IBM and Lucent Technologies of the possible infringement by certain of the Company's products of certain IBM and Lucent patents. The Company is in discussions with both IBM and Lucent and is investigating the validity of these claims. Depending upon the outcome of these investigations, the Company is prepared to either vigorously defend itself or enter into a licensing agreement with IBM or Lucent on commercially reasonable terms. There is no guarantee, however, that the Company will be able to negotiate licensing agreements on commercially reasonable terms or that litigation would not have an adverse affect on the Company's business, financial position or results of operations.

Personnel

The Company's success depends in part on its ability to attract and retain executive officers, senior managers and other employees necessary to support planned revenue goals, such as engineering and sales. One of two vacant senior management positions, the Vice President of Product Development, has recently been filled by an internal candidate. The search for a Chief Financial Officer, the other open senior management position, is ongoing. The market for engineers and sales personnel is extremely competitive. The failure of the Company to attract, hire and retain executive officers, senior managers and other key engineering and sales personnel or the failure of new management, if hired, to execute Company strategy could have a material adverse affect on the Company's business, financial position or results of operations.

Third Party Suppliers

The Company's products include components, assemblies and subassemblies that are currently available from single sources and, in some cases, are in short supplies. The unavailability of certain components from current suppliers could result in delayed availability of certain products, thereby adversely affecting the Company's business. Testing and manufacturing of products designed by N.E.T. have generally been outsourced to third parties. Final test and assembly is generally performed at the Company's Fremont,

California, facility. Pursuant to several types of agreements, the Company also resells products designed or manufactured by third parties, and the Company relies to a significant degree on such third parties for order fulfillment, quality control and support of their products. Such products are generally sold or licensed by the Company at gross margins that are lower than products designed and manufactured by the Company. Limited availability of products designed or manufactured by third parties, price increases for such products, or business interruptions in their manufacture could adversely impact revenue, gross margin or earnings from such third party products.

Facilities

In April 1998, the Company moved its corporate headquarters to Fremont, California. The Company has since discovered problems with what appears to be ground water infiltration of the buildings and has begun discussion with the Lessor under the building lease and the Company's commercial insurance carrier regarding a remedy. To date, the Company has incurred expenses for attorneys and required experts to evaluate the extent of the problem. The Company's failure to obtain a satisfactory remedy for the problem could interrupt the Company's operations to an extent where it could adversely impact revenue, financial position or results of operations or could otherwise adversely affect the Company's operations, revenue, or financial position.

Restructuring

In July 1999, the Company announced a restructuring to streamline its organizational structure and to bring expenses in line with projected revenues. The streamlining reduced the structure of the Company to five functional areas:
Marketing, Sales and Service, Product Development, Operations and Finance. The Vice Presidents of Marketing, Product Development, and Operations, the Senior Vice President of Sales and Service and the Chief Financial Officer will all report to the President and CEO along with the Company's General Counsel. In addition, the Sales and Service organization will be divided geographically between the Americas (North and South) and International. Implementation of the reorganization included reductions at all levels of the Company and in all functional areas, other than Marketing and field Sales. In particular, the Company reduced its work force by approximately 7% worldwide. Expenses related to the restructuring have been recognized in the second quarter of the current fiscal year. See Note 5 to the Notes to Condensed Consolidated Financial Statements.

While the intent of the restructuring is to increase efficiency by simplifying the organizational structure and to bring expenses in line with revenue, there is no guarantee that the sought after efficiency will result, that expenses will be reduced sufficiently to return the Company to profitability, or that the restructuring will have a positive long term effect.

YEAR 2000

THIS STATEMENT IS INTENDED AS A YEAR 2000 READINESS DISCLOSURE.

Introduction

The Year 2000 computer issue creates risks for all companies, particularly those heavily dependent on or producing information technology ("IT") products such as the Company. Management believes that the risk for the Company exists in four principal areas: potential warranty or other claims from the Company's customers related to its products or services; the potential failure of systems used by the Company to run its business; the potential failure of systems used by the Company's suppliers; and reduced spending by other companies on networking solutions as a result of significant information systems spending on Year 2000 remediation and the lock down of customer networks in preparation for the Year 2000.

In recognition of this risk, in early 1997, the Company established a Year 2000 compliance team to identify and attempt to minimize the effect of Year 2000 issues on the Company. The compliance team is continuing the process of assessing the potential impact of the advent of the Year 2000 on the Company's products, customers, suppliers and internal systems, both IT and non-IT. The Company has completed the majority of this evaluation. The Company cannot predict the ultimate outcome of its Year 2000 compliance program. If the Company is not successful in identifying and remediating Year 2000 problems relating to its internal systems, or if suppliers or customers material to the Company experience Year 2000 failures, or if customers temporarily halt the purchase of networking equipment until after January 2000, the Company's business, financial position or results of operations may be materially adversely affected.

Products and Services

The Company has completed an evaluation of all its current product offerings to determine Year 2000 compliance. The majority of the products sold currently by the Company are Year 2000 compliant. A few products were sold during fiscal year 1999 that were not compliant; however, these products were not a major source of Company revenue, and the Company is currently selling no such products. Non-compliant products are identified in the N.E.T. Products Year 2000 Compliance Program posted on the Company's web site (www.net.com). There are certain non-Year 2000 compliant products installed in customer networks that the Company no longer sells. While the Company has a migration path for many of these products that allows customers to become Year 2000 compliant, customers may choose not to take advantage of the available migration path.

In addition to its own manufactured product lines, the Company has also resold a number of products manufactured by third parties. Some of those products have carried the Company's label and have been sold as the Company's product and warranted by the Company's standard product warranty. The Company is relying primarily on the written assurances of the private label manufacturers as to the Year 2000 compliance of these products, as the Company cannot independently assess this compliance for these products. For products resold by the Company but which carry the original equipment manufacturer's label ("OEM products"), the Company has passed on to the customer the manufacturer's warranty rather than the Company's warranty. Although many OEM products have no Year 2000 problems as they lack a clocking device which would be affected by the advent of the Year 2000, other OEM products contain components vulnerable to the Year 2000. The Company has substantially completed its assessment of the Year 2000 compliance of these OEM products and where possible, has obtained certification of the Year 2000 compliance of its OEM products, either in a writing from the manufacturer, or from the manufacturer's web site. Notwithstanding the Company's efforts to seek appropriate protection, there can be no guarantee that any protection obtained to date will be sufficient to fully protect the Company should Year 2000-related problems arise. In addition, since the Company is not able to control the Year 2000 compliance of any OEM products, the Company may face Year 2000 claims should these products fail.

In addition to the sale of products, the Company also sells post-sale maintenance services to end users buying products directly from the Company and to its resellers of product (collectively "customers"). The Company generally does not provide post-sale maintenance services to customers who purchase products through resellers ("reseller end users"). The standard written maintenance agreements in effect since 1992 require the Company to make reasonable efforts to resolve software errors; however, such standard written maintenance contracts do not otherwise provide that the Company is to provide the software or hardware necessary to make the customer's system Year 2000 compliant. Certain older maintenance agreements, however, primarily those entered into prior to 1992, have broader product support provisions. While the Company does not believe that these provisions require it to make a customer's network Year 2000 compliant, it is possible that customers will disagree with the Company's analysis of these provisions and assert claims against the Company.

Customers

The Company has posted on its web site the N.E.T. Products Year 2000 Compliance Program, which provides its customers and resellers with information on the Year 2000 compliance status of N.E.T. products and identifies solutions for achieving network system and application compliance prior to the Year 2000. In late 1997, the Company mailed the then current Compliance Program Information to the majority of its customers. In addition, in the just completed fiscal quarter, the Company used information available to it to identify those direct sale end users and reseller end users that it reasonably believed had not yet made their equipment Year 2000 compliant and sent a notice informing them accordingly. Despite all its efforts, however, the Company cannot guarantee that customers who have been notified of their need to become Year 2000 compliant will take the necessary compliance actions. Substantial portions of the Company's sales are to end users outside of the U.S., primarily through resellers of the Company's products. As a result, the Company may not have been able to identify each and every resale end user. Not all direct sale or reseller end users, especially those in locations outside the U.S., have undertaken Year 2000 compliance programs. Regions outside of the U.S. have not been as focused on the system problems associated with the advent of the Year 2000, and customers in these regions have been slower to take the remedial action necessary to become Year 2000 compliant. The inability of the Company's products to handle the transition to the Year 2000 could result in increased customer satisfaction issues, servicing costs, potential lawsuits and other material costs and liabilities.

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

Year 2000-related litigation of which the Company is presently aware, indicates that direct sale and reseller end users who have not upgraded their installed products to become Year 2000 compliant may assert warranty, contract, tort, and/or statutory claims against the Company as a way to recover any damages suffered as a result of the customer's failure to become Year 2000 compliant. Resellers may assert similar claims, as well as claims for indemnity, against the Company if the reseller has such claims made against it by the reseller's end users. Since early 1998, the Company's product warranty has limited the warranty provided for Year 2000-related problems. As the Company's product warranty runs for one year, the Company does not at this time foresee significant exposure in the U.S. from product warranty claims involving Year 2000 compliance. The Company cannot, however, predict with any accuracy how legislative action or judicial decisions may impact the warranty requirements placed upon the Company or a customer's ability to successfully prosecute a Year 2000 claim against the Company should one be asserted. The Company believes that the recently passed federal legislation, the Y2K Act, may be of some assistance in reducing, or at least deferring, Year 2000 litigation that otherwise might be asserted against the Company. The Act will not, however, prevent such litigation from being filed if the customer follows the procedures specified in the Act and no resolution of the problem is achieved. Similarly, if claims were to be asserted in countries outside the U.S., it would be difficult to predict actions or rulings outside the U.S. where legal responsibilities and judicial proceedings are not as well defined and, were unfavorable rulings to occur, there could be a material adverse affect on the Company's business, financial position or results of operations.

The Company has been informed that some customers may be engaging in a self-help solution to become Year 2000 compliant by turning back the internal clock in their network equipment to a year whose sequence of dates is the same as that of calendar year 2000. The impact to customer networks from this self-help solution is unknown. Depending on whether the self-help solution is successful, the Company could face increased liability to either customers whose networks fail due to their decision to turn the clock back, or to customers who purchase Year 2000 compliant systems from N.E.T. but who allege they could have become compliant through turning back the clock. The Company itself has not encouraged this self-help solution, but is aware of certain resellers who may have done so with at least some of their resale customers. The Company is working with those resellers to encourage their resale customers to utilize the Company's preferred Year 2000 compliance solutions, as described on the Company's web site.

The Company's revenue may be adversely impacted if current and prospective customers devote a substantial portion of their information systems spending to evaluation and remediation of Year 2000 issues that could divert money away from spending on networking solutions. This diversion could have a material adverse impact on the Company's future sales volume. In addition, a number of companies in the U.S. and elsewhere have indicated that they will lock down their networks in preparation for January 1, 2000 and will not be purchasing new networking equipment in the last calendar quarter of 1999 and possibly into the first calendar quarter of 2000. Should the Company's customers decide to lock down their networks or should they decide not to purchase networking equipment until after January 2000, these decisions could have a material adverse affect on sales volume and consequently on revenue for the Company's third and fourth quarters of fiscal year 2000.

Internal Systems

The Year 2000 compliance team has been and is evaluating Year 2000 issues related to the Company's internal systems, both IT systems and non-IT systems, upon which the Company relies in conducting its business, including financial systems, manufacturing applications, customer service and support, desktop applications and infrastructure such as networks, telecommunications products, banking and financial services, service providers and security systems. The Year 2000 compliance team has finished substantially all of its work in evaluating and upgrading the Company's internal systems. As the Company's Year 2000 compliance team continues its work, it may discover new or additional Year 2000 problems, it may be notified by its suppliers of additional Year 2000 problems for systems previously believed to be Year 2000 compliant, it may not be able to develop and implement remediation or contingency plans, or it may find that the costs of these activities exceed current expectations and become material.

Mission-Critical Systems

The Company has identified and tested its mission-critical systems to identify Year 2000 problems, if any, and has developed plans to remediate, to the extent possible, any identified Year 2000 problems. Mission-critical systems have been categorized according to the level of impact a failure would have upon the Company, i.e., "catastrophic" (causing a shutdown of all or a part of the business) or "business interrupting" (interrupting system functioning but not causing an actual shutdown). Testing of all mission-critical systems was substantially completed by September 30, 1999. The Company has in place contingency plans to deal with the most likely impact of the Year 2000 on the Company's mission-critical systems and is in the process of implementing these plans. Despite the implementation of any contingency plan, the inability to remedy a Year 2000 problem and the consequent failure of any internal systems could cause a material disruption in the Company's operation.

The majority of the Company's mission-critical systems in all categories are compliant with requirements to continue functioning after the advent of the Year 2000. Wherever possible, all systems, both mission-critical and non-mission-critical, are currently Year 2000 compliant although adjustments and upgrades continue to be required as new problems are uncovered and identified by the Company or its suppliers.

Third Party Suppliers for Internal Systems

The Company has historically worked with its suppliers to ensure their ability to meet Company demands. The Company is in the process of reviewing its mission-critical third party suppliers to determine the suppliers' Year 2000 compliance as it impacts the services and products supplied to the Company. The Company has surveyed the Year 2000 readiness of the majority of its mission-critical suppliers. The third party supplier reviews to date have not uncovered any material Year 2000 problems although many suppliers are currently still in the process of evaluating their internal systems for Year 2000 compliance and implementing any required contingency plans. The Company has also evaluated the Year 2000 compliance of products supplied for mission-critical systems and has upgraded such products to be Year 2000 compliant in line with the recommendations made by the supplier. For mission-critical suppliers, the Company has developed contingency plans to ensure to the extent possible that any potential business interruption caused by Year 2000 problems are mitigated. The costs of implementing these contingency plans are still being evaluated, and these costs may have an adverse affect on the Company's business, financial position or results of operations. Third party supplier Year 2000 failures remain a possibility and could have an adverse impact on the Company's business, financial position or results of operations.

Worst-Case Scenario and Contingency Plans

The Company believes that the most reasonably likely worst-case scenario would involve problems with services and systems supplied by third parties such as electricity, water, telecommunications, transportation channels and mission-critical suppliers, rather than from the failure of the Company's internal systems. The Company has a limited ability to assess and control the failure of third parties, especially those third parties supplying infrastructure services to a large geographic area such as electric and telecommunications companies. The Company has developed contingency plans to deal with the failure of the infrastructure suppliers to the extent reasonable. Any contingency plan, however, will be limited by the Company's ability to provide infrastructure services normally provided on a large geographic basis.

Outside the Company's headquarters facility, Company offices support sales and service functions. A worst-case scenario involving system-wide failures of telecommunications services to locations outside the U.S. would impact the Company's ability to engage in sales activities and to provide post-sale support services to customers outside the U.S. The Company has developed contingency plans to deal with the worldwide full or partial loss of telecommunications services. Should the Company lose telecommunications services worldwide for any extended period of time, or should alternate communications systems not be available, the Company may be unable to communicate with worldwide locations. This could result in an inability to process customer orders and/or manufacture and ship products which could materially impact the Company's results of operations. In addition, the Company's ability to provide maintenance support to customers with Year 2000 network problems could be seriously limited as post-sale support relies on telephone calls or e-mail messages to and from the Company's Technical Assistance Centers.

The Company is planning for increased calls to its Technical Assistance Centers due to anxiety on the part of its customer base as the Year 2000 approaches. Staffing will be maximized at both the Company's Ashburn, Virginia and Crawley, England Technical Assistance Centers for the period running from the end of December 1999 through the beginning of January 2000 to handle any increase in call traffic. The Company has been informing its maintenance customers as to its plans for maintenance support during the Year 2000 changeover.

In addition to infrastructure suppliers, the Company could face a worst-case scenario involving third party suppliers of mission-critical services or systems who are forced to shut down either partially or completely due to Year 2000-related system failures. While the Company has surveyed its mission-critical third party suppliers to ensure that they are addressing Year 2000 issues and have put into place contingency plans which it believes will help to alleviate supplier problems, the activities of third parties are outside the control of the Company so there can be no guarantee that third parties will take the actions necessary to alleviate Year 2000 issues or that factors not currently foreseeable will not have a negative impact on the Company's ability to carry out its contingency plans. In particular, the contingency plans developed by the Company's manufacturing department require that third party suppliers provide additional inventory to the Company by December 27, 1999. This higher level of inventory may involve increased costs to the Company and the risk of write-downs in the value of the inventory if held for a prolonged period of time.

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

The foregoing statements are based upon management's best estimates at the present time, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans, third party assurances of Year 2000 compliance and other factors. There can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area; the ability to locate and correct all relevant computer codes; the nature and amount of programming required to upgrade or replace each of the affected programs; the rate and magnitude of related labor and consulting costs; and the success of the Company's end users and suppliers in addressing the Year 2000 issue. The Company's evaluation is ongoing and it expects that new and different information will become available as the evaluation continues. Consequently, there is no guarantee that all material elements will be Year 2000 ready in time.

Item 3.
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

There has been no material change, except as described below, from the information as reported in the Form 10-K and Annual Report for the fiscal year ended March 31, 1999. Refer to the Quantitative and Qualitative Disclosures
section in the Form 10-K and Annual Report for the fiscal year ended March 31, 1999 for information on the financial instruments.

The Company has sold its holdings in the publicly traded investment as disclosed in its 1999 Annual Report.

                                     PART II

                                OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

            On August 10, 1999, the Company held its Annual Meeting of Stockholders. At this meeting, the stockholders voted to elect James
            K. Dutton and George M. Scalise as directors. James K. Dutton received 17,299,371 votes in favor and 549,026 votes withheld, and George M. Scalise received 17,596,767 votes in favor and 251,630 votes withheld. Continuing as directors are Dixon R. Doll, Walter J. Gill, Hubert A.J. Whyte and Hans A. Wolf. At the meeting, the stockholders also voted: 1) to increase the number of shares available in the 1998 Employee Stock Purchase Plan by 1,000,000 as follows: 12,625,286 votes in favor, 4,997,819 votes against, and 225,292 votes abstaining; 2) to increase the number of share options available for issuance to any one Officer employee in any one calendar year from 350,000 to 600,000 under the Company's 1993 Stock Option Plan as follows: 10,570,509 votes in favor, 5,630,041 votes against, and 1,647,847 votes abstaining; 3) to approve the amendment to the Automatic Option Grant Program in the Company's 1993 Stock Option Plan so that option grants to non-employee Directors will vest immediately upon the option grant date and will then be exercisable ratably over the three year period following the option grant date as follows: 10,956,243 votes in favor, 6,646,143 votes against, and 246,011 votes abstaining; and 4) to ratify the appointment of Deloitte & Touche LLP as independent public accountants of the Company for the fiscal year ending March 31, 2000 as follows: 17,753,348 votes in favor, 70,874 votes against, and 24,175 votes abstaining.

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Reports on Form 8-K

                  On July 23, 1999, the Company filed a report on Form 8-K reporting as an Other Event the reorganization of the Company and its streamlined organizational structure.

            (b)   Reports on Form 8-K

                  On September 15, 1999, the Company filed a report on Form 8-K reporting as an Other Event the extension of the Company's Stockholder Rights Plan.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NETWORK EQUIPMENT
                                          TECHNOLOGIES, INC.


Dated: November 10, 1999                /s/ Hubert A.J. Whyte
                                        ----------------------------------------
                                        Hubert A.J. Whyte
                                        President and Chief Executive Officer


                                        /s/ Robert P. Bowe
                                        ----------------------------------------
                                        Robert P. Bowe
                                        Acting Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)