Form 10-Q
period 1999-12-26
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2000-02-09
CIK 752431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 1999
                               -----------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended _________________ or

Commission File Number 0-15323

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                             94-2904044
----------------------------                              ---------------------
(State or other jurisdiction                                 (I.R.S. Employer
   of incorporation or                                    Identification Number)
      organization)

                            6500 Paseo Padre Parkway
                                Fremont, CA 94555
                                 (510) 713-7300
                                 --------------
               (Address, including zip code, and telephone number
                      including area code, of registrant's
                          principal executive offices)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             Yes |X|    No |_|

      The number of shares outstanding of the registrant's Common Stock, $.01 par value, on December 26, 1999 was 21,442,266.

================================================================================

This document consists of 26 pages of which this is page 1.

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.

                                      INDEX

                                                                             Page
                                                                            Number
                                                                            ------
PART I.    FINANCIAL INFORMATION

   Item 1. Consolidated Financial Statements

           Condensed Consolidated Balance Sheets -
           December 26, 1999 and March 31, 1999                                3

           Condensed Consolidated Statements of Operations - Quarter and
           Nine months ended December 26, 1999 and December 27, 1998           4

           Condensed Consolidated Statements of Comprehensive Income (Loss)
           - Quarter and Nine months ended December 26, 1999 and December
           27, 1998                                                            5

           Condensed Consolidated Statements of Cash Flows -
           Nine months ended December 26, 1999 and December 27, 1998           6

           Notes to Condensed Consolidated Financial Statements                7

   Item 2. Management's Discussion and Analysis of
           Results of Operations and Financial Condition                      11

   Item 3. Quantitative and Qualitative Disclosures About Market Risk         24

PART II    OTHER INFORMATION

   Item 5. Other Information                                                  25

   Item 6. Exhibits and Reports on Form 8-K                                   25

SIGNATURES                                                                    26

                           NETWORK EQUIPMENT TECHNOLOGIES, INC.
                          Condensed Consolidated Balance Sheets
                                (in thousands - unaudited)

                                                                                Dec. 26,      March 31,
                                                                                  1999         1999 (1)
                                                                                ---------      ---------
Assets
Current assets:
       Cash and cash equivalents,
              $14,351 restricted balance at December 26                         $  29,340      $  13,720
       Temporary cash investments                                                 110,515        140,843
       Accounts receivable,
              net of allowances of $4,304 at Dec. 26 and $3,375 at March 31        41,448         46,381
       Inventories                                                                 16,297         19,193
       Deferred income taxes                                                           --          5,510
       Prepaid expenses and other assets                                            7,991          6,834
                                                                                ---------      ---------
              Total current assets                                                205,591        232,481
Property and equipment, net                                                        46,046         55,877
Software production costs, net                                                      5,585          6,129
Deferred income taxes                                                                  --          9,053
Goodwill and other intangibles                                                     16,021             --
Other assets                                                                       10,978          9,572
                                                                                ---------      ---------
                                                                                $ 284,221      $ 313,112
                                                                                =========      =========

Liabilities and Stockholders' Equity
Current liabilities:
       Accounts payable                                                         $  10,571      $  11,755
       Accrued liabilities                                                         47,111         43,638
                                                                                ---------      ---------
              Total current liabilities                                            57,682         55,393
7-1/4% convertible subordinated debentures                                         24,706         24,706
Stockholders' equity:
       Preferred stock, $.01 par value
              Authorized: 5,000,000 shares
              Outstanding: none                                                        --             --
       Common stock, $.01 par value
              Authorized: 50,000,000 shares
              Outstanding: 21,442,000 shares at December 26
                     and 21,509,000 shares at March 31                                214            215
       Additional paid-in capital                                                 177,666        180,596
       Treasury stock                                                              (6,505)        (4,853)
       Accumulative other comprehensive income (loss)                              (1,236)         5,921
       Retained earnings                                                           31,694         51,134
                                                                                ---------      ---------
              Total stockholders' equity                                          201,833        233,013
                                                                                ---------      ---------
                                                                                $ 284,221      $ 313,112
                                                                                =========      =========

See Notes to Condensed Consolidated Financial Statements
(1) Derived from audited consolidated financial statements

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Operations
              (in thousands, except per share amounts - unaudited)

                                                         Quarter Ended               Nine Months Ended
                                                         -------------               -----------------
                                                    Dec. 26,       Dec. 27,      Dec. 26,       Dec. 27,
                                                      1999          1998           1999           1998
                                                      ----          ----           ----           ----
Revenue:
       Product revenue                             $  24,539      $  39,981      $  93,613      $ 132,456
       Service and other revenue                      26,703         25,933         84,972         80,238
                                                   ---------      ---------      ---------      ---------
              Total revenue                           51,242         65,914        178,585        212,694
                                                   ---------      ---------      ---------      ---------

Cost of sales:
       Cost of product revenue                        11,345         15,031         39,692         50,929
       Cost of service and other revenue              17,188         16,873         55,811         50,250
                                                   ---------      ---------      ---------      ---------
              Total cost of sales                     28,533         31,904         95,503        101,179
                                                   ---------      ---------      ---------      ---------
Gross margin                                          22,709         34,010         83,082        111,515

Operating expenses:
       Sales and marketing                            17,564         21,944         54,810         65,438
       Research and development                        9,826         11,128         32,343         32,510
       General and administrative                      3,280          2,956          9,416          9,417
       Restructure costs                                  --             --          3,383             --
       In process research and development               879             --            879             --
                                                   ---------      ---------      ---------      ---------
              Total operating expenses                31,549         36,028        100,831        107,365
                                                   ---------      ---------      ---------      ---------
Income (loss) from operations                         (8,840)        (2,018)       (17,749)         4,150

Other income (expense):
       Interest income                                 2,064          1,459          5,217          4,824
       Interest expense                                 (445)          (480)        (1,400)        (1,470)
       Other                                            (198)           (90)         7,263            564
                                                   ---------      ---------      ---------      ---------
Income (loss) before taxes                            (7,419)        (1,129)        (6,669)         8,068

Income tax provision (benefit)                        12,583           (338)        12,771          2,421
                                                   ---------      ---------      ---------      ---------

Income (loss) before extraordinary gain              (20,002)          (791)       (19,440)         5,647

Extraordinary gain on repurchase of debentures            --             56             --             95
                                                   ---------      ---------      ---------      ---------
Net income (loss)                                  $ (20,002)     $    (735)     $ (19,440)     $   5,742
                                                   =========      =========      =========      =========

Basic earnings (loss) per share
       Income (loss) before extraordinary item     $   (0.93)     $   (0.04)     $   (0.91)     $    0.26
                                                   =========      =========      =========      =========
       Net income (loss)                           $   (0.93)     $   (0.03)     $   (0.91)     $    0.27
                                                   =========      =========      =========      =========

Diluted earnings (loss) per share
       Income (loss) before extraordinary item     $   (0.93)     $   (0.04)     $   (0.91)     $    0.26
                                                   =========      =========      =========      =========
       Net income (loss)                           $   (0.93)     $   (0.03)     $   (0.91)     $    0.26
                                                   =========      =========      =========      =========

Shares used in per share calculation
       Basic                                          21,406         21,345         21,375         21,515
                                                   =========      =========      =========      =========
       Diluted                                        21,406         21,345         21,375         22,019
                                                   =========      =========      =========      =========

See Notes to Condensed Consolidated Financial Statements

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
        Condensed Consolidated Statements of Comprehensive Income (Loss)
                           (in thousands - unaudited)

                                                                 Quarter Ended             Nine Months Ended
                                                                 -------------             -----------------
                                                              Dec. 26,     Dec. 27,      Dec. 26,      Dec. 27,
                                                               1999          1998          1999          1998
                                                               ----          ----          ----          ----
Net income (loss)                                            $(20,002)     $   (735)     $(19,440)     $  5,742

Other comprehensive income, net of taxes:
       Cumulative translation adjustment                          (52)          (34)           38           142
       Net unrealized gain (loss) on securities,
              net of taxes                                       (214)         (418)       (7,195)       (1,736)
       Less: reclassification adjustment for gain (loss)
              included in net income                              (68)          (45)        7,445           993
                                                             --------      --------      --------      --------

Comprehensive income (loss)                                  $(20,336)     $ (1,232)     $(19,152)     $  5,141
                                                             ========      ========      ========      ========

See Notes to Condensed Consolidated Financial Statements

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                           (in thousands - unaudited)

                                                                               Nine Months Ended
                                                                               -----------------
                                                                            Dec. 26,       Dec. 27,
                                                                              1999           1998
                                                                           ---------      ---------
Cash and cash equivalents at beginning of period                           $  13,720      $  59,512

Net cash flows from operating activities:
      Net income (loss)                                                      (19,440)         5,742
      Adjustments to reconcile net income to cash
         provided by operations:
           Extraordinary gain on repurchase of debentures                         --            (95)
           Depreciation and amortization                                      17,154         15,976
           Restricted stock compensation                                           7            214
           Restructure charge                                                  2,985             --
           Loss on disposition of property and equipment                         471             --
           Deferred income taxes                                              10,943         (1,376)
      Changes in assets and liabilities:
           Accounts receivable                                                 4,834         12,458
           Inventories                                                         3,109           (231)
           Prepaid expenses and other assets                                  (2,915)           343
           Accounts payable                                                   (5,992)        (3,579)
           Accrued liabilities                                                   323         (5,570)
                                                                           ---------      ---------
                Net cash provided by operations                               11,479         23,882
                                                                           ---------      ---------

Cash flows from investing activities:
      Purchases of temporary cash investments                                (90,958)       (67,940)
      Proceeds from maturities of temporary cash investments                 116,083         72,131
      Purchases of property and equipment                                     (4,719)       (28,841)
      Additions to software production costs                                  (1,630)        (2,421)
      Acquisition of company (net of cash acquired)                          (14,460)            --
      Other                                                                      599           (370)
                                                                           ---------      ---------
                Net cash provided by (used for) investing activities           4,915        (27,441)
                                                                           ---------      ---------

Cash flows from financing activities:
      Sale of common stock                                                     2,805          4,163
      Purchase of common stock                                                (3,775)        (5,617)
      Repurchase of convertible subordinated debentures                           --           (955)
                                                                           ---------      ---------
                Net cash used for financing activities                          (970)        (2,409)
                                                                           ---------      ---------
Effect of exchange rate changes on cash                                          196           (188)
                                                                           ---------      ---------
                Net increase (decrease) in cash and cash equivalents          15,620         (6,156)

Cash and cash equivalents at end of period                                 $  29,340      $  53,356
                                                                           =========      =========

Other cash flow information:
      Cash paid (refunded) for:
           Interest                                                        $   1,839      $   1,902
           Income taxes                                                    $  (6,338)     $    (471)
      Non-cash investing activities:
           Income tax benefit arising from employee stock option plans     $      --      $     578
           Net unrealized loss on available-for-sale securities            $  (7,195)     $  (1,736)

See Notes to Condensed Consolidated Financial Statements

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements

1.    Basis of Presentation

      The consolidated financial statements include the accounts of N.E.T. and its subsidiaries. Intercompany accounts and transactions have been eliminated.

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position as of December 26, 1999, and the results of operations and cash flows for the quarter and nine months ended December 26, 1999 and December 27, 1998. These financial statements should be read in conjunction with the March 31, 1999 audited consolidated financial statements and notes thereto. The results of operations for the nine months ended December 26, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2000.

2.    Acquisition of FlowWise Networks, Inc.

      In December 1999, N.E.T. completed the acquisition of FlowWise Networks, Inc. ("FlowWise"). The acquisition was accounted for as a purchase. N.E.T. paid approximately $15.4 million in cash for all FlowWise common and preferred shares outstanding plus investment banking, accounting and legal fees of approximately $800,000. N.E.T. also placed $6.6 million in an escrow account for payments to FlowWise employees who agree to remain as N.E.T. employees for a period of two years beginning January 2000. These amounts will be paid out 70% after the first year and the remaining 30% at the end of the second year. N.E.T. recorded a one time charge of $879,000 in the third quarter of fiscal year 2000 for purchased in-process technology that had not reached technological feasibility and had no alternative future use. The remaining portion of the purchase price that exceeded the net assets of FlowWise, a total of $16.0 million, was recorded as goodwill and other intangibles that will be amortized on a straight line basis over five years.

      The operating results of FlowWise have been included in the consolidated statements of operations since the date of acquisition. Had the acquisition taken place at the beginning of fiscal year 1999, the unaudited pro forma results of operations would have been as follows for the nine months ended December 26, 1999 and December 27, 1998 (in thousands except for per share data):

                                             Nine Months Ended
                                          Dec. 26,        Dec. 27,
                                           1999            1998
                                           ----            ----
            Net revenues                  $178,835       $212,842
            Net loss                      $(30,523)      $ (2,657)
            Basic loss per share          $  (1.43)      $  (0.12)
            Diluted loss per share        $  (1.43)      $  (0.12)

      The pro forma results of operations give effect to certain adjustments, including amortization of purchased intangibles, interest associated with funding the acquisition and amortization of the amount placed in escrow to be paid to FlowWise employees. The $879,000 charge for purchased in-process technology has been excluded from the pro forma results, as it is a material non-recurring charge.

      In determining the fair value of the assets and liabilities acquired from FlowWise, management has conducted due diligence and has made estimates and assumptions that affect the reported amounts of FlowWise assets, liabilities and expense. Actual results could differ from these amounts. See discussion in the Management Discussion and Analysis of Results of Operations and Financial Condition ("Management Discussion and Analysis") on page 11 of this Form 10-Q.

3.    Inventories

      Inventories consist of (in thousands):

                                              December 26,      March 31,
                                                  1999           1999
                                                  ----           ----
                                              (unaudited)

                  Purchased components          $ 2,122         $ 3,728
                  Work-in-process                12,199          13,168
                  Finished goods                  1,976           2,297
                                                -------         -------
                                                $16,297         $19,193
                                                =======         =======


4.    Earnings Per Share

      Basic earnings per share has been computed based upon the weighted average number of common shares outstanding for the periods presented. For diluted earnings per share, shares used in the per share computation include weighted average common and potentially dilutive shares outstanding. Potentially dilutive shares consist of shares issuable upon the assumed exercise of dilutive stock options and totaled 441,000 and 169,000 for the three months ended December 26, 1999 and December 27, 1998, respectively, and 220,000 and 504,000 for the nine months ended December 26, 1999 and December 27, 1998, respectively. Additionally, there were 784,000 shares of Common Stock issuable upon conversion of debentures. These shares, and the related effect of the accrued interest on the debentures, were not included in the calculation of diluted earnings per share for the period ended December 26, 1999, as their inclusion would have been antidilutive.

5.    Comprehensive Income

      Accumulated comprehensive income (loss) at December 26, 1999 and March 31, 1999 is comprised of cumulative foreign translation adjustments of ($770,000) and ($808,000), respectively, and cumulative net unrealized gains (losses) on available-for-sale securities of ($466,000) and $6,729,000, respectively.

6.    Restructure Costs

      Quarter 4 Fiscal Year 1999 Restructuring
      The Consolidated Statements of Operations for fiscal 1999 included a charge of $4.7 million, consisting of $4.6 million for employee severance and other related costs and $119,000 for office closures. A restructuring provision of $1.3 million remains as of December 26, 1999. N.E.T. will pay $257,000 during the remainder of fiscal 2000 and $1.0 million in fiscal 2001.

                             Restructure                          Remaining
                             Liability at       Paid through    Liability at
                            March 31, 1999     Dec. 26, 1999    Dec. 26, 1999
                            --------------     -------------    -------------
         Compensation           $3,540            $2,450            $1,090
         Outplacement              499               375               124
         Office Closures           119                76                43
                                ------            ------            ------
         Totals                 $4,158            $2,901            $1,257
                                ======            ======            ======

      Quarter 2 Fiscal Year 2000 Restructuring
      The Condensed Consolidated Statements of Operations for the nine months ended December 26, 1999 includes a charge of $3.4 million taken in the second quarter of fiscal year 2000, consisting of $3.2 million for employee severance and other related costs and $174,000 for office closures. A restructuring provision of $997,000 remains as of December 26, 1999. N.E.T. will pay $800,000 during the remainder of fiscal 2000 and $200,000 in fiscal 2001.

                             Restructure                          Remaining
                              Liability        Paid through     Liability at
                               Accrued         Dec. 26, 1999    Dec. 26, 1999
                            --------------     -------------    -------------
         Compensation           $2,943            $2,240            $  703
         Outplacement              266                89               177
         Office Closures           174                57               117
                                ------            ------            ------
         Totals                 $3,383            $2,386            $  997
                                ======            ======            ======

      While N.E.T. does not project any further expenses related to either the quarter 4 fiscal year 1999 or quarter 2 fiscal year 2000 restructurings, it cannot be certain that additional expenditures will not be required in the future.

7.    Recently Issued Accounting Standard

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments. Additionally, in June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133 - an amendment of FASB Statement No. 133," which defers the effective date of FASB No. 133 for one year. Adoption of this statement will not impact N.E.T.'s consolidated financial position, results of operations or cash flows. This statement is effective for N.E.T. beginning April 1, 2001.

      In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant of the SEC in administering the disclosure requirements of the federal securities laws in applying generally accepted accounting principles to revenue recognition in financial statements. Although we have not fully assessed the implications of SAB No. 101, our management does not believe adoption of this bulletin will have a material impact on our consolidated financial position, results of operations or cash flows.

8.    Income Taxes

      Management of N.E.T. has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. Under the applicable accounting standards, management has considered the history of losses and concluded that it is appropriate to fully reserve $18.4 million during the quarter ended December 26, 1999. This consists of $14.7 million of deferred tax assets and $3.7 million of equity tax benefits related to the exercise of non-qualified stock options and purchases under the Employee Stock Purchase Plan.

9.    Subsequent Event

      In January 2000, N.E.T. announced a reorganization around its two product lines, circuit switched or "narrowband" and packet based or "broadband" products. Implementation of the reorganization resulted in N.E.T. reducing its workforce, at all levels, by approximately 30% worldwide and closing a number of its offices worldwide.

      The Consolidated Statements of Operations for the fourth quarter ended March 31, 2000 will include a charge of approximately $12.0 million for employee severance, other related costs and office closures. See Management's Discussion and Analysis Subsequent Event on page 13 and Business Environment and Risk Factors Reorganization on page 18 of this Form 10-Q.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

This discussion and analysis should be read in conjunction with Management's Discussion and Analysis in N.E.T.'s 1999 Annual Report to Stockholders and Part I of N.E.T.'s Form 10-K for the fiscal year ended March 31, 1999.

Statements made in this Management's Discussion and Analysis or elsewhere in this quarterly report or other communications (including press releases and analyst calls) that are not statements of historical fact are forward-looking statements, including without limitation, those related to N.E.T.'s future revenues, gross margins, and other financial and economic targets, trends or goals. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from statements made, including those discussed in N.E.T.'s Annual Report to Stockholders for the fiscal year ended March 31, 1999. N.E.T. does not undertake an obligation to update its forward-looking statements or risk factors to reflect future events or circumstances.

Acquisition of FlowWise Networks, Inc.

In the third quarter of fiscal 2000, N.E.T. completed the acquisition of FlowWise Networks, Inc. ("FlowWise") based in San Jose, California. The acquisition brings to N.E.T. critical Internet Protocol expertise, which is a major component of N.E.T.'s broadband strategy. The acquisition was accounted for as a purchase for approximately $16.2 million in cash. N.E.T. recorded a one-time charge of $879,000 in the third quarter of fiscal 2000 for purchased in-process technology that has not reached technological feasibility and had no alternative future use. In addition, the remaining portion of the purchase price that exceeded the net assets of FlowWise, a total of $16.0 million, was recorded as goodwill and other intangible assets which will be amortized on a straight line basis over five years. See discussion in Business Environment and Risk Factors ("Business Risk Factors") Acquisition of FlowWise Networks, Inc. on page 18 and Note 2 of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Results of Operations

The following table depicts selected data derived from N.E.T.'s Consolidated Statements of Operations expressed as a percentage of revenue for the periods presented:

------------------------------------------------------------------------------------------------
                                               Quarter Ended       Nine Months Ended
                                               -------------       -----------------
                                          Dec. 26,     Dec. 27,   Dec. 26,    Dec. 27,
Percent of Revenue                          1999         1998       1999        1998
-------------------------------------------------------------------------------------
Product revenue                              47.9        60.7        52.4        62.3
Service and other revenue                    52.1        39.3        47.6        37.7
                                           ------      ------      ------      ------
   Total revenue                            100.0       100.0       100.0       100.0
                                           ------      ------      ------      ------

Product gross margin                         53.8        62.4        57.6        61.6
Service and other revenue gross margin       35.6        34.9        34.3        37.4
                                           ------      ------      ------      ------
   Total gross margin                        44.3        51.6        46.5        52.4
                                           ------      ------      ------      ------

Sales and marketing                          34.3        33.3        30.7        30.8
Research and development                     19.2        16.9        18.1        15.3
General and administrative                    6.4         4.5         5.3         4.4
Reorganization expense                        0.0         0.0         1.9         0.0
In process R&D                                1.7         0.0         0.5         0.0
                                           ------      ------      ------      ------
   Total operating expenses                  61.6        54.7        56.5        50.5
                                           ------      ------      ------      ------

Income (loss) from operations               (17.3)       (3.1)       (9.9)        1.9
                                           ------      ------      ------      ------

Net income (loss)                           (39.0)       (1.1)      (10.9)        2.7
                                           ======      ======      ======      ======
------------------------------------------------------------------------------------------------

Revenue

Total revenue for the third quarter of fiscal 2000 decreased $14.7 million to $51.2 million, or 22.3%, from the third quarter of fiscal 1999, and decreased $34.1 million, or 16.0%, on a year-to-date basis. Product revenue for the third quarter of fiscal 2000 decreased $15.4 million to $24.5 million, or 38.6%, and decreased on a year-to-date basis $38.8 million, or 29.3%, from the comparable periods of the prior year. During the third quarter and first nine months of fiscal 2000, product sales decreased in the North America and European channels compared to both prior periods. Product sales in the Federal channel for the third quarter of fiscal 2000 declined from the prior year. N.E.T. believes that the federal product sales were lower in the quarter as a result of a delay in the approval of the U.S. government budget, which was approved in early December. In addition, N.E.T. believes lower product sales resulted from customers delaying new purchases due to Y2K concerns. Product sales in the Federal channel increased on a year-to-date basis in fiscal 2000 compared to fiscal 1999. Partially offsetting the decline further was an increase in fiscal 2000 product sales through the Asia Pacific/Latin America channel for both periods. Overall, sales of N.E.T.'s circuit switched or "narrowband" products, which are the majority of N.E.T. products, could vary significantly from quarter to quarter as customers throughout the world move from circuit switched to packet or "broadband" technology (see Business Risk Factors Fluctuation of Operating Results on page 15 of this Form 10-Q).

Service and other revenue for the third quarter and first nine months of fiscal 2000 increased $770,000 to $26.7 million and $4.7 million to $85.0 million, respectively, from the comparable periods of fiscal 1999. The increases resulted from other revenue, principally systems integration services, in support of product sales to the U.S. government. Partially offsetting the increases in other revenue was a decrease in service revenue for both periods. The decrease in service revenue has resulted from delay or cancellation of service contracts in part by key customers with mature, well functioning equipment in their networks.

Gross Margin

Total gross margin as a percentage of total revenue decreased to 44.3% and 46.5% for the third quarter and first nine months of fiscal 2000 from 51.6% and 52.4%, respectively, from the comparable periods of fiscal 1999. The decrease is primarily the result of lower product revenue as a percent of total revenue for the third quarter and first nine months of fiscal 2000 from the comparable periods of fiscal 1999. Management expects the mix between product revenue and service revenue to be approximately the same for the remainder of fiscal 2000. Product gross margins decreased to 53.8% and 57.6% for the third quarter and first nine months of fiscal 2000 from 62.4% and 61.6%, respectively, from the comparable periods of the prior year. Product gross margins decreased primarily from unfavorable manufacturing variances that resulted from lower product revenue volumes. Management expects product gross margins to vary as a function of volume for the remainder of the fiscal year.

Service and other gross margins increased to 35.6% in the third quarter of fiscal 2000 from 34.9% in the third quarter of fiscal 1999. The increase was primarily the result of lower expenses, which resulted from reduced headcount for service support. Service and other gross margins decreased to 34.9% in the first nine months of fiscal 2000 from 37.4% in the first nine months of fiscal 1999. The decrease is primarily the result of lower service revenue as a percent of total service and other revenue. Other revenue, which has lower margins, increased as a percent of total service and other revenue in the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999.

Operating Expenses

Operating expenses in the third quarter and first nine months of fiscal 2000 decreased $4.5 million to $31.5 million and $6.5 million to $100.8 million, respectively, from the comparable periods of fiscal 1999, and increased as a percentage of total revenue to 61.6% from 54.7% quarter-over-quarter and 56.5% from 50.5% year-over-year. In the second quarter of fiscal 2000, the Company completed a restructuring (see Note 6 of Notes to Condensed Consolidated Financial Statements of this Form 10-Q) that resulted in a reduction in workforce, which contributed to lower operating costs. Additionally in the third quarter of fiscal 2000, operating expenses were lower when compared to the third quarter of fiscal 1999 as a result of lower incentive compensation expenses.

Sales and marketing expenses decreased $4.4 million to $17.6 million and $10.6 to $54.8 million in the third quarter and first nine months of fiscal 2000, respectively, from the comparable periods of 1999. The expense increased as a percentage of total revenue to 34.3% from 33.3% quarter-over-quarter due to lower sales volume and remained constant on a year-over-year basis. The decrease in spending resulted from reduced headcount and lower sales related expenses. Management expects sales and marketing expense to vary as a percentage of sales volume in the fourth quarter of fiscal 2000.

Research and development expense decreased $1.3 million to $9.8 million and $200,000 to $32.3 million in the third quarter and first nine months of fiscal 2000, respectively, from the comparable periods of fiscal 1999. The expense increased as a percentage of total revenue to 19.2% from 16.9% quarter-over-quarter due to lower sales volume and to 18.1% from 15.3% year-over-year. Research and development expenses in the third quarter of fiscal 2000 decreased when compared to the third quarter of fiscal 1999 primarily as a result of lower headcount resulting from the reorganization and employee attrition. Management expects research and development spending to increase in the fourth quarter of fiscal 2000 as a result of increased focus on the broadband strategy and increased headcount from the FlowWise acquisition.

General and administrative expense increased $400,000 to $3.3 million and remained the same at $9.4 million for the third quarter and the first nine months of fiscal 2000, respectively, from the comparable periods of fiscal 1999 and increased as a percentage of total revenue to 6.4% from 4.5% quarter-over-quarter and to 5.3% from 4.4% year-over-year. The higher expenses are primarily attributable to higher consulting and legal expense partially offset by lower headcount. Legal expenses increased due to activities related to the defense of patent infringement claims made by IBM and Lucent (see discussion in Business Risk Factors section on page 17 of this Form 10-Q). Management expects general and administrative expense to decrease in the fourth quarter of fiscal 2000.

Non-Operating Items

Interest income, primarily related to cash investments, increased $600,000 and $400,000 in the third quarter and first nine months of fiscal 2000, respectively, from the comparable periods of fiscal 1999. The increase in interest income is primarily the result of a shift in N.E.T.'s investment portfolio from tax-exempt securities to taxable securities.

Interest expense, primarily related to the 7 1/4% convertible subordinated debentures, for the third quarter and first nine months of fiscal 2000 remained relatively constant with the comparable periods of the prior year.

Other income in the first nine months of fiscal 2000 includes a gain of $7.5 million in the first quarter from N.E.T.'s sale of all of its equity securities held in a publicly traded company.

The third quarter and the first nine months of fiscal 2000 included a tax provision of $12.6 million and $12.8 million, respectively. Management of N.E.T. evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. Under the applicable accounting standards, management has considered the history of losses and concluded that it is appropriate to fully reserve $18.4 million during the quarter ended December 26, 1999. This consists of $14.7 million of deferred tax assets and $3.7 million of equity tax benefits related to the exercise of non-qualified stock options and purchases under the Employee Stock Purchase Plan.

Subsequent Event

Management initiated a reorganization in the fourth quarter of fiscal 2000. See
Note 9 Subsequent Event of Notes to Condensed Consolidated Financial Statements on page 9 of this Form 10-Q and Business Risk Factors Reorganization on page 18 of this Form 10-Q. This reorganization is expected to result in a $12.0 million charge in the fourth quarter for employee severance, other related costs and office closures. The reorganization will reduce N.E.T.'s workforce at all levels by approximately 30% worldwide and will include the downsizing and closure of field offices worldwide. The objective of the reorganization is to increase the focus on the packet based or "broadband" strategy and more effectively manage the circuit switched or "narrowband " business. In addition, N.E.T. has consolidated its sales and service team in Virginia. The reorganization is expected to reduce current operating expenses by approximately $32.0 million over the next four quarters. These actions are intended to streamline N.E.T.'s operations and reduce operating expenses to allow the Company to achieve profitability at lower revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of December 26, 1999, N.E.T. had cash, cash equivalents and temporary cash investments of $141.8 million, as compared to $154.6 million as of March 31, 1999. Cash provided by operations was $13.5 million during the first nine months of fiscal 2000, which was a $10.4 million decrease from the cash provided by operations from the comparable period of the prior year. This decrease in cash was principally the result of a decrease in accounts receivable and a reduction in net income. Partially offsetting the decline was an increase in cash from accrued liabilities and inventory.

Net cash provided by investing activities of $4.9 million for the first nine months of fiscal 2000 consisted primarily of the proceeds from maturities on temporary cash investments amounting to $116.1 million, partially offset by purchases of temporary cash investments amounting to $91.0 million. The acquisition of FlowWise for approximately $16.2 million resulted in a net use of cash for investing activities of $14.5 million.

Net cash used for financing activities of $1.0 million for the first nine months of fiscal 2000 pertains to the repurchase of N.E.T.'s Common Stock of $3.8 million partially offset by $2.8 million received from the issuance of Common Stock relating to the employee stock benefit plan.

As of December 26, 1999, N.E.T. has available a secured $10.0 million line of credit. N.E.T. has identified $10.0 million as restricted cash on the balance sheet as of December 26, 1999. Borrowings under this committed facility are available through May 2000 and would bear interest at the bank's rate (which approximates prime). At December 26, 1999, there were no outstanding borrowings under this facility. N.E.T. has identified an additional $6.6 million in restricted cash on the balance sheet as of December 26, 1999. The cash is identified for an escrow account that is held for future payouts to FlowWise employees. See Note 2 of Notes to Condensed Financial Statements of this Form 10-Q.

N.E.T. has in place a share repurchase program that was reauthorized by the Board of Directors in October 1999. In the third quarter of fiscal 2000, N.E.T. repurchased approximately 76,800 common shares at an average price of $10.02 per common share. During the first nine months of fiscal 2000, N.E.T. repurchased 437,700 common shares at an average price of $8.62 per common share. N.E.T. intends to continue its share repurchase program for the remainder of fiscal 2000 and from time to time will reenter the market to repurchase shares.

N.E.T. believes that current cash and cash equivalents, temporary cash investments and cash flows from operations will be sufficient to fund operations, purchases of capital equipment and research and development programs currently planned at least through the next 12 months.

BUSINESS ENVIRONMENT AND RISK FACTORS

Certain statements contained in this Quarterly Report on Form 10-Q contain forward looking statements that are based upon current expectations, estimates, forecasts and projections about the industry in which N.E.T. operates, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of these words and similar expressions are intended to identify these forward-looking statements. Investors are cautioned not to place undue reliance on these forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecasted in any forward-looking statements, whether as a result of new information, future events, risks identified in this Form 10-Q or otherwise.

Sales

Historically, the majority of N.E.T.'s revenue in each quarter has resulted from orders received and shipped in that quarter. In addition, N.E.T.'s backlog at the beginning of a quarter is generally insufficient to achieve expected net sales for the quarter. Because of ordering patterns and potential delivery schedule changes, N.E.T. does not believe that backlog is necessarily indicative of future revenue levels. For the first three quarters of fiscal year 2000, N.E.T. has been operating without significant backlog and has been scheduling production and certain expenses based more upon forecasts of sales, which are difficult to predict. Forecasting sales during a quarter is difficult in part because a large portion of N.E.T.'s orders historically have been received and filled in the last month of the quarter. This ordering pattern creates a significant risk of excessive or inadequate inventory if orders do not match forecast. Furthermore, if large orders do not close when forecasted or if near-term demand weakens for the products N.E.T. has available to ship, N.E.T.'s operating results for that or subsequent quarters would be adversely affected. Additionally, sales for N.E.T.'s circuit switched products may be negatively impacted by the overall movement in the telecommunications market from circuit switches to packet technology. See discussion in Fluctuation of Operating Results below in this Management's Discussion and Analysis.

N.E.T. has been focusing some of its selling efforts on the emerging global carrier market including third party leasing programs targeted at this market. Because companies operating in this market typically do not have either long operating histories or significant capitalization, financing assistance is often required to consummate the transaction. In addition to its loss sharing agreement with BankBoston, N.E.T. entered into a loss sharing agreement with one of its resellers whereby N.E.T. will share in a percentage of any loss arising from a customer's failure to pay the reseller for N.E.T. equipment. Should a significant number of lessees or customers in any one loss sharing pool or should one large lessee or customer default, N.E.T. could be significantly impacted both as to revenue and expense.

Further, a significant portion of N.E.T.'s revenue comes from contracts with the U.S. government, most of which do not include purchase commitments. Orders from the U.S. government or from other customers may not continue at historical levels, and it is possible that N.E.T. will not be able to obtain orders from new customers to make up any shortfall. Should U.S. government orders substantially decline, Company revenues could be materially adversely impacted as was the case in the just completed quarter when the delayed signing of the federal budget caused a delay in Federal sales orders in the quarter.

Fluctuation of Operating Results

Sales of networking products fluctuate based upon a number of factors such as capital spending levels and general economic and market conditions. Results of operations in any one quarter are not necessarily indicative of results to be expected in future quarters. N.E.T.'s operating results may be subject to quarterly fluctuations as a result of numerous factors including general economic conditions in the United States and abroad and market conditions including increased competition. Future declines in networking product sales for any reason could have a materially adverse affect on N.E.T.'s business, financial position or results of operations. In particular, the advent of the Year 2000 may have caused a decline in customer purchases during N.E.T.'s third fiscal quarter and may continue to cause a decline into the fourth fiscal quarter. See Year 2000 discussion below in Business Environment and Risk Factors of this Form 10-Q.

N.E.T. expects that in the future, its net sales may remain below what N.E.T. has experienced in previous years. The market for circuit switched networking products could decrease, possibly substantially, as customers in the United States initially and worldwide thereafter increasingly adopt packet or "broadband" technologies. N.E.T. cannot predict the speed at which the transition from circuit to packet technologies will occur. Should the transition occur more rapidly than N.E.T. has anticipated, it could cause quarterly variations in product sales and have other adverse affects on N.E.T.'s financial results.

Additionally, international sales will continue to account for a significant portion of N.E.T.'s sales in future periods. International sales tend to have risks that are difficult to foresee and plan for including political and economic stability, regulatory changes, currency exchange rates, tax rates and structures, and collection of accounts receivable. In the recent past, events outside North America, especially in Asia and Latin America, have adversely impacted N.E.T.'s results of operations. Although there has been improvement in sales from Asia, future unforeseen events in various areas of the globe may continue to have an adverse impact on N.E.T. N.E.T. has limited visibility into factors that could influence its revenue, mix of product orders and other revenue sources and margins, particularly in international markets that are served primarily by non-exclusive resellers.

Competition

N.E.T. competes in the telecommunication equipment market, which is a very competitive and dynamic market characterized by the easy entrance of new start-up companies, rapid changes, converging technologies and a worldwide migration to new packet based technologies. N.E.T. competes directly both internationally and domestically with a number of different companies that tend to be either new start-up ventures or large, established suppliers of end-to-end solutions such as Cisco, Lucent and Nortel. Many of the large suppliers have greater financial, marketing and technical resources and offer a wider range of networking products than N.E.T. They are often able to devote greater resources to the development, marketing and sale of their products. Further, some of these competitors have large market capitalizations or significant cash reserves that make them better able to acquire other companies with technology and/or products that are competitive with N.E.T. Small start-up ventures, on the other hand, are better able to devote all their resources to a particular product development unencumbered by the requirements to support an existing product line. As a result of the market's favorable reaction to recent technology initial public offerings, start-ups also often have large market capitalizations allowing them easy access to large amounts of capital for various growth activities including funding competitive acquisitions. By these acquisitions, competitors can obtain strategic advantages that may adversely affect N.E.T.'s business, financial position or results of operations.

In addition, N.E.T. has distribution, resale, product and technology relationships with a number of significant customers, resellers and other entities that are considered by N.E.T. to be strategic. In particular, sales outside the U.S. occur primarily through reseller channels. Most of N.E.T.'s competitors have similar relationships including relationships with distributors and resellers who also distribute and resell N.E.T.'s products. Changes in N.E.T.'s relationships with its distributors or resellers or changes in similar relationships among competitors or between competitors and N.E.T.'s distributors or resellers could have a material impact on competitive and business factors, including N.E.T.'s financial position or results of operations.

Products

N.E.T.'s products incorporate intellectual property and technology owned by N.E.T. or licensed from third parties. N.E.T.'s ability to maintain and enhance the value of its intellectual property and technology and third party licenses will affect future product and service offerings. Moreover, N.E.T. believes that operating results will depend on successful development and introduction of new products, in particular packet products, and enhancements to existing circuit switched products and service offerings. The markets for N.E.T.'s products are characterized by rapid technological changes, evolving industry standards, frequent new product introductions and enhancements and significant price competition. The interaction of these factors could negatively impact the market for N.E.T.'s existing products as well as for products under development and thereby adversely affect N.E.T.'s business, financial position or results of operations.

N.E.T. plans to continue to improve its current circuit based products while developing and introducing new products for the broadband market. In either enhancing its current circuit based products or in the development and introduction of its broadband products, N.E.T. may not be able to successfully develop and market new or enhanced products, and N.E.T. cannot say for certain that customers will accept new, enhanced or existing products and services in quantities and at prices and margins that are consistent with N.E.T.'s expectations. Further, N.E.T. may not be able to respond effectively to technological changes or new product announcements by competitors. If N.E.T. is not able to introduce its broadband products in a timely manner, competitors may gain market advantage making it difficult for N.E.T. to achieve market acceptance of these broadband products.

The majority of N.E.T.'s product sales involve a discount from N.E.T.'s standard list price. Discounting is standard in the sale of networking products. In fiscal year 2000, N.E.T. implemented a program to price its products to reflect more accurately the prices charged in the market. It was not the intent of the program to reduce prices. The program was designed to be revenue neutral so that while prices were adjusted downward, discounts were adjusted downward as well. Although it was the intent of the program not to impact margins, there can be no guarantee that competition or other factors would not require continued discounting, thereby adversely affecting N.E.T.'s business, financial position or results of operations.

Technology

N.E.T. has filed and continues to file patent applications in the U.S. to protect its proprietary technology in its new products. N.E.T. does not know whether the patents will be granted and, if granted, whether the claims allowed will be sufficient to protect N.E.T. technology. Until patents are issued, third parties could assert infringement claims against N.E.T. and could be successful in those assertions. In addition, N.E.T. does a material amount of business outside the U.S. Laws outside the U.S. may not protect N.E.T.'s proprietary rights to the same degree as do U.S. laws.

N.E.T. has received notice from both IBM and Lucent Technologies of the possible infringement by certain of N.E.T.'s products of certain IBM and Lucent patents. N.E.T. is in discussions with both IBM and Lucent and is investigating the validity of these allegations. Depending upon the outcome of these investigations, N.E.T. is prepared to either vigorously defend itself or enter into a licensing agreement with IBM or Lucent on commercially reasonable terms. There is no guarantee, however, that N.E.T. will be able to negotiate licensing agreements on commercially reasonable terms or that litigation would not have an adverse affect on N.E.T.'s business, financial position or results of operations.

Personnel

N.E.T.'s success depends in part on its ability to attract and retain executive officers, senior managers and other employees necessary to support planned revenue goals, such as engineering and sales. N.E.T. has now filled all its senior level management positions with the acceptance in December 1999 by John Batty of the position of Senior Vice President and Chief Financial Officer of N.E.T. Previously, Mr. Batty had served as Chief Financial Officer of Verilink.

Critical for N.E.T.'s future success is the ability to recruit and retain engineers and sales personnel. The market for engineers in particular is extremely competitive. N.E.T. must compete for engineering talent against companies who can provide greater compensation incentives through either offering stock options for stock with a perceived higher growth value than N.E.T., or offering a large equity interest in a pre-IPO start-up company. N.E.T. has taken steps including compensation and other incentives, it hopes will mitigate these competitive advantages and make it better able to compete for scarce engineering talent. Additionally, the uncertainties created by N.E.T.'s restructurings may make it more difficult to retain and hire key personnel in the near term. Despite N.E.T.'s efforts, its failure to attract, hire and retain executive officers, senior managers and other key engineering and sales personnel or the failure of new management, if hired, to execute Company strategy could have a material adverse affect on N.E.T.'s business, financial position or results of operations.

Third Party Suppliers

N.E.T.'s products include components, assemblies and subassemblies that are currently available only from single sources and, in some cases, are in short supplies. The unavailability of certain components from current suppliers could result in delayed availability of certain products, thereby adversely affecting N.E.T.'s business. Testing and manufacturing of products designed by N.E.T. have generally been outsourced to third parties. Final test and assembly is generally performed at N.E.T.'s Fremont, California facility. Pursuant to several types of agreements, N.E.T. also resells products designed or manufactured by third parties, and N.E.T. relies to a significant degree on these third parties for order fulfillment, quality control and support of their products. Third party products are generally sold or licensed by N.E.T. at gross margins that are lower than products designed and manufactured by N.E.T. Limited availability of products designed or manufactured by third parties, price increases for such products, or business interruptions in their manufacture could adversely impact revenue, gross margin or earnings from such third party products.

Facilities

In April 1998, N.E.T. moved its Corporate headquarters to Fremont, California. N.E.T. has since discovered problems with what appears to be ground water infiltration of the buildings and has begun discussion with the lessor under the building lease and N.E.T.'s commercial insurance carrier regarding a remedy. To date, N.E.T. has incurred expenses for attorneys and required experts to evaluate the extent of the problem and for consultants to assist with the filing of an insurance claim. N.E.T.'s failure to obtain a satisfactory remedy for the problem could interrupt N.E.T.'s operations to an extent where it could adversely impact revenue, financial position or results of operations or otherwise adversely affect N.E.T.'s operations, revenue, or financial position.

Reorganization

In January 2000, N.E.T. announced a reorganization around its two product lines, circuit switched or "narrowband" products and packet based or "broadband" products. As part of the restructuring, the narrowband business will be based out of Virginia. Job functions associated with narrowband will migrate to Vienna over time. In addition, N.E.T. is consolidating its sales and service teams in Virginia with support from small field offices worldwide. To facilitate the reorganization and reduce expenses, N.E.T. reduced its workforce by approximately 30% worldwide and will close a number of offices worldwide. Expenses related to the restructuring will be recognized in the fourth quarter of the current fiscal year. See Note 9 in Notes to Condensed Consolidated Financial Statements on page 9 and Management's Discussion and Analysis Subsequent Event on page 13.

As a result of the reorganization, N.E.T.'s marketing and product development departments have been split between the Narrowband and Broadband businesses so that each of these new business units will include marketing and engineering focused on the respective product line. The Vice President of Product Development will head the Broadband business unit as its General Manager and the Vice President of Marketing will head the Narrowband business unit as its General Manager. Additionally, Ed Peverell, Senior Vice President of Sales and Service, has announced his retirement and has been replaced by Doreen Jakubcak, previously serving as N.E.T.'s Vice President of the Americas Sales.

While the intent of the reorganization is to bring increased focus on N.E.T.'s development of its new broadband products while still supporting its existing narrowband products, there is no guarantee that the reorganization will result in the increased focus required to release broadband products in a timely manner and still adequately support narrowband sales. Employees may not focus sufficiently on implementation of the broadband strategy because of preoccupation with the effects of the restructuring. In addition, as a result of the organizational changes, N.E.T. may lose a significant number of employees that it had wanted to retain thereby impacting its ability to be successful in the broadband market. Nor can N.E.T. be certain that even if implemented, its broadband strategy will be successful. The broadband market may not expand as quickly as anticipated or that market may not accept N.E.T.'s products.

Acquisition of FlowWise Networks, Inc.

In December 1999, N.E.T. completed its acquisition of FlowWise Networks, Inc. The purchase of FlowWise provided N.E.T. with Internet Protocol or "IP" technology expertise necessary for N.E.T. to more effectively develop competitive products for the emerging broadband market. N.E.T. intends to sell the FlowWise product as an N.E.T. product and is also considering licensing the FlowWise technology to others. See Note 2 of Notes to Condensed Financial Statements in this Form 10-Q and Management's Discussion and Analysis Acquisition of FlowWise Networks, Inc. on page 11 of this Form 10-Q.

While the intent of the FlowWise acquisition is to enhance N.E.T.'s competitive position in the broadband market, N.E.T. cannot be certain that the acquisition of FlowWise will have this result. To be successful, N.E.T. must overcome risks associated with this acquisition including the possible inability to integrate the FlowWise technology and products, the possible loss of key FlowWise employees, and the possible inability of N.E.T. to successfully sell the FlowWise products due to N.E.T.'s inexperience in the router accelerator market and the many strong competitors in the larger router market. In addition, competition, technology changes and other factors may force changes in N.E.T.'s broadband strategy that may impact the significance of the FlowWise acquisition. If the FlowWise acquisition proves unsuccessful, it could have an adverse affect on N.E.T.'s business, financial position or results of operations.

YEAR 2000

THIS STATEMENT IS INTENDED AS A YEAR 2000 READINESS DISCLOSURE.

Introduction

The Year 2000 computer issue had and continues to have the potential to create risks for all companies, particularly those heavily dependent on or producing information technology ("IT") products such as

N.E.T. Management believes that the risk for N.E.T. exists in four principal areas: potential warranty or other claims from N.E.T.'s customers related to its products or services, the potential failure of systems used by N.E.T. to run its business, the potential failure of systems used by N.E.T.'s suppliers and reduced spending by other companies on networking solutions as a result of significant information systems spending on Year 2000 remediation and the lockdown of customer networks in preparation for the Year 2000.

In recognition of this risk, in early 1997, N.E.T. established a Year 2000 compliance team to identify and attempt to minimize the effect of Year 2000 issues on N.E.T. The compliance team assessed the potential impact of the advent of the Year 2000 on N.E.T.'s products, customers, suppliers and internal systems, both IT and non-IT. While N.E.T. has not experienced any material year 2000 problems to date, it cannot predict the ultimate outcome of its Year 2000 compliance program. If N.E.T. is not successful in identifying and remediating Year 2000 problems relating to its internal systems, or if suppliers or customers material to N.E.T. experience Year 2000 failures, or if customers temporarily halt the purchase of networking equipment into the year 2000, N.E.T.'s business, financial position or results of operations may be materially adversely affected.

Year 2000 to Date

As of the date of the filing of this Form 10-Q, there have been no reports from customers or resellers worldwide of any material Year 2000 related problems with any N.E.T. products, whether N.E.T. or OEM manufactured. N.E.T. has not had any material problems with any of its internal systems and has not had to implement any of its contingency plans. None of the worst case scenarios discussed in N.E.T.'s previous SEC filings have come to pass and no implementation of any N.E.T. contingency plans have proved necessary. At this time, N.E.T. has not been notified of the intent to file any litigation or take any action by any customer, reseller or other party against the Company for reasons related to the advent of the year 2000. While N.E.T. believes that the risks associated with the advent of the year 2000 have diminished substantially, it cannot be certain that all problems with N.E.T. products have been reported or that additional problems may not be discovered. In addition, litigation relating to the year 2000 could yet be filed for any number of reasons including, but not limited to, requests for refunds from customers who purchased year 2000 product upgrades, which could have a material adverse affect on N.E.T.'s business, financial position or results of operations.

Products and Services

N.E.T. completed an evaluation of all its current product offerings to determine Year 2000 compliance. The majority of the products sold currently by N.E.T. are Year 2000 compliant. A few products were sold during fiscal year 1999 that were not compliant; however, these products were not a major source of Company revenue, and N.E.T. is currently selling no such products. Non-compliant products are identified in the N.E.T. Products Year 2000 Compliance Program posted on N.E.T.'s web site (www.net.com). There are certain non-Year 2000 compliant products installed in customer networks that N.E.T. no longer sells. While N.E.T. has a migration path for many of these products that allows customers to become Year 2000 compliant, customers may choose not to take advantage of the available migration path.

In addition to its own manufactured product lines, N.E.T. also resold a number of products manufactured by third parties. Some of those products carried N.E.T.'s label and were sold as N.E.T.'s product and warranted by N.E.T.'s standard product warranty. N.E.T. is relying primarily on the written assurances of the private label manufacturers as to the Year 2000 compliance of these products, as N.E.T. cannot independently assess their compliance. For products resold by N.E.T. but which carry the original equipment manufacturer's label ("OEM products"), N.E.T. passed on to the customer the manufacturer's warranty rather than N.E.T.'s warranty. Although many OEM products have no Year 2000 problems as they lack a clocking device which would be affected by the advent of the year 2000, other OEM products contain components vulnerable to the year 2000. N.E.T. obtained from its OEM vendors further protection, if deemed necessary, for any Year 2000-related problems that may occur. Notwithstanding N.E.T.'s efforts to seek appropriate protection, there can be no guarantee that any protection obtained to date will be sufficient to fully protect N.E.T. should Year 2000-related problems arise. In addition, since N.E.T. is not able to control the Year 2000 compliance of any OEM products, N.E.T. may face Year 2000 claims should these products fail.

In addition to the sale of products, N.E.T. also sells post-sale maintenance services to end users buying products directly from N.E.T. and to its resellers of product (collectively "customers"). N.E.T. generally does not provide post-sale maintenance services to customers who purchase products through resellers ("reseller end users"). The standard written maintenance agreements in effect since 1992 require N.E.T. to make reasonable efforts to resolve software errors; however, such standard written maintenance contracts do not otherwise provide that N.E.T. is to provide the software or hardware necessary to make the customer's system Year 2000 compliant. Certain older maintenance agreements, however, primarily those entered into prior to 1992, have broader product support provisions. While N.E.T. faces greater liability for software errors under the pre-1992 contracts, because of the limited number of customers currently receiving maintenance under these early contracts, N.E.T. does not believe at this time that the exposure is significant.

Customers

N.E.T. posted on its web site the N.E.T. Products Year 2000 Compliance Program, which provides its customers and resellers with information on the Year 2000 compliance status of N.E.T. products and identifies solutions for achieving network system and application compliance prior to the year 2000. In late 1997, N.E.T. mailed the then current Compliance Program Information to the majority of its customers. In addition, in the second quarter of fiscal year 2000, N.E.T. identified those direct sale end users and reseller end users that it reasonably believed had not yet made their equipment Year 2000 compliant and sent a notice informing them accordingly. Despite all its efforts, N.E.T. cannot guarantee that customers who were notified of their need to become Year 2000 compliant took or will take the necessary compliance actions. Substantial portions of N.E.T.'s sales are to end users outside of the U.S. These sales are primarily through resellers of N.E.T.'s products. Not all direct sale or reseller end users, especially those in locations outside the U.S., have undertaken Year 2000 compliance programs. Regions outside of the U.S. were not as focused on the system problems associated with the advent of the year 2000, and customers in these regions were slow to take the remedial action necessary to become Year 2000 compliant. Any material inability of N.E.T.'s products to handle the transition to the year 2000 could result in increased customer satisfaction issues, servicing costs, potential lawsuits and other material costs and liabilities.

In addition, while N.E.T. worked with its resellers to ensure that the reseller's end user base was informed of Year 2000 issues, N.E.T. cannot guarantee that its resellers communicated sufficiently or accurately with all their end users, that reseller end users understood the seriousness of the Year 2000 problem, or that those end users took or will take the necessary actions to fix any Year 2000 problem associated with their installed products.

Year 2000-related litigation to date indicates that direct sale and reseller end users who have not upgraded their installed products to become Year 2000 compliant may assert warranty, contract, tort, and/or statutory claims against N.E.T. as a way to recover any damages suffered as a result of the customer's failure to become Year 2000 compliant. Resellers may assert similar claims, as well as claims for indemnity, against N.E.T. if the reseller has such claims made against it by the reseller's end users. Since early 1998, N.E.T.'s product warranty has limited the warranty provided for Year 2000-related problems. As N.E.T.'s product warranty runs for one year, N.E.T. does not at this time foresee significant exposure in the U.S. from product warranty claims involving Year 2000 compliance. N.E.T. cannot, however, predict with any accuracy how legislative action or judicial decisions may impact the warranty requirements placed upon N.E.T. or a customer's ability to successfully prosecute a Year 2000 claim against N.E.T. should one be asserted. N.E.T. believes that the recently passed federal legislation, the Y2K Act, will be of some assistance in reducing, or at least deferring, Year 2000 litigation that otherwise might be asserted soon after January 1, 2000 against N.E.T. The Act will not, however, prevent such litigation from being filed if the customer follows the procedures specified in the Act and no resolution of the problem is achieved. To date, no customers have made claims under the Act in the United States or under any other legislation or statute elsewhere in the world. If claims were to be asserted in countries outside the U.S., it would be difficult to predict actions or rulings outside the U.S. where legal responsibilities and judicial proceedings are not as well defined and, were unfavorable rulings to occur, there could be a material adverse affect on N.E.T.'s business, financial position or results of operations.

N.E.T. has been informed that some customers may have engaged in a self-help solution to become Year 2000 compliant by turning back the internal clock in their network equipment to a year whose sequence of dates is the same as that of calendar year 2000. The impact to customer networks from this self-help solution is unknown though no material problems have been reported to date. Depending on whether the self-help solution is successful, N.E.T. could face increased liability to either customers whose networks fail due to their decision to turn the clock back or to customers who purchase Year 2000 compliant systems from N.E.T. but who allege they could have become compliant through turning back the clock.

N.E.T. believes its revenue has been adversely impacted by current and prospective customers devoting a substantial portion of their information systems spending to evaluation and remediation of Year 2000 issues thereby diverting money away from spending on networking solutions. This diversion has been and could continue to have an adverse impact on N.E.T.'s sales volume. In addition, a number of companies in the United States and elsewhere locked down their networks in preparation for January 1, 2000 and did not purchase new network equipment in the last calendar quarter of 1999 and possibly will not purchase into the first calendar quarter of 2000. Should N.E.T.'s customers decide not to purchase networking equipment into the first calendar quarter of 2000, these decisions could have a material adverse affect on sales volume and consequently on revenue for N.E.T.'s fourth quarter of fiscal year 2000.

Internal Systems

The Year 2000 compliance team evaluated Year 2000 issues related to N.E.T.'s internal systems, both IT systems and non-IT systems, upon which N.E.T. relies in conducting its business, including financial systems, manufacturing applications, customer service and support, desktop applications and infrastructure such as networks, telecommunications products, banking and financial services, service providers and security systems. N.E.T.'s Year 2000 compliance team may still discover new or additional Year 2000 problems, may be notified by its suppliers of additional Year 2000 problems for systems previously believed to be Year 2000 compliant, may not be able to develop and implement remediation or contingency plans, or it may find that the costs of these activities exceed current expectations and become material.

Mission-Critical Systems

N.E.T. identified and tested its mission-critical systems to identify Year 2000 problems, if any, and developed plans to remediate, to the extent possible, any identified Year 2000 problems. Mission-critical systems have been categorized according to the level of impact a failure would have upon N.E.T., i.e., "catastrophic" (causing a shutdown of all or a part of the business) or "business interrupting" (interrupting system functioning but not causing an actual shutdown). N.E.T. put in place contingency plans to deal with any impact of the Year 2000 on all Company mission-critical systems. Despite any contingency plan, the inability to remedy a Year 2000 problem and the consequent failure of any internal systems could cause a material disruption in N.E.T.'s operation.

N.E.T.'s mission-critical systems are compliant with requirements to continue functioning after the advent of the Year 2000 and in fact, have done so. To the extent possible, all systems, both mission-critical and non-mission-critical, are currently Year 2000 compliant although adjustments and upgrades continue to be required as new problems are uncovered and identified by N.E.T. or its suppliers.

Third Party Suppliers for Internal Systems

N.E.T. has historically worked with its suppliers to ensure their ability to meet Company demands. N.E.T. reviewed its mission-critical third party suppliers to determine the suppliers' Year 2000 compliance as it impacts the services and products supplied to N.E.T. N.E.T. surveyed the Year 2000 readiness of the majority of its mission-critical suppliers. The third party supplier reviews did not uncover any material Year 2000 problems. N.E.T. also evaluated the Year 2000 compliance of products supplied for mission-critical systems and upgraded such products to be Year 2000 compliant in line with the recommendations made by the supplier. For all mission-critical suppliers, N.E.T. developed contingency plans to ensure to the extent possible that any potential business interruption caused by Year 2000 problems are mitigated. Although no contingency plan has been implemented to date, should implementation prove necessary in the future, the cost of implementation may have an adverse affect on N.E.T.'s business, financial position or results of operations. Third party supplier Year 2000 failures remain a possibility and could have an adverse impact on N.E.T.'s business, financial position or results of operations.

Worst-Case Scenario and Contingency Plans

With the advent of the Year 2000, the potential for experiencing a worst-case scenario previously identified by N.E.T. in its SEC filings has decreased significantly. The most reasonably likely worst-case scenario would involve problems with services and systems supplied by third parties such as electricity, water, telecommunications, transportation channels and mission-critical suppliers, rather than from the failure of N.E.T.'s internal systems. These problems have not materialized to date. N.E.T. developed contingency plans to deal with the failure of the infrastructure suppliers to the extent possible. Any contingency plan, however, will be limited by N.E.T.'s ability to provide infrastructure services normally provided on a large geographic basis.

Outside N.E.T.'s headquarters facility, Company offices support sales and service functions. A worst-case scenario previously identified involved system-wide failures of telecommunications services to locations outside the U.S. thereby impacting N.E.T.'s ability to engage in sales activities and to provide post-sale support services to customers outside the U.S. N.E.T. developed contingency plans to deal with the worldwide full or partial loss of telecommunications services but to date, these problems have not materialized. Should N.E.T. lose telecommunications services worldwide for any extended period of time, or should alternate communications systems not be available, N.E.T. may be unable to communicate with worldwide locations. This could result in an inability to process customer orders and/or manufacture and ship products, which could materially impact N.E.T.'s results of operations. In addition, N.E.T.'s ability to provide maintenance support to customers with Year 2000 network problems could be seriously limited as post-sale support relies on telephone calls or e-mail messages to and from N.E.T.'s Technical Assistance Centers.

While N.E.T. planned for increased calls to its Technical Assistance Centers due to anxiety on the part of its customer base as the Year 2000 approached, these calls did not occur. Increased staff was not necessary.

In addition to infrastructure suppliers, N.E.T. identified a worst-case scenario involving third party suppliers of mission-critical services or systems who are forced to shut down either partially or completely due to Year 2000-related system failures. To date, third party suppliers have not experienced material Year 2000-related problems. While N.E.T. surveyed its mission-critical third party suppliers to ensure that they are addressing Year 2000 issues and put into place contingency plans which it believes will help to alleviate supplier problems, the activities of third parties are outside the control of N.E.T. so there can be no guarantee that third parties will take the actions necessary to alleviate Year 2000 issues or that factors not currently foreseeable will not have a negative impact on N.E.T.'s ability to carry out its contingency plans. In particular, the contingency plans developed by N.E.T.'s manufacturing department required that third party suppliers provide additional inventory to N.E.T. by December 27, 1999. This higher level of inventory may involve increased costs to N.E.T. and the risk of write-downs in the value of the inventory if held for a prolonged period of time.

Finally, N.E.T. may not be able to provide or obtain alternate materials or services in all instances. In its contingency plans, N.E.T. attempted to identify substitute and second source suppliers. For certain areas of N.E.T., substitute or second source suppliers may not be readily available or, if available, may not be able to quickly supply products or services required.

Risks

If certain internal systems, Company products and third party products are not Year 2000 compliant, N.E.T. could experience a material negative impact on its business, financial position or results of operations and relating to factors that include, among others: diversion of resources by N.E.T. to address and/or remediate Year 2000 issues; disruption of qualification to sell products in certain foreign jurisdictions; litigation expense; service delays to N.E.T.'s customers arising from the failure of vendors, manufacturers and service providers to adequately address Year 2000 issues; and increased warranty and other claims by N.E.T.'s customers and/or increased product and system repair, replacement, service and maintenance obligations under its existing and future sales, service and maintenance agreements.

While N.E.T. believes the risks associated with the advent of the year 2000 have substantially decreased, N.E.T. cannot state there is no risk. Further, N.E.T. currently cannot accurately assess or estimate the possible impact of the foregoing risks and liabilities because: the legal standards for Year 2000 liability presently are uncertain, particularly in foreign jurisdictions; N.E.T.'s Year 2000 obligations will depend on, among other things, the varying contractual terms contained in its sales, service and maintenance agreements with respect to the particular customer and the nature of such customer's Year 2000 issue; and there can be no assurance that indemnification or pass-through arrangements relating to N.E.T.'s sales, service and maintenance agreements will cover all of N.E.T.'s liabilities and costs incurred in potential Year 2000-related claims.

Notwithstanding, N.E.T. believes that the aggregate cost of resolving the foregoing issues, defending any claims that may be asserted and satisfying adverse judgments, if any, could potentially materially and adversely affect N.E.T.'s business, financial position or results of operations.

Costs

N.E.T.'s efforts to make its internal systems and products Year 2000 compliant were undertaken largely by using its existing workforce. In a few instances, consultants were engaged. The costs for all consultants did not exceed $300,000 in total. N.E.T. has spent approximately $1.3 million to date for Year 2000-related costs and currently expects that the total cost of all Year 2000 efforts will not exceed $2.0 million. These cost estimates do not include the fixed costs involved with employee time spent on Year 2000 matters, nor does it include costs incurred to test products and make those products Year 2000 compliant as those costs were incurred in 1997 and at that time, were not separated out from other product development costs. Finally, the cost estimates provided do not include any potential costs related to customer or other claims or potential amounts related to executing contingency plans, such as costs incurred as a result of an infrastructure or supplier failure. N.E.T. has adequate general funds with which to pay for all expected Year 2000 costs. N.E.T. expects that expenditures for the Year 2000 compliance of internal systems will decline after December 1999.

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

                                    PART II.

                                OTHER INFORMATION

Item 5.     Other Information

            On December 6, 1999, the Company appointed John C. Batty as Senior Vice President and Chief Financial Officer.

            Effective December 6, 1999, Robert P. Bowe resigned as Acting Chief Financial Officer.

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  Exhibit 27.0 Financial Data Schedule for the nine months ended December 26, 1999.

            (b)   Report on Form 8-K

                  On December 15, 1999, the Company filed a report on Form 8-K reporting under Item 5 the signing of an Agreement and Plan of Merger with FlowWise Networks, Inc. for $16 million in cash.

            (c)   Report on Form 8-K

                  On December 22, 1999, the Company filed a report on Form 8-K reporting under Item 5 that revenue for its fiscal third quarter ending December 26, 1999 was expected to fall short of expectations, down 15% to 20% sequentially from the second quarter.

            (d)   Report on Form 8-K

                  On January 10, 2000, the Company filed a report on Form 8-K reporting under Item 2 the acquisition of FlowWise Networks, Inc. pursuant to a reverse triangular merger.

            (e)   Report on Form 8-K

                  On January 26, 2000, the Company filed a report on Form 8-K under Item 5 that announced plans for a reorganization of the Company.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  NETWORK EQUIPMENT
                                                  TECHNOLOGIES, INC.


Dated:  February 9, 2000                  /s/ Hubert A.J. Whyte
                                          --------------------------------------
                                          Hubert A.J. Whyte
                                          President and Chief Executive Officer


                                          /s/ John C. Batty
                                          --------------------------------------
                                          John C. Batty
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)