Form 10-K405
period 2000-03-31
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2000-06-29
CIK 752431

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
(Mark One)

|X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                    For the Fiscal Year Ended March 31, 2000

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from ______________ to ______________

                         Commission File Number 0-15323

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                              94-2904044
                 --------                              ----------
      (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)               Identification No.)

                            6530 Paseo Padre Parkway
                            Fremont, California 94555
                                 (510) 713-7300
     (Address of principal executive offices, including zip code, area code, and telephone number)

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of the voting stock held by non-affiliates of the registrant on June 9, 2000 was $185,160,471; calculated by excluding holders of 10% and more, directors and current executive officers.

      The number of shares outstanding of the Common Stock, $0.01 par value, on June 9, 2000 was 21,539,584.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      The registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on August 8, 2000 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

      This document consists of 67 pages of which this is page 1.

                                     PART I

Item 1. Business

OVERVIEW

Network Equipment Technologies, Inc., doing business as net.com ("net.com") is a leading provider of mission critical multi-service wide area networks (WANs) used by enterprise, service provider and government customers worldwide. WANs are comprised of information switching systems interconnected by long-distance digital transmission links which enable individuals, groups, and businesses to exchange information electronically. net.com's WAN products allow customers to integrate voice, data, image, and video traffic for Asynchronous Transfer Mode ("ATM"), frame relay, Internet Protocol ("IP") and ISDN services across a single network infrastructure.

In fiscal year 2001, we are introducing a new generation of broadband products, net.com's SCREAM(TM), that targets service creation. These service creation products sit at the edge or intersection of networks, allowing telecommunications service providers to manage and create services across their networks and, ultimately, allow users to determine the services they require.

We complement our product offerings with service offerings in network design, installation, implementation and provide ongoing service and support.

net.com was incorporated in California in 1983 and reincorporated in Delaware in 1986. net.com's initial public offering was in 1987 and its Common Stock is publicly traded on the New York Stock Exchange under the symbol NWK. It is headquartered in Fremont, California and has approximately 843 employees worldwide. In fiscal 2000, net.com completed the acquisition of FlowWise Networks, Inc., see discussion in Management Discussion and Analysis, Acquisitions on page 11 of this Form 10-K.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements in addition to statements of historical information. Statements are forward-looking when they discuss net.com's "expectations", "beliefs", "hopes", "intentions", "strategies" or words of similar import. Forward-looking statements are based upon management expectations and involve risks and uncertainties that may cause actual results to differ materially from those anticipated in the forward-looking statements. Many factors may cause actual results to vary including, but not limited to, the factors discussed in this Form 10-K. net.com expressly disclaims any obligation or undertaking to revise or publicly release any updates or revisions to any forward-looking statement contained in this Form 10-K. Investors should carefully review the risk factors described in this document along with other documents net.com files from time to time with the Securities and Exchange Commission.

NETWORKING INDUSTRY BACKGROUND

The networking equipment industry has experienced rapid growth over the last five years due to increases in demand for data, voice, and video communications services by businesses, governments and consumers and the requirement for these organizations to be connected both internally - within an organization - and externally - between different organizations. The growth in internal connectivity demand has led to the development of high speed Local Area Networks ("LANs") and Wide Area Networks ("WANs") to facilitate internal communication while growth in external connectivity demand has led to the development and growth of the public Internet. Bandwidth refers to the information carrying capacity of a channel, and is a key factor for determining the amount, quality, and speed of a particular service available to a user. As the number of users that make use of corporate and public networks continues to increase, the requirement for additional bandwidth will grow. This enormous growth of required bandwidth to deliver various voice, data and video communications services more rapidly and efficiently creates an opportunity for those equipment vendors who can more effectively help service providers deliver these new services and manage their network resources.

The increased capability and capacity of the network to support ever-increasing demands for services and speed over the last few years, has been largely enabled by various technology advances in the wide-area-networking industry.

These developments are facilitating the convergence of voice, video, and data networks and address the needs for Quality of Service (QOS) controls, security mechanisms, and other Virtual Private Network (VPN) capabilities. In particular, broadband technologies rely on cell or packet switching to move information across the network as contrasted with legacy circuit switched ("narrowband") approaches. By breaking information into smaller pieces, cell or packet switching enables information to be moved much more swiftly through the network and enables more traffic to be sent in a shorter time.

As end customers seek to manage their businesses more efficiently and cost effectively they are profoundly changing the ways in which the network is used. New business models are emerging that leverage the high bandwidth connectivity that the new broadband networks provide. The Internet, VPNs, and application and content service providers are playing an important role in facilitating this fundamental change. Traditional providers of transmission facilities such as carriers, cable operators, wireless service providers and network service providers recognize the need to offer broadband access and to differentiate their services in order to remain competitive and profitable.

SERVICE CREATION IS OUR STRATEGIC FOCUS

net.com's strategy is to provide its customers the ability to access and create services using broadband technology while continuing to leverage its multi-service WAN or narrowband technology in areas of the world where the rate of broadband deployment is slower. As service providers have expanded their ability to provide high-speed access, their initial focus has been on managing network subscriber connections. We believe that in a competitive access environment the delivery of services will become more critical as these service providers seek to differentiate their services to generate more revenue and reduce customer churn. In fiscal year 2001, we are introducing a new generation of broadband products, net.com's SCREAM, that targets service creation. These service creation products sit at the edge or intersection of networks, allowing service providers to manage and create services across their networks and, ultimately, allow users to determine the services they require.

PRODUCTS

NARROWBAND

net.com designs, develops and supplies multi-service wide area networks that integrate voice, data, image and video traffic across a single network infrastructure. net.com multi-service WAN networks offer ATM, frame relay, IP, ISDN switching, advanced voice compression and extensive network management capabilities. Traditional narrowband WANs rely on circuit switched technology to provide the infrastructure and capability to link local area networks ("LANs"), campus networks, voice traffic, video and other applications to each other via service provider transmission facilities or services. WAN products may be located at both the service provider and the enterprise premises.

Historically, the majority of net.com's product revenue has been generated by net.com's IDNX(R) and its replacement, Promina(R) Multi-service Bandwidth Managers. In fiscal years 2000, 1999 and 1998, net.com's IDNX and Promina accounted for 95.4%, 93.9% and 90.2% of product revenue respectively. As of April 30, 1999 IDNX products have been replaced by our Promina products and net.com's Panavue(TM) network management systems.

PROMINA 800

net.com's Promina 800 Series family of multi-service access platforms adapt and aggregate voice, data, video and fax traffic for access to ATM and other WAN services. The Promina 800 Series enables standards-based connection of carrier-located equipment or customer-premise equipment through one of the industry's broadest range of user-side interfaces. From a trunk-side perspective, the multi-service systems offer single-platform delivery of feature-rich services such as virtual private networks that could be based on ATM networking, frame relay or Internet Protocol (IP).

The Promina 800 network incorporates intelligence both at its core and in signaling to attached devices. This feature allows the network to quickly reroute traffic automatically in the event of a failure. ATM adaptation of various types of traffic is accomplished via net.com's CellXpress(TM), an internal ATM module option. The CellXpress module provides Class of Service support for constant bit rate and variable bit rate (CBR/VBR) traffic in addition to inverse multiplexing over ATM (IMA).

Voice plays an increasingly significant role as international networking and increased IP traffic impacts the WAN. net.com has an industry-leading set of voice compression products marketed under its PrimeVoice(TM) name. Toll-quality voice compression improves cost efficiencies for emerging international voice resellers and enterprises alike. Combined with the CellXpress ATM access capability, the voice compression capabilities found in the Promina 800 family creates a differentiator allowing enterprises and carriers to take advantage of ATM service offerings.

IP traffic is carried over the multi-service network via an internal multi-protocol router based on Cisco IOS(R) source code. This means that the IP capabilities are well matched to some 70 percent of the routers deployed throughout the world. Frame relay traffic is also supported via an internal frame relay switching module. This combination of voice, data and video capabilities means that customers are not locked to a particular technology, a somewhat unique form of investment protection.

NETWORK MANAGEMENT

The net.com Panavue Network Management System provides SNMP, Simple Network Management Protocol, based management capabilities featuring web-based user interfaces. Its open design based on industry standards provides scalability. The platform's user interface lowers the cost of network ownership by reducing training time, improving access and streamlining operations throughout the network. The platform supports the main family of net.com products. Additionally, the platform's Advanced Fault Management System ("AFMS") provides unified fault management plus integrated service and network management for devices in the network including those from other vendors.

NET.COM'S SHOUTIP(TM)

During the first quarter of fiscal 2001, net.com acquired the assets of Convergence Equipment Technologies, those assets included a small voice-over-IP platform and related software. SHOUTip is a voice-over-IP product that provides an effective way of transmitting circuit voice over an IP packet network. We believe that the voice-over-IP market is set for rapid expansion and that the SHOUTip product provides an early entry vehicle for net.com to participate.

BROADBAND

We believe that net.com is a leader in the creation, management and delivery of services with the introduction of the SCREAM200 Service Creation Manager, our first product in a range of products to be introduced over the next 24 months. We believe net.com may be one of the first to offer next generation service creation capabilities.

net.com's SCREAM200 is a solution that leapfrogs traditional subscriber management solutions to transform the economics of the service provider industry. SCREAM200 and its open service creation platform empower service providers to dynamically create new services and provide the flexibility to accommodate the unpredictable changes in user demand and traffic.

For service providers, a distributed network topology uniquely delivered by net.com's SCREAM200 makes it possible for a service provider to differentiate his service offering thereby positioning it to become the "network of choice" for enterprises, small business and individuals looking to harness the strategic power of networks. SCREAM200 enables the user to customize the creation and delivery of services to individuals, applications, or even IP addresses and pro-actively stimulate demand across the network. We anticipate shipping the first SCREAM product for revenue in the third quarter of 2000. Additional releases are scheduled throughout fiscal year 2001.

CUSTOMERS AND MARKETS

net.com pioneered the concept of multi-service networking and has been delivering these capabilities for seventeen years. With more than 25,000 multi-service systems sold around the globe, net.com serves approximately 1,500 customers in more than 75 countries. The focus of our narrowband product-line has been on large enterprises and carriers for their enterprise business. The initial focus of net.com's new SCREAM broadband product family will be on service providers while ultimately, the service creation features will also be attractive to enterprises. For both net.com's broadband and narrowband products, we focus primarily on information and communication intensive organizations. These customers may be local, national, multinational, or global in their operations.

NARROWBAND

net.com's Promina product line is targeted for service provider, enterprise and government customers. In the service provider marketplace, global carriers use net.com networks for subscriber services as do a variety of emerging carriers, cellular providers and international voice resellers. net.com's strategy for enterprise customers is to provide an integrated range of solutions and alternatives with which to address the complexity required to successfully grow a network by maximizing bandwidth use. For its government customers, net.com addresses the needs of government agencies for reliable, mission critical communications solutions. Current enterprise customers include corporations representing the financial, banking, insurance, energy, transportation, manufacturing and retail sectors. Government customers represent a variety of federal and international agencies and organizations including the Department of Defense, NATO, and ministries throughout the world including Austria, China and Thailand.

The Promina product line currently sees more demand outside the United States especially in emerging markets such as China and Eastern Europe where the telecommunications infrastructure is still being developed. Applications that can be enabled by Promina based solutions include Digital Data Networks ("DDN") that provide basic data services in these emerging markets. International sales represented 28.1%, 32.2%, and 37.3% of net.com's revenue in fiscal 2000, 1999 and 1998, respectively.

Sales to the federal government represented 50.4%, 37.6%, and 33.6% of net.com's revenue in fiscal 2000, 1999 and 1998, respectively. We sell to the federal government through net.com's wholly owned subsidiary, N.E.T. Federal, Inc. ("Federal"), which sells products both directly and through collaborative government contracting and subcontracting arrangements. Government contracts with Federal are for various terms, but most may be terminated by the contracting government agency at their convenience or at annual intervals. Sales to the Federal government include sales under contracts with certain agencies within the Department of Defense ("DoD"). These DoD contracts may be used by other government agencies to purchase net.com products and services. Failure to renew one of these DoD contracts, or to continue as a subcontractor under any of our government contracts could materially effect net.com's operating results and financial condition.

Other than orders from the federal government, no other single customer accounted for more than ten percent of net.com revenue in fiscal 2000, 1999 or 1998.

BROADBAND

We did not ship any SCREAM product for revenue in fiscal 2000, although various trials were being conducted at customer sites. net.com's SCREAM is targeted initially at the service provider market. Within the service provider market, net.com has targeted the following vertical markets for this new broadband product:

1) Traditional incumbent service providers ("IXC" & "ISP"). These are the companies providing communications services of various kinds to both consumers and business;

2) Competitive local exchange carriers ("CLEC"). A subset of the service provider market, these are telecommunications companies providing services to local consumers and business in competition with the traditional incumbent service providers;

3) Application service providers ("ASP"). These companies provide application services over the network;

4) Integration Communication Providers ("ICP). One of the new categories of service providers who are building next generation networks both domestically and globally.

The rate of deployment of broadband services is expected to be largest in the United States in the near term and is, therefore, where our initial marketing efforts will be focused. We expect that the capabilities and features of net.com's SCREAM product line will ultimately be applicable to the international market place.

COMPETITION

The Networking equipment industry is highly competitive and both our current Promina products and our new SCREAM products face significant competition. We compete against companies that have substantially greater financial, technical, marketing and other resources than net.com. These include companies such as Cisco, Nortel,

Newbridge/Alcatel and Lucent, which are large established companies that offer end-to-end solutions competing directly against Promina product line capabilities. In addition, the ability to offer a complete networking solution, rather than a part, makes their products attractive to certain potential net.com customers.

The emerging broadband access market is relatively new but is likely to attract an increasing number of competitors over the next several years since this is where large investments will be made. Although a much newer market there are already a number of companies that have broadband networking solutions for the broadband access market. Many of these companies have focused on the management of a large number of high-speed subscriber connections. Companies targeting this problem include start-ups such as Redback, Redstone and Shasta (now owned by Nortel) along with established companies such as Cisco and Nortel.

Service creation is an emerging market. Currently, there are only a handful of companies targeting this market, which include small start-up companies such as Cosine and Quarry. As the service creation opportunity expands, we expect to see increasing amounts of competition from other companies as well as from the large established networking companies such as Cisco, Lucent and Nortel. These larger companies can use greater financial, technical, and marketing resources to quickly enter the market through internal development of their own products or by acquiring various start-ups. In addition, we may face competition from currently unknown companies and technologies that may offer attractive solutions to our targeted markets.

SALES

Our products and services are sold through both direct and indirect channels. We believe that a direct sales force effort, supported by sales engineers who provide customers with pre- and post-sale technical assistance, allows net.com to gain more in-depth knowledge of customers' network requirements. We have sales offices in 11 countries and more than 111 direct sales and service personnel. This sales effort is supported through more than 80 channel partners. Products and services are sold into more than 75 countries. Our International sales are managed from the net.com Crawley, United Kingdom office.

In North America we sell primarily through direct channels although there are a small number of distributors focused on niche vertical markets. Our International sales are made almost entirely through indirect channels that include distributors and resellers worldwide. In addition to the marketing and sale of products, international resellers provide system installation and technical support. In most cases, international resellers have non-exclusive agreements to resell net.com products within particular geographic areas. Resale agreements do not contain a sales commitment or required sales quota.

net.com has two strategic reseller partnerships, Ericsson Business Networks AB of Sweden ("Ericsson") and Datacraft Asia Ltd. ("Datacraft"). Ericsson is a worldwide partner reselling net.com products in Europe, Asia and Latin America. Datacraft resells net.com products throughout Asia and is responsible for a significant portion of net.com sales in China. Both Ericsson and Datacraft provide service support for the products they sell. Additionally, net.com has an agreement with Commscraft Pty Ltd (formerly Datacraft Technologies Pty Ltd. and affiliate of Datacraft Asia) to resell a jointly developed HINTU (high speed integrated network terminating unit) product and a jointly developed HDSL (high speed digital subscriber line) product. Datacraft Asia is also a reseller of both these products.

A number of telecommunications service providers act as distribution channels for net.com product sales to enterprise customers and service providers worldwide. net.com has joint marketing, system integration, resale and other agreements with service providers such as Concert-British Telecom, GlobalOne, MCI WorldCom, Bell Atlantic, US West, Bell South, Unisource Business Networks, Tele Danmark and Hanwha Corporation. None of these agreements has a required sales commitment and all come up for renewal on a periodic basis. While a failure to renew any one of these agreements would not have a significant impact on net.com's financial results, failure to renew a significant number of these agreements on favorable terms and conditions could have a material impact on our financial results.

N.E.T. Federal supports sales to the U.S. government's defense and civilian sectors. Sales to Federal customers are almost entirely direct. Federal is, however, a subcontractor on a number of government contracts and resells third party product to the Federal government.

net.com's business is not seasonal in nature and sales are generated throughout the year.

BACKLOG

net.com manufactures its products based upon its forecast of customer demand and typically builds finished products in advance of receiving firm orders from its customers. Orders for net.com's products are generally placed by customers on an as-needed basis and we have typically been able to ship these products within 30-90 days after the customer submits a firm purchase order. Because of the possibility of customer changes in delivery schedules or cancellation of orders, net.com's backlog as of any particular date may not be indicative of sales in any future period. See discussion in Business Risk Factors on page 13 of this Form 10-K.

CUSTOMER SERVICE

The markets, customers and complex challenges of the networking industry described above require not only hardware and software based solutions, but also significant support, service and other assistance in the development, operation and expansion of a customer network. Since its inception, net.com has viewed customer service and support as a key element of its overall strategy and a critical component of its long-term relationship with customers. Customers around the world turn to net.com not only for the reliability and performance of our products, but also for our comprehensive support services that optimizes the value of those products. Customers rely on net.com to help maintain the highest possible availability for their mission-critical networks.

net.com's SCREAM Care service offerings provide a wide range of service and support options to customers and resellers of net.com products. Service offerings includes product installation, a choice of different hardware and software maintenance programs to meet the varying needs of our customers, parts repair, remote and on-site technical assistance and customer training. In addition, net.com provides web-based customer support services through our Electronic Support Center. Services available over the web include first-line troubleshooting information for net.com products, technical information such as trouble shooting guides and frequently asked questions, and a web-based interface to net.com's Technical Assistance Center ("TAC") through an Online Case Management system.

TAC is staffed 24 hours a day seven days a week by engineers trained in networking products. TAC assists customers remotely over the telephone and has language facility in many languages including Spanish, Chinese, French and German. TAC engineers have the ability to replicate customer problems and test proposed solutions prior to implementation. As part of net.com's January, 2000 restructuring, net.com consolidated its TAC services worldwide into its Ashburn, Virginia facility. net.com continues to invest in its TAC operations, adding tools, equipment and capabilities to enhance its support services. Maintenance support from net.com's TAC, whether provided over the web or over the telephone, is fee based under either an annual fee contract or on a time and materials basis.

Customer training on net.com products is provided to both end-users and resellers worldwide. net.com has training facilities at its Fremont headquarters facility, in Ashburn, Virginia, Crawley, England and Singapore. In addition, net.com trainers travel to customer and reseller facilities to provide training. net.com training services can be customized to meet the special requirements of its customers. Customers are charged per person per class for net.com training. In addition, certain net.com resellers provide training to net.com end-users on behalf of net.com.

Over the years, net.com has developed expertise in certain professional services such as staging, system integration and managed network services. These services assist customers in optimizing their network investments, allow them to outsource selected network operations to net.com and provide additional expertise on a project basis. Professional services from net.com are utilized throughout the network life cycle from planning and design to implementation. They are generally charged on a per project basis.

A significant amount of net.com's revenue and profits are generated by its service and support offerings. In fiscal years 2000, 1999 and 1998 service and support offerings accounted for 48.5%, 40.4% and 35.1%, respectively, of net.com revenue. net.com cannot guaranty that customers will continue in the future to require service support on net.com networks to the extent that they have in the past. In particular, maintenance contracts for older IDNX networks may not be renewed to the extent customers replace those networks with networking products from other vendors.

MANUFACTURING

net.com has one manufacturing facility located at its Fremont, California facility. Assembly of printed circuit boards and circuit testing of net.com designed products are outsourced to a single subcontractor, Solectron. Final assembly, quality control and final testing are performed in the Fremont manufacturing facility. In addition, net.com maintains control over parts procurement, design, documentation and selection of approved suppliers. We have a multi-year contract with Solectron that requires them to meet defined performance specifications. Because Solectron is a sole source vendor, any interruption in Solectron's manufacturing processes or a failure to renew our contract could have a material adverse effect on our financial results and operations.

Currently, several key components of our Promina and SCREAM products are available only from a single source including certain ASICs and power supplies. In addition, some components are in short supply generally throughout the industry. Depending upon the component, there may or may not be alternative sources or substitutes. Some of these components are purchased through purchase orders without an underlying long-term supply contract. Any delay or difficulties in obtaining needed components could seriously impact our ability to ship products.

We maintain sufficient inventory to ship products quickly, normally within 15 to 60 days after receipt of an order. Scheduling of production and inventory supply is based on internal sales forecasts. Generally, our customer contracts allow the customers to reschedule delivery dates or cancel orders within certain time frames before shipment without penalty and outside those time frames, with a penalty. Because of these and other factors, there are risks of excess or inadequate inventory that could materially impact expenses, revenue and earnings.

net.com is focused on continually enhancing the quality of products and services delivered to customers worldwide. This includes improving the quality of supplied components, subassemblies and internal processes. As part of this continuing process, net.com is ISO 9002 certified.

RESEARCH AND DEVELOPMENT

We believe that our long-term success depends on our ability to maintain product and technology leadership. The networking equipment industry is characterized by rapid technological change, evolving industry standards, frequent new product introductions, enhancements to products currently in the market and constantly changing customer requirements. To compete effectively, net.com must be able to bring new products to market in a timely and cost effective manner and enhance existing products to extend their useful life. Along with making continued investments in our internal research and development, we will also consider strategic acquisitions where appropriate to provide needed technology and resources.

net.com continually monitors relevant markets, its customers' businesses and technology developments in order to develop products that proactively address customer needs. Net.com's new SCREAM products were designed with an open architecture to facilitate the development by third parties of products that will enhance its capability. Further, we design to industry standards and support industry standards bodies in their endeavors. Despite our efforts, however, there is no guaranty that we will be able to successfully develop new products or that our customers or our targeted markets will accept any products we develop.

As of March 31, 2000, we had an engineering staff of 156 engineers working on our SCREAM, Promina or SHOUTip products. The majority of our research and development activity is focused on the SCREAM product line and on our new voice over IP solution, SHOUTip. We continue, however, to provide engineering support to Promina and to provide feature enhancements required to maintain viability. While most product development activity is undertaken in-house, external development organizations are used to shorten time to market.

In fiscal 2000, 1999 and 1998, net.com's research and development expenditures were $42.1 million, $45.8 million, and $43.4 million, respectively. net.com expensed in-process research and development of $879,000 in fiscal year 2000 as a result of the FlowWise acquisition. No in-process research and development costs were expensed in fiscal years 1999 and 1998.

INTELLECTUAL PROPERTY

Our ability to invent and develop new technologies and then to protect these technologies from abuse by others outside our company is an important part of our success. We use all available means to protect our proprietary technology including patents, trade secrets, and copyrights. All our employees sign Confidentiality and Invention Disclosure agreements and anyone outside our company receiving information either signs a Non-Disclosure Agreement prior to receiving information or is a net.com licensee. To foster disclosure of patentable inventions, we provide financial incentives to employees. We believe that ownership of patents, copyrights and trade secrets is important to our ability to compete and to defend ourselves against patent infringement allegations. However, we believe that other factors impact our future success to an equal or greater degree. These include the innovative skill and technical competence of our employees, our ability to understand and stay abreast of the market for our products, and the timely introduction of new products.

Over the past 17 years, a number of patents have been issued to net.com in the United States, Europe and Japan. These include some very early basic ATM inventions that comport with ATM Forum standards. In the last fiscal year, we began a highly focused effort to identify and patent our proprietary SCREAM technology. We expect to continue filing patent applications as our development process for SCREAM moves forward. In addition, as part of our acquisition of FlowWise Networks in December 1999, we became the successor to several filed patent applications relating to the FlowWise product. We are also working to file patent applications for inventions obtained as part of the purchase of the assets of Convergence Equipment Company.

Although we have a number of patent applications pending, we cannot guaranty that any one will result in the issuance of a patent. Even if issued, the patent may later be found to be invalid or may be infringed without our knowledge. It is difficult to monitor use of our technology by others. Despite all the precautions we take, competitors or others outside net.com may obtain our proprietary information through independent development or other means. If we do not effectively protect our intellectual property, it could have a material adverse effect on our competitive position and sales of our products.

In June 2000, net.com entered into its first patent cross-licensing agreement. The agreement is with Lucent Technologies whereby net.com and Lucent licensed patents to the other. Under the terms of the cross-licensing agreement, each company will receive a license under all patents related to their product markets. net.com's portfolio includes patents in basic networking and ATM technologies supported by the ATM Standards Forum and other standard setting bodies. The cross-license has a five-year term.

RESTRUCTURINGS

During fiscal year 2000, we engaged in two restructurings, both of which involved realignment of our corporate structure and reductions in our work force. These restructurings were in addition to the March 1999 reduction in force. In July 1999, we announced a restructuring intended to streamline our corporate organizational structure and to bring expenses in line with projected revenues. The streamlining reduced the structure ofto five functional areas; Marketing, Sales and Service, Product Development, Operations and Finance. All these department heads along with the General Counsel report directly to the CEO. Implementation of the reorganization included employee reductions at all levels of net.com and in all functional areas, other than Marketing and Field Sales. net.com reduced its workforce by approximately 7% worldwide. Expenses related to the restructuring were recognized in the second quarter of fiscal year 2000. See Note 4 to the Notes to the Consolidated Financial Statements on page 33.

In January 2000, we reorganized around our two product lines: circuit switched or "narrowband" products and packet based or "broadband" products. We split our marketing and product development departments between the narrowband and broadband businesses so that each of these new business units will include marketing and engineering focused on the respective product line. The former Vice President of Product Development heads the Broadband business unit as its General Manager and the Vice President of Marketing heads the Narrowband business unit as its General Manager. Both General Managers report directly to the CEO.

As part of the reorganization, we consolidated sales and service in Virginia with support from small field sales offices worldwide. To facilitate the reorganization and reduce expenses, we reduced our workforce by approximately 30% worldwide and closed a number of offices worldwide. All departments were impacted by this reduction. A substantial portion of the expenses related to the restructuring were recognized in the fourth quarter of fiscal year 2000. See Note 4 in Notes to Consolidated Financial Statements on page 33 and Management's Discussion and Analysis on page 13 of this Form 10-K.

Item 2. Properties

net.com is headquartered in Fremont, California. In April 1998, we entered into a twelve year lease for three buildings totaling 290,000 square feet of office, R&D and manufacturing space in an industrial park. In May 2000, we consolidated into two buildings, the R&D building and the manufacturing building. We returned the third building to the landlord who has since leased that building to another tenant. This consolidation resulted from 1) the January 2000 restructuring and
2) the settlement of the ground water intrusion problem affecting all three buildings. In March 2000, an agreement was reached with the landlord and our insurance carrier to move net.com to a new build-to-suit facility next door to the current facility. The new facility will be approximately 185,000 square feet and will be leased to net.com for 10 years under the same economic terms as our existing lease. The move is scheduled to take place in late summer 2001. net.com believes that substantially all the costs associated with the move and the build out of the new facility will be covered by insurance.

net.com and its subsidiaries also lease sales and service offices at other locations in the U.S., England, France, Germany, Mexico, Singapore, Uruguay, Brazil, China and Hong Kong. As a result of the January 2000 restructuring, net.com is currently attempting to sublease its Crawley, England facility and relocate to a smaller facility in the Crawley area. We have also relocated to smaller facilities in several U.S. locations and plan on closing our office in Mexico City.

Item 3. Legal Proceedings

net.com is unaware of any material pending or threatened legal proceedings. From time to time net.com may be involved in employment or other litigation or in activities including litigation needed to collect past due receivables. Generally we do not consider these litigation matters and or collection activities to be material.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

                                     PART II

Item 5. Market for net.com's Common Equity and Related Stockholder Matters

See Note 8 in the "Notes to Consolidated Financial Statements" on page 36. At June 9, 2000, there were 580 stockholders of record of net.com.

MARKET PRICE

Net.com's Common Stock is traded on the New York Stock Exchange under the symbol NWK. The following table sets forth, for the quarterly periods indicated, the high and low sale prices:

         Fiscal 2000                              High         Low
         ---------------------------------------------------------
         First quarter                          $11.00     $  7.31
         Second quarter                          11.63        8.19
         Third quarter                           14.81        8.88
         Fourth quarter                          12.50        9.25
         ---------------------------------------------------------

         Fiscal 1999                              High         Low
         ---------------------------------------------------------
         First quarter                          $20.63      $13.94
         Second quarter                          17.00        8.94
         Third quarter                           13.69        8.00
         Fourth quarter                          10.88        7.88
         ---------------------------------------------------------
net.com has never declared or paid dividends on its capital stock and does not intend to pay dividends in the foreseeable future.

In addition, the Company's 7 1/4% convertible subordinated debentures trade in the over-the-counter market.

Item 6. Selected Financial Data

Five year financial summary:

(Dollars in thousands, except per share amounts)

Years ended March 31,                               2000           1999           1998          1997          1996
------------------------------------------------------------------------------------------------------------------
Revenue                                        $ 225,686      $ 263,835      $ 308,721     $ 324,438     $ 338,899

Income (loss) from continuing operations         (40,070)        (7,054)        14,350        23,302        31,350

Diluted earnings (loss) per share                  (1.86)          (.32)           .65          1.08          1.50

7 1/4% convertible subordinated debentures        24,706         24,706         25,821        25,821        33,526

Total assets                                     259,994        313,112        334,557       301,653       281,957

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the accompanying notes starting on page 24 of this Form 10-K. The discussion contains forward-looking statements that involve risk and uncertainties. These statements relate to future events or our future financial results. Forward-looking statements can often be identified by words such as "may", "will", "should", "expect", "anticipate", "believe", "estimate" or words of similar import. Our actual results may differ significantly from those anticipated by any forward-looking statement as a result of a number of factors, trends, and risks - many beyond our control. These factors and risks are discussed further within Business Environment and Risk Factors below and elsewhere in this Form 10-K.

ACQUISITIONS

In the third quarter of fiscal 2000, net.com completed the acquisition of FlowWise Networks, Inc. ("FlowWise") based in San Jose, California. The acquisition brings to net.com Internet Protocol expertise, which is a major component of net.com's broadband strategy. The acquisition was accounted for as a purchase for approximately $16.2 million in cash. net.com recorded a one-time charge of $879,000 in the third quarter of fiscal 2000 for purchased in-process technology that has not reached technological feasibility and had no alternative future use. In addition, the remaining portion of the purchase price that exceeded the net assets of FlowWise, a total of $16.0 million, was recorded as goodwill and other intangible assets which will be amortized on a straight line basis over five years. See discussion in Business Environment and Risk Factors ("Business Risk Factors") on page 20 and Note 15 of Notes to Consolidated Financial Statements on page 40 of this Form 10-K.

Subsequent to the end of fiscal year 2000, net.com acquired the assets of privately held Convergence Equipment Company from Global Communication Technologies, Inc. for $1.5 million cash. The acquisition will be accounted for as a purchase. Convergence Equipment Company designs and manufactures next generation IP (internet protocol) telephony platforms. Included in the deal are the Convergence Equipment Company's engineering team, intellectual property, and a full-featured IP voice switch.

RESULTS OF OPERATIONS

The following table depicts data derived from the Consolidated Statements of Operations expressed as a percentage of revenue for each of the three years in the period ended March 31.

Percent of Revenue                                2000        1999        1998
                                                  ----        ----        ----

Product revenue                                   51.5%       59.6%       64.8%
Service and other revenue                         48.5        40.4        35.2
                                                 -----       -----       -----

   Total revenue                                 100.0       100.0       100.0
                                                 =====       =====       =====

Product gross margin                              55.3        59.2        60.8
Service and other revenue gross margin            35.2        34.8        38.0
                                                 -----       -----       -----
   Total gross margin                             45.6        49.3        52.8
                                                 =====       =====       =====

Sales and marketing                               31.1        33.0        28.3
Research and development                          18.6        17.3        14.1
General and administrative                         5.6         4.7         3.8
Facility relocation costs                          0.0         0.1         1.1
Other operating expense                            0.8         0.0         0.0
Restructuring costs                                6.7         1.8         0.0
                                                 -----       -----       -----
   Total operating expenses                       62.8        56.9        47.3
                                                 =====       =====       =====

   Income (loss) from operations                 (17.3)       (7.6)        5.5

Interest income                                    3.2         2.5         2.2
Interest expense                                  (1.0)       (0.8)       (0.6)
Other                                              3.0         0.3        (0.3)
                                                 -----       -----       -----


Income (loss) before income taxes                (12.1)       (5.6)        6.8

Income tax provision (benefit)                     5.7        (2.9)        2.2

Extraordinary gain                                 0.0         0.1         0.0
                                                 -----       -----       -----

Net income (loss)                                (17.8%)      (2.6)%       4.6%
                                                 =====       =====       =====

COMPARISON OF 2000, 1999 & 1998

Revenue Total revenue decreased 14.4% to $225.7 million in fiscal 2000 as compared to $263.8 million in fiscal 1999. Fiscal 1999 was a decrease of 14.5% compared to the $308.7 million in fiscal 1998. Product revenue decreased 26.1% to $116.1 million in fiscal 2000 as compared to $157.1 million in fiscal 1999. Fiscal 1999 was a decrease of 21.5% compared to the $200.2 million in fiscal 1998. The decrease in product revenue is primarily the result of lower sales of our circuit switched or "narrowband" product line, Promina, which accounts for the majority of the product sales worldwide. Promina sales decreased as part of a general decline in the overall market for circuit switched products and an increase in the market for packet switched or "broadband" products. Product revenue for the North America sales channel decreased 57.2% to $21.6 million in fiscal 2000 compared to $50.5 million in fiscal 1999. Fiscal 1999 was flat to the $50.7 million in fiscal 1998. Product revenue for the European sales channel decreased 39.4% to $27.0 million in fiscal 2000 compared to $44.6 million in fiscal 1999. Fiscal 1999 was a decrease of 18.7% compared to the $54.9 million in fiscal 1998. Promina sales have decreased in the North America & European sales channels as a result of the movement to broadband discussed above, which is occurring more quickly in these areas. Partially offsetting the decline in product sales for the North America and European sales channels was an increase in product sales for the U.S. Federal channel, which includes sales to the U.S. government and U.S. government contractors. Product revenue for the U.S. Federal sales channel increased 13.8% to $50.6 million in fiscal 2000 compared to $44.3 million in fiscal 1999. Fiscal 1999 was a decrease of 12.6% compared to the $50.7 million in fiscal 1998. The increase in product sales from the U.S. Federal channel resulted from sales of upgrades to support Y2K compliance in U.S. government networks. The overall migration towards broadband technology is expected to occur more slowly in the federal markets than in the commercial markets.

Service and other revenue, which includes OEM product sales, increased 2.7% to $109.5 million in fiscal 2000 as compared to $106.7 million in fiscal 1999. Fiscal 1999 was a decrease of 1.7% compared to the $108.5 million in fiscal 1998. The increase resulted from other revenue, primarily systems integration services in support of product sales to the U.S. government. Other revenue sales in fiscal 2000 increased 24.1% to $43.7 million in fiscal 2000 as compared to $34.8 million in fiscal 1999. Fiscal 1999 was flat to the $34.1 million in fiscal 1998. Partially offsetting the increases in other revenue has been a decrease in service revenues. Service revenue decreased 7.2% to $65.9 million in fiscal 2000 as compared to $71.9 million in fiscal 1999. Fiscal 1999 was a decrease of 3.3% compared to the $74.4 million in fiscal 1998. The decrease in service revenue is a result of customers reducing their service level requirements as their networks prove to be reliable and well functioning.

In response to the likely continuing decline in the sales for our Promina products, we are implementing a migration strategy that includes aggressively developing and marketing broadband products. As part of the broadband strategy, we are developing new service creation solutions that we expect to expand our service offerings.

Gross Margin Total gross margin, comprised of product and service margin, decreased as a percentage of total revenue to 45.6% in fiscal 2000 compared to 49.3% in fiscal 1999 and 52.8% in fiscal 1998. The decrease in total gross margin is primarily the result of the following:

1) lower product gross margin. Product gross margin decreased to 55.3% in fiscal 2000, compared to 59.2% in fiscal 1999 and 60.8% in fiscal 1998. The decrease in product gross margin is primarily the result of unfavorable manufacturing variances that resulted from lower product revenues. In addition, a charge of $1.2 million for inventory reserves in connection with the obsolescence of non-year 2000 compliant inventory was taken in fiscal 2000. Partially offsetting the variances in fiscal 2000 were reductions in manufacturing costs as a result of the two restructurings.

2) lower product revenue as a percent of total revenue for fiscal 2000 as compared to fiscal 1999 and 1998. Gross margins are higher for product revenue than for service revenue. As product revenue decreases, service revenue becomes a larger component of total revenue. As a result, this change in the mix in product revenue versus service and other revenue impacted total gross margin.

Service and other revenue gross margin increased to 35.2% in fiscal 2000, compared to 34.8 % in fiscal 1999. Fiscal 1999 gross margin decreased compared with fiscal 1998 gross margin of 38.0%. The increase in service and other revenue gross margin in fiscal 2000 is primarily the result of lower expenses, which resulted from reduced headcount for service support. The gross margin decline in fiscal 1999 compared to fiscal 1998 resulted primarily from a decrease in gross margin for systems integration services due to changes in the mix of OEM products (included in other revenue) and services.

Operating Expenses Operating expenses in fiscal 2000 decreased $8.4 million to $141.8 million compared to $150.2 million in fiscal 1999. Fiscal 1999 operating expenses increased $4.4 million, compared to $145.8 million in fiscal 1998. Operating expenses as a percentage of total revenue increased to 62.9% in fiscal 2000, compared to 56.9% in fiscal 1999 and 47.2% in fiscal 1998. In the second quarter of fiscal 2000, we completed a restructuring that included a reduction in our workforce. This reduction contributed to lower operating expenses in future quarters. See Item 1, Restructurings and Note 4 of Notes to Consolidated Financial Statements on page 33 of this Form 10-K). An additional restructuring occurred in the fourth quarter of fiscal 2000. This restructuring divided net.com into two business units, one dedicated to developing and delivering our new broadband products and the other to managing the existing narrowband business. See Item 1, Restructurings and Note 4 of Notes to Consolidated Financial Statements on page 33 of this Form 10-K. These actions resulted in a charge of $12.2 million in the fourth quarter of fiscal 2000 to provide for a reduction in headcount and the closure of field offices worldwide. Excluding these two restructuring charges, operating expenses would have decreased $24.0 million to $126.2 million in fiscal 2000.

Sales and marketing expenses in fiscal 2000 decreased $16.8 million to $70.2 million compared to $87.0 million in fiscal 1999 and $87.3 million in fiscal 1998. Sales and marketing expenses as a percentage of total revenue decreased to 31.1% in fiscal 2000, compared to 33.0% in fiscal 1999. In fiscal 1999, Sales and Marketing expenses increased 28.3% from fiscal 1998. The decrease in fiscal 2000 spending resulted from reduced headcount, continued focus on cost control and lower sales related expenses. As a result of the restructuring actions that took place in fiscal 1999 and fiscal 2000, management expects sales and marketing expenses to decline in fiscal 2001 compared to fiscal 2000.

Research and development expenses in fiscal 2000 decreased $3.7 million to $42.1 million, compared to $45.8 million in fiscal 1999. Fiscal 1999 research and development expense increased $2.3 million from $43.4 million in fiscal 1998. The decrease in expenses in fiscal 2000 compared to fiscal 1999 is primarily the result of: 1) reduced headcount following the restructuring activities; and 2) reduction in the cost for capital equipment purchases in fiscal 2000 as compared to fiscal 1999. In fiscal 1999, the cost for capital equipment purchases increased compared to fiscal 1998. In fiscal 2001, we intend to focus research and development resources on development and release of our broadband technology offerings. We expect research and development spending to be flat or slightly below fiscal 2000 levels.

General and administrative expense in fiscal 2000 increased $250,000 to $12.6 million, compared to $12.4 million in fiscal 1999 and $11.8 million in fiscal 1998. The increase in fiscal 2000 is primarily the result of outside consulting and legal expenses partially offset by lower salary and benefit expenses. Legal expenses increased in fiscal 2000 as a result of activities related to the defense of patent infringement claims made by Lucent. See discussion in Business Environment and Risk Factors section on page 20 of this Form 10-K. We expect general and administrative expense in fiscal 2001 to decline compared to fiscal 2000 as a result of the restructuring actions conducted in fiscal 2000 and the cross licensing of patents with Lucent.

A charge of $879,000 was recorded in fiscal 2000 for purchased in-process technology that arose from the acquisition of FlowWise. Amortization of goodwill and intangibles related to the FlowWise acquisition totaled $801,000 in fiscal year 2000. See discussion in Business Risk Factors on page 20, Note 15 of Notes to the Consolidated Financial Statements on page 40 and Management's Discussion and Analysis on page 14 of this Form 10-K.

Non-Operating Items Interest income, primarily related to cash investments, increased $726,000 to $7.3 million in fiscal 2000 compared to $6.6 million in fiscal 1999 and $6.7 million in fiscal 1998. The increase in interest income is primarily the result of a shift in the investment portfolio from tax-exempt securities to taxable securities.

Interest expense, primarily related to the 7 1/4% convertible subordinated debentures, for fiscal 2000 increased $306,000 to $2.3 million, compared to $2.0 million in fiscal 1999 and $2.0 million in fiscal 1998. The increase in interest expense is primarily related to debt obligations assumed by net.com as part of acquisition of FlowWise. We are in the process of retiring the debt obligations and we do not expect an increase in interest expense in fiscal 2001.

Other income in fiscal 2000 increased $6.0 million to $6.7 million, compared to $738,000 in fiscal 1999 and an expense of $797,000 in fiscal 1998. Other income in fiscal years 2000 and 1999 includes gains of $7.2 million and $1.0 million respectively, mostly from the sale of all of the equity securities held in a publicly traded company.

Fiscal 2000 included a tax provision of $12.8 million as compared to tax benefit of $7.6 million in fiscal 1999 and a tax provision of $6.8 million in fiscal 1998. In fiscal 2000, we evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. Under the applicable accounting standards, we considered the history of losses and concluded that it was appropriate to fully reserve our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, cash, cash equivalents and temporary investments were $124.9 million, as compared to $154.6 million at the end of fiscal 1999 and $161.5 million at the end of fiscal 1998. Cash used by operations was $2.2 million in fiscal 2000, compared to cash provided by operations of $19.0 million and $53.7 million in fiscal 1999 and 1998, respectively. The decrease primarily resulted from a net loss in fiscal 2000 along with decreases in accounts payable and accrued liabilities. Partially offsetting the reductions in fiscal 2000 was a decrease in deferred income taxes.

Net cash provided from investment activities was $16.9 million in fiscal 2000, compared to a net use of $63.2 million and $37.9 million in fiscal 1999 and fiscal 1998 respectively. Net cash provided by investment activities consisted primarily of the proceeds from maturing temporary cash investments of $152.1 million, which was partially offset by $113.5 million in purchases of temporary cash investments and the net use of $15.4 million cash for the acquisition of FlowWise (net of cash acquired).

Net cash provided by financing activities was $286,000 in fiscal 2000, compared to net cash of $1.3 million used in fiscal 1999 and net cash of $4.5 million provided in fiscal 1998. In fiscal 2000, cash provided by financing activities was $4.1 million from the sale of common stock, which was partially offset by the use of $3.8 million in cash for the repurchase of common stock.

During fiscal 2000, a secured line of credit of $10.0 million was available for net.com's use. The security for this line of credit is $10.0 million identified on the balance sheet as restricted cash. This line of credit was terminated by net.com as of May 2000. At March 31, 2000, there were no outstanding borrowings under this line. In addition, as of March 31, 2000, the balance sheet identified an additional $3.1 million in restricted cash. This cash is identified for an escrow account held for future payouts to FlowWise employees. See Note 15 of Notes to Consolidated Financial Statements of this Form 10-K.

The Board of Directors reauthorized a share repurchase program in October of 1999. During fiscal 2000, 437,700 common shares at an average price of $8.62 per common share were repurchased. We intend to continue the share repurchase program in fiscal 2001 and from time to time will reenter the market to repurchase shares.

We believe that our existing current cash and cash equivalents, temporary cash investments and cash flows from operations will be sufficient to fund operations, purchases of capital equipment and research and development programs currently planned at least through the next 12 months.

BUSINESS ENVIRONMENT AND RISK FACTORS

net.com's business is subject to the risks below. Although we have tried to identify the material risks to our business, this not an all inclusive list. There may be additional risks not listed because either they have not yet been identified or they are not material now, although they could become material in the future. Any one of the risks identified below could materially impact our business, results of operation or financial condition.

NET.COM HAS LOST MONEY FOR THE PAST THREE QUARTERS AND COULD INCUR LOSSES IN FUTURE QUARTERS

While we have been profitable in the past, for the past three quarters and for five out of the last six quarters we have had losses. Our net loss totaled $40.1 million for fiscal year 2000. We will continue to incur large research and development, marketing and sales expenses to release our new SCREAM product line. Although we have taken a number of measures to reduce expenditures, our SCREAM expenditures mean we need to generate significant revenues to achieve profitability. Since we do not foresee revenue growth from our existing Promina product line, profitability will need to come from the growth in revenue associated with the introduction of new products including those recently acquired. Even if we do achieve profitability in a future quarter, we cannot guaranty that that profitability will be sustainable.

CASH RESERVES MAY CONTINUE TO DECREASE IF LOSSES CONTINUE

Because of our recent losses, we have had to use portions of our cash reserves to fund operations. In fiscal year 2000, we expended $2.2 million of our cash reserves for this purpose. Until we become profitable, a further decline in our cash reserves may be required in order to fund operations. Further depletion of our cash reserves could negatively effect our stock price.

OUR OPERATING RESULTS ARE LIKELY TO FLUCTUATE THEREBY AFFECTING OUR STOCK PRICE

Our operating results may be subject to quarterly fluctuations as a result of many different factors. Some of those factors include:

1) General economic conditions in the United States and abroad that can affect capital spending decisions of our customers.

2) Decreased demand for our Promina circuit switched products due to a decline in the markets for our technologies. We expect that in the future, our net sales of Promina will remain below what we experienced in previous years. The market for circuit switched networking products appears to be decreasing, possibly substantially, as commercial customers in the United States initially and worldwide thereafter increasingly adopt packet or "broadband" technologies. We cannot predict the speed at which the transition from circuit to packet technologies will occur. The transition may occur more rapidly than we have anticipated, which would cause quarterly fluctuations in product sales to increase and could have other adverse effects on our financial results.

3) Market conditions including increased competition from our competitors' new or enhanced products or the entry of new competitors in the markets we target.

4) Increases or decreases in our operating expense. Most of our expenses are fixed, rather than variable. As a result, any shortfall in revenue for a quarter may materially impact our financial condition and results of operations.

5) Delays in introducing our new products to the market.

6) Our inability to ship products as ordered. This could be due to many factors such as a shortage or delay in receiving component parts or other failures by third party suppliers, or customers canceling orders or postponing shipments. Our customers, including resellers, have the contractual right to delay scheduled order delivery dates with minimal penalties and to cancel orders within specified time frames with no penalty. Delays or cancellations make it difficult to predict when an order may actually ship.

7) Our lack of backlogged product orders at the beginning of each quarter. Historically, the majority of our revenue in each quarter has resulted from orders received and shipped in that quarter. In the past fiscal year, we have not started a quarter with a sufficient amount of backlogged orders to meet the sales forecast for that quarter. Because many smaller networking equipment companies have the same ordering patterns yet still see increased revenue growth, we do not believe that backlog is necessarily indicative of future revenue levels. Without a backlog, we have been forced to schedule production and certain expenses based more upon forecasts of sales, which are difficult to predict. Forecasting sales during a quarter is difficult in part because a large portion of our orders historically have been received and filled in the last month of the quarter. This ordering pattern creates a significant risk of too much or too little inventory if orders do not match forecast. Furthermore, if large orders do not close when forecasted or if near-term demand weakens for the products we have available to ship, our operating results for that or subsequent quarters would be adversely affected.

While it would be impossible to list all the factors that can affect revenues in a quarter or a fiscal year, the factors listed can have a significant effect. Because of possible fluctuations resulting from these various factors, results of operations in any one-quarter do not necessarily indicate what results can be expected in future quarters. Future declines in networking product sales for any reason could have a materially adverse effect on our business, financial condition or results of operations. Additionally, to the extent that we do not achieve profitability in any given quarter or that our forecasted revenue is below the expectations of the publicly traded markets, the price of our common stock could fall, perhaps a significant amount.

WE ARE DEPENDENT IN LARGE PART ON THE PROMINA PRODUCT LINE UNTIL INTRODUCTION OF NET.COM'S SCREAM PRODUCT LINE IN FULL

Currently, we derive the majority of our product revenue from our Promina product line, a circuit-based technology that will eventually be replaced entirely by our packet based product line, net.com's SCREAM. We believe that circuit-based technology generally is becoming obsolete, but we cannot foresee when this obsolescence will become complete. While we work to develop our SCREAM product line, we are dependent upon our Promina products to generate the bulk of our revenue. Upon introduction of SCREAM, it will take time to develop the market for this product. Our ability to complete development of net.com's SCREAM product line and to successfully introduce that product to the technology market could materially affect our financial condition and results of operation.

The move from circuit to packet based products appears to be happening more quickly in the commercial markets in the United States than elsewhere in the world. As our largest market has traditionally been the United States, this is where we have seen the largest drop-off in commercial product sales. Consequently, international sales will continue to account for a significant portion of our Promina sales in future periods. International sales tend to have risks that are difficult to foresee and plan for including political and economic stability, regulatory changes, currency exchange rates, tax rates and structures, and collection of accounts receivable. Unforeseen events in various areas of the globe may have an adverse impact on us such as the recent economic difficulties in Asia and Latin America. Further, our international markets are served primarily by non-exclusive resellers who themselves may be severely impacted by economic or market changes within a particular country or region. Unforeseen or unpredictable changes in international markets could have an adverse effect on our business, results of operations and financial condition.

INCREASED COMPETITION IS LIKELY IN THE FUTURE

The market for networking products is extremely competitive. Our specific market, telecommunication equipment, is a highly competitive and dynamic market characterized by the easy entrance of new start-up companies, rapid changes, converging technologies and a worldwide migration from existing circuit technology to the new packet based technologies. We compete directly both internationally and domestically with many different companies, some of which are large, established suppliers of end-to-end solutions such as Cisco, Lucent, Nortel and others which are new start-up ventures. Many of the large suppliers have greater financial, marketing and technical resources and offer a wider range of networking products than we have. They are often able to devote greater resources to the development, marketing and sale of their products and to use large market capitalizations or significant cash to acquire other companies with technology and/or products that are competitive with ours. They often can compete favorably on price because their large product selection allows them to decrease the price for any individual product without impacting their overall product margins. Small start-up ventures are better able to devote all their resources to a particular product development unencumbered by the requirements to support an existing product line. As a result of the market's favorable reaction to recent initial public offerings by technology companies, start-ups also often have large market capitalizations allowing them easy access to capital which could be used for various growth activities including funding competitive acquisitions. Through these acquisitions, competitors can obtain strategic advantages that may adversely affect our business, financial condition or results of operations.

To remain competitive, we need to develop new products that meet the ever-changing needs of the networking market but that can be purchased at a competitive price. We also must enhance our current products to provide needed features that increase the overall value proposition for the customer while keeping the price competitive. Due to the competitive nature of the market, we may not be able to maintain prices for our products at levels that will sustain profitability over the short or long term.

A SIGNIFICANT PORTION OF OUR REVENUE IS GENERATED FROM SALES TO THE FEDERAL GOVERNMENT

A significant portion of our revenue from both product and services comes from contracts with the U.S. government, most of which do not include purchase commitments. While the transition from circuit to packet technology is slower in the Federal market than in the commercial market, orders from the U.S. government may not continue at historical levels, and it is possible that we will not be able to obtain orders from new commercial customers to make up any shortfall. The Federal market is characterized by rapid consolidation of companies serving this market. As our federal contracts come up for renewal, the government is tending to favor larger companies that can assume the role we currently hold as primary contractor making us a subcontractor to a prime. If we cannot find larger federal companies to partner with us on renewal of our federal contracts, we could see a decrease in U.S. government orders and resulting revenue. In addition, as a subcontractor, we often cannot offer the same array of products and services at the prices we have in the past. This could lead to a decrease in sales and related gross margin on those sales. Should U.S. government orders substantially decline, it could have a material adverse effect on our business, results of operations and financial condition.

OUR INABILITY TO SIGN COMPETITIVE RESALE PARTNERS INTERNATIONALLY COULD SIGNIFICANTLY AFFECT FUTURE PRODUCT AND SERVICE REVENUE

Because the transition from circuit to packet technology is slower outside the United States, we expect international sales will continue to account for a significant portion of our Promina product sales in future periods. Resellers whose territory corresponds to a particular geographic region that is not exclusive to that reseller generate most international sales. Resellers do not have minimum purchase requirements that they must meet. While we require our resellers to use their best efforts to resell our products, because our product line is small, our resellers must often resell product lines from other networking companies including our competitors such as Cisco, in order to sustain a profit. Because of Cisco's size and dominant position in the network equipment market, it is difficult to find a reseller who does not resell Cisco products. Due to the difficulty of signing up resellers without pre-existing competitive relationships, our resellers are not always successful in promoting our products impacting the sustainability of our international product sales. If we cannot develop relationships with resellers that can effectively market and sell our products and services, we will not be able to meet our forecasted sales and revenue in future quarters.

OUR LATIN AMERICA SALES MAY CONTINUE AT DEPRESSED LEVELS

Sales in Latin America have largely been through strategic international resale partners, primarily IBM and Ericsson Networks, rather than through local resellers. Our reseller relationship with IBM ended in late 1997. In Latin America, Ericsson Networks has focused on marketing and selling its own internally developed products. The decline of these two relationships has significantly impacted product revenue in Latin America. If we cannot find other resale channels, our Latin American sales may continue at current or decreased levels thereby impacting our business, results of operations and financial condition.

GROWTH IN REVENUE IS PREDICATED UPON TIMELY RELEASE AND MARKET ACCEPTANCE OF OUR SCREAM BROADBAND PRODUCT LINE

Although we believe the circuit switched product market to be declining, we believe there is significant opportunity for growth in the packet switched product market. That is why we have focused our research and development activities on our new SCREAM broadband product line. We cannot guarantee, however, that broadband product markets will grow as fast as we expect nor can we guarantee that the market will readily adopt our product. If we fail to release our broadband products on time, if our products do not have the features and capabilities that the broadband market is looking for, or if our products can not be competitively priced then our broadband product line may not generate the revenue that we currently expect. That failure could materially adversely affect our business, results of operations and financial condition.

OUR CUSTOMERS MUST FOCUS ON SERVICE CREATION AND DELIVERY FOR OUR NEW SCREAM PRODUCT TO GAIN ACCEPTANCE IN THE BROADBAND ACCESS MARKET

net.com's new SCREAM product focuses on allowing our customers to deliver services to their customers. Service creation is a concept that is only just now being seriously studied by our customers. While early indications are that this is a significant product feature, if the move by our customers to adopt the service creation model is slow or if our customers ultimately reject this as an unneeded technology feature, then our SCREAM product may not be accepted or may be accepted slowly by the broadband access market. In either case, a lack of acceptance or a slower than anticipated acceptance could impact our forecasted revenue.

IF WE ARE UNABLE TO HIRE QUALIFIED NEW EMPLOYEES OR TO RETAIN EXISTING EMPLOYEES, THEN WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR BUSINESS

As with all technology companies, our success is dependent on being able to attract and retain highly skilled engineers, managers and other key employees. In particular, we have seen a large turnover in our direct sales force in North America. This turnover has impacted our ability to sell products in the United States. The current tight job market has made competition for employees very intense for all employers. The large job growth in the San Francisco Bay Area and the competition for employees from companies able to offer greater compensation incentives through either stock options for stock with a perceived higher growth value than net.com, or offering a large equity interest in a pre-IPO start-up company has made it difficult for many departments in net.com including Marketing and Engineering to attract and recruit new employees in a timely manner. While we have put additional focus and resources into our recruitment activities and have taken steps including compensation and other incentives that we hope will mitigate these competitive advantages, we cannot say that in the current economy, our increased efforts will substantially improve the recruitment and retention issues faced by our company at this time. Our inability to attract, recruit and retain key personnel, particularly engineers, sales and marketing employees, could impact our ability to meet important company objectives such as product delivery deadlines and sales targets. That in turn could significantly impact our business, results of operations and financial condition.

We recently experienced the departure of our Vice President of WorldWide Sales and Service. For the present, the Vice Presidents of the geographic sales units and the Vice President of Worldwide Service are assuming her duties and responsibilities. We are in the process of analyzing the appropriate long-term solution for replacement of her position.

OUR NEED TO OBSOLETE OUR STM PRODUCT LINE COULD IMPACT REVENUE IN FUTURE PERIODS

Due to an inability to find parts needed to manufacture our STM product line, we will be working with our customers to end of life this product line effective at the end of fiscal year 2001. In fiscal 2000, STM accounted for 6.4% of our product revenue. We are not planning on replacing the STM with another product line for that market. If revenue generated from our new products is not sufficient to compensate for revenues lost from STM product sales, the phase out of the STM product could impact our results of operations and financial condition in future periods.

WE RELY ON A NUMBER OF SOLE SOURCE SUPPLIERS FOR OUR COMPONENT PARTS

For both net.com's Promina and new SCREAM product lines, we purchase key components from single source suppliers. In particular, our back planes, ASICS and power supplies come from single source suppliers. If one of these suppliers were no longer able to supply a required component, it could result in our having to significantly reengineer the affected product. Further, due to increased demand and a shortage of capacity in the semiconductor industry, lead times for ordering parts have increased. If we encounter shortages or delays in receiving ordered components or if we are not able to accurately forecast our ordering requirements, this could adversely impact our ability to ship ordered products and could ultimately negatively impact our results of operations and financial condition.

WE SINGLE SOURCE OUR MANUFACTURING PROCESS SO THAT A FAILURE OR DELAY BY THAT VENDOR COULD IMPACT OUR ABILITY TO TIMELY SHIP OUR PRODUCTS

We currently subcontract some testing and all product manufacturing to one company, Solectron. Final test and assembly is generally performed at our Fremont, California facility. While subcontracting creates substantial cost efficiencies in the manufacturing process, it also exposes us to delays in product shipments should Solectron be unable to perform under our contract. In addition, should Solectron in some future period decide not to renew our contract with them, it would be difficult for us to quickly transfer our manufacturing requirements to another vendor likely causing substantial delays in customer product shipments and impacting revenue and our results of operations.

OUR PRODUCTS HAVE LONG SALES CYCLES MAKING IT DIFFICULT TO PREDICT WHEN A CUSTOMER WILL PLACE AN ORDER AND WHEN TO FORECAST REVENUE FROM THE RELATED SALE

Our products are very complex pieces of networking equipment and represent a significant capital expenditure to our customers. The purchase of our products can have a significant impact on how a customer designs its network and provides services either within its own organization or to an external customer. Consequently, our customers often engage in extensive testing and evaluation of products before purchase. There are also numerous financial and budget considerations and approvals that often must be obtained before a customer will issue a purchase order. As a result, the length of our sales cycle can be quite long, up to a year in some cases. While customers may tell us that they are planning to purchase our products, to ensure a purchase order is placed, we often must incur substantial sales and marketing expense. If the order is not placed in the quarter forecasted because approvals took longer than anticipated by the customer, our sales may not meet forecast and revenues may be insufficient in that quarter to meet expenses.

TO MAINTAIN OUR COMPETITIVE ADVANTAGE, WE NEED TO PROTECT OUR INTELLECTUAL PROPERTY FROM INFRINGEMENT BY OTHERS

Our future success is dependent upon our ability to develop new products superior to those of our competitors. We have an aggressive program in place to patent our intellectual property and protect it from infringement by competitors. In addition, we take measures to protect our trade secret information from disclosure by third parties and current and former employees. Despite our concerted efforts in these areas, we cannot guarantee our patents will issue or that we will be able to protect our trade secrets from disclosure. Even if a patent does issue, we cannot guarantee that it will not later be found invalid or infringed without our knowledge. In particular, with the movement of employees from competitor to competitor, it may be inevitable that trade secret information will be disclosed at some point and used in product development. Monitoring unauthorized use of our technology and trade secrets is extremely difficult. If our technology or trade secret information is disclosed to a competitor, it may not be possible for us to prove infringement or misappropriation sufficiently for a court to take actions necessary to protect us. If a competitor gained an advantage through infringement and/or misappropriation of our trade secrets, it could seriously impact our competitive position in the market and ultimately our financial condition.

WE HAVE BEEN SUBJECT, AND MAY AGAIN BE SUBJECT, TO CLAIMS THAT OUR TECHNOLOGY INFRINGES ANOTHER'S INTELLECTUAL PROPERTY

Over the past decade, many companies have developed a business model where they seek to increase their revenues by claiming infringement of one or more of their patents. A number of these companies are large with extensive patent portfolios developed because of their actual monopoly or near monopoly positions in certain markets. These companies approach other companies and attempt to coerce them into a licensing agreement by threatening to use their resources and patent portfolio in never ending claims of infringement against their many patents. While we have patents in our portfolio that we consider valuable, we do not have an extensive enough portfolio to easily defend against these accusations of infringement. Even if the infringement claims are without merit, defending against these claims is time consuming and expensive especially for a small company such as net.com and takes us away from the focus of our business. In every case, we may not be able to successfully negotiate a licensing agreement or the third party may institute litigation against us. In addition, if we were required to pay royalties to an ever-increasing number of companies, it could impact our financial condition and results of operation.

We recently entered into a cross-licensing agreement with Lucent Technologies in settlement of our cross claims of patent infringement. We are each licensed for use of all patents relevant to our individual businesses.

WE CANNOT GUARANTEE THAT OUR ACQUISITIONS WILL PROVE SUCCESSFUL

We completed one acquisition in the fiscal year ended March 31, 2000, FlowWise Networks, Inc. In addition, after the close of the fiscal year, on May 2, 2000, we acquired Convergence Equipment Company. The purchase of FlowWise provided us with Internet Protocol or "IP" technology expertise that we consider important for us to effectively develop competitive products for the emerging broadband market. We are selling the FlowWise product under the net.com label and are also considering licensing the FlowWise technology to others. See Note 15 of Notes to Consolidated Financial Statements in this Form 10-K and Management's Discussion and Analysis, Acquisitions, on page 11 of this Form 10-K. The purchase of Convergence gives us voice over IP technology that can be incorporated into our existing Promina product line. We believe that adding the voice over IP feature will enhance the value proposition for customers of our Promina products.

While the intent of both these acquisitions is to enhance our competitive position, we cannot be certain that either acquisition will have this result. To be successful, we must overcome risks associated with these acquisitions including the possible inability to integrate the FlowWise or Convergence technologies and products with our current and future technologies and products, the possible loss of key FlowWise or Convergence employees before products are completed, the possible inability of net.com to successfully sell the FlowWise products due to our inexperience in the router accelerator market and the many strong competitors in the larger router market, our inability to successfully sell the Convergence product as an enhanced feature due to the many competitors in this market and the overarching migration from circuit to packet based products, or our inability to complete development of the Convergence product and successfully bring it to market in a timely manner. Failure to bring the Convergence product to market in a timely manner could impact our ability to maintain projected revenue levels for the Promina product. In addition, competition, technology changes and other factors may force us to change our broadband strategy and that may impact the significance of the FlowWise acquisition. If either of these acquisitions proves unsuccessful, it could have an adverse effect on our business, financial condition or results of operations.

OUR RECENT RESTRUCTURINGS MAY NOT HAVE THE DESIRED BENEFICIAL EFFECT ON OUR BUSINESS GOING FORWARD

During fiscal year 2000, we engaged in two restructurings both of which involved realignment of our corporate structure and a reduction in our work force. These restructurings were in addition to the reduction in force in March 1999. In July 1999, we restructured in order to streamline our organizational structure and to bring expenses in line with projected revenues. In January 2000, we reorganized around our two product lines, circuit switched or "narrowband" products and packet based or "broadband" products. See Note 4 in Notes to Consolidated Financial Statements on page 33 and Item 1, Business, Restructuring, on page 9 of this Form 10-K.

The intent of both restructurings was to increase efficiency by simplifying the organizational structure and to bring expenses in line with revenue. We cannot guarantee, however, that the sought after efficiency will result from these restructurings, that expenses will be reduced sufficiently to return us to profitability, or that either or both of the restructurings will have a positive long term effect.

In particular, while the intent of the January reorganization was to bring increased focus on our broadband product development while maintaining support of our existing narrowband products, there is no guarantee that the reorganization will result in the increased focus required to release broadband products in a timely manner and still adequately support narrowband sales. Employees may not focus sufficiently on implementation of the broadband strategy because of preoccupation with the effects of the restructuring. In addition, as a result of the organizational changes, we may lose a significant number of employees that we wanted to retain thereby impacting our ability to be successful in the broadband market. Nor can we be certain that even if implemented, our broadband strategy will be successful. The broadband market may not expand as quickly as anticipated or that market may not accept our products.

WE FACE GREATER CREDIT RISK FROM SOME OF OUR NEW CUSTOMERS

Historically, our customers have tended to be large established companies who either used our products to develop their own wide area network or were phone companies using our products to allow their customers to access their regional or national network. In the past two years, our customers have changed to now include smaller start-up telecommunications companies. Because these start-up companies typically do not have either long operating histories or significant capitalization, traditional lending sources are often not available to them. Since financing assistance from the manufacturer is often required to consummate the transaction, these companies frequently make purchasing decisions in part on the ability of an equipment manufacturer to provide financing assistance to them in deploying their network infrastructure. We have had a leasing program originally with Bank Boston and now with Marcap to assist these customers with their financing requirements. This program includes a loss sharing provision with the lessor. In addition, we entered into a loss sharing agreement with one of our resellers wherein we share in a percentage of any loss arising from a customer's failure to pay the reseller for our equipment. Both these programs are for United States based companies only. Although we have not experienced significant losses to date from customers failing to meet their obligations, should a significant number of lessees or customers in any one loss sharing pool or should one large lessee or customer default, it could have a material adverse effect on our business, results of operations and financial condition.

WE EXPECT GROSS MARGINS TO DECLINE OVER FUTURE PERIODS

Due to increases in competition, material and labor costs and changes in the mix of products we sell, we expect that our gross margins could decrease in future quarters. Some of our new products may have lower gross margins than our Promina product line. In addition, if product sales decrease so that service revenue becomes a larger part of overall revenue, overall margin may decrease as service products traditionally have lower margins. Further, to the extent we expand our sales through product resellers, reseller sales generally result in lower gross margins because of the need to build in a margin for the reseller. Prices for our component parts are also increasing due to increased demand and an overall shortage of capacity in the semiconductor industry. Any one of these factors or all of them in combination may decrease our product margins or our margins overall.

WE NEED TO CONTINUE TO LICENSE PRODUCTS FROM THIRD PARTIES

We license some of our technology from third party suppliers. If the relevant licensing agreement expires or is terminated without our being able to renew that license, that failure to renew the license could impact our ability to market the affected product and that, in turn, could materially impact our results of operations and financial condition.

SALES OF NET.COM'S SCREAM PRODUCT DEPENDS UPON CONTINUED GROWTH OF THE INTERNET

We expect our broadband product sales will grow in large part due to increasing growth of the Internet. In addition, our SCREAM product is targeted at certain markets, such as internet and application service providers, whose business relies completely on the growth of the Internet. If the Internet does not continue to grow, it would directly impact the market for broadband networking equipment like SCREAM. In the future, it is possible that there will be problems with the performance of Internet communications due to capacity limitations and equipment or software failures. Should any of these failures be associated with net.com equipment, our reputation as a supplier of reliable equipment would be tarnished, whether justified or not. That could undermine our ability to sell products into targeted markets.

DOMESTIC OR FOREIGN REGULATIONS OF TELECOMMUNICATIONS OR THE INTERNET COULD IMPACT OUR ABILITY TO SELL OUR PRODUCTS

As a telecommunications networking equipment manufacturer, our customers worldwide often work within a regulated environment. That in turn requires us to develop products that meet their regulatory requirements. Regulations usually vary to a certain extent from country to country. For example, in many countries, our Promina products require homologation certification in order to connect to the public networks. If we do not comply with existing or evolving regulations or if our products fail to obtain appropriate regulatory approvals where required, it would impact our ability to sell our products in those markets.

In addition, there are currently few laws or regulations that govern access or commerce on the Internet. If individual countries, or groups of countries acting in concert began to impose regulations or standards on Internet access or commerce including voice over IP, this could materially impact our ability to sell our new SCREAM or SHOUTip products if the regulations or standards resulted in decreased demand or increased costs for our products. This, in turn, could have a material adverse effect on our business, results of operations and financial condition.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The following table represents the hypothetical changes in fair market values in the financial instruments held by us at March 31, 2000 that are sensitive to changes in interest rates. These instruments are not leveraged and are held for purposes other than trading. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS and 150 BPS over a six-month horizon. Beginning fair values represent the market principal plus accrued interest, dividends and certain interest rate sensitive securities considered cash and equivalents for financial reporting purposes at March 31, 2000. Ending fair values comprise the market principal and accrued interest, dividends and reinvestment income at a six-month horizon. This table estimates the fair value of the portfolio at a six-month time horizon:

                                    Valuation of securities          No change           Valuation of securities
                                     given an interest rate         in interest          given an interest rate
                                  decrease of x basis points           rates           increase of x basis points
----------------------------------------------------------------------------------------------------------------------

(Dollars in thousands)       (150) BPS     (100) BPS     (50) BPS                   50 BPS       100 BPS      150 BPS
----------------------------------------------------------------------------------------------------------------------
Cash Equivalents              $ 32,149      $ 32,189     $ 32,229     $ 32,269     $ 32,309     $ 32,350     $ 32,390
Treasuries/Agencies             23,822        23,747       23,673       23,599       23,526       22,774       23,381
Corporates                      42,661        42,582       42,503       42,425       42,348       42,271       42,195
Asset Backed                    24,737        24,298       24,099       23,806       23,528       23,943       23,012
Municipals                       8,974         8,885        8,597        8,439        8,297        8,171        8,057
----------------------------------------------------------------------------------------------------------------------

Total                         $132,343      $131,701     $131,101     $130,538     $130,008     $129,509     $129,035
======================================================================================================================

A 50 BPS move in the Federal Funds Rate has occurred in 8 of the last 10 years; a 100 BPS move in the Federal Funds Rate has occurred in 5 of the last 10 years; and a 150 BPS move in the Federal Funds Rate has occurred in 3 of the last 10 years.

We are exposed to foreign currency fluctuation when translating foreign operations in the Consolidated Financial Statements. If the foreign currencies fluctuated up to 10%, there would not be a material impact to our business, financial condition or results of operations.

Item 8.  Financial Statements and Supplementary Data

Financial Highlights:
(Dollars in thousands, except per share amounts)

Highlights for years ended March 31,                                         2000        1999
----------------------------------------------------------------------------------------------
Revenue                                                                  $225,686    $263,835

Operating loss                                                           (39,013)     (20,039)

Net loss                                                                 (40,070)      (6,959)

Basic loss per share                                                       (1.86)       (0.32)

Working capital                                                           138,893     177,088

Total assets                                                              259,994     313,112

7 1/4% convertible subordinated debentures                                 24,706      24,706

Stockholders' equity                                                      185,974     233,013

Number of employees                                                           843       1,289
----------------------------------------------------------------------------------------------

Quarterly financial data (unaudited):

(Dollars in thousands, except per share amounts)     First     Second       Third      Fourth
----------------------------------------------------------------------------------------------
Fiscal quarter 2000

Revenue                                            $62,555    $64,788    $ 51,242    $ 47,101

Gross margin                                        29,634     30,739      22,709      19,745

Net income (loss)                                    3,475     (2,913)    (20,002)    (20,630)

Diluted earnings (loss) per share                     0.16      (0.14)      (0.93)      (0.96)
----------------------------------------------------------------------------------------------

Fiscal quarter 1999

Revenue                                            $71,426    $75,354     $65,914     $51,141

Gross margin                                        37,947     39,558      34,010      18,680

Net income (loss)                                    2,948      3,529        (735)    (12,701)

Diluted earnings (loss) per share                     0.13       0.16       (0.03)      (0.59)
----------------------------------------------------------------------------------------------

Results for the fourth quarter of fiscal 1999 include a charge of $4.7 million, or $0.10 per share, related to net.com's restructuring.

Results for the second quarter of fiscal 2000 include a charge of $3.4 million, or $0.12 per share related to net.com's restructuring. Results for the third quarter of fiscal 2000 include a charge for a valuation allowance against deferred tax assets of $12.6 million and a one time charge for in-process research and development of $879,000, totaling $0.63 per share. Results for the fourth quarter include a charge of $11.8 million, or $0.55 per share related to net.com's restructuring.

INDEPENDENT AUDITOR'S REPORT

To the stockholders and board of directors of Network Equipment Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Network Equipment Technologies, Inc. and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income
(loss), stockholders' equity and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Network Equipment Technologies, Inc. and subsidiaries at March 31, 2000 and 1999, and the results of operations and their cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP

San Jose, California
April 18, 2000

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)
March 31,                                                                       2000           1999
---------------------------------------------------------------------------------------------------
Assets
   Current assets:
     Cash and cash equivalents, $13,144 restricted in 2000                 $  28,024      $  13,720
     Temporary cash investments                                               96,902        140,843
     Accounts receivable, net of allowances of $5,350 in 2000
         and $3,375 in 1999                                                   39,317         46,381
     Inventories                                                              17,691         19,193
     Deferred income taxes                                                        --          5,510
     Prepaid expenses and other assets                                         6,087          6,834
---------------------------------------------------------------------------------------------------
         Total current assets                                                188,021        232,481
---------------------------------------------------------------------------------------------------

   Property and equipment:
     Machinery and equipment                                                  99,007        108,230
     Furniture and fixtures                                                    8,081          9,716
     Leasehold improvements                                                   18,542         20,013
     Construction in progress                                                    141          1,451
---------------------------------------------------------------------------------------------------
                                                                             125,771        139,410
     Less accumulated depreciation and amortization                          (84,150)       (83,533)
---------------------------------------------------------------------------------------------------
        Property and equipment, net                                           41,621         55,877
   Software production costs, net                                              4,821          6,129
   Deferred income taxes                                                          --          9,053
   Goodwill and other intangible assets, net                                  15,220             --
   Other assets                                                               10,311          9,572
---------------------------------------------------------------------------------------------------
                                                                           $ 259,994      $ 313,112
===================================================================================================

Liabilities and Stockholders' Equity
   Current liabilities:
     Accounts payable                                                      $   9,009      $  11,755
     Accrued liabilities                                                      39,980         43,638
     Capital leases                                                              139             --
---------------------------------------------------------------------------------------------------
         Total current liabilities                                            49,128         55,393
---------------------------------------------------------------------------------------------------

   Long-term liabilities:
     Capital leases                                                              186             --
     7 1/4% redeemable convertible subordinated debentures                    24,706         24,706
---------------------------------------------------------------------------------------------------
         Total long term liabilities                                          24,892         24,706
---------------------------------------------------------------------------------------------------

   Stockholders' equity:
     Preferred stock, $.01 par value
         Authorized: 5,000,000 shares
         Outstanding: none                                                        --             --
     Common stock, $.01 par value
         Authorized: 50,000,000
         Outstanding: 21,602,000 shares in 2000 and 21,509,000 in 1999           216            215
     Additional paid in capital                                              181,683        180,596
     Treasury stock                                                           (5,640)        (4,853)
     Cumulative comprehensive income (loss)                                   (1,349)         5,921
     Retained earnings                                                        11,064         51,134
---------------------------------------------------------------------------------------------------
         Total stockholders' equity                                          185,974        233,013
---------------------------------------------------------------------------------------------------
                                                                           $ 259,994      $ 313,112
===================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)
Years ended March 31,                                                         2000           1999           1998
----------------------------------------------------------------------------------------------------------------
Revenue:
   Product revenue                                                       $ 116,141      $ 157,119      $ 200,199
   Service and other revenue                                               109,545        106,716        108,522
----------------------------------------------------------------------------------------------------------------
     Total revenue                                                         225,686        263,835        308,721
----------------------------------------------------------------------------------------------------------------

Cost of sales:
   Cost of product revenue                                                  51,920         64,065         78,468
   Cost of service and other revenue                                        70,939         69,575         67,317
----------------------------------------------------------------------------------------------------------------
     Total cost of sales                                                   122,859        133,640        145,785
----------------------------------------------------------------------------------------------------------------
Gross margin                                                               102,827        130,195        162,936
Operating expenses:
   Sales and marketing                                                      70,243         87,025         87,248
   Research and development                                                 42,089         45,768         43,442
   General and administrative                                               12,601         12,351         11,815
   Facility relocation costs                                                    --            395          3,289
   Restructure costs                                                        15,227          4,695             --
   In process research and development costs                                   879             --             --
   Amortization of goodwill and other intangible assets                        801             --             --
----------------------------------------------------------------------------------------------------------------
     Total operating costs                                                 141,840        150,234        145,794
----------------------------------------------------------------------------------------------------------------
        Income (loss) from operations                                      (39,013)       (20,039)        17,142

Interest income                                                              7,306          6,580          6,726
Interest expense                                                            (2,281)        (1,975)        (1,968)
Gain on sale of equity securities                                            7,156            997             --
Other                                                                         (467)           259           (797)
----------------------------------------------------------------------------------------------------------------
        Income (loss) before income taxes                                  (27,299)       (14,696)        21,103

Income tax provision (benefit)                                              12,771         (7,642)         6,753
----------------------------------------------------------------------------------------------------------------
        Income (loss) before extraordinary gain                            (40,070)        (7,054)        14,350

Extraordinary gains on repurchase of debentures                                 --             95             --
----------------------------------------------------------------------------------------------------------------
        Net income (loss)                                                $ (40,070)     $  (6,959)     $  14,350
================================================================================================================

Basic earnings (loss) per share:
   Income (loss) before extraordinary gain                               $   (1.86)     $   (0.33)     $    0.68
   Net income (loss)                                                     $   (1.86)     $   (0.32)     $    0.68

Diluted earnings (loss) per share:
   Income (loss) before extraordinary gain                               $   (1.86)     $   (0.33)     $    0.65
   Net income (loss)                                                     $   (1.86)     $   (0.32)     $    0.65

Shares used in per share computation:
   Basic                                                                    21,489         21,508         21,246
   Diluted                                                                  21,489         21,508         22,034

Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)                                                        $ (40,070)     $  (6,959)     $  14,350

Other comprehensive income (loss), net of tax:
   Cumulative translation adjustments                                            6           (372)            54
   Net unrealized gains (losses) on securities, net of taxes of
     $0 in 2000, $1,564 in 1999 and $2,054 in 1998                          (7,276)         2,970          3,815
   Less reclassification adjustment for gains included in net income         7,442             --             --
----------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                              $ (39,898)     $  (4,361)     $  18,219
================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
Years ended March, 31                                                       2000           1999           1998
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                         $  13,720      $  59,512      $  39,141
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                                     (40,070)        (6,959)        14,350
   Adjustments required to reconcile net income (loss) to net cash provided by (used for) operations:
        Depreciation and amortization                                     23,416         21,685         19,206
        Restructure liability                                              7,513          4,158             --
        In process research and development costs                            879             --             --
        Facility relocation costs                                             --             --          3,289
        Extraordinary gains on repurchase of debentures                       --            (95)            --
        Restricted stock compensation                                         15            286            401
        Deferred income taxes                                             14,563         (8,226)        (2,418)
        Loss on disposition of property and equipment                        405             --             --
        Changes in assets and liabilities:
          Accounts receivable                                              6,857         25,313         11,128
          Inventories                                                      1,711            506          2,953
          Prepaid expenses and other assets                                  951            403           (594)
          Accounts payable                                                (7,546)       (10,114)        (1,841)
          Accrued liabilities                                            (10,879)        (7,947)         7,193
--------------------------------------------------------------------------------------------------------------
     Net cash provided by  (used for) operations                          (2,185)        19,010         53,667
--------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchases of temporary cash investments                              (113,472)      (131,608)       (84,526)
   Proceeds from maturities of temporary cash investments                152,129        104,477         82,304
   Purchases of property and equipment                                    (4,809)       (32,214)       (30,322)
   Additions to software production costs                                 (1,759)        (3,359)        (3,160)
   Acquisition of company (net of cash acquired)                         (15,339)            --             --
   Other                                                                    (727)          (461)        (2,217)
--------------------------------------------------------------------------------------------------------------
     Net cash provided by (used for) investing activities                 16,023        (63,165)       (37,921)
--------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Sale of common stock                                                    4,061          5,294          4,485
   Repurchase of convertible subordinated debentures                          --           (955)            --
   Repurchase of common stock                                             (3,775)        (5,617)            --
--------------------------------------------------------------------------------------------------------------
     Net cash provided by (used for) financing activities                    286         (1,278)         4,485
--------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                      180           (359)           140
     Net increase (decrease) in cash and cash equivalents                 14,304        (45,792)        20,371
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                               $  28,024      $  13,720      $  59,512
==============================================================================================================

Other cash flow information:
   Cash paid (refunded) during the year:
     Interest                                                          $   2,248      $   1,895      $   1,932
     Income taxes                                                      $  (5,974)     $   1,449      $   5,989
   Non-cash investing and financing activities:
     Unrealized gain (loss) on available-for-sale securities           $  (7,276)     $   2,970      $   3,815
     Income tax benefit arising from employee stock
        option plans                                                   $      --      $     808      $     648

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       Additional                        Cumulative                           Total
                                            Common        Paid-in       Treasury      Comprehensive       Retained    Stockholders'
(Dollars in thousands)                       Stock        Capital          Stock       Income (Loss)      Earnings           Equity
------------------------------------------------------------------------------------------------------------------------------------
Balances,  March 31, 1997                $     210      $ 172,038      $  (2,545)         $    (546)     $  43,743        $ 212,900
------------------------------------------------------------------------------------------------------------------------------------

Sale of 242,000 shares of
    Common Stock under
    employee stock benefit plans                 3          2,815             --                 --             --            2,818
Reissuance of 164,000 shares of
    treasury stock under stock plans             2            951          1,115                 --             --            2,068
Income tax benefit arising from
    employee stock option plans                 --            648             --                 --             --              648
Net unrealized gain on securities               --             --             --              3,815             --            3,815
Cumulative translation adjustment               --             --             --                 54             --               54
Net income                                      --             --             --                 --         14,350           14,350
------------------------------------------------------------------------------------------------------------------------------------

Balances,  March 31, 1998                $     215      $ 176,452      $  (1,430)         $   3,323      $  58,093        $ 236,653
------------------------------------------------------------------------------------------------------------------------------------

Sale of 269,000 shares of
    Common Stock under
    employee stock benefit plans                 2          2,877             --                 --             --            2,879
Purchase of 500,000 shares of
    Common Stock                                (5)            --         (5,612)                --             --           (5,617)
Reissuance of 286,000 shares of
    treasury stock under stock plans             3            459          2,189                 --             --            2,651
Income tax benefit arising from
    employee stock option plans                 --            808             --                 --             --              808
Net unrealized gain on securities               --             --             --              2,970             --            2,970
Cumulative translation adjustment               --             --             --               (372)            --             (372)
Net loss                                        --             --             --                 --         (6,959)          (6,959)
------------------------------------------------------------------------------------------------------------------------------------

Balances,  March 31, 1999                $     215      $ 180,596      $  (4,853)         $   5,921      $  51,134        $ 233,013
------------------------------------------------------------------------------------------------------------------------------------

Sale of 193,000 shares of                                                                                                        --
    Common Stock under
    employee stock benefit plans                 2          1,842             --                 --             --            1,844
Purchase of 438,000 shares of
    Common Stock                                (4)            --         (3,771)                --             --           (3,775)
Reissuance of 338,000 shares of
    treasury stock under stock plans             3           (755)         2,984                 --             --            2,232
Net unrealized gain on securities               --             --             --             (7,276)            --           (7,276)
Cumulative translation adjustment               --             --             --                  6             --                6
Net loss                                        --             --             --                 --        (40,070)         (40,070)
------------------------------------------------------------------------------------------------------------------------------------

Balances,  March 31, 2000                $     216      $ 181,683      $  (5,640)         $  (1,349)     $  11,064        $ 185,974
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business Network Equipment Technologies, Inc., doing business as net.com ("net.com"), headquartered in Fremont, California, is a leading designer, developer, manufacturer and supplier of multiservice wide area networks and associated services used by enterprises, government organizations and carriers worldwide.

Principles of Consolidation The Consolidated Financial Statements include the accounts of net.com and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated.

Revenue Recognition net.com recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. Service and other revenue includes revenue from service contracts, which is recognized ratably over the contract period, and revenue from other services, such as systems integration, installation and training, which is recognized when the service is performed. Product warranty cost are accrued when revenue is recognized.

Cash and Cash Equivalents Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the time of acquisition.

Temporary Cash Investments Temporary cash investments are primarily composed of highly liquid investments with original maturities of greater than three months at the time of acquisition.

Inventories Inventories are stated at lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs. Inventories at March 31 consisted of the following:

(Dollars in thousands)                                  2000                1999
--------------------------------------------------------------------------------

Purchased components                                 $ 2,866             $ 3,728
Work-in-process                                       13,868              13,168
Finished goods                                           957               2,297
--------------------------------------------------------------------------------
                                                     $17,691             $19,193
================================================================================

Property and Equipment Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of generally three to ten years. Leasehold improvements are amortized over the shorter of the respective lease terms or estimated useful lives.

Software Production Costs Capitalization of software production costs begins upon the establishment of technological feasibility for the products, and amortization begins when the products are available for release to customers. net.com assesses the recoverability of capitalized software production costs in light of many factors, including anticipated future revenues, estimated economic useful lives and changes in software and hardware technologies. Capitalization of software production costs amounted to $1.8 million, $3.4 million and $3.2 million in fiscal 2000, 1999 and 1998, respectively. Software production costs are amortized over the lives of the products, generally three years. Amortization amounted to $3.1 million, $2.7 million and $2.3 million in fiscal 2000, 1999 and 1998, respectively. During fiscal 2000, net.com reduced fully amortized software production costs by $792,000, which had no effect on net balances. Accumulated amortization was $7.9 million, $5.7 million and $8.3 million at March 31, 2000, 1999 and 1998, respectively.

Goodwill and Intangibles Goodwill and intangibles represent the excess of cost over the fair value of tangible net assets acquired and are amortized over five years using the straight-line method. Accumulated amortization was $801,000 at March 31, 2000.

Foreign Currency Translation The functional currency for net.com's foreign subsidiaries is the local currency. Assets and liabilities of foreign subsidiaries are translated into dollars at the rates of exchange in effect at the end of the period. Revenues and expenses are translated into dollars at the average exchange rate during the period. Gains and losses from foreign currency translation are included in a separate account in stockholders' equity in the Consolidated Balance Sheets or included in the Consolidated Statements of Operations and have not been significant. net.com enters into foreign exchange contracts to hedge certain intercompany balances and balance sheet exposures against future movements in foreign exchange rates. Gains and losses on foreign exchange contracts are included in other income and expense, which offset foreign exchange gains or losses from revaluation of foreign currency-denominated intercompany balances and balance sheet exposure items. At March 31, 2000, net.com had no outstanding foreign exchange contracts.

Stock Based Compensation net.com accounts for employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and, accordingly, does not generally recognize compensation cost in connection with its stock option and purchase plans.

Comprehensive Income In fiscal 1999, net.com adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. Statements of comprehensive income (loss) for the years ended March 31, 2000, 1999 and 1998 have been included within the Consolidated Statement of Operations. Cumulative comprehensive income (loss) at March 31, 2000 and 1999 is comprised of cumulative foreign translation adjustments of ($802,000) and ($808,000), respectively, and cumulative net unrealized gains (losses) on available-for-sale securities of ($547,000) and $6.7 million, respectively.

Financial Statement Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include, but are not limited to, the allowances for potentially uncollectible accounts receivable, the valuation of inventory, the valuation allowance on deferred tax assets, lease recourse obligation and certain reserves and accruals.

Credit Risks net.com's credit evaluation process and the reasonably short collection terms help to mitigate credit risk. net.com typically does not require collateral or other security to support accounts receivable. While net.com does maintain allowances for potential credit losses, actual bad debt losses have not been material or outside of management's expectations.

Recently Issued Accounting Standards In June 1998, the Financial Accounting Standards Board adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in the current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. This statement is effective for net.com beginning April 1, 2001, with earlier application permitted. net.com believes that this statement will not have a significant impact on net.com's consolidated financial position, results of operations or cash flows.

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. net.com believes that its revenue recognition policy complies with the provisions of SAB No. 101.

Facility Relocation Costs In April 1997, net.com entered into a 12-year operating lease agreement for the construction of a new corporate headquarters in Fremont, California. The new facilities were built to net.com's specification and serve as home to its marketing, engineering, manufacturing and administrative staff. Related to the project management, design and construction of this new facility, net.com has expended $1.2 million and $11.6 million, net of landlord contributions, in fiscal 1999 and 1998, respectively, all of which has been capitalized. Other than expenditures relating to the ground water intrusion problem discussed in Note 6 to the Consolidated Financial Statements, net.com believes that there are no further significant expenditures to be incurred related to this project.

NOTE 2: TEMPORARY CASH INVESTMENTS

net.com classifies its temporary cash investments as available-for-sale securities. The carrying value of such securities is adjusted to fair market value, with unrealized gains and losses, net of deferred taxes, being excluded from earnings and reported as a separate component of stockholders' equity. Temporary cash investments at March 31 consisted of the following:

                                                                2000
                                       -----------------------------------------------------
                                                         Gross           Gross     Estimated
                                       Amortized    Unrealized      Unrealized        Market
(Dollars in thousands)                      Cost         Gains          Losses         Value
--------------------------------------------------------------------------------------------
U.S. government and municipalities     $  32,148     $      --      $    (143)     $  32,005
Corporate notes and bonds                 38,453            --           (192)        38,261
Equity securities                             --            --             --             --
Other debt securities                     19,714             3           (164)        19,553
Foreign debt issues                        7,088            --             (5)         7,083
--------------------------------------------------------------------------------------------
                                       $  97,403     $       3      $    (504)     $  96,902
============================================================================================

                                                                1999
                                       -----------------------------------------------------
                                                         Gross           Gross     Estimated
                                       Amortized    Unrealized      Unrealized        Market
(Dollars in thousands)                      Cost         Gains          Losses         Value
--------------------------------------------------------------------------------------------
U.S. government and municipalities     $  75,021     $     220      $     (12)     $  75,229
Corporate notes and bonds                 21,437            38            (21)        21,454
Other debt securities                     25,955            45             (5)        25,995
Foreign debt issues                        6,537             8             (3)         6,542
Equity securities                          1,625         9,998             --         11,623
--------------------------------------------------------------------------------------------
                                       $ 130,575     $  10,309      $     (41)     $ 140,843
============================================================================================

At March 31, 2000, net.com held unregistered equity securities in a privately held company which are recorded at cost of $1.1 million and are classified in Other Assets in the Consolidated Balance Sheet.

At March 31, 2000, the estimated market value of available-for-sale securities with maturities less than one year was $44.8 million, with maturities between one year and five years was $50.7 million and with maturities between five years and ten years was $1.4 million. Any gains or losses on sales of securities are computed on a specific identification basis. In fiscal 2000 and 1999, there were realized gains on the sale of equity securities of $7.2 million and $1.0 million, respectively. There were no material realized gains or losses from the sale of securities in fiscal year 1998.

NOTE 3: ACCRUED LIABILITIES

Accrued liabilities at March 31 were as follows:

(Dollars in thousands)                                  2000                1999
--------------------------------------------------------------------------------
Accrued compensation                                 $ 8,517             $15,113
Taxes payable                                          7,365               6,648
Unearned income                                        4,794               4,735
Restructure costs                                      7,513               4,158
Other                                                 11,791              12,984
--------------------------------------------------------------------------------
                                                     $39,980             $43,638
================================================================================

NOTE 4: RESTRUCTURE COSTS

Fourth Quarter Fiscal Year 1999 Restructuring The Consolidated Statements of Operations for fiscal 1999 included a charge of $4.7 million, consisting of $4.6 million for employee severance and other related costs and $135,000 for office closures. A restructuring provision of $1.0 million remains as of March 31, 2000. net.com expects the provision will be paid in its entirety during fiscal 2001.

                                   Restructure             Paid        Remaining
                                        Charge          To Date           Charge

Compensation                           $ 3,964          $ 2,964          $ 1,000
Outplacement                                97              597               --
Office closures                            135              135               --
                                       -------          -------          -------
    Totals                             $ 4,696          $ 3,696          $ 1,000
                                       =======          =======          =======

Second Quarter Fiscal Year 2000 Restructuring The Consolidated Statements of Operations for fiscal 2000 included a charge of $3.4 million, consisting of $3.2 million for employee severance and other related costs and $174,000 for office closures. A restructuring provision of $484,000 remains as of March 31, 2000. net.com expects the provision will be paid in its entirety during fiscal 2001.

                                   Restructure             Paid        Remaining
                                        Charge          To Date           Charge

Compensation                           $ 2,912          $ 2,462          $   450
Outplacement                               266              266               --
Office closures                            174              140               34
                                       -------          -------          -------
    Totals                             $ 3,352          $ 2,868          $   484
                                       =======          =======          =======

Fourth Quarter Fiscal Year 2000 Restructuring The Consolidated Statements of Operations for fiscal 2000 included a charge of $12.2 million, consisting of $7.3 million for employee severance and other related costs and $4.9 million for office closures and other related costs. A restructuring provision of $6.0 million remains as of March 31, 2000. net.com expects the provision will be substantially paid in its entirety during fiscal 2001.

                                   Restructure             Paid        Remaining
                                        Charge          To Date           Charge

Compensation                           $ 6,710          $ 4,973          $ 1,737
Outplacement                               636              217              419
Office closures                          4,869              996            3,873
                                       -------          -------          -------
    Totals                             $12,215          $ 6,186          $ 6,029
                                       =======          =======          =======

In March 2000, net.com reversed $340,000 relating to prior restructuring charges for the European operation.

NOTE 5: FINANCING ARRANGEMENTS

In fiscal year 2000 net.com maintained a secured $10.0 million line of credit. Borrowings under this committed facility were available through May 2000 and bear interest at the bank's base rate (which approximates prime). The terms of the agreement require that net.com maintain $10.0 million on deposit with the bank which has been presented as restricted cash in the Consolidated Balance Sheets at March 31, 2000. There were no outstanding borrowings under the line of credit agreement at March 31, 2000.

BancBoston Leasing and net.com have an agreement under which BancBoston Leasing will provide lease financing to net.com's customers, with limited recourse of a minimum of $5.0 million or 20% of the outstanding lease balance, whichever is greater. In fiscal 2000 and 1999, net.com recognized $3.2 million and $5.0 million, respectively, as revenue related to sales to customers who obtained financing from BancBoston Leasing. Although the outstanding lease payments to BancBoston at March 31, 2000 totaled $6.9 million, net.com's recourse is limited to $5.0 million as discussed above.

NOTE 6: COMMITMENTS AND CONTINGENCIES

net.com leases its facilities under operating leases and certain equipment under capital leases. The minimum future lease commitments under these leases as of March 31, 2000, were as follows:

(Dollars in thousands)                       Operating Leases     Capital Leases
--------------------------------------------------------------------------------
2001                                                $   6,790              $ 154
2002                                                    4,755                154
2003                                                    3,936                 50
2004                                                    3,557                 --
2005                                                    3,557                 --
After 2005                                             20,865                 --
--------------------------------------------------------------------------------
Total                                                  43,460                358
Less amount representing interest                                             33
--------------------------------------------------------------------------------
Present value of net minimum lease payments                                  325
Less current portion                                                         139
--------------------------------------------------------------------------------
Long term portion                                                            186
--------------------------------------------------------------------------------

Rental expense under operating leases was $7.2 million, $7.6 million and $7.9 million for fiscal years 2000, 1999 and 1998, respectively. In April 1997, net.com entered into a 12-year operating lease agreement for a new headquarters facility, in Fremont California.

In March 2000, net.com reached a settlement with its landlord and insurance carrier over ground water intrusion problems in its Fremont headquarters facility. Under the terms of this settlement, net.com will enter into a lease with the current landlord for a new build-to-suit headquarters facility adjacent to its current facility. As a result of the settlement of a ground water intrusion problem in the Fremont facility, net.com will be leasing approximately 100,000 square feet less in Fremont beginning June 1, 2000; obligations relating to the 100,000 square feet being evacuated have been excluded from the table presented above. net.com believes substantially all of the costs of tenant improvements and moving will be covered by the insurance proceeds.

NOTE 7: REDEEMABLE CONVERTIBLE SUBORDINATED DEBENTURES

In May 1989, net.com issued $75.0 million of 7 1/4% convertible subordinated debentures due May 15, 2014, in an underwritten public offering, with net proceeds of $72.8 million. Each debenture is convertible at the option of the holder into Common Stock at $31.50 per share and is redeemable at the option of net.com. The debentures are entitled to a sinking fund beginning May 15, 2000, of $3.8 million annually, calculated to retire 70% of the debentures prior to maturity. Any redemption or conversion of debentures prior to the date of the sinking fund payment will reduce those payments. Previous redemptions have satisfied the sinking fund requirement through May 15, 2012.

In fiscal 1991, net.com repurchased debentures in the face amount of $6.4 million. During fiscal 1996, net.com completed a partial call of its outstanding debentures, reducing debenture principal by $35.1 million, of which $9.8 million was redeemed and an additional $25.3 million was converted into shares of Common Stock at a conversion price of $31.50 per share. In fiscal 1997, net.com repurchased debentures in the face amount of $7.7 million.

In fiscal 1999, net.com repurchased debentures in the face amount of $1.1 million at a cost of $983,000 plus accrued taxes. Accordingly, net.com recorded a $ 95,000 gain, net of taxes ($0.01 per diluted share), as an extraordinary gain in the Consolidated Statements of Operations.

NOTE 8: CAPITAL STOCK

Stockholders' Rights Plan On July 12, 1999, the Board of Directors of net.com voted to extend net.com's existing Stockholder Rights Plan for an additional 10 years. In addition, the Board voted to amend the Plan: 1) to adjust the exercise price to $80.00 per one-one hundredth of a share of Series A Preferred Stock; and 2) to adopt a Three Year Independent Director Evaluation Provision or "TIDE provision" whereby a committee of independent directors of net.com will review and evaluate the Rights Plan at least once every three years to determine if it continues to be in the best interests of net.com and its stockholders to maintain the Rights Plan in effect.

Under the plan, as amended, a preferred share purchase right ("Right") is attached to each share of Common Stock. The Rights are exercisable only after a person or group acquires beneficial ownership of 15% or more of net.com's Common Stock or commences a tender or exchange offer that would result in 20% or more of Common Stock ownership. Each Right initially entitles stockholders to buy one one-hundredth (1/100) of a share of a new series of participating Preferred Stock at an exercise price of $80.00. If net.com is acquired in a merger or other transaction with a person or group, or sells 50% or more of its assets or earning power to such a person or group, each Right not owned by such acquiring person will entitle its holder to obtain on exercise of the Right a number of the acquiring company's common shares having a market value at the time of twice the Right's then-current exercise price. If a person or group acquires 15% or more of net.com's outstanding Common Stock, each Right will entitle its holder to obtain on exercise of the Right a number of shares of Common Stock (or equivalent) having a market value of twice the Right's then-current exercise price. After a person or group has acquired 15% of the outstanding shares of Common Stock but before their acquisition of 50% or more of the Common Stock, the Board of Directors may exchange one share of Common Stock or equivalent fractions of Preferred Stock for each Right. net.com can redeem the Rights at $.01 per Right at any time until the tenth day following the acquisition by a person or group of 15% of net.com Common Stock. The Rights are also redeemable thereafter in certain circumstances. The Rights expire on August 24, 2009, unless earlier redeemed or exchanged.

Preferred Stock net.com has authorized 5,000,000 shares of $.01 par value Preferred Stock. This stock, if issued, will carry liquidation preferences and other rights, as determined by the Board of Directors. As of March 31, 2000, no preferred shares were outstanding.

Reserved Stock As of March 31, 2000, net.com had reserved shares of its Common Stock for the following purposes:

                                                                        Reserved
--------------------------------------------------------------------------------
Stock option plans:
      Outstanding (at $5.25 to $35.75 per share)                       6,280,357
      Available for grant                                              3,827,481
Convertible subordinated debentures                                      784,317
Employee Stock Purchase Plan                                           1,029,118
--------------------------------------------------------------------------------

Employee Stock Purchase Plan Under the Employee Stock Purchase Plan, net.com's employees, subject to certain restrictions, may purchase shares of Common Stock at a price equal to at least 85% of the lower of the fair market value of the Common Stock at the beginning of the offering period or the end of each four month period. During fiscal 2000, 1999 and 1998, 338,000, 285,000 and 163,000 shares were issued under this Plan, at weighted average prices of $6.60, $9.30 and $12.64 per share, respectively. During fiscal 1998, a new Employee Stock Purchase Plan was approved, which replaced the prior plan. The offering period under the new plan began May 1, 1998 and purchases will be made every four months under the same terms previously in effect.

Stock Option And Restricted Stock net.com grants options to purchase shares of its Common Stock and is authorized to award restricted shares of Common Stock pursuant to the terms of its 1993 Stock Option Plan and 1997 Stock Option Program (collectively "option plans"). Stock options generally become exercisable ratably over a four-year period and expire after seven to ten years. Options may be granted to officers, employees, directors and independent contractors to purchase Common Stock at a price not less than 100% of the fair market value at the date of grant. No restricted stock was awarded in fiscal 2000, 1999 or 1998. Previously issued restricted stock carries certain restrictions on transferability, which lapse over the vesting period (generally two to four years). As of March 31, 2000, 239,500 restricted shares at $.01 per share have been awarded and issued, and net.com had the right to repurchase 1,750 shares from certain officers and employees at the original purchase price of $.01 per share. Such rights expire ratably over the respective vesting period. Related compensation expense totaled $15,000, $286,000 and $401,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

Activity in net.com's option plans is summarized below:

                                                                         Weighted                          Weighted
                                                                          Average          Number           Average
                                                        Shares     Exercise Price     Exercisable    Exercise Price
-------------------------------------------------------------------------------------------------------------------
Options outstanding at March 31, 1997                3,577,247             $12.00       1,149,338           $  9.46
-------------------------------------------------------------------------------------------------------------------
      Granted                                        1,835,059              13.87
      Exercised                                       (242,185)              9.55
      Cancelled                                       (473,652)             13.46
-------------------------------------------------------------------------------------------------------------------
Options outstanding at March 31, 1998                4,696,469              12.68       1,861,651             11.11
-------------------------------------------------------------------------------------------------------------------
      Granted                                        2,970,007              12.72
      Exercised                                       (273,845)              9.50
      Cancelled                                     (2,445,751)             15.88
-------------------------------------------------------------------------------------------------------------------
Options outstanding at March 31, 1999                4,946,880              11.28       2,180,545             11.62
-------------------------------------------------------------------------------------------------------------------
      Granted                                        3,528,151               9.36
      Exercised                                       (193,835)              9.05
      Cancelled                                     (2,000,839)             10.54
-------------------------------------------------------------------------------------------------------------------
Options outstanding at March 31, 2000                6,280,357              10.51       2,697,106             11.49
-------------------------------------------------------------------------------------------------------------------

The following table summarizes information concerning options outstanding and exercisable as of March 31, 2000

                                       Options Outstanding                             Options Exercisable
                    --------------------------------------------------------     ---------------------------------
                                                  Weighted
                                                   Average          Weighted                              Weighted
Range of                       Number            Remaining           Average              Number           Average
Exercise Prices           Outstanding     Contractual Life    Exercise Price         Exercisable    Exercise Price
------------------------------------------------------------------------------------------------------------------
$ 5.25  -  $8.81            1,362,371                 7.25            $ 8.04             533,324            $ 7.61
$ 8.88  -  $9.94            1,286,814                 8.87            $ 9.64             135,602            $ 9.43
$10.00  -  $10.25           1,677,073                 9.22            $10.20             407,698            $10.25
$10.38  -  $12.38           1,630,102                 6.55            $11.91           1,367,187            $11.98
$12.75  -  $35.75             323,997                 6.81            $18.93             253,295            $20.13
------------------------------------------------------------------------------------------------------------------

$5.25  -  $35.75            6,280,357                7.90             $10.51           2,697,106            $11.49
==================================================================================================================

During the third quarter of fiscal 1999, net.com approved a cancellation and regrant program for outstanding options under net.com's stock option plans. Under the program, holders of outstanding options granted after July 24, 1996, with exercise prices in excess of $10.25 per share were given the choice of retaining these options or of obtaining in substitution repriced options for the same number of shares. The repriced options are exercisable at a price of $10.25 per share, the fair market value of the Common Stock on the regrant date. The repriced options have a vesting schedule identical to the cancelled options, but beginning anew on the date of regrant.

Stock Based Compensation As discussed in Note 1 to the Consolidated Financial Statements, net.com continues to account for its stock-based compensation using the intrinsic value method in accordance with APB 25 and, accordingly, does not recognize compensation expense for employee stock plans as they are granted at fair market value. However, SFAS 123, "Accounting for Stock Based Compensation" requires disclosure of pro forma net income and earnings per share had net.com adopted the fair value method as prescribed by SFAS 123. Under SFAS 123, the fair value of stock-based awards is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from net.com's stock-based awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. As net.com's employee stock-based compensation plans have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, net.com believes that the existing option valuation models do not necessarily provide a reliable measure of the fair value of awards from those plans.

If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) and earnings (loss) per share would have been ($44.8) million (($2.08) per diluted share), ($12.8) million (($0.27) per diluted share) and $8.0 million ($0.36 per diluted share) in fiscal 2000, 1999 and 1998, respectively.

net.com's calculations for option grants were made using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal 2000, 1999 and 1998, respectively: risk free rates of 6.4%, 5.3% and 6.1%; stock price volatility factors of 56%, 56% and 50%; expected option lives of three months, four months and three months following vesting; and no dividends during the expected term. net.com's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The weighted average fair value of options granted during fiscal 2000, 1999 and 1998 was approximately $3.63, $4.86 and $5.08, respectively. The fair value of the employee purchase rights under the Employee Stock Purchase Plan was estimated using the same model, but with the following weighted average assumptions for fiscal 2000, 1999 and 1998, respectively: risk free rate of 6.0%, 5.1% and 5.5%; stock price volatility factor of 60%, 60% and 48%; and expected option life of four months, four months and six months. The weighted average fair value of purchase rights granted in fiscal 2000, 1999 and 1998 was approximately $2.82, $3.69 and $4.76, respectively.

NOTE 9: INCOME TAXES

net.com accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, which prescribes an asset and liability method of income tax accounting.

Income before income taxes and the provision (benefit) for income taxes consist of the following:

 (Dollars in thousands)                                                     2000             1999              1998
-------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes:
      Domestic                                                       $   (18,835)       $ (13,217)         $ 16,135
      Foreign                                                             (8,464)          (1,479)            4,968
-------------------------------------------------------------------------------------------------------------------
                                                                     $   (27,299)       $ (14,696)         $ 21,103
===================================================================================================================

Provision (benefit) for income taxes:
      Current:
          Federal                                                    $    (2,045)       $   1,067          $  6,310
          State                                                                3             (144)            1,760
          Foreign                                                            250             (338)            1,101
-------------------------------------------------------------------------------------------------------------------
                                                                          (1,792)             585             9,171
-------------------------------------------------------------------------------------------------------------------
      Deferred:
          Federal                                                         10,749           (4,286)           (1,591)
          State                                                            3,814           (3,941)             (827)
          Foreign                                                             --               --                --
-------------------------------------------------------------------------------------------------------------------
                                                                          14,563           (8,227)           (2,418)
--------------------------------------------------------------------------------------------------------------------
                                                                     $    12,771        $  (7,642)         $  6,753
===================================================================================================================

The provision (benefit) for income taxes reconciles to the amount computed by applying the statutory U.S. federal rate of 35% to income before income taxes as follows:

(Dollars in thousands)                                                      2000             1999              1998
-------------------------------------------------------------------------------------------------------------------
Statutory federal tax provision                                         $ (9,555)       $  (5,144)          $ 7,386
State taxes net of federal income tax benefit                                 (3)            (284)              823
Goodwill                                                                     588               --                --
Research and Development credit                                             (968)              --                --
Change in valuation allowance                                             24,153               --            (1,044)
Foreign sales corporation benefit                                             --             (316)             (913)
Exempt interest income                                                      (336)          (1,260)             (745)
Other                                                                     (1,108)            (638)            1,246
-------------------------------------------------------------------------------------------------------------------
Provision (benefit) for income taxes                                    $ 12,771        $  (7,642)          $ 6,753
===================================================================================================================

Deferred tax assets (liabilities) are comprised of the following at March 31:

(Dollars in thousands)                                         2000        1999
--------------------------------------------------------------------------------
Gross deferred tax assets:
      Reserves not currently deductible for tax purposes   $  8,937    $  9,009
      Loss carryforwards                                      9,696         292
      Credit carryforwards                                   14,384      13,771
--------------------------------------------------------------------------------
Gross deferred tax assets                                    33,017      23,072

Gross deferred tax liabilities:
      Depreciation                                           (7,041)       (884)
      Capitalized software production costs                  (1,823)     (4,126)
      Unrealized gain on securities                              --      (3,499)
--------------------------------------------------------------------------------
Gross deferred tax liabilities                               (8,864)     (8,509)
Valuation allowance                                         (24,153)         --
--------------------------------------------------------------------------------
Net deferred tax assets                                    $     --    $ 14,563
================================================================================

The valuation allowance increased $24.2 million in fiscal 2000. The increase resulted from management's evaluation of the positive and negative evidence bearing upon the realization of its deferred tax assets. Under the applicable accounting standards, management considered the history of losses and concluded that it was appropriate to fully reserve the deferred tax assets.

As of March 31, 2000, net.com has available federal research and development tax credit carryforwards of $6.0 million expiring in years 2006 through 2021, and alternative minimum tax credit carryforwards of $3.6 million available indefinitely. Also available at March 31, 2000 are state research and development tax credit carryforwards of $4.8 million, also available indefinitely.

As of March 31, 2000 net.com has available Net Operating Loss ("NOL") carryforwards of $6.25 million expiring in year 2020. In addition, net.com has available California NOL carryforwards of $0.9 million expiring in year 2020. net.com has NOL carryforwards of $1.9 million for its U.K. subsidiary available indefinitely, also we have NOL carryforwards of $0.6 million for our French subsidiary expiring in year 2005.

NOTE 10: EARNINGS (LOSS) PER SHARE

Basic earnings per share ("EPS") excludes dilution and is computed based upon the weighted average number of common shares outstanding for the periods presented. Diluted earnings per share reflects the potential dilution that could occur if Common Stock options were exercised. Potentially dilutive common shares in the diluted EPS computation are excluded in net loss periods as their effect would be antidilutive. Such outstanding securities totaled 6,280,357 at March 31, 2000. Additionally, there were 784,000 shares of Common Stock issuable upon conversion of debentures. These shares, and the related effect of accrued interest expense on the debentures, were not included in the calculation of diluted earnings per share for any of the years presented, as their inclusion would have been antidilutive.

                                                    2000        1999        1998
--------------------------------------------------------------------------------

Numerator:
Income (loss) before extraordinary gain         $(40,070)   $ (7,054)   $ 14,350
Net income (loss)                               $(40,070)   $ (6,959)   $ 14,350

Denominator:
Weighted average shares outstanding--basic        21,489      21,508      21,246
Dilutive effect of options                            --          --         788
--------------------------------------------------------------------------------
Total Diluted                                     21,489      21,508      22,034

Basic earnings (loss) per share:
      Income (loss) before extraordinary gain   $  (1.86)   $  (0.33)     $ 0.68
      Net income (loss)                         $  (1.86)   $  (0.32)     $ 0.68

Diluted earnings (loss) per share:
      Income (loss) before extraordinary gain   $  (1.86)   $  (0.33)     $ 0.65
      Net income (loss)                         $  (1.86)   $  (0.32)     $ 0.65

NOTE 11: SIGNIFICANT CUSTOMERS

Sales to the U.S. government and its agencies amounted to 50%, 38% and 33% of revenue for fiscal years 2000, 1999 and 1998, respectively. These amounts include sales, which amounted to 39%, 24% and 30% of revenue for fiscal years 2000, 1999 and 1998, respectively, under contracts with the Department of Defense ("DoD"). Under these DoD contracts various government agencies both inside and outside the DoD can order products, installation and service from net.com. net.com had no other customers that accounted for more than 10% of revenue during these same periods.

NOTE 12: SEGMENT INFORMATION

net.com operates in one segment: the design, development, manufacture and sale of multiservice wide area networks and associated services used by enterprises, government organizations and carriers worldwide. net.com follows the requirements of SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". In January 2000, net.com reorganized its business around two product lines; narrowband and broadband products. Operating results of these two product lines have been aggregated as there have been no revenues generated from the broadband products as of March 31, 2000. Following is operating information by geographic territory for fiscal 2000, 1999 and 1998:

(DOLLARS IN THOUSANDS)
                      United      United          Other
2000                  States     Kingdom  International  Eliminations     Totals
--------------------------------------------------------------------------------

Product             $ 72,195     $13,989        $33,223     $ (3,266)   $116,141
Service and other     92,251      12,132          4,974          188     109,545
                    ------------------------------------------------------------
    Total revenue   $164,446     $26,121        $38,197     $ (3,078)   $225,686

Long-lived assets   $ 82,097     $ 2,558        $   561     $(13,243)   $ 71,973
--------------------------------------------------------------------------------

                      United      United         Other
1999                  States     Kingdom  International  Eliminations     Totals
--------------------------------------------------------------------------------

Product             $ 94,833     $26,416        $39,660     $ (3,790)   $157,119
Service and other     88,071      14,244          4,563         (162)    106,716
                    ------------------------------------------------------------
    Total revenue   $182,904     $40,660        $44,223     $ (3,952)   $263,835

Long-lived assets   $ 87,644     $ 4,885        $ 1,058     $(12,956)   $ 80,631
--------------------------------------------------------------------------------

                      United      United         Other
1998                  States     Kingdom  International  Eliminations     Totals
--------------------------------------------------------------------------------

Product             $101,398     $31,832        $64,545     $  2,424    $200,199
Service and other     90,168      16,429          2,265         (340)    108,522
                    ------------------------------------------------------------
    Total revenue   $191,566     $48,261        $66,810     $  2,084    $308,721

Long-lived assets   $ 71,111     $ 5,758        $   287     $(12,618)   $ 64,538
--------------------------------------------------------------------------------

Total revenues are based on the country from which customers are invoiced.

NOTE 13: EMPLOYEE BENEFIT PLAN

net.com has established a 401(k) tax-deferred savings plan, whereby eligible employees may contribute a percentage of their eligible compensation (presently from 1% to 17% to a maximum of $10,000 per year). Company contributions are discretionary and were $1.3 million, $1.1 million and $961,000 for fiscal 2000, 1999 and 1998, respectively.

NOTE 14: FINANCIAL INSTRUMENTS FAIR VALUE DISCLOSURE

The estimated fair values of net.com's financial instruments at March 31 were as follows:

                                                    2000                    1999
                                            --------------------    ----------------------
                                            Carrying  Estimated     Carrying    Estimated
(Dollars in thousands)                       Amount   Fair Value     Amount     Fair Value
------------------------------------------------------------------------------------------
Assets
    Cash and cash equivalents               $28,024     $28,024     $ 13,720     $ 13,720
    Temporary cash investments              $96,902     $96,902     $140,843     $140,843
    Equity securities                       $ 1,103     $ 1,103     $  1,103     $  1,103

Liabilities
    Convertible subordinated debentures     $24,706     $17,294     $ 24,706     $ 19,765
------------------------------------------------------------------------------------------

The following methods and assumptions were used in estimating the fair values of financial instruments:

Cash and cash equivalents--the carrying amounts reported in the balance sheets for cash and cash equivalents approximate their estimated fair values due to their short maturities.

Temporary cash investments and convertible subordinated debentures--fair values are based on quoted market prices.

The equity instrument held is in a privately held company. Due to there being no stated market value for the equity, it is being held and recorded at cost. Management at this time believes there to be no impairment to this asset.

NOTE 15: ACQUISITION OF FLOWWISE NETWORKS, INC.

In December 1999, net.com completed the acquisition of FlowWise Networks, Inc. ("FlowWise"). The acquisition was accounted for as a purchase. net.com paid approximately $15.4 million in cash for all FlowWise common and preferred shares outstanding plus investment banking, accounting and legal fees of approximately $800,000. net.com also placed $6.6 million in an escrow account for payments to FlowWise employees who agree to remain as net.com employees for a period of two years beginning January 2000. These amounts will be paid out and recorded as compensation expense over the course of the two years. net.com recorded a one time charge of $879,000 in the third quarter of fiscal year 2000 for purchased in-process technology that had not reached technological feasibility and had no alternative future use. The remaining portion of the purchase price that exceeded the net assets of

FlowWise, a total of $16 million, was recorded as goodwill and other intangibles that will be amortized on a straight line basis over five years.

The operating results of FlowWise have been included in the consolidated statements of operations since the date of acquisition. Had the acquisition taken place at the beginning of fiscal year 1999, the unaudited pro forma results of operations would have been as follows for fiscal years 2000 and 1999 (in thousands except for per share data):

                                                        Years ended Mar 31,
                                                      2000               1999
                                                   -----------------------------
Net revenues                                       $ 226,086          $ 263,983
Net loss                                           $ (51,929)         $ (20,836)
Basic and diluted loss per share                   $   (2.42)         $   (0.97)

The pro forma results of operations give effect to certain adjustments, including amortization of purchased intangibles, interest associated with funding the acquisition and amortization of the amount placed in escrow for payment to FlowWise employees. The $879,000 charge for purchased in-process technology has been excluded from the pro forma results, as it is a material non-recurring charge.

In determining the fair value of the assets and liabilities acquired from FlowWise, management has made estimates and assumptions that affect the reported amounts of FlowWise assets, liabilities and expenses. Actual results could differ from these amounts.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III

Certain information required by Part III is omitted from this Form 10-K because net.com will file its definitive proxy statement (the "Proxy Statement") pursuant to Regulation 14A within 120 days after the end of its fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated by reference into this Part III.

Item 10. Directors and Executive Officers of Registrant

Information regarding net.com's Directors and Executive Officers is contained in the sections captioned "Election of Directors: Directors" in the Proxy Statement is incorporated herein by reference.

Executive Officers of the Company

The Executive Officers of net.com and their ages at June 1, 2000 are as follows:

Name               Age  Position

Hubert A.J. Whyte  49   President and Chief Executive Officer

John C. Batty      45   Senior Vice President and Chief Financial Officer

Mary Ann Moran     43   Vice President, General Counsel and Corporate Secretary

Hans Kramer        38   Vice President and General Manager, Broadband

Craig W. Forbes    38   Vice President Marketing and General Manager, Narrowband

Hubert A.J. Whyte joined net.com as President and Chief Executive Officer on June 1, 1999. From 1994 until he joined net.com, Mr. Whyte served as President and CEO of Advanced Computer Communications ("ACC"), where he created a new vision and strategy for the company, successfully restructured the organization and almost doubled annual revenues before initiating the acquisition of ACC by Ericsson for approximately $290 million. Prior to joining ACC, Mr. Whyte served as Vice President and General Manager of the Access Products unit of Newbridge Networks Corporation. Earlier in his career, Mr. Whyte gained industry experience with British Telecom, Ericsson, Shell Oil, Business Intelligence Services, Mitel and Siemens.

John C. Batty joined net.com in December 1999 as Vice President and Chief Financial Officer. He has a 20-year background in high-technology, including strong experience in telecommunications, specifically in wide area networks, net.com's core business. Prior to joining net.com, Batty was Vice President of Finance and Chief Financial Officer of Verilink. Prior to Verilink, Mr. Batty spent eleven years at VLSI as Controller, Director of Corporate Financial Planning and finally as Vice President and Treasurer prior to its acquisition by Phillips Semiconductor. He earned his B.A. in Economics at the University of New Hampshire and his M.B.A. at the University of Chicago School of Business. He began his career with Intel.

Mary Ann Moran has been with net.com since March 1996. In July 1999, she was promoted to her current position of Vice President, General Counsel and Corporate Secretary. Before joining net.com, Ms. Moran was General Counsel of West Coast Video, now known as MediaCopy, a company in the home video industry where she was responsible for negotiating deals with major movie studios. She received her undergraduate degree Summa Cum Laude from the University of San Francisco, and her degree in law Cum Laude from the University of California's Hastings College of Law, in San Francisco, where she was on the Law Review.

Hans Kramer joined net.com in 1988 and became Vice President of Product Development in 1999. Mr. Kramer was appointed Vice President and General Manager of the Broadband Business Unit in January 2000. He joined net.com after working for a series of start-up companies in the communications industry, including Macom LinkABit, now a part of the Hughes Network, where he was the project leader for a VSAT product. Mr. Kramer received his B.A. in Computer Science from the University of California at San Diego, with dual minors in Economics and Queuing Systems.

Craig W. Forbes joined N.E.T. Federal, Inc., a wholly owned subsidiary of net.com, in 1988. He was appointed to the position of Vice President of Marketing in July 1999, taking an active role in the new management team's effort to revitalize and redirect the company, with a focus on opportunities in emerging technologies, without abandoning its core customer base worldwide. In January 2000, he was appointed to the position of Vice President Marketing and General Manager, Narrowband and now directs net.com's overall marketing efforts while leading the company's narrowband business in support of its existing customer base. Mr. Forbes has a Bachelor of Science degree in Electrical Engineering from Bucknell University. From 1984 until he joined N.E.T. in 1988, he was an officer in the United States Air Force.

Item 11. Executive and Director Compensation

Information regarding compensation of net.com's Directors and Executive Officers is contained in the sections captioned "Election of Directors: Board Committees, Meetings, and Remuneration" and "Executive Compensation and Related Information" in the Proxy Statement, which sections are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners and management from the section captioned "Stock Ownership of Five Percent Stockholders, Directors, and Corporate Officers" in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information regarding transactions with net.com's Directors and Executive Officers from the sections captioned "Election of Directors: Board Committees, Meetings, and Remuneration" in the Proxy Statement and "Executive Compensation and Related Information" in the Proxy Statement is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                  EXHIBIT INDEX

  Exhibit No.                                Description                                          Note
  -----------                                -----------                                          ----
     3.1       Registrant's Restated Certificate of Incorporation, as amended.                       1

     3.2       Registrant's Bylaws, as amended.                                                      1

     4.1       Indenture dated as of May 15, 1989 between Registrant and Morgan Guaranty             2
               Trust Company of New York.

     4.2       Rights Agreement dated as of August 15, 1989 between Registrant and The First         3
               National Bank of Boston, as amended.

     4.3       Certificate of Designations of Series A Junior Participating Preferred Stock          4
               filed with the Secretary of State of Delaware on August 24, 1989 (Exhibit 4.1
               in the Registrant's Form S-8 Registration Statement).

     10.1      Headquarters Facilities Lease Agreements between Sobrato Interests III and            5
               Network Equipment Technologies, Inc. dated April 9, 1997.

     10.2      Officer Employment and Continuation Agreement between Registrant and Joseph           6
               J. Francesconi.

     10.3      Officer Employment and Continuation Agreement between Registrant and G.               6
               Michael Schumacher.

     10.4      Officer Employment and Continuation Agreement between Registrant and Raymond          6
               E. Peverell.

     10.5      Officer Employment and Continuation Agreement between Registrant and Roger A.         6
               Barney.

     10.6      Officer Employment and Continuation Agreement between Registrant and Hubert           6
               A. Whyte.

     10.7      General Release of All Claims, Covenant Not to Sue, and Confidentiality               6
               Agreement between Registrant and Joseph J. Francesconi.

     10.8      Employment Agreement between Registrant and Walter J. Gill.                           7

     10.9      Change of Control Agreement between Registrant and John C. Batty.

     10.10     Change of Control Agreement between Registrant and Craig W. Forbes.

     10.11     Change of Control Agreement between Registrant and Hans Kramer.

     10.12     Change of Control Agreement between Registrant and Mary Ann Moran.

     10.13     Change of Control Agreement between Registrant and Hubert A.J. Whyte

     10.14     Form of Officer Employment and Continuation Agreement as signed by all other          7
               Executive Officers and Registrant.

     10.15     Form of Director Indemnification Agreement as signed by all Directors of the          7
               Company.

     10.16     Form of Officer Indemnification Agreement as signed by all Executive Officers         7
               of the Company.

     10.17     Corporate Director Compensation Deferral Election Program and 1996 Deferral           7
               Form.

     10.18     Corporate Officer Compensation Deferral Election Program and 1996 Deferral            7
               Form.

     10.19     Corporate Officers Long-Term Variable Compensation Program.                           7

     10.20     Agreement and Plan of Merger dated as of December 14, 1999 by and among               8
               Network Equipment Technologies, Inc., IPNow, Inc., and FlowWise Networks,
               Inc.

     13        Portions of 2000 Annual Report to Stockholders.

     21.1      Subsidiaries of Registrant as of June 29, 2000.

     23.1      Independent Auditors' Consent.

     27        Financial Data Schedule.

     99.1      Registrant's 1983 Stock Option Plan, as amended.                                      9

     99.2      Registrant's 1988 Restricted Stock Award Plan.                                        10

     99.3      Registrant's 1990 Employee Stock Purchase Plan, as amended.                           11

     99.4      Registrant's 1993 Stock Option Plan, as amended (Exhibit 99.3).                       12

     99.5      Registrant's 1997 Stock Option Program, as amended (Exhibit 99.2).                    12

     99.6      Registrant's 1998 Employee Stock Purchase Plan (Exhibit 99.1).                        12

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

(6) Incorporated by reference from the corresponding Exhibit (or the Exhibit identified in parentheses) previously filed as an Exhibit in the Registrant's Annual Report on Form 10-K (Commission File No. 0-15323) for the fiscal year ended March 31, 1999, filed with the Securities and Exchange Commission on June 29, 1999.

(7) Incorporated by reference from the corresponding Exhibit (or the Exhibit identified in parentheses) previously filed as an Exhibit in the Registrant's Annual Report on Form 10-K (Commission file No. 0-15323) for the fiscal year ended March 31, 1996, filed with the Securities and Exchange Commission on June 21, 1996.

(8) Incorporated by reference from the corresponding Exhibit (or the Exhibit identified in parentheses) previously filed as an Exhibit in the Registrant's Current Report on Form 8-K (Commission file No. 0-15323), filed with the Securities and Exchange Commission on January 10, 2000.

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

(12) Incorporated by reference from the corresponding Exhibit (or the Exhibit identified in parentheses) previously filed as an Exhibit in the Registrant's Registration Statement on Form S-8 (No. 333-49837), filed with the Securities and Exchange Commission on April 10, 1998.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
                                  (Registrant)

Date: June 29, 2000             By: /s/ Hubert A.J. Whyte
                                    Hubert A.J. Whyte
                                    President, Chief Executive
                                    Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                              Title                       Date


/s/ John Batty                Chief Financial Officer              June 29, 2000
---------------------------   (Principal Financial Officer and
John Batty                    Principal Accounting Officer)


/s/ Dixon R. Doll             Director                             June 29, 2000
---------------------------
Dixon R. Doll


/s/ James K. Dutton           Director                             June 29, 2000
---------------------------
James K. Dutton


/s/ Walter J. Gill            Director                             June 29, 2000
---------------------------
Walter J. Gill


/s/ Peter Sommerer            Director                             June 29, 2000
---------------------------
Peter Sommerer


/s/ George M. Scalise         Director                             June 29, 2000
---------------------------
George M. Scalise


/s/ Hubert A.J. Whyte         President, Chief Executive           June 29, 2000
---------------------------   Officer and Director
Hubert A.J. Whyte             (Principal Executive Officer)


/s/ Hans A. Wolf              Chairman of the Board                June 29, 2000
---------------------------
Hans A. Wolf

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

FINANCIAL STATEMENTS

                                                                    Page in 2000
                                                                     Form 10-K
                                                                     ---------

Independent Auditors' Report                                             25
Consolidated Balance Sheets as of March 31, 2000 and 1999                26
Consolidated Statements of Operations for the years ended
        March 31, 2000, 1999 and 1998                                    27
Consolidated Statements of Comprehensive Income (Loss) for the
        years ended March 31, 2000, 1999 and 1998                        27
Consolidated Statements of Cash Flows for the years ended
        March 31, 2000, 1999 and 1998                                    28
Consolidated Statements of Stockholders' Equity for the years
        ended March 31, 2000, 1999 and 1998                              29
Notes to Consolidated Financial Statements                               30

----------

FINANCIAL STATEMENT SCHEDULE

                                                          Page in 2000 Form 10-K
                                                          ----------------------

Independent Auditors' Report                                       49
Schedule II - Valuation and Qualifying Accounts                    50

      All other schedules are omitted because they are not required, are not applicable, or the information is included in the Consolidated Financial Statements or Notes thereto.

      Separate financial statements of the Registrant are omitted because the Registrant is primarily an operating company and all subsidiaries included in the Consolidated Financial Statements filed, in the aggregate, do not have a minority equity interest and/or long-term indebtedness to any person outside the consolidated group in an amount which together exceeds 5% of total consolidated assets at March 31, 2000.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Network Equipment Technologies, Inc.:

      We have audited the consolidated financial statements of Network Equipment Technologies, Inc. and subsidiaries as of March 31, 2000 and 1999, and for each of the three years in the period ended March 31, 2000, and have issued our report thereon dated April 18, 2000. Our audits also included the financial statement schedule of Network Equipment Technologies, Inc. listed in the accompanying index to financial statements and financial statement schedule. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

San Jose, California
April 18, 2000

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.

                                   SCHEDULE II

                        Valuation and Qualifying Accounts
                                 (in thousands)

                                   Balance at        Charged to         Charged                          Balance
                                    beginning        costs and         to other        Deduction/        at end
Description                         of period         expenses         accounts(1)     write off        of period
-----------                         ---------         --------         ---------        ---------       ---------
For the year ended
March 31, 1998:

          Accounts receivable
                   allowances         $3,910               --          $2,082           $(2,066)         $3,926

For the year ended
March 31, 1999:

          Accounts receivable
                   allowances         $3,926               --          $4,679           $(5,230)         $3,375

For the year ended
March 31, 2000:

          Accounts receivable
                   allowances         $3,375               --          $5,690           $(3,715)         $5,350

----------
(1) Amount represents additions to accounts receivable allowances that were charged primarily to revenue.