Form 10-Q
period 2000-06-30
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2000-08-14
CIK 752431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended __________ or __________

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

                            6530 Paseo Padre Parkway
                                Fremont, CA 94555
                                 (510) 713-7300
                                 --------------
               (Address, including zip code, and telephone number
                      including area code, of registrant's
                          principal executive offices)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes |X| No|_|

      The number of shares outstanding of the registrant's Common Stock, $.01 par value, on June 30, 2000 was 21,571,062.

This document consists of 23 pages of which this is page 1.

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I. FINANCIAL INFORMATION

      Item 1. Consolidated Financial Statements

              Condensed Consolidated Balance Sheets -
              June 30, 2000 and March 31, 2000                               3

              Condensed Consolidated Statements of Operations and
              Statements of Comprehensive Income (Loss)- Quarters
              ended June 30, 2000 and June 27, 1999                          4

              Condensed Consolidated Statements of Cash Flows -
              Quarters ended June 30, 2000 and June 27, 1999                 5

              Notes to Condensed Consolidated Financial Statements           6

      Item 2. Management's Discussion and Analysis of
              Results of Operations and Financial Condition                  9

      Item 3. Quantitative and Qualitative Disclosures About Market Risk    18

PART II. OTHER INFORMATION

      Item 5. Other Information                                             19

      Item 6. Exhibits and Reports on Form 8-K                              19

SIGNATURES                                                                  20

                                     Part I

                              Financial Information

Item 1.

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets
                      (in thousands, except shares numbers)

                                                                            June 30,       March 31,
                                                                                2000            2000
----------------------------------------------------------------------------------------------------
                                                                         (unaudited)             (1)
Assets
  Current assets:
    Cash and cash equivalents, $2,324 restricted on June 30, 2000
      and $13,144 restricted on March 31, 2000                             $  11,801       $  28,024
    Temporary cash investments                                               113,193          96,902
    Accounts receivable, net of allowances of $5,693 at June 30, 2000
      and $5,350 at March 31, 2000                                            40,990          39,317
    Inventories                                                               17,520          17,691
    Prepaid expenses and other assets                                          6,466           6,087
----------------------------------------------------------------------------------------------------
      Total current assets                                                   189,970         188,021
----------------------------------------------------------------------------------------------------

  Property and equipment, net                                                 34,409          41,621
  Software production costs, net                                               4,017           4,821
  Goodwill and other intangible assets, net                                   14,419          15,220
  Other assets                                                                11,554          10,311
----------------------------------------------------------------------------------------------------
                                                                           $ 254,369       $ 259,994
====================================================================================================

Liabilities and Stockholders' Equity
  Current liabilities:
    Accounts payable                                                       $  12,703       $   9,009
    Accrued liabilities                                                       37,525          40,119
----------------------------------------------------------------------------------------------------
      Total current liabilities                                               50,228          49,128
----------------------------------------------------------------------------------------------------

  Long-term liabilities:
    Capital leases                                                               163             186
    Non-current accrued liabilities                                              474              --
    7 1/4% redeemable convertible subordinated debentures                     24,706          24,706
----------------------------------------------------------------------------------------------------
      Total long term liabilities                                             25,343          24,892
----------------------------------------------------------------------------------------------------

  Stockholders' equity:
    Preferred stock, $.01 par value
      Authorized: 5,000,000 shares
      Outstanding: none                                                           --              --
    Common stock, $.01 par value
      Authorized: 50,000,000
      Outstanding: 21,571,062 shares at June 30 and
        21,602,000 at March 31                                                   215             216
    Additional paid in capital                                               181,907         181,683
    Treasury stock                                                            (6,371)         (5,640)
    Cumulative comprehensive loss                                             (1,319)         (1,349)
    Retained earnings                                                          4,366          11,064
----------------------------------------------------------------------------------------------------
      Total stockholders' equity                                             178,798         185,974
----------------------------------------------------------------------------------------------------
                                                                           $ 254,369       $ 259,994
====================================================================================================

See Notes to Condensed Consolidated Financial Statements

(1)   Derived from audited consolidated financial statements

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
               Condensed Consolidated Statements of Operations and
                    Statements of Comprehensive Income (Loss)
              (in thousands, except per share amounts - unaudited)

                                                                          Quarter ended
                                                                          -------------
                                                                      June 30,       June 27,
                                                                          2000           1999
---------------------------------------------------------------------------------------------
Revenue:
  Product revenue                                                     $ 22,513       $ 33,024
  Service and other revenue                                             20,890         29,531
---------------------------------------------------------------------------------------------
    Total revenue                                                       43,403         62,555
---------------------------------------------------------------------------------------------
  Cost of product revenue                                               12,159         13,600
  Cost of service and other revenue                                     13,822         19,321
---------------------------------------------------------------------------------------------
    Total cost of sales                                                 25,981         32,921
---------------------------------------------------------------------------------------------

Gross margin                                                            17,422         29,634
Operating expenses:
  Sales and marketing                                                   11,494         19,038
  Research and development                                              10,375         11,440
  General and administrative                                             3,196          3,076
  Amortization of goodwill and other intangible assets                     801             --
---------------------------------------------------------------------------------------------
    Total operating costs                                               25,866         33,554
---------------------------------------------------------------------------------------------
      Loss from operations                                              (8,444)        (3,920)

Interest income                                                          1,868          1,468
Interest expense                                                          (539)          (492)
Other                                                                      432          7,577
---------------------------------------------------------------------------------------------
      Income (loss) before income taxes                                 (6,683)         4,633

Income tax provision (benefit)                                              15          1,158
---------------------------------------------------------------------------------------------
      Net income (loss)                                               $ (6,698)      $  3,475
=============================================================================================

Earnings (loss) per share:
  Basic                                                               $  (0.31)      $   0.16
  Diluted                                                             $  (0.31)      $   0.16
---------------------------------------------------------------------------------------------
Shares used in per share computation:
  Basic                                                                 21,587         21,388
  Diluted                                                               21,587         21,480
---------------------------------------------------------------------------------------------

Condensed Consolidated Statements of Comprehensive Income (Loss)
---------------------------------------------------------------------------------------------

Net income (loss)                                                     $ (6,698)      $  3,475

Other comprehensive income (loss), net of tax:
  Cumulative translation adjustment                                       (162)          (150)
  Net unrealized gains (losses) on securities, net of taxes of
    $0 at June 30, 2000 and $3,771 at June 27, 1999                        195         (7,005)
  Less reclassification adjustment for gains
    included in net income                                                  --          7,520
---------------------------------------------------------------------------------------------
Comprehensive income (loss)                                           $ (6,665)      $  3,840
---------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                           (in thousands - unaudited)

                                                                          Quarter ended
                                                                          -------------
                                                                     June 30,       June 27,
                                                                         2000           1999
--------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                       $ 28,024       $ 13,720
--------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income (loss)                                                    (6,698)         3,475
  Adjustments required to reconcile net income (loss) to net cash used for operations:
      Depreciation and amortization                                     4,982          6,647
      Amortization of goodwill and intangibles                            801
      Restructure liability                                             6,127             --
      Restricted stock compensation                                        --              3
      Deferred income taxes                                                --         (3,499)
      Loss on disposition of property and equipment                       235             --
      Changes in assets and liabilities:
        Accounts receivable                                            (1,993)       (13,032)
        Inventories                                                       166          1,254
        Prepaid expenses and other assets                                 548           (241)
        Accounts payable                                                 (350)         2,890
        Accrued liabilities                                            (8,595)        (3,240)
--------------------------------------------------------------------------------------------

    Net cash used for operations                                       (4,777)        (5,743)
--------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchases of temporary cash investments                             (21,255)       (15,908)
  Proceeds from maturities of temporary cash investments                4,769         29,021
  Purchases of property and equipment                                  (2,091)        (1,932)
  Additions to software production costs                                   --           (794)
  Cash paid for acquisition of company                                 (1,500)            --
  Other                                                                (1,286)           156
--------------------------------------------------------------------------------------------
    Net cash provided by (used for) investing activities              (21,363)        10,543
--------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Sale of common stock                                                    905          1,010
  Repurchase of common stock                                           (1,413)        (3,005)
  Insurance settlement proceeds                                        10,000             --
--------------------------------------------------------------------------------------------

    Net cash provided by (used for) financing activities                9,492         (1,995)
--------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                   425           (322)
    Net increase (decrease) in cash and cash equivalents              (16,223)         2,483
--------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                             $ 11,801       $ 16,203
============================================================================================

Other cash flow information:
  Cash paid during the year:
    Interest                                                         $    900       $    924
    Income taxes                                                           --            146
  Non-cash investing and financing activities:
    Unrealized gain (loss) on available-for-sale securities          $    195       $ (7,005)

See Notes to Condensed Consolidated Financial Statements

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

The consolidated financial statements include the accounts of Network Equipment Technologies, Inc. doing business as net.com ("net.com") and its subsidiaries. Intercompany accounts and transactions have been eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position as of June 30, 2000, and the results of operations and cash flows for the quarters ended June 30, 2000 and June 27, 1999. These financial statements should be read in conjunction with the March 31, 2000 audited consolidated financial statements and notes thereto. The results of operations for the quarter ended June 30, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2001.

2. Inventories

Inventories are stated at lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs. Inventories at June 30, 2000 and March 31, 2000 consisted of the following:

(Dollars in thousands)                          June 30, 2000     March 31, 2000
--------------------------------------------------------------------------------

Purchased components                                  $ 3,647            $ 2,866
Work-in-process                                        12,033             13,868
Finished goods                                          1,840                957
--------------------------------------------------------------------------------
                                                      $17,520            $17,691
================================================================================

3. Earnings (Loss) Per Share

Basic earnings (loss) per share have been computed based upon the weighted average number of common shares outstanding for the periods presented. For diluted earnings per share, shares used in the per share computation include weighted average common and potentially dilutive shares outstanding. Potentially dilutive shares consist of shares issuable upon the assumed exercise of dilutive stock options. These shares totaled 158,000 and 92,000 for the quarter ended June 30, 2000 and June 27, 1999, respectively. The 158,000 shares for the quarter ended June 30, 2000 were excluded from, and the 92,000 shares for the quarter ended June 27, 1999 were included in the per share computation. Additionally, there were 784,000 shares of Common Stock issuable upon conversion of debentures. These shares, and the related effect of the accrued interest on the debentures, were not included in the calculation of diluted earnings per share for the periods ended June 30, 2000 or June 27, 1999, as their inclusion would have been antidilutive in both periods.

4. Comprehensive Income

Accumulated comprehensive income (loss) at June 30, 2000 and March 31, 2000 is comprised of cumulative foreign translation adjustments of ($964,000) and ($802,000), respectively, and cumulative net unrealized losses on available-for-sale securities of ($352,000) and ($547,000), respectively.

5. Restructure Costs

Fourth Quarter Fiscal Year 1999 Restructuring

The Consolidated Statements of Operations for fiscal 1999 included a charge of $4.7 million, consisting of $4.6 million for employee severance and other related costs and $119,000 for office closures. A restructuring accrual of $874,000 remains as of June 30, 2000. We expect that the accrual will be paid in its entirety during fiscal 2003.

                                     Restructure            Paid       Remaining
                                          Charge         To Date         Accrual

Compensation                              $3,964          $3,090          $  874
Outplacement                                 597             597              --
Office closures                              135             135              --
                                          ------          ------          ------
  Totals                                  $4,696          $3,822          $  874
                                          ======          ======          ======

Second Quarter Fiscal Year 2000 Restructuring

The Condensed Consolidated Statements of Operations for fiscal 2000 included a charge of $3.4 million taken in the second quarter of fiscal year 2000, consisting of $3.2 million for employee severance and other related costs and $174,000 for office closures. A restructuring accrual of $304,000 remains as of June 30, 2000. We expect that the accrual will be paid in its entirety during fiscal 2001.

                                     Restructure            Paid       Remaining
                                          Charge         To Date         Accrual

Compensation                              $2,912          $2,619          $  293
Outplacement                                 266             266              --
Office closures                              174             163              11
                                          ------          ------          ------
  Totals                                  $3,352          $3,048          $  304
                                          ======          ======          ======

Fourth Quarter Fiscal Year 2000 Restructuring

The Condensed Consolidated Statements of Operations for fiscal 2000 included a charge of $12.2 million taken in the fourth quarter of fiscal 2000 consisting of $7.3 million for employee severance and other related costs and $4.9 million for office closures and related costs. A restructuring accrual of $4.9 million remains as of June 30, 2000. We expect that the accrual will be substantially paid during fiscal 2001.

                                   Restructure              Paid       Remaining
                                        Charge           To Date         Accrual

Compensation                           $ 6,710           $ 5,742         $   968
Outplacement                               636               399             237
Office closures                          4,869             1,125           3,744
                                       -------           -------         -------
  Totals                               $12,215           $ 7,266         $ 4,949
                                       =======           =======         =======

6. Recently Issued Accounting Standard

Financial Accounting Standards Board (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, establishes accounting and reporting standards for derivative instruments. Adoption of this statement will not materially impact our consolidated financial condition, results of operations or cash flows. This statement is effective for us beginning April 1, 2001.

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We believe that our revenue recognition policy complies with the provisions of SAB No. 101.

7. Acquisition

In the first quarter of fiscal 2001, we acquired the assets of privately held Convergence Equipment Company ("Convergence") from Global Communication Technologies, Inc. for $1.5 million in cash. Convergence designs and manufactures next generation IP (internet protocol) telephony platforms. Included in the transaction are the Convergence engineering team, intellectual property, and a full-featured IP voice switch. The operating results for Convergence have been included in the consolidated statements of operations for net.com effective May 4, 2000, the date of the acquisition. The acquisition was accounted for as a purchase. At June 30, 2000, we were still in the process of evaluating the acquisition and the value of the purchased tangible net assets and the value of the resulting goodwill and intangible assets. We expect this valuation to be completed in the second fiscal quarter of fiscal 2001. We will amortize the goodwill and intangible assets on a straight-line basis over a period of three to five years. No amount of the purchase price is expected to be ascribed to in process research and development costs.

8. Employee Stock Purchase Plan Share Issuance

Under net.com's 1998 Employee Stock Purchase Plan ("ESPP"), net.com's employees, subject to certain restrictions, may purchase shares of net.com Common Stock at a price equal to at least 85% of the lower of the market value of the Common Stock at the beginning of the offering period or at the end of each four month purchase period. net.com recently discovered that for the April 28, 2000 ESPP purchase date, it had inadvertently failed to register 49,343 shares of the total 78,461 shares issued under the ESPP. net.com intends to offer recission rights for one year to employees who received the unregistered shares wherein net.com will offer to repurchase the unregistered shares at the original price paid by the employee plus interest at the legal rate. All shares were sold at $6.80 per share for a total aggregate repurchase price of $335,532 plus interest.

9. Federal OEM Product Sales Reporting

Product revenue from our Federal Sales channel in the first quarter of fiscal 2001 included $1.3 million of Federal OEM product sales. In the first quarter of fiscal 2000, and in all other previous quarters, Federal OEM product sales were reported as part of service and other revenue rather than as part of product revenue. Excluding the $1.3 million in OEM sales, product revenue for the first quarter of fiscal 2001 would be $21.2 million compared to $33.0 million in the first quarter of fiscal 2000. Service and other revenue in the first quarter of fiscal 2001 including the $1.3 million in OEM sales would be $22.2 million compared to $29.5 million in the first quarter of fiscal 2000. The reporting of Federal OEM product sales as part of product revenue in fiscal 2001 is consistent with industry practice for reporting product revenues.

In addition, in the first quarter of fiscal 2001, cost of product sales included $1.1 million in cost for Federal OEM product sales. Excluding the $1.1 million, cost of product sales in the first quarter of fiscal 2001 would be $11.1 million compared to $19.3 million in the first quarter of fiscal 2000. Cost of service and other revenue in the first quarter of fiscal 2001 including the $1.1 million in cost would be $14.9 million compared to $19.2 million in the first quarter of fiscal 2000.

10. General and Administrative Expense Reporting

General and administrative expense in the first quarter of fiscal 2001 includes approximately $450,000 of expenses for payroll, recruiting and legal expenses, which previously would have been, allocated to other expense categories on the income statement. Specifically, in the first quarter of fiscal 2000, and in all other previous quarters, the same expenses were reported as cost of product, cost of service, sales and marketing, and research and development expenses. Excluding the reclassification of the $450,000 general and administrative expense in the first quarter of fiscal 2001, general and administrative expense would be $2.7 million compared to $3.1 million in the first quarter of fiscal 2000. Cost of product in the first quarter of fiscal 2001 would be $12.2 million compared to $13.6 million in the first quarter of fiscal 2000. Cost of service in the first quarter of fiscal 2001 would be $13.9 million compared to $19.3 million in the first quarter of fiscal 2000. Sales and marketing expense in the first quarter of fiscal 2001 would be $11.8 million compared to $19.0 million in the first quarter of fiscal 2000. Research and development expense in the first quarter of fiscal 2001 would be $10.5 million compared to $11.4 million in the first quarter of fiscal 2000. The reporting of payroll, recruiting and legal expense in general and administrative expense in fiscal 2001 provides consistent measurement of total general and administrative expenses.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This discussion and analysis should be read in conjunction with Part I of the Company's Form 10-K for the fiscal year ended March 31, 2000.

Statements made in this Management's Discussion and Analysis or elsewhere in this quarterly report or other communications (including press releases and analyst calls) contain forward-looking statements that involve risk and uncertainty. These statements relate to future events or to our future financial results. Forward-looking statements can often be identified by words such as "may", "will", "should", "expect", "anticipate", "believe", "estimate" or words of similar import. Our actual results may differ significantly from those anticipated by any forward-looking statement as a result of a number of factors, trends, and risks - many beyond our control. These factors and risks are discussed further in the Business Environment and Risk Factors below and in the Company's Form 10-K for the year ending March 31, 2000. We do not undertake an obligation to update these forward -looking statements or risk factors to reflect future events or circumstances.

Acquisition of Convergence Equipment Company

In the first quarter of fiscal 2001, we acquired the assets of privately held Convergence Equipment Company from Global Communication Technologies, Inc. for $1.5 million in cash. Convergence Equipment Company designs and manufactures next generation IP (internet protocol) telephony platforms. Included in the transaction are the Convergence Equipment Company's engineering team, intellectual property, and a full-featured IP voice switch. The acquisition was accounted for as a purchase. The purchase price, less the value of the fixed assets acquired will be recorded as goodwill and other intangible assets and will be amortized on a straight line basis over a period of three to five years.

Results of Operations

The following table depicts selected data derived from the Company's Consolidated Statements of Operations expressed as a percentage of revenue for the periods presented:

--------------------------------------------------------------------------------
                                                       Three Months Ended
                                                       ------------------
Percent of Revenue                             June 30, 2000       June 27, 1999
--------------------------------------------------------------------------------
Product revenue                                     51.9%              52.8%
Service and other revenue                           48.1               47.2
Total revenue                                      100.0              100.0

Product gross margin                                46.0               58.8
Service and other revenue gross margin              33.8               34.6
Total gross margin                                  40.1               47.4

Sales and marketing                                 26.5               30.4
Research and development                            23.9               18.3
General and administrative                           7.4                4.9
Amortization of intangibles                          1.8                0.0
Total operating expenses                            59.6               53.6

Loss from operations                               (19.4)              (6.3)

Net income (loss)                                  (15.4)%              5.6%
--------------------------------------------------------------------------------

Revenue

Total revenue for the first quarter of fiscal 2001 decreased 30.6% or $19.2 million to $43.4 million from $62.6 million for the first quarter of fiscal 2000. Product revenue decreased 31.8% or $10.5 million to $22.5 million from $33.0 million compared to the same period in fiscal 2000. The decrease in product revenue was primarily due to a decline in sales of our circuit switched or "narrowband" product line, Promina(R), which accounts for the majority of our product sales. The market for circuit switched or "narrowband" products is declining as the market for packet switched or "broadband" products is increasing. Product revenues in all four of our sales channels described below declined in the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000. Product revenue for the North America channel declined 37.1% to $3.1 million from $5.0 million quarter-over-quarter. Product revenue in our Federal channel declined 33.4% to $9.9 million from $14.9 quarter-over-quarter. Beginning with the first quarter of fiscal 2001, product revenue in our Federal channel includes certain OEM product sales, which have been reported previously as part of service and other revenue. See Note 9, Federal OEM Product Sales Reporting, to Notes to Consolidated Condensed Financial Statements of this Form 10Q. Excluding the effect of this change, the Federal channel product revenue declined 42.2% compared to the same period last year. Our two international channels, the European channel and the Asia Pacific/Latin America channel declined 25.3% and 26.8%, respectively, to $5.1 million and $4.4 million, respectively, from $6.8 million and $6.0 million quarter-over-quarter. Net.com is currently developing products for the packet switched or broadband equipment market, which will replace our Promina product line. Revenue from broadband products is not expected until the second quarter of fiscal 2001 and significant revenue is not expected until fiscal 2002.

Service and other revenue for the first quarter of fiscal 2001 decreased 29.2% to $20.9 million from $29.5 million for the first quarter of fiscal 2000. The decrease in service and other revenue is a result of a decline in the installed base of equipment that requires ongoing service support. In addition, approximately $1.3 million in OEM product sales specific to the Federal channel have been reported as product revenue in the first quarter of fiscal 2001 rather than other revenue as in the same period last year. In the first quarter of fiscal 2000, OEM product sales of $5.5 million specific to the Federal channel were reported as service and other revenue. Excluding the effect of this change, service and other revenue in the first quarter of fiscal 2001 decreased 24.9% compared to the same period last year.

Gross Margin

Total gross margin, comprised of product and service margin, decreased as a percentage of total revenue to 40.1% in the first quarter of fiscal 2001 compared to 47.4% in the first quarter of fiscal 2000. The decrease is primarily the result of lower product revenue gross margins quarter-over-quarter. In the first quarter of fiscal 2001, product gross margin decreased to 46.0% from 58.8% in the first quarter of fiscal 2000. The decrease in product gross margins resulted primarily from unfavorable manufacturing variances caused by lower product revenues on relatively fixed manufacturing overhead. In addition, first quarter domestic product revenues decreased as a percentage of total product revenues to 57.9% compared to 61.2% quarter-over-quarter. Since product sales through the domestic sales channels, North America and Federal produce higher gross margins than product sales through the international sales channels, Europe and Asia Pacific/Latin America, this shift in mix from domestic to international product sales adversely impacted product gross margins.

Service and other revenue gross margins decreased to 33.8% in the first quarter of fiscal 2001 from 34.6% in the first quarter of fiscal 2000. The gross margin decline resulted primarily from lower service contract revenues and the requirement to maintain certain fixed costs to support service contracts.

Operating Expenses

Operating expenses in the first quarter of fiscal 2001 decreased $7.7 million to $25.9 million compared to $33.6 million in the first quarter of fiscal 2000. Operating expenses as a percentage of total revenue increased to 59.6% in the first quarter of fiscal 2001, compared to 53.6% in the first quarter of fiscal 2000. The lower operating expenses are primarily due to lower headcount resulting from restructurings in the second and fourth quarters of fiscal 2000. Operating expenses as a percentage of total revenue in the first quarter of fiscal 2001 increased as a result of lower revenues than in the first quarter of fiscal 2000.

Sales and marketing expenses in the first quarter of fiscal 2001 decreased $7.5 million to $11.5 million compared to $19.0 million in the first quarter of fiscal 2000. Sales and marketing expenses as a percentage of total revenue decreased to 26.5% in the first quarter of fiscal 2001, compared to 30.4% in the first quarter of fiscal 2000. The decrease in spending is the result of reduced headcount and continued focus on cost control. We expect sales and marketing expenses to vary as a percentage of sales volume for the remainder of the fiscal year.

Research and development expense in the first quarter of fiscal 2001 decreased $1.0 million to $10.4 million compared to $11.4 million in the first quarter of fiscal 2000. Research and development expense as a percentage of total revenue increased to 23.9% in the first quarter of fiscal 2001 from 18.3% in the first quarter of fiscal 2000. The decrease in spending is primarily the result of reduced headcount. Research and development expense as a percentage of total revenue in the first quarter of fiscal 2001 increased as a result of lower revenues than in the first quarter of fiscal 2000. We expect research and development spending in future periods to remain flat or to increase slightly compared to the first quarter of fiscal 2001 as we continue to focus on new broadband product development.

General and administration expense in the first quarter of fiscal 2001 increased $123,000 to $3.2 million compared to $3.1 million in first quarter of fiscal 2000. General and administration expense as a percentage of total revenue increased to 7.4% in the first quarter of fiscal 2001 from 4.9% in the first quarter of fiscal 2000. Beginning in fiscal 2001 certain payroll, legal and recruiting expenses will be reported in the general and administration expense line. In previous periods the expenses were allocated into cost of good sold, sales and marketing expense, and research and development expense. The effect of this change was to increase general and administrative expenses by approximately $450,000 for the quarter ending June 30, 2000. See Note 10, General and Administrative Expense Reporting, to Notes to Consolidated Condensed Financial Statements of this From 10Q. We expect general and administrative expense in the future periods to remain flat or to decrease slightly compared to the first quarter of fiscal 2001.

Amortization of goodwill and other intangibles expense was $801,000 in the first quarter of fiscal 2001. This amortization expense is a result of the acquisition of FlowWise Networks, Inc. that occurred in the third quarter of fiscal 2000. We expect that amortization of goodwill and other intangibles expense will increase in the future periods compared to the first quarter of fiscal 2001 as a result of the amortization for goodwill and other intangibles associated with the Convergence Equipment Company acquisition.

Non-Operating Items

Interest income, primarily related to cash investments increased $400,000 in the first quarter of fiscal 2001 to $1.9 million compared to $1.5 million in the first quarter of fiscal 2000. The increase is primarily the result of a shift in the investment portfolio from tax-exempt securities to taxable securities that contain a higher yield.

Interest expense, primarily related to the 7 1/4% convertible subordinated debentures, increased $47,000 to $539,000 compared to $468,000 from the comparable period in fiscal 2000. The increase is primarily related to debt obligations assumed as part of the acquisition of FlowWise Networks, Inc. in the third quarter of fiscal 2000.

Other income in the first quarter of fiscal 2001 decreased $7.2 million to $432,000 compared to $7.6 million in the first quarter of fiscal 2000. Other income in the first quarter of fiscal 2000 consisted principally of a $7.2 million gain from the sale of all of the equity securities held in a publicly traded company.

The first quarter of fiscal 2001 included a tax provision of $15,000 compared to $1.2 million recorded in the first quarter of fiscal 2000.

BUSINESS ENVIRONMENT AND RISK FACTORS

net.com's business is subject to the risks below. Although we have tried to identify the material risks to our business, this not an all-inclusive list. There may be additional risks not listed because either they have not yet been identified or they are not material now, although they could become material in the future. Any one of the risks identified below could materially impact our business, results of operation or financial condition.

net.com has lost money for the past four quarters and could incur losses in future quarters

While we have been profitable in the past, for the past four quarters and for six out of the last seven quarters we have had losses. Our net loss totaled $6.7 million for the first quarter of fiscal year 2001. We will continue to incur large research and development, marketing and sales expenses to release our new SCREAM(TM) product line. Although we have taken a number of measures to reduce expenditures, our SCREAM expenditures mean we need to generate significant revenues to achieve profitability. Since we do not foresee revenue growth from our existing Promina product line, profitability will need to come from the growth in revenue associated with the introduction of new products including those recently acquired. Even if we do achieve profitability in a future quarter, we cannot guarantee that that profitability will be sustainable.

Cash reserves may continue to decrease if losses continue

Because of our recent losses, we have had to use portions of our cash reserves to fund operations. In the first quarter of fiscal year 2001, we expended $4.8 million of our cash reserves for this purpose. Until we become profitable, a further decline in our cash reserves may be required in order to fund operations. Further depletion of our cash reserves could negatively affect our stock price.

Our operating results are likely to fluctuate thereby affecting our stock price

Our operating results may be subject to quarterly fluctuations as a result of many different factors. Some of those factors include:

1) General economic conditions in the United States and abroad that can affect capital spending decisions of our customers.

2) Decreased demand for our Promina circuit switched products due to a decline in the markets for our technologies. We expect that in the future, net sales of our Promina products will remain below what we experienced in previous years. The market for circuit switched networking products appears to be decreasing, possibly substantially, as commercial customers in the United States initially and worldwide thereafter increasingly adopt packet or "broadband" technologies. We cannot predict the speed at which the transition from circuit to packet technologies will occur. The transition may occur more rapidly than we have anticipated, which would cause quarterly fluctuations in product sales to increase and could have other adverse effects on our financial results.

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

7) Our lack of backlogged product orders at the beginning of each quarter. Historically, the majority of our revenue in each quarter has resulted from orders received and shipped in that quarter. In the past fiscal year, we have not started a quarter with a sufficient amount of backlogged orders to meet the sales forecast for that quarter. Because many smaller networking equipment companies have the same ordering patterns yet still see increased revenue growth, we do not believe that backlog is necessarily indicative of future revenue levels. Without a backlog, we have been forced to schedule production and commit to certain expenses based more upon forecasts of sales, which are difficult to predict. Forecasting sales during a quarter is difficult in part because a large portion of our orders historically have been received and filled in the last month of the quarter. This ordering pattern creates a significant risk of carrying too much or too little inventory if orders do not match forecast. Furthermore, if large orders do not close when forecasted or if near-term demand weakens for the products we have available to ship, our operating results for that or subsequent quarters would be adversely affected.

While it would be extremely difficult to list all the factors that can affect revenues in a quarter or a fiscal year, the factors listed can have a significant effect. Because of possible fluctuations resulting from these various factors, results of operations in any one-quarter do not necessarily indicate what results can be expected in future quarters. Future declines in networking product sales for any reason could have a material adverse effect on our business, financial condition or results of operations. Additionally, to the extent that we do not achieve profitability in any given quarter or that our forecasted revenue is below the expectations of the publicly traded markets, the price of our common stock could fall, perhaps by a significant amount.

We are dependent in large part on the Promina product line until introduction of net.com's SCREAM product line in full

Currently, we derive the majority of our product revenue from our Promina product line, a circuit-based technology that will eventually be replaced entirely by our packet based product line, net.com's SCREAM. We believe that circuit-based technology generally is becoming obsolete, but we cannot foresee when this obsolescence will become complete. While we work to develop our SCREAM product line, we are dependent upon our Promina products to generate the bulk of our revenue. Upon introduction of SCREAM, it will take time to develop the market for this product. Our ability to complete development of net.com's SCREAM product line and to successfully introduce that product to the market could materially affect our financial condition and results of operation.

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

Increased competition is likely in the future

The market for networking products is extremely competitive. Our specific market, telecommunication equipment, is a highly competitive and dynamic market characterized by the easy entrance of new start-up companies, rapid changes, converging technologies and a worldwide migration from existing circuit technology to the new packet based technologies. We compete directly both internationally and domestically with many different companies, some of which are large, established suppliers of end-to-end solutions such as Cisco, Lucent, Nortel and others which are new start-up ventures. Many of the large suppliers have greater financial, marketing and technical resources and offer a wider range of networking products than we have. They are often able to devote greater resources to the development, marketing and sale of their products and to use large market capitalizations or significant cash to acquire other companies with technology and/or products that are competitive with ours. They often can compete favorably on price because their large product selection allows them to decrease the price for any individual product without significantly impacting their overall product margins. Small start-up ventures are better able to devote all their resources to a particular product development unencumbered by the requirements to support an existing product line. As a result of the market's favorable reaction to recent initial public offerings by technology companies, start-ups also often have large market capitalizations allowing them easy access to capital which could be used for various growth activities including funding competitive acquisitions. Through these acquisitions, competitors can obtain strategic advantages that may adversely affect our business, financial condition or results of operations.

To remain competitive, we need to develop new products that meet the ever-changing needs of the networking market but that can be sold at a competitive price. We also must enhance our current products to provide needed features that increase the overall value proposition for the customer while keeping the price competitive. Due to the competitive nature of the market and the relative age of our current product offerings, we may not be able to maintain prices for our products at levels that will sustain profitability over the short or long term.

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

Our inability to sign competitive resale partners internationally could significantly affect future product and service revenue

Because the transition from circuit to packet technology is slower outside the United States, we expect international sales will continue to account for a significant portion of our Promina product sales in future periods. Resellers whose territories correspond to a particular geographic region that is not exclusive to that reseller generate most international sales. Resellers do not have minimum purchase requirements that they must meet. While we require our resellers to use their best efforts to resell our products, because our product line is small, our resellers must often resell product lines from other networking companies including our competitors such as Cisco, in order to sustain a profit. Because of Cisco's size and dominant position in the network equipment market, it is difficult to find a reseller who does not resell Cisco products. Due to the difficulty of signing up resellers without pre-existing competitive relationships, our resellers are not always successful in promoting our products thereby impacting the sustainability of our international product sales. If we cannot develop relationships with resellers that can effectively market and sell our products and services, we may not be able to meet our forecasted sales and revenue in future quarters.

Our Latin America sales may continue at depressed levels

Sales in Latin America have largely been through strategic international resale partners, primarily IBM and Ericsson Networks, rather than through local resellers. Our reseller relationship with IBM ended in late calendar 1997. In Latin America, Ericsson Networks has focused on marketing and selling its own internally developed products. The decline of these two relationships has significantly impacted product revenue in Latin America. If we cannot find other resale channels, our Latin American sales may continue at current or decreased levels thereby impacting our business, results of operations and financial condition.

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

If we are unable to hire qualified new employees or to retain existing employees, then we may not be able to successfully manage our business

As with all technology companies, our success is dependent on being able to attract and retain highly skilled engineers, managers and other key employees. In particular, we have seen a large turnover in our direct sales force in North America. This turnover has impacted our ability to sell products in the United States. The current tight job market has made competition for employees very intense for all employers. The large job growth in the San Francisco Bay Area and the competition for employees from companies able to offer greater compensation incentives through either options for stock with a perceived higher growth value than net.com, or offering a large equity interest in a pre-IPO start-up company has made it difficult for many departments in net.com including Marketing and Engineering to attract and recruit new employees in a timely manner. While we have put additional focus and resources into our recruitment activities and have taken steps including compensation and other incentives that we hope will mitigate these competitive advantages, we cannot say that in the current economy, our increased efforts will substantially improve the recruitment and retention issues faced by our company at this time. Our inability to attract, recruit and retain key personnel, particularly engineers, sales and marketing employees, could impact our ability to meet important company objectives such as product delivery deadlines and sales targets. That in turn could significantly impact our business, results of operations and financial condition.

Our need to obsolete our STM product line could impact revenue in future periods

Due to an inability to find parts needed to manufacture our STM product line, we will be working with our customers to end of life this product line effective at the end of fiscal year 2001. In the first quarter of fiscal 2001, STM accounted for 6.3% of our product revenue. We are not planning on replacing the STM with another product line for that market. If revenue generated from our new products is not sufficient to compensate for revenues lost from STM product sales, the phase out of the STM product could impact our results of operations and financial condition in future periods.

We rely on a number of sole source suppliers for our component parts

For both net.com's Promina and new SCREAM product lines, we purchase key components from single source suppliers, in particular, our back planes, ASICS and power supplies. If one of these suppliers were no longer able to supply a required component, it could result in our having to significantly reengineer the affected product. Further, due to increased demand and a shortage of capacity in the semiconductor industry, lead times for ordering parts have increased. If we encounter shortages or delays in receiving ordered components or if we are not able to accurately forecast our ordering requirements, this could adversely impact our ability to ship ordered products and could ultimately negatively impact our results of operations and financial condition.

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

We cannot guarantee that our acquisition of Convergence will prove successful

In the first quarter of fiscal 2001 we acquired Convergence Equipment Company. The purchase of Convergence gives us voice over IP technology that can be sold as a stand alone product or incorporated into our existing Promina product line at a later date. We believe that adding the voice over IP feature will enhance the value proposition for customers of our Promina products.

While the intent of this acquisition is to enhance our competitive position, we cannot be certain that it will have this result. To be successful, we must overcome risks associated with the acquisition including the possible inability to integrate the Convergence technologies and products with our current and future technologies and products, the possible loss of key Convergence employees, our inability to successfully sell the Convergence product due to competitive factors or our inability to complete development of the Convergence product and successfully bring it to market in a timely manner. Failure to bring the Convergence product to market in a timely manner could impact our ability to maintain projected revenue levels. If the Convergent acquisition proves unsuccessful, it could have an adverse effect on our business, financial condition or results of operations.

We face greater credit risk from some of our new customers

Historically, our customers have tended to be large established companies who either used our products to develop their own wide area network or were telephone companies using our products to allow their customers to access their regional or national network. In the past two years, our customers have changed to now include smaller, start-up telecommunications companies. Because these start-up companies typically do not have either long operating histories or significant capitalization, traditional lending sources are often not available to them. Because financing assistance from the manufacturer is often required to consummate the transaction, these companies frequently make purchasing decisions in part on the ability of an equipment manufacturer to provide financing assistance to them in deploying their network infrastructure. We have had a leasing program originally with Bank Boston and now with Marcap to assist these customers with their financing requirements. This program includes a loss sharing provision with the lessor. In addition, we entered into a loss sharing agreement with one of our resellers wherein we share in a percentage of any loss arising from a customer's failure to pay the reseller for our equipment. Both these programs are for United States based companies only. Although we have not experienced significant losses to date from customers failing to meet their obligations, should a significant number of lessees or customers in any one loss sharing pool or should one large lessee or customer default, it could have a material adverse effect on our business, results of operations and financial condition.

We expect gross margins to decline over future periods

Due to increases in competition, material and labor costs, subcontractor costs and changes in the mix of products we sell, we expect that our gross margins could decrease in future quarters. Some of our new products may have lower gross margins than our Promina product line. In addition, if product sales decrease so that service revenue becomes a larger part of overall revenue, overall margin may decrease as service products traditionally have lower margins. Further, to the extent we expand our sales through product resellers, reseller sales generally result in lower gross margins because of the need to build in a margin for the reseller. Prices for our component parts are also increasing due to increased demand and an overall shortage of capacity in the semiconductor industry. Any one of these factors or all of them in combination may decrease our product margins or our margins overall.

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

Sales of net.com's SCREAM product depends upon continued growth of the Internet

We expect our broadband product sales will grow in large part due to increasing growth of the Internet. In addition, our SCREAM product is targeted at certain markets, such as internet and application service providers, whose business relies predominantly on the growth of the Internet. If the Internet does not continue to grow, it would directly impact the market for broadband networking equipment like SCREAM. In the future, it is possible that there will be problems with the performance of Internet communications due to capacity limitations and equipment or software failures. Should any of these failures be associated with net.com equipment, our reputation as a supplier of reliable equipment would be tarnished, whether justified or not. That could undermine our ability to sell products into targeted markets.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Company had cash, cash equivalents and temporary cash investments of $125.0 million as compared to $124.9 million at the end of fiscal 2000. Cash used by operations was $4.8 million in the first quarter of fiscal 2001 compared to $5.8 million used by operations in the comparable period from the prior year. The quarter-over-quarter net $1.0 million decrease in cash used in the first quarter of fiscal 2001 was principally due to a small increase in accounts receivable as compared to a large increase in accounts receivable from the comparable period, partially offset by a net loss in the first quarter of fiscal 2001, compared to net income in the first quarter of fiscal 2000.

Net cash used by investing activities in the first quarter of fiscal 2001 was $21.4 million compared to net cash provided by investing activities of $10.5 million in the first quarter of fiscal 2000. Net cash used for investing activities in the first quarter of fiscal 2001 consisted of additions to property and equipment of $2.1 million, net purchases of temporary cash investments of $16.5 million and $1.5 million in cash used to purchase Convergence. Net cash provided by investing activities in the first quarter of fiscal 2000 consisted primarily from the proceeds from the net sale of temporary cash investments of $13.1 million offset by additions to property and equipment of $1.9 million and additions to software production costs of $0.8 million.

Net cash provided by financing activities in the first quarter of fiscal 2001 was $9.5 million compared to net cash used for financing activities of $2.0 million in the first quarter of fiscal 2000. The $9.5 million increase was primarily related to insurance proceeds of $10.0 million, the first payment associated with the settlement of construction defects at our Fremont campus. Pursuant to our settlement agreement, we will be eligible to receive additional insurance proceeds as a function of our incurred costs for moving and construction of replacement buildings. The affect of the insurance proceeds on cash in the first quarter of fiscal 2001 was partially offset by the repurchase of common stock.

The board of Directors re-authorized a share repurchase program in October of 1999. During the first quarter of fiscal 2001, 170,800 common shares at an average price of $8.27 per common share were repurchased. We intend to continue the share repurchase program in fiscal 2001 and from time to time will reenter the market to repurchase shares.

We believe that our current cash and cash equivalents, temporary cash investments and cash flows from operations will be sufficient to fund operations, purchases of capital equipment and research and development programs currently planned at least through the next 12 months.

Item 3.

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

There has been no material change from the information as reported in the Form 10-K for the fiscal year ended March 31, 2000. Refer to the Quantitative and Qualitative Disclosures section in the Form 10-K for fiscal year ended March 31, 2000 for information on the financial instruments.

                                    PART II.

                                OTHER INFORMATION

Item 5. Other Information

            None

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            27    Financial Data Schedule

      (b)   Report on Form 8-K

            None

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NETWORK EQUIPMENT
                                        TECHNOLOGIES, INC.


Dated: August 14, 2000                  /s/ Hubert A.J. Whyte
                                        ----------------------------------------
                                        Hubert A.J. Whyte
                                        President and Chief Executive Officer


                                        /s/ John C. Batty
                                        ----------------------------------------
                                        John C. Batty
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)