Form 10-Q
period 2000-09-29
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2000-11-13
CIK 752431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended  ______________ or __

Commission File Number 0-15323

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                         94-2904044
----------------------------------                      ---------------------
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

                                 Yes |X| No |_|

      The number of shares outstanding of the registrant's Common Stock, par value $.01, on September 29, 2000 was 21,717,251.

================================================================================

This document consists of 20 pages of which this is page 1.

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I.           FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets -
                  September 29, 2000 and March 31, 2000                     3

                  Condensed Consolidated Statements of Operations and Statements of Comprehensive Income (Loss)- Quarter and
                  Six Months ended September 29, 2000 and
                  September 26, 1999                                        4

                  Condensed Consolidated Statements of Cash Flows -
                  Six Months ended September 29, 2000
                  and September 26, 1999                                    5

                  Notes to Condensed Consolidated Financial Statements      6

         Item 2.  Management's Discussion and Analysis of
                  Results of Operations and Financial Condition             9

         Item 3.  Quantitative and Qualitative Disclosures About Market
                  Risk                                                     18

PART II.          OTHER INFORMATION

         Item 4.  Submission of Matters to Vote of Security Holders        19

         Item 6   Exhibits and Reports on Form 8-K                         19

SIGNATURES                                                                 20

                                     Part I

                              Financial Information

Item 1.
                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets
                      (in thousands, except per share data)

                                                                                                   September 29,          March 31,
                                                                                                            2000               2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      (unaudited)               (1)
Assets
    Current assets:
        Cash and cash equivalents, $1,776 restricted at September 29, 2000
           and $13,144 restricted at March 31, 2000                                                    $  22,570          $  28,024
        Short term investments                                                                           102,278             96,902
        Accounts receivable, net of allowances of $5,599 at September 29, 2000
            and $5,350 at March 31, 2000                                                                  41,175             39,317
        Inventories                                                                                       18,158             17,691
        Prepaid expenses and other current assets                                                          6,486              6,087
------------------------------------------------------------------------------------------------------------------------------------
            Total current assets                                                                         190,667            188,021
------------------------------------------------------------------------------------------------------------------------------------
    Property and equipment, net                                                                           32,245             41,621
    Software production costs, net                                                                         3,240              4,821
    Goodwill and other intangible assets, net                                                             14,758             15,220
    Other assets                                                                                           7,861             10,311
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       $ 248,771          $ 259,994
====================================================================================================================================
Liabilities and Stockholders' Equity
    Current liabilities:
        Accounts payable                                                                               $   7,278          $   9,009
        Accrued and other current liabilities                                                             42,292             40,119
------------------------------------------------------------------------------------------------------------------------------------
            Total current liabilities                                                                     49,570             49,128
------------------------------------------------------------------------------------------------------------------------------------
    Long-term liabilities:
        Capital leases                                                                                       128                186
        Long term accrued liabilities                                                                         28                 --
        7 1/4% redeemable convertible subordinated debentures                                             24,706             24,706
------------------------------------------------------------------------------------------------------------------------------------
            Total long term liabilities                                                                   24,862             24,892
------------------------------------------------------------------------------------------------------------------------------------
    Stockholders' equity:
        Preferred stock, par value $.01
            Authorized: 5,000,000 shares
            Outstanding: none                                                                                 --                 --
        Common stock, par value $.01
            Authorized: 50,000,000 shares
            Outstanding: 21,717,251 shares at September 29, 2000
                and 21,602,000 at March 31, 2000                                                             217                216
        Additional paid in capital                                                                       182,460            181,683
        Treasury stock                                                                                    (5,620)            (5,640)
        Retained earnings                                                                                 (1,839)            11,064
        Accumulative other comprehensive loss                                                               (879)            (1,349)
------------------------------------------------------------------------------------------------------------------------------------
            Total stockholders' equity                                                                   174,339            185,974
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       $ 248,771          $ 259,994
====================================================================================================================================

See Accompanying Notes to Condensed Consolidated Financial Statements

(1) Derived from the March 31, 2000 audited consolidated financial statements

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
               Condensed Consolidated Statements of Operations and
                    Statements of Comprehensive Income (Loss)
                (in thousands, except per share data - unaudited)

                                                                                   Quarter ended               Six Months ended
                                                                                   -------------               ----------------
                                                                              Sept. 29,     Sept. 26,      Sept. 29,      Sept. 26,
                                                                                2000          1999           2000           1999
====================================================================================================================================
Revenue:
    Product revenue                                                          $  20,622      $  41,511      $  43,135      $  79,609
    Service and other revenue                                                   21,935         23,277         42,825         47,734
------------------------------------------------------------------------------------------------------------------------------------
        Total revenue                                                           42,557         64,788         85,960        127,343
------------------------------------------------------------------------------------------------------------------------------------
    Cost of product revenue                                                     11,002         19,248         23,161         37,074
    Cost of service and other revenue                                           13,556         14,719         27,378         29,730
------------------------------------------------------------------------------------------------------------------------------------
        Total cost of revenue                                                   24,558         33,967         50,539         66,804
------------------------------------------------------------------------------------------------------------------------------------
Gross margin                                                                    17,999         30,821         35,421         60,539
Operating expenses:
    Sales and marketing                                                         11,631         17,962         23,125         36,640
    Research and development                                                     9,406         10,967         19,781         22,253
    General and administrative                                                   3,382          3,501          6,578          7,172
    Restructure cost                                                              (158)         3,380           (158)         3,383
    Amortization of goodwill and other intangible assets                           861             --          1,662             --
------------------------------------------------------------------------------------------------------------------------------------
        Total operating expenses                                                25,122         35,810         50,988         69,448
------------------------------------------------------------------------------------------------------------------------------------
           Loss from operations                                                 (7,123)        (4,989)       (15,567)        (8,909)

Interest income                                                                  1,947          1,697          3,815          3,165
Interest expense                                                                  (575)          (475)        (1,114)          (967)
Other income (expenses)                                                           (442)          (116)           (10)         7,461
------------------------------------------------------------------------------------------------------------------------------------
           Income (loss) before income taxes                                    (6,193)        (3,883)       (12,876)           750

Income tax provision (benefit)                                                       9           (970)            24            188
------------------------------------------------------------------------------------------------------------------------------------
           Net income (loss)                                                 $  (6,202)     $  (2,913)     $ (12,900)           562
====================================================================================================================================
Earnings (loss) per share:

    Basic                                                                    $   (0.29)     $   (0.14)     $   (0.60)     $    0.03

    Diluted                                                                  $   (0.29)     $   (0.14)     $   (0.60)     $    0.03
====================================================================================================================================
Shares used in per share computation:

    Basic                                                                       21,619         21,332         21,574         21,359

    Diluted                                                                     21,619         21,332         21,574         21,509
====================================================================================================================================

Condensed Consolidated Statements of Comprehensive Income (Loss)
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                            $  (6,202)     $  (2,913)     $ (12,900)     $     562

Other comprehensive income (loss), net of tax:

    Cumulative translation gains                                                   211            240             49             90
    Net unrealized gains (losses) on securities, net of taxes                     (226)            24            407         (6,981)
    Less reclassification adjustment for gains
        included in net income                                                      14             (3)            14          7,513
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                                  $  (6,203)     $  (2,652)     $ (12,430)     $   1,184
====================================================================================================================================

See Accompanying Notes to Condensed Consolidated Financial Statements

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                           (in thousands - unaudited)

                                                                                                            Six Months ended
                                                                                                            ----------------
                                                                                                     Sept. 29,             Sept 26,
                                                                                                          2000                 1999
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                                                        $ 28,024             $ 13,720
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income (loss)                                                                                  (12,900)                 562
    Adjustments required to reconcile net income (loss) to net cash used in operations:
           Depreciation and amortization                                                                 9,800               11,791
           Amortization of goodwill and intangibles                                                      1,662                   --
           Restructure liability                                                                         3,996                3,318
           Restricted stock compensation                                                                    --                    7
           Deferred income taxes                                                                            --               (3,499)
           Loss on disposition of property and equipment                                                   235                  132
           Changes in assets and liabilities:
               Accounts receivable                                                                      (2,311)              (6,640)
               Inventories                                                                                (472)               2,698
               Prepaid expenses and other current assets                                                (1,026)                 517
               Accounts payable                                                                         (1,697)              (4,676)
               Accrued liabilities                                                                      (6,171)               1,288
------------------------------------------------------------------------------------------------------------------------------------

    Net cash provided by (used in) operations                                                           (8,884)               5,498
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Purchases of temporary cash investments                                                            (33,354)             (48,528)
    Maturities of short term investments                                                                27,752               84,004
    Purchases of property and equipment                                                                 (3,696)              (3,156)
    Additions to software production costs                                                                  --               (1,328)
    Cash paid for Convergence assets acquisition                                                        (1,500)                  --
    Other                                                                                                2,379                  407
------------------------------------------------------------------------------------------------------------------------------------

        Net cash provided by (used in) investing activities                                             (8,419)              31,399
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Sale of common stock                                                                                 2,211                1,835
    Repurchase of common stock                                                                          (1,413)              (3,005)
    Insurance settlement proceeds                                                                       10,000                   --
------------------------------------------------------------------------------------------------------------------------------------

        Net cash provided by (used in) financing activities                                             10,798               (1,170)
------------------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                                  1,051                   22
        Net increase (decrease) in cash and cash equivalents                                            (5,454)              35,749
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                                                              $ 22,570             $ 49,469
====================================================================================================================================

Other cash flow information:
    Cash paid (refunded) during the year:
        Interest                                                                                      $    906             $    936
        Income taxes                                                                                        --               (6,190)
    Non-cash investing and financing activities:
        Unrealized gain (loss) on available-for-sale securities                                       $    226             $ (6,981)

See Accompanying Notes to Condensed Consolidated Financial Statements

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of Network Equipment Technologies, Inc. doing business as net.com ("net.com") and its subsidiaries. Intercompany accounts and transactions have been eliminated.

Beginning fiscal year 2001, net.com began using a fiscal year consisting of four 13 week quarters. In all previous years we used a modified four 13 week quarter fiscal year that resulted in the first quarter of the fiscal year being shorter than 13 weeks and the fourth quarter being longer than 13 weeks due to quarter ending dates. The new fiscal year period being used is intended to better reflect quarter over quarter performance.

We have reclassified certain general and administrative expenses in the prior year Condensed Consolidated Statement of Operations. These reclassifications had no effect on Stockholder's equity or Net Comprehensive losses. This is intended to better reflect year over year comparisons of operating results.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position as of September 29, 2000, and the results of operations and cash flows for the quarters ended September 29, 2000 and September 26, 1999. These financial statements should be read in conjunction with the March 31, 2000 audited consolidated financial statements and notes thereto. The results of operations for the quarter ended September 29, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2001.

2. Inventories

Inventories are stated at lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs. Inventories at September 29, 2000 and March 31, 2000 consisted of the following:

(Dollars in thousands)                  September 29, 2000      March 31, 2000
------------------------------------------------------------------------------

Purchased components                              $  4,140            $  2,866
Work-in-process                                     12,951              13,868
Finished goods                                       1,067                 957
------------------------------------------------------------------------------
                                                  $ 18,158            $ 17,691
==============================================================================

3. Earnings (Loss) Per Share

Basic earnings (loss) per share have been computed based upon the weighted average number of common shares outstanding for the periods presented. For diluted earnings per share, shares used in the per share computation include weighted average common and potentially dilutive shares outstanding. Potentially dilutive shares consist of shares issuable upon the assumed exercise of dilutive stock options. These shares totaled 363,000 and 168,000 for the quarters ended September 29, 2000 and September 26, 1999, respectively. The shares were excluded from the per share computation. Additionally, there were 784,000 shares of Common Stock issuable upon conversion of debentures. These shares, and the related effect of the accrued interest on the debentures, were not included in the calculation of diluted earnings per share for the periods ended September 29, 2000 or September 26, 1999, as their inclusion would have been antidilutive in both periods.

4. Comprehensive Income

Accumulated other comprehensive income (loss) at September 29, 2000 and March 31, 2000 is comprised of cumulative foreign translation adjustments of ($753,000) and ($802,000), respectively, and cumulative net unrealized losses on available-for-sale securities of ($126,000) and ($547,000), respectively.

5. Restructure Costs

Fourth Quarter Fiscal Year 1999 Restructuring

The Consolidated Statements of Operations for fiscal 1999 included a charge of $4.7 million, consisting of $4.6 million for employee severance and other related costs and $135,000 for office closures. A restructuring accrual of $851,000 remains as of September 29, 2000. We expect that the accrual will be paid in its entirety by the end of fiscal 2003.

                                   Restructure             Paid        Remaining
                                        Charge          To Date          Accrual

Compensation                           $ 3,964          $ 3,113          $   851
Outplacement                               597              597               --
Office closures                            135              135               --
                                       -------          -------          -------
      Totals                           $ 4,696          $ 3,845          $   851
                                       =======          =======          =======

Second Quarter Fiscal Year 2000 Restructuring

The Condensed Consolidated Statements of Operations for fiscal 2000 included a charge of $3.4 million taken in the second quarter of fiscal year 2000, consisting of $3.2 million for employee severance and other related costs and $174,000 for office closures. A restructuring accrual of $110,000 remains as of September 29, 2000. We expect that the accrual will be paid in its entirety by the end of fiscal 2003.

                                   Restructure             Paid        Remaining
                                        Charge          To Date          Accrual

Compensation                           $ 2,912          $ 2,802          $   110
Outplacement                               266              266               --
Office closures                            174              174               --
                                       -------          -------          -------
      Totals                           $ 3,352          $ 3,242          $   110
                                       =======          =======          =======

Fourth Quarter Fiscal Year 2000 Restructuring

The Condensed Consolidated Statements of Operations for fiscal 2000 included a charge of $12.2 million taken in the fourth quarter of fiscal 2000 consisting of $7.3 million for employee severance and other related costs and $4.9 million for office closures and related costs. A restructuring accrual of $4.4 million remains as of September 29, 2000. We expect that the accrual will be substantially paid during fiscal 2001.

                                   Restructure             Paid        Remaining
                                        Charge          To Date          Accrual

Compensation                           $ 6,710          $ 6,118          $   592
Outplacement                               636              538               98
Office closures                          4,869            1,158            3,711
                                       -------          -------          -------
      Totals                           $12,215          $ 7,814          $ 4,401
                                       =======          =======          =======

Accrual Evaluation

In the quarter ended September 29, 2000 we evaluated the adequacy of the remaining accruals for the fourth quarter fiscal year 1999 restructuring and second quarter fiscal year 2000 restructuring. This evaluation resulted in a $158,000 credit due to actual expenditures being slightly less than the original accrual.

6. Recently Issued Accounting Standards

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, establishes accounting and reporting standards for derivative instruments. Adoption of this statement will not materially impact our consolidated financial condition, results of operations or cash flows. This statement is effective for us beginning April 1, 2001.

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We believe that our revenue recognition policy complies with the provisions of SAB No. 101.

7. Assets Acquisition

In the first quarter of fiscal 2001, we acquired the assets of privately held Convergence Equipment Company ("Convergence") from Global Communication Technologies, Inc. for $1.5 million in cash. Convergence designs and manufactures next generation IP (internet protocol) telephony platforms. The acquisition was accounted for as a purchase. Included in the transaction is property, plant and equipment valued at $300,000 and the Convergence engineering team, intellectual property, and a full-featured IP voice switch valued at $1.2 million. The $1.2 million is classified as an intangible asset and will be amortized over 5 years. The operating results for Convergence have been included in the consolidated statements of operations for net.com effective May 4, 2000, the date of the acquisition.

8. Employee Stock Purchase Plan Share Issuance

Under net.com's 1998 Employee Stock Purchase Plan ("ESPP"), net.com's employees, subject to certain restrictions, may purchase shares of net.com Common Stock at a price equal to at least 85% of the lower of the market value of the Common Stock at the beginning of the offering period or at the end of each four month purchase period. In the first fiscal quarter of fiscal year 2001net.com discovered that for the April 28, 2000 ESPP purchase date, it had inadvertently failed to register 49,343 shares of the total 78,461 shares issued under the ESPP. net.com notified those employees who received the unregistered shares of their right to seek recission of their purchase of these shares by requesting that net.com repurchase the unregistered shares at the original price paid by the employee plus interest at the legal rate. All shares were sold at $6.80 per share for a total aggregate repurchase price of $335,532 plus interest.

9. Subsequent Event

On October 18, 2000 net.com entered into an agreement for the sale of its federal services business ("FSB") assets to CACI International, Inc. ("CACI") for a cash consideration of up to $40.0 million. The assets involved are comprised mainly of federal government service contracts, accounts receivable, spares inventory and fixed assets. The purchase price will be paid out over time with $25.0 million payable at closing, $1.0 million six months after closing, $1.0 million held in escrow and payable one year after closing and the remaining $13.0 million payable contingent upon transfer to CACI of work performed under certain net.com federal contracts. Additionally CACI and net.com will enter into a royalty agreement whereby net.com and CACI will share in the increase in maintenance revenue above an agreed upon base amount on net.com products. This sale is subject to appropriate regulatory approvals and certain closing conditions. It is expected to close in the quarter ending December 29, 2000.

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

RESULTS OF OPERATIONS

The following table depicts selected data derived from the Company's Consolidated Statements of Operations expressed as a percentage of revenue for the periods presented:

-------------------------------------------------------------------------------------
                                            Quarter Ended          Six Months Ended
                                            -------------          ----------------
                                        Sept. 29,   Sept. 26,   Sept. 29,   Sept. 26,
Percent of Revenue                        2000        1999        2000        1999
-------------------------------------------------------------------------------------
Product revenue                            48.5       64.1         50.2       62.5
Service and other revenue                  51.5       35.9         49.8       37.5
                                         ------     ------       ------     ------
     Total revenue                        100.0      100.0        100.0      100.0
                                         ------     ------       ------     ------

Product gross margin                       46.6       53.6         46.3       53.4
Service and other revenue gross margin     38.2       36.8         36.1       37.7
                                         ------     ------       ------     ------
     Total gross margin                    42.3       47.6         41.2       47.5
                                         ------     ------       ------     ------

Sales and marketing                        27.3       27.7         26.9       28.8
Research and development                   22.1       16.9         23.0       17.5
General and administrative                  7.9        5.4          7.7        5.6
Amortization of intangibles                 2.0        0.0          1.9        0.0
Reorganization expense                     (0.4)       5.2         (0.2)       2.7
                                         ------     ------       ------     ------
     Total operating expenses              59.0       55.3         59.3       54.5
                                         ------     ------       ------     ------

Income (loss) from operations             (16.7)      (7.7)       (18.1)      (7.0)
                                         ------     ------       ------     ------

Net income (loss)                         (14.6)      (4.5)       (15.0)       0.4
                                         ======     ======       ======     ======
-------------------------------------------------------------------------------------

Revenue

Total revenue for the second quarter of fiscal 2001 decreased $22.2 million to $42.6 million, or 34.3% from the second quarter of fiscal 2000, and decreased $41.4 million to $86.0 million, or 32.5%, on a year-to-date basis. Similarly, product revenue for the second quarter of fiscal 2001 decreased $20.9 million to $20.6 million, or 50.3% from the second quarter of fiscal 2000, and decreased $36.5 million to $43.1 million, or 45.8%, on a year-to-date basis. During the second quarter and the first six months of fiscal 2001, product revenue declined in all of our sales channels, North America, Federal, Europe, and Asia Pacific/Latin America compared to both these prior periods. The decrease in product revenue was primarily due to a decline in sales of our circuit switched or "narrowband" product line Promina(R), which accounts for the majority of our product sales. The market for narrowband products is declining as the market for packed switched or "broadband" products is increasing. Net.com is currently developing products for the broadband equipment market, which will replace for Promina product line. Although we shipped our first order for broadband product revenue in the second quarter of fiscal 2001, significant revenue from broadband products is not expected until fiscal 2002.

Service and other revenue for the second quarter and first six months of fiscal 2001 decreased $1.3 million to $21.9 million or 5.8%, from the second quarter of fiscal 2000, and decreased $4.9 million to $42.8 million, or 10.3%, on a year-to date basis. The decrease in service and other revenue is primarily the result of a decline in the installed base of equipment that requires ongoing service support.

Gross Margin

Total gross margin, comprised of product and service margin, decreased as a percentage of total revenue to 42.3% and 41.2% in the second quarter and first six months of fiscal 2001, respectively, compared to 47.6% and 47.5% for both comparable periods in fiscal 2000. The decline resulted from lower product revenue gross margins. These lower gross margins were caused primarily by unfavorable manufacturing variances due to lower product revenue and relatively fixed manufacturing overhead. In addition, product revenue declined as a percentage of total revenue in the second quarter and first six months of fiscal 2001 from the comparable periods in fiscal 2000. Product revenue has higher gross margins compared to service and other revenue gross margins and declines in product revenue as a percentage of total revenue decrease total gross margin.

Service and other revenue gross margin increased to 38.2% in the second quarter fiscal 2001 from 35.9% in the second quarter of 2000. Service and other revenue gross margin decreased to 36.1% in the first six months of fiscal 2001 from 37.7% in the first six months of fiscal 2000. The decrease in gross margin for the first six months of fiscal 2001 was the result of lower service contract revenue and relatively fixed service support expenses compared to the first six months of fiscal 2000.

Operating Expenses

Operating expenses in the second quarter and the first six months of fiscal 2001 decreased $10.7 million to $25.1 million, and $18.5 million to $51.0 million, respectively, from the comparable periods of fiscal 2000. Operating expenses as a percentage of total revenue increased to 59.0% from 55.3% quarter-over-quarter and 59.3% from 54.5% year-over-year. The decrease in operating expenses are primarily due to lower headcount resulting from the restructuring that occurred in the fourth quarter of fiscal 2000. The increase in operating expenses as a percentage of total revenue resulted primarily from the lower revenues in the second quarter and first six months of fiscal 2001 compared to both these prior periods. We continue to focus on cost control and expect operating expenses to remain relatively constant for the remainder of the fiscal year.

Sales and marketing expense decreased $6.3 million to $11.6 million and $13.5 million to $23.1 million in the second quarter and first six months of fiscal 2001, respectively, from the comparable periods of fiscal 2000. Sales and marketing expense as a percentage of total revenue decreased to 27.3% from 27.7% quarter-over quarter and to 26.9% from 28.8% year-over-year. The decrease in spending is primarily the result of lower compensation related costs as a result of reduced headcount. A portion of sales expense is a variable expense to product revenue and as a result, we expect sales and marketing expenses to vary as a percentage of sales volume for the remainder of the fiscal year.

Research and development expense decreased $1.6 million to $9.4 million and $2.5 million to $19.8 million in the second quarter and first six months of fiscal 2001, respectively, from the comparable periods of fiscal 2000. The decrease in spending is primarily the result of lower compensation related costs as a result of reduced headcount. In addition, direct material expense for prototype materials was lower in the second quarter and first six months of fiscal 2001 from the comparable periods in fiscal 2000. Research and development expenses as a percentage of total revenue increased to 22.1% from 16.9% quarter-over-quarter and to 23.0% from 17.5% year-over-year. The increase in research and development spending as a percentage of total revenue is principally the result of lower revenue. We intend to focus research and development resources on development and release of broadband technology offerings and as a result, we expect spending to remain constant or increase slightly for the remainder of fiscal 2001

General and administrative expense decreased $119,000 to $3.4 million and $594,000 to $6.6 million in the second quarter and first six months of fiscal 2001, respectively, from the comparable periods of fiscal 2000, and increased as a percentage of total revenue to 7.9% from 5.4% quarter-over-quarter and to 7.7% from 5.6% year-over year. The increase in general and administrative spending as a percentage of total revenue is principally the result of lower revenue. We expect general and administrative expenses to remain constant or decline slightly for the remainder of the fiscal year as a result of a decline in consulting expenses related to the divestiture of the Federal Services Business.

Amortization of goodwill and other intangible assets was $861,000 and $1.7 million in the second quarter and first six months of fiscal 2001, respectively. The amortization is a result of two recent acquisitions, FlowWise Networks

Inc. in the third quarter of fiscal 2000 and Convergence Equipment Company in the first quarter of fiscal 2001. Goodwill and other intangibles will be amortized on a straight-line basis over five years.

Other operating expense includes a credit for $158,000 in the second quarter of fiscal 2001. The credit resulted from a change in estimates for a restructuring charge accrued in fiscal 2000.

Non-Operating Items

Interest income, primarily related to short term investments, increased $250,000 and $650,000 in the second quarter and first six months of fiscal 2001, respectively, from the comparable periods of fiscal 2000. The increase is primarily the result of a shift in the investment portfolio from tax-exempt securities to taxable securities that contain a higher yield.

Interest expense increased $100,000 and $147,000 in the second quarter and first six months of fiscal 2001, respectively, from the comparable periods of fiscal 2000. Interest expense is comprised primarily of the expense related to the 7 1/4% convertible debentures. The increase is primarily related to debt obligations assumed as part of the acquisition of FlowWise Networks, Inc. in the third quarter of fiscal 2000.

Other expense, primarily related to currency gain or loss, increased $326,000 to $442,000 in the second quarter of fiscal 2001 as compared to $116,000 in the comparable period of fiscal 2000. Other expense was $10,000 in the first six months of fiscal 2001 compared to a $7.5 million gain in the first six months of fiscal 2000. The gain resulted from the sale of all of the equity securities held in a publicly traded company.

Subsequent Event

On October 18, 2000 net.com entered into an agreement for the sale of its federal services business ("FSB") assets to CACI International, Inc. ("CACI") for a cash consideration of up to $40.0 million. The assets involved are comprised mainly of federal government service contracts, accounts receivable, spares inventory and fixed assets. The purchase price will be paid out over time with $25.0 million payable at closing, $1.0 million six months after closing, $1.0 million held in escrow and payable one year after closing and the remaining $13.0 million payable contingent upon transfer to CACI of work performed under certain net.com federal contracts. Additionally CACI and net.com will enter into a royalty agreement whereby net.com and CACI will share in the increase in maintenance revenue above an agreed upon base amount on net.com products. This sale is subject to appropriate regulatory approvals and certain closing conditions. It is expected to close in the quarter ending December 29, 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of September 29, 2000, the Company had cash and cash equivalents of $22.6 million and short term investments of $102.3 million for a total of $124.9 million, as compared to a total of $124.9 million as of March 31, 2000. The cash and cash equivalents decreased $5.4 million and the short term investments increased $5.4 million in the first six months of fiscal 2000. The net operating losses and the related effect on cash in fiscal 2001 was offset by the insurance proceeds of $10.0 million received in the first quarter of fiscal 2001 as discussed below.

Cash used by operations was $8.9 million during the first six months of fiscal 2001, compared to cash provided by operations of $5.5 million in the comparable period from the prior year. The net decrease of $14.4 million year-over year was primarily from the reported net loss of $12.9 million year to-date in fiscal 2001.

Net cash used by investing activities in the first six months of fiscal 2001 was $8.4 million compared to net cash provided by investment activities of $31.4 million in the first six months of fiscal 2000. Net cash used for investing activities in the first six months of fiscal 2001 consisted primarily of purchases of short term investments of $33.4 million and additions to property and equipment of $3.7 million, partially offset by net cash provided from investing activities of $27.8 million from proceeds from maturities of short term investments. Net cash provided by investing activities in the first six months of fiscal 2000 consisted primarily of proceeds from maturities of short term investments of $84.0 million, partially offset by net cash used for investing activities of $48.5 million from purchases of short term investments

Net cash provided by financing activities in the first six months of fiscal 2001 was $10.8 million compared to net cash used for financing activities of $1.2 million in the first six months of fiscal 2000. The $12.2 million increase was primarily related to insurance proceeds of $10.0 million, the first payment associated with the settlement of construction defects at our Fremont campus. Pursuant to our settlement agreement, we will be eligible to receive additional insurance proceeds as a function of the costs incurred for moving and replacement of tenant improvements. In addition, cash provided by financing activities in the first six months of fiscal 2001 included $2.2 million from the sale of common stock partially offset by the net cash used by investment activities of $1.4 million from the repurchase of common stock.

The Board of Directors re-authorized a share repurchase program in October of 1999. During the first six months of fiscal 2001, 170,800 common shares at an average price of $8.27 per common share were repurchased. We intend to continue the share repurchase program in fiscal 2001 and from time to time will reenter the market to repurchase shares.

We believe that we will be able to continue to fund operations, purchases of capital equipment and research and development programs currently planned at least through the next 12 months.

BUSINESS ENVIRONMENT AND RISK FACTORS

net.com's business is subject to the risks below. Although we have tried to identify the material risks to our business, this is not an all-inclusive list. There may be additional risks not listed because either they have not yet been identified or they are not material now, although they could become material in the future. Any one of the risks identified below could materially impact our business, results of operation or financial condition.

net.com has lost money for the past five quarters and could incur losses in future quarters

While we have been profitable in the past, for the past five quarters and for seven out of the last eight quarters we have had losses. Our net loss totaled $6.2 million for the second quarter of fiscal year 2001. We will continue to incur large research and development, marketing and sales expenses to release our new SCREAM(TM) product line. Although we have taken a number of measures to reduce expenditures, our SCREAM expenditures mean we need to generate significant revenues to achieve profitability. Since we do not foresee revenue growth from our existing Promina product line, profitability will need to come from the growth in revenue associated with the introduction of new products including those recently acquired. Even if we do achieve profitability in a future quarter, we cannot guarantee that that profitability will be sustainable.

Cash reserves may decrease if losses continue

Until we become profitable the risk of our cash reserves declining is significant. Depletion of our cash reserves could negatively affect our stock price.

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

4) Increases or decreases in our operating expenses. Most of our expenses are fixed, rather than variable. As a result, any shortfall in revenue for a quarter may materially impact our financial condition and results of operations.

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

7) Our lack of backlogged product orders at the beginning of each quarter. Historically, the majority of our revenue in each quarter has resulted from orders received and shipped in that quarter. Neither in the fiscal year to date or in the last fiscal year have we started a quarter with a sufficient amount of backlogged orders to meet the sales forecast for that quarter. Because many smaller networking equipment companies have the same ordering patterns yet still see increased revenue growth, we do not believe that backlog is necessarily indicative of future revenue levels. Without a backlog, we have been forced to schedule production and commit to certain expenses based more upon forecasts of sales, which are difficult to predict. Forecasting sales during a quarter is difficult in part because a large portion of our orders historically have been received and filled in the last month of the quarter. This ordering pattern creates a significant risk of carrying too much or too little inventory if orders do not match forecast. Furthermore, if large orders do not close when forecasted or if near-term demand weakens for the products we have available to ship, our operating results for that or subsequent quarters would be adversely affected.

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

Our need to obsolete our STM product line could impact revenue in future periods

Due to an inability to find parts needed to manufacture our STM product line, we will be working with our customers to end of life this product line effective at the end of fiscal year 2001. In the first half of fiscal 2001, STM accounted for 7.6% of our product revenue. We are not planning on replacing the STM with another product line for that market. If revenue generated from our new products is not sufficient to compensate for revenues lost from STM product sales, the phase out of the STM product could impact our results of operations and financial condition in future periods.

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

The move from circuit to packet based products appears to be happening more quickly in the commercial markets in the United States than elsewhere in the world. Up until last fiscal year, our largest market was traditionally the United States. This is where we have seen the largest drop-off in commercial product sales. Consequently, international sales will continue to account for a significant portion of our Promina sales in future periods. International sales tend to have risks that are difficult to foresee and plan for including political and economic stability, regulatory changes, currency exchange rates, tax rates and structures, and collection of accounts receivable. Unforeseen events in various areas of the globe may have an adverse impact on us. Further, our international markets are served primarily by non-exclusive resellers who themselves may be severely impacted by economic or market changes within a particular country or region. Unforeseen or unpredictable changes in international markets could have an adverse effect on our business, results of operations and financial condition.

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

Our customers and partners must focus on service creation and delivery for our new SCREAM product to gain acceptance in the broadband access market

net.com's new SCREAM product focuses on allowing our customers to deliver services to their customers. Service creation is a concept that is only just now being seriously studied by our customers. While early indications are that this is a significant product feature, if the move by our customers to adopt the service creation model is slow or if our customers ultimately reject this as an unneeded technology, then our SCREAM product may not be accepted or may be accepted slowly by the broadband access market. In either case, a lack of acceptance or a slower than anticipated acceptance could impact our forecasted revenue.

In order to successfully market our SCREAM product, we will need to sign up both software application partners and product resale partners. The software application partners will provide the billing and other software needed to create a total service creation solution for our customers. Product resale partners will be needed to supplement and enhance our existing direct sales force both in the US and overseas. While we have begun in earnest the process of identifying and signing both software application and resale partners, more partners in both these areas are needed. If we are unable to sign the needed partners because they do not accept service creation as a needed technology or for any other reasons, this could impact the overall success of SCREAM.

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

A significant portion of our revenue is generated from sales to the Federal government

A significant portion of our revenue from both product and services comes from contracts with the U.S. government, most of which do not include purchase commitments. While the transition from circuit to packet technology is slower in the Federal market than in the commercial market, orders from the U.S. government may not continue at historical levels, and it is possible that we will not be able to obtain orders from new commercial customers to make up any shortfall. The Federal market is characterized by rapid consolidation of companies serving this market. As our federal contracts come up for renewal, the government is tending to favor larger companies that can assume the role we currently hold as primary contractor making us a subcontractor to a prime. If we cannot find larger federal companies to partner with us on renewal of our federal contracts, we could see a decrease in U.S. government orders and resulting revenue. In addition, as a subcontractor, we often cannot offer the same array of products at the prices we have in the past. This could lead to a decrease in sales and related gross margin on those sales. Should U.S. government orders substantially decline, it could have a material adverse effect on our business, results of operations and financial condition.

We cannot guarantee that our divestiture of our federal services business will prove successful

At the beginning of the third quarter of fiscal year 2001, net.com entered into an agreement to sell its Federal services business. Following the closing of the sale, anticipated for the end of the third fiscal quarter of this fiscal year, we will continue to sell net.com products directly to the Federal government and will have also entered into a strategic alliance with the acquirer, CACI International, to jointly market each other's products and services. This divestiture will include both net.com Federal maintenance services and our Federal professional services. While the intent of this planned divestiture is to become a pure play networking equipment company with a focus on broadband, we cannot be certain that it will have this result. For the divestiture to be successful, we must overcome certain risks that involve both our ability to receive the entire agreed upon cash consideration from CACI and our ability to achieve the necessary focus on broadband. The risks affecting our ability to receive the entire agreed upon compensation include the risk that CACI will not be allowed to perform under certain government contracts services that are currently performed by net.com and the risk that CACI will not be able to generate sufficient revenue from performing maintenance services on net.com products to enable net.com to receive a royalty payment. The risks affecting our ability to becoming a pure play networking equipment company include a failure by CACI to effectively perform maintenance services thereby requiring net.com to reenter the federal maintenance services market, a failure by net.com to sufficiently reduce cost in the remaining Federal product business to counterbalance the loss of service revenue, or demands by CACI under the strategic alliance agreement that end-up requiring us to focus on Federal customers to the detriment of our commercial customers. If the divestiture of our Federal services business proves unsuccessful, it could have an adverse impact on our business, financial condition or results of operation.

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

We face greater credit risk from some of our new customers

Historically, our customers have tended to be large established companies who either used our products to develop their own wide area network or were telephone companies using our products to allow their customers to access their regional or national network. In the past two years, our customers have changed to now include smaller, start-up telecommunications companies. Because these start-up companies typically do not have either long operating histories or significant capitalization, traditional lending sources are often not available to them. Because financing assistance from the manufacturer is often required to consummate the transaction, these companies frequently make purchasing decisions in part on the ability of an equipment manufacturer to provide financing assistance to them in deploying their network infrastructure. We have had a leasing program originally with Bank Boston and now with Marcap to assist these customers with their financing requirements. This program includes a loss sharing provision with the lessor. In addition, we entered into a loss sharing agreement with one of our resellers wherein we share in a percentage of any loss arising from a customer's failure to pay the reseller for our equipment. Both of these programs are for United States based companies only. Although we have not experienced significant losses to date from customers failing to meet their obligations, should a significant number of lessees or customers in any one loss sharing pool or should one large lessee or customer default, it could have a material adverse effect on our business, results of operations and financial condition.

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

We are subject, and may again be subject, to claims that our technology infringes another's intellectual property

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

We need to continue to license products from third parties

For both our Promina and SCREAM products, we license some of our technology from third party suppliers. If the relevant licensing agreement expires or is terminated without our being able to renew that license, that failure to renew the license could impact our ability to market the affected product and that, in turn, could materially impact our results of operations and financial condition.

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

In addition, there are currently few laws or regulations that govern access or commerce on the Internet. If individual countries, or groups of countries acting in concert began to impose regulations or standards on Internet access or commerce including voice over IP, this could materially impact our ability to sell our new SCREAM or other new products if the regulations or standards resulted in decreased demand or increased costs for our products. This, in turn, could have a material adverse effect on our business, results of operations and financial condition.

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

                                    PART II.

                                OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders

On August 8, 2000, the Company held its Annual Meeting of Stockholders. At this meeting, the stockholders voted to elect Walter J. Gill and Hubert A. J. Whyte as directors. Walter J. Gill received 18,941,044 votes in favor and 143,342 votes withheld. Hubert A. J. Whyte received 18,968,328 votes in favor and 116,058 votes withheld. Continuing as directors are Dixon R. Doll, James K. Dutton, George M. Scalise, Peter Sommerer and Hans A. Wolf. At the meeting, the stockholders also voted to ratify the appointment of Deloitte & Touche LLP as independent public accountants of the Company for the fiscal year ending March 31, 2001 as follows: 19,054,460 votes in favor, 7,141 votes against, and 22,785 votes abstaining.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            10 Asset Acquisition Agreement dated October 18, 2000 by and among CACI, Inc.-Federal, CACI International Inc, N.E.T. Federal, Inc., and Network Equipment Technologies, Inc.

            27    Financial Data Schedule

      (b)   Report on Form 8-K

            None

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NETWORK EQUIPMENT
                                           TECHNOLOGIES, INC.


Dated: November 13, 2000                 /s/ Hubert A.J. Whyte
                                         ---------------------------------
                                         Hubert A.J. Whyte
                                         President and Chief Executive Officer


                                         /s/ John C. Batty
                                         ---------------------------------
                                         John C. Batty
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)