Form 10-Q
period 2000-12-29
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2001-02-12
CIK 752431

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended December 29, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period ended __________________________ or __________________

Commission File Number 0-15323

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                        94-2904044
  ---------------------------------                    ----------------------
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

                                 Yes |X| No |_|

      The number of shares outstanding of the registrant's Common Stock, par value $.01, on December 29, 2000 was 21,839,677.

================================================================================


This document consists of 22 pages of which this is page 1.

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I.         FINANCIAL INFORMATION

        Item 1. Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets -
                December 29, 2000 and March 31, 2000                          3

                Condensed Consolidated Statements of Operations and
                Statements of Comprehensive Income (Loss)- Three and
                Nine Months ended December 29, 2000 and December 26, 1999     4

                Condensed Consolidated Statements of Cash Flows -
                Nine Months ended September 29, 2000 and September 26, 1999   5

                Notes to Condensed Consolidated Financial Statements          6

        Item 2. Management's Discussion and Analysis of
                Results of Operations and Financial Condition                 9

        Item 3. Quantitative and Qualitative Disclosures About Market Risk   20

PART II.        OTHER INFORMATION

        Item 5  Other Information                                            21

        Item 6  Exhibits and Reports on Form 8-K                             21

SIGNATURES                                                                   22

                                     Part I
                              Financial Information

Item 1.

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets
                      (in thousands, except per share data)

                                                                                December 29,       March 31,
                                                                                        2000            2000
------------------------------------------------------------------------------------------------------------
                                                                                 (unaudited)             (1)
Assets
    Current assets:
        Cash and cash equivalents, $830 restricted at December 29, 2000
           and $13,144 restricted at March 31, 2000                                $  13,743       $  28,024
        Short term investments                                                       134,262          96,902
        Accounts receivable, net of allowances of $5,261 at December 29, 2000
            and $5,350 at March 31, 2000                                              22,647          39,317
        Inventories                                                                   19,284          17,691
        Prepaid expenses and other current assets                                      9,335           6,087
------------------------------------------------------------------------------------------------------------
            Total current assets                                                     199,271         188,021
------------------------------------------------------------------------------------------------------------
    Property and equipment, net                                                       32,826          41,621
    Software production costs, net                                                     2,642           4,821
    Goodwill and other intangible assets, net                                         13,897          15,220
    Other assets                                                                       2,798          10,311
------------------------------------------------------------------------------------------------------------
                                                                                   $ 251,434       $ 259,994
============================================================================================================
Liabilities and Stockholders' Equity
    Current liabilities:
        Accounts payable                                                           $   9,490       $   9,009
        Accrued and other current liabilities                                         36,137          40,119
------------------------------------------------------------------------------------------------------------
            Total current liabilities                                                 45,627          49,128
------------------------------------------------------------------------------------------------------------
    Long-term liabilities:
        Capital leases                                                                   141             186
        Long term accrued liabilities                                                     28              --
        71/4% redeemable convertible subordinated debentures                          24,706          24,706
------------------------------------------------------------------------------------------------------------
            Total long term liabilities                                               24,875          24,892
------------------------------------------------------------------------------------------------------------
    Stockholders' equity:
        Preferred stock, par value $.01
            Authorized: 5,000,000 shares
            Outstanding: none                                                             --              --
        Common stock, par value $.01
            Authorized: 50,000,000 shares
            Outstanding: 21,839,677 shares at December 29, 2000
                and 21,602,000 at March 31, 2000                                         218             216
        Additional paid in capital                                                   182,305         181,683
        Treasury stock                                                                (4,768)         (5,640)
        Retained earnings                                                              3,596          11,064
        Accumulative other comprehensive loss                                           (879)         (1,349)
        Accumulated other comprehensive loss                                            (419)         (1,349)
------------------------------------------------------------------------------------------------------------
            Total stockholders' equity                                               180,932         185,974
------------------------------------------------------------------------------------------------------------
                                                                                   $ 251,434       $ 259,994
============================================================================================================

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

                                                                         Three Months ended              Nine Months ended
                                                                       ----------------------         ----------------------
                                                                       Dec. 29,      Dec. 26,         Dec. 29,      Dec. 26,
                                                                         2000          1999             2000          1999
-----------------------------------------------------------------------------------------------------------------------------
Revenue:
    Product revenue                                                   $ 15,509       $ 27,507       $  58,644       $ 107,116
    Service and other revenue                                           15,777         23,735          58,602          71,469
-----------------------------------------------------------------------------------------------------------------------------
        Total revenue                                                   31,286         51,242         117,246         178,585
-----------------------------------------------------------------------------------------------------------------------------
    Cost of product revenue                                              9,726         13,815          32,887          50,890
    Cost of service and other revenue                                   10,963         14,654          38,341          44,382
-----------------------------------------------------------------------------------------------------------------------------
        Total cost of revenue                                           20,689         28,469          71,228          95,272
-----------------------------------------------------------------------------------------------------------------------------
Gross margin                                                            10,597         22,773          46,018          83,313
Operating expenses:
    Sales and marketing                                                 10,864         17,208          33,989          53,849
    Research and development                                             9,092          9,679          28,873          31,931
    General and administrative                                           3,030          3,847           9,608          11,020
    Restructure cost                                                        --             --            (158)          3,383
    In process research and development                                     --            879              --             879
    Amortization of goodwill and other intangible assets                   861             --           2,523              --
-----------------------------------------------------------------------------------------------------------------------------
        Total operating expenses                                        23,847         31,613          74,835         101,062
-----------------------------------------------------------------------------------------------------------------------------
           Loss from operations                                        (13,250)        (8,840)        (28,817)        (17,749)

Interest income                                                          2,081          2,064           5,896           5,217
Interest expense                                                          (442)          (445)         (1,556)         (1,400)
Other income (expenses)                                                 14,770           (198)         14,760           7,263
-----------------------------------------------------------------------------------------------------------------------------
           Income (loss) before income taxes                             3,159         (7,419)         (9,717)         (6,669)

Income tax provision (benefit)                                          (2,276)        12,583          (2,252)         12,771
-----------------------------------------------------------------------------------------------------------------------------
           Net income (loss)                                          $  5,435       $(20,002)      $  (7,465)      $ (19,440)
=============================================================================================================================
Earnings (loss) per share:

    Basic                                                             $   0.25       $  (0.93)      $   (0.34)      $   (0.91)

    Diluted                                                           $   0.25       $  (0.93)      $   (0.34)      $   (0.91)
=============================================================================================================================
Shares used in per share computation:

    Basic                                                               21,738         21,406          21,685          21,375

    Diluted                                                             21,773         21,406          21,685          21,375
=============================================================================================================================

Condensed Consolidated Statements of Comprehensive Income (Loss)
-----------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                     $  5,435       $(20,002)      $  (7,465)      $ (19,440)

Other comprehensive income (loss), net of tax:

    Cumulative translation gains                                            37            (52)             27              38
    Net unrealized gains (losses) on securities, net of taxes              423           (214)            844          (7,195)
    Less reclassification adjustment for gains
        included in net income                                              13            (68)             86           7,445
-----------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                           $  5,908       $(20,336)      $  (6,508)      $ (19,152)
=============================================================================================================================

See Accompanying Notes to Condensed Consolidated Financial Statements

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                           (in thousands - unaudited)

                                                                            Nine Months ended
                                                                         -----------------------
                                                                         Dec. 29,       Dec. 26,
                                                                           2000           1999
------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                          $ 28,024       $  13,720
------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income (loss)                                                     (7,465)        (19,440)
    Adjustments required to reconcile net income (loss) to net cash used in operations:
           Depreciation and amortization                                  12,360          17,154
           Amortization of goodwill and intangibles                        2,523              --
           Restructure liability                                           4,404           2,985
           Gain on sale of federal services business                     (14,920)             --
           Restricted stock compensation                                      --               7
           Deferred income taxes                                              --          10,943
           Loss on disposition of property and equipment                     526             471
           Changes in assets and liabilities:
               Accounts receivable                                         7,237           4,834
               Inventories                                                (1,599)          3,109
               Prepaid expenses and other current assets                  (1,898)         (2,915)
               Accounts payable                                            1,638          (5,992)
               Accrued liabilities                                       (12,492)            323
------------------------------------------------------------------------------------------------
    Net cash provided by (used in) operations                             (9,686)         11,479
------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Purchases of temporary cash investments                              (84,810)        (90,958)
    Maturities of short term investments                                  48,294         116,083
    Purchases of property and equipment                                   (6,604)         (4,719)
    Additions to software production costs                                    --          (1,630)
    Cash paid for Convergence assets acquisition                          (1,500)             --
    Acquisition of company (net of cash acquired)                             --         (14,460)
    Sale of federal services business                                     24,900
    Other                                                                  3,481             599
------------------------------------------------------------------------------------------------
        Net cash provided by (used in) investing activities              (16,239)          4,915
------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Sale of common stock                                                   2,909           2,805
    Repurchase of common stock                                            (1,413)         (3,775)
    Insurance settlement proceeds                                         10,000              --
------------------------------------------------------------------------------------------------
        Net cash provided by (used in) financing activities               11,496            (970)
------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                      148             196
------------------------------------------------------------------------------------------------
        Net increase (decrease) in cash and cash equivalents             (14,281)         15,620
------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                $ 13,743       $  29,340
================================================================================================
Other cash flow information: Cash paid (refunded) during the year:
        Interest                                                        $  1,806       $   1,839
        Income taxes                                                          22          (6,338)
    Non-cash investing and financing activities:
        Unrealized gain (loss) on available-for-sale securities         $    844       $  (7,195)

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

We have reclassified certain general and administrative expenses in the prior year's Condensed Consolidated Statement of Operations. These reclassifications had no effect on Stockholders' Equity, Net income/loss or Net comprehensive losses. This is intended to better reflect year over year comparisons of operating results.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position as of December 29, 2000, and the results of operations and cash flows for the quarters ended December 29, 2000 and December 26, 1999. These financial statements should be read in conjunction with the March 31, 2000 audited consolidated financial statements and notes thereto. The results of operations for the quarter ended December 29, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2001.

2. Inventories

Inventories are stated at lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs. Inventories at December 29, 2000 and March 31, 2000 consisted of the following:

(Dollars in thousands)                     December 29, 2000      March 31, 2000
--------------------------------------------------------------------------------

Purchased components                                 $ 4,637             $ 2,866
Work-in-process                                       13,699              13,868
Finished goods                                           948                 957
--------------------------------------------------------------------------------
                                                     $19,284             $17,691
================================================================================

3. Earnings (Loss) Per Share

Basic earnings (loss) per share have been computed based upon the weighted average number of common shares outstanding for the periods presented. For diluted earnings per share, shares used in the per share computation include weighted average common and potentially dilutive shares outstanding. Potentially dilutive shares consist of shares issuable upon the assumed exercise of dilutive stock options. These shares totaled 36,000 and 441,000 for the quarters ended December 29, 2000 and December 26, 1999, respectively. The shares for the quarter ended December 26, 1999 were excluded from the per share computation. Additionally, there were 784,000 shares of Common Stock issuable upon conversion of debentures. These shares, and the related effect of the accrued interest on the debentures, were not included in the calculation of diluted earnings per share for the periods ended December 29, 2000 or December 26, 1999, as their inclusion would have been antidilutive in both periods.

4. Comprehensive Income

Accumulated other comprehensive income (loss) at December 29, 2000 and March 31, 2000 is comprised of cumulative foreign translation adjustments of ($716,000) and ($802,000), respectively, and cumulative net unrealized gains (losses) on available-for-sale securities of $297,000 and ($547,000), respectively.

5. Restructure Costs

Fourth Quarter Fiscal Year 1999 Restructuring

The Consolidated Statements of Operations for fiscal 1999 included a charge of $4.7 million, consisting of $4.6 million for employee severance and other related costs and $135,000 for office closures. A restructuring accrual of $724,000 remains as of December 29, 2000. We expect that the accrual will be paid in its entirety by the end of fiscal 2003.

                                     Restructure             Paid      Remaining
                                          Charge          To Date        Accrual

Compensation                              $3,964            3,240            724
Outplacement                                 597              597             --
Office closures                              135              135             --
--------------------------------------------------------------------------------
      Totals                              $4,696           $3,972           $724
================================================================================

Second Quarter Fiscal Year 2000 Restructuring

The Condensed Consolidated Statements of Operations for fiscal 2000 included a charge of $3.4 million taken in the second quarter of fiscal year 2000, consisting of $3.2 million for employee severance and other related costs and $174,000 for office closures. A restructuring accrual of $110,000 remains as of December 29, 2000. We expect that the accrual will be paid in its entirety by the end of fiscal 2003.

                                     Restructure             Paid      Remaining
                                          Charge          To Date        Accrual

Compensation                              $2,912           $2,802           $110
Outplacement                                 266              266             --
Office closures                              174              174             --
--------------------------------------------------------------------------------
      Totals                              $3,352           $3,242           $110
================================================================================

Fourth Quarter Fiscal Year 2000 Restructuring

The Condensed Consolidated Statements of Operations for fiscal 2000 included a charge of $12.2 million taken in the fourth quarter of fiscal 2000 consisting of $7.3 million for employee severance and other related costs and $4.9 million for office closures and related costs. A restructuring accrual of $4.2 million remains as of December 29, 2000. We expect that the accrual will be substantially paid during fiscal 2001.

                                   Restructure             Paid        Remaining
                                        Charge          To Date          Accrual

Compensation                           $ 6,710            6,241              469
Outplacement                               636              538               98
Office closures                          4,869            1,197            3,672
--------------------------------------------------------------------------------
      Totals                           $12,215           $7,976           $4,239
================================================================================

Accrual Evaluation

In the quarter ended September 29, 2000 we evaluated the adequacy of the remaining accruals for the fourth quarter fiscal year 1999 restructuring and second quarter fiscal year 2000 restructuring. This evaluation resulted in a $158,000 credit due to actual expenditures being slightly less than the original estimate.

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

8. Employee Stock Purchase Plan Share Issuance

Under net.com's 1998 Employee Stock Purchase Plan ("ESPP"), net.com's employees, subject to certain restrictions, may purchase shares of net.com Common Stock at a price equal to at least 85% of the lower of the market value of the Common Stock at the beginning of the offering period or at the end of each four month purchase period. In the first fiscal quarter of fiscal year 2001 net.com discovered that for the April 28, 2000 ESPP purchase date, it had inadvertently failed to register 49,343 shares of the total 78,461 shares issued under the ESPP. net.com notified those employees who received the unregistered shares of their right to seek recission of their purchase of these shares by requesting that net.com repurchase the unregistered shares at the original price paid by the employee plus interest at the legal rate. All shares were sold at $6.80 per share for a total aggregate repurchase price of $335,532 plus interest. To date, no employees have exercised their right of recission. They have, however, approximately eight months remaining in which to exercise this right.

9. Sale of N.E.T. Federal, Inc.'s Professional Service Business

On December 1, 2000, we sold the assets of our federal services business ("F.S.B.") to CACI International, Inc. ("CACI") for a cash consideration of up to $40.0 million. The assets sold are comprised mainly of federal government service contracts, accounts receivable, spares inventory and fixed assets. The purchase price is expected to be paid out over time beginning with $24.9 million paid at the closing, $1.0 million six months after closing and $1.0 million held in escrow and payable one year after closing (if no successful indemnification claims are made). The remaining $13.0 million is payable contingent upon transfer to CACI of work performed under certain net.com federal contracts. The net gain on the sale to date is $14.9 million. Additionally CACI and net.com have entered into a royalty agreement whereby net.com and CACI will share in the increase in maintenance revenue above an agreed upon base amount on net.com products.

The operating results of the F.S.B. has been excluded from the consolidated statements of operations since the date of sale. Had the sale taken place at the beginning of fiscal year 2000, the unaudited pro forma results of operations would have been as follows for the nine months ended December 29, 2000 and December 26, 1999 (in thousands except for per share data):

                                                    Nine Months ended
                                            Dec. 29, 2000       Dec. 26, 1999
                                            ---------------------------------
    Net revenues                             $     84,256        $    142,239
    Net  loss                                $    (34,872)       $    (33,193)
    Basic and diluted loss per share         $      (1.61)       $      (1.55)

The pro forma results of operations give effect to certain adjustments, including adding back the effect of fixed corporate allocations.

In determining the allocation of certain revenues and expenses, management has made estimates and assumptions that affect the reported amount of F.S.B. revenues and expenses. Actual results could differ from these amounts.

10. Income Tax Benefit

During the quarter ended December 29, 2000 we reevaluated the adequacy of our tax liability reserves taking into account the statute of limitations on previuosly filed tax returns as well as our expected fiscal year 2001 net losses. The result of this reevaluation was to reduce the amount of necessary reserves and to record a tax benefit of $2.2 million.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This discussion and analysis should be read in conjunction with Part I of the Company's Form 10-K for the fiscal year ended March 31, 2000.

Statements made in this Management's Discussion and Analysis or elsewhere in this quarterly report or other communications (including press releases and analyst calls) contain forward-looking statements that involve risk and uncertainty. These statements relate to future events or to our future financial results. Forward-looking statements can often be identified by words such as "may", "will", "should", "expect", "anticipate", "believe", "estimate" or words of similar import. Our actual results may differ significantly from those anticipated by any forward-looking statement as a result of a number of factors, trends, and risks - many beyond our control. These factors and risks are discussed further in the Business Environment and Risk Factors below and in the Company's Form 10-K for the year ending March 31, 2000. We do not undertake an obligation to update these forward-looking statements or risk factors to reflect future events or circumstances.

Sale of N.E.T. Federal, Inc.'s Professional Service Business

On December 1, 2000, we sold the assets of our federal services business ("F.S.B.") to CACI International, Inc. ("CACI") for a cash consideration of up to $40.0 million. The assets sold are comprised mainly of federal government service contracts, accounts receivable, spares inventory and fixed assets. The purchase price is expected to be paid out over time beginning with $24.9 million paid at the closing, $1.0 million six months after closing and $1.0 million held in escrow and payable one year after closing (if no successful indemnification claims are made). The remaining $13.0 million is payable contingent upon transfer to CACI of work performed under certain net.com federal contracts. The net gain on the sale to date is $14.9 million. Additionally CACI and net.com have entered into a royalty agreement whereby net.com and CACI will share in the increase in maintenance revenue above an agreed upon base amount on net.com products.

Results of Operations

The following table depicts selected data derived from the Company's Consolidated Statements of Operations expressed as a percentage of revenue for the periods presented:

---------------------------------------------------------------------------------------
                                           Three Months Ended       Nine Months Ended
                                           --------------------    --------------------
                                           Dec. 29,    Dec. 26,    Dec. 29,    Dec. 26,
Percent of Revenue                           2000        1999        2000        1999
---------------------------------------------------------------------------------------
Product revenue                              49.6        53.7        50.0        60.0
Service and other revenue                    50.4        46.3        50.0        40.0
                                            -----       -----       -----       -----
     Total revenue                          100.0       100.0       100.0       100.0
                                            -----       -----       -----       -----

Product gross margin                         37.3        49.8        43.9        52.5
Service and other revenue gross margin       30.5        38.3        34.6        37.9
                                            -----       -----       -----       -----
     Total gross margin                      33.9        44.4        39.3        46.7
                                            -----       -----       -----       -----

Sales and marketing                          34.7        33.6        29.0        30.2
Research and development                     29.1        18.9        24.6        17.9
General and administrative                    9.7         7.5         8.2         6.2
Amortization of intangibles                   0.3         0.0         0.2         0.0
In Process R&D                                0.0         1.7         0.0         0.5
Reorganization expense                       (0.0)        0.0        (0.0)        1.9
                                            -----       -----       -----       -----
     Total operating expenses                76.2        61.7        63.8        56.6
                                            -----       -----       -----       -----

Income (loss) from operations               (42.3)       17.3)      (24.6)       (9.9)
                                            -----       -----       -----       -----

Net income (loss)                            17.4       (39.0)       (6.4)      (10.9)
                                            =====       =====       =====       =====
---------------------------------------------------------------------------------------

Revenue

Total revenue for the third quarter of fiscal 2001 decreased $20.0 million to $31.3 million, or 38.9% from the third quarter of fiscal 2000, and decreased $61.3 million to $117.2 million, or 34.3%, on a year-to-date basis. Similarly, product revenue for the third quarter of fiscal 2001 decreased $12.0 million to $15.5 million, or 43.6% from the third quarter of fiscal 2000, and decreased $48.5 million to $58.6 million, or 45.3%, on a year-to-date basis. During the third quarter and the first nine months of fiscal 2001, product revenue declined in all of our sales channels, North America, Federal, Europe, and Asia Pacific/Latin America compared to both these prior periods. The decrease in product revenue was primarily due to a decline in sales of our circuit switched or "narrowband" product line Promina(R), which accounts for the majority of our product sales. The market for narrowband products is declining as the market for packet switched or "broadband" products is increasing. Net.com is currently developing new products for the broadband equipment market, which are intended to offset the decline in revenue of our Promina product line. In addition, sales of new voice-over-IP product ("VOIP"), SHOUTip, have not begun to contribute materially to our business due to extended selling cycles. Although we have begun shipping limited quantities of both of our new broadband and voice-over-IP products in fiscal 2001, we do not expect significant revenue from these products until fiscal 2002.

Service and other revenue for the third quarter and first nine months of fiscal 2001 decreased $8.0 million to $15.8 million or 33.5%, from the third quarter of fiscal 2000, and decreased $12.9 million to $58.6 million, or 18.0%, on a year-to date basis. The decrease in service and other revenue in the third quarter of fiscal year 2001 is primarily the result of our sale of the F.S.B to CACI International, which accounted for $5.6 million of the decline. In addition, the decrease in service and other revenue is a result of a decline in the installed base of equipment that requires ongoing service support. We expect service and other revenue to continue to decline as a result of the sale of the F.S.B. and the installed base of narrowband equipment that requires service declines.

Gross Margin

Total gross margin, comprised of product and service margin, decreased as a percentage of total revenue to 33.9% and 39.3% in the third quarter and first nine months of fiscal 2001, respectively, compared to 44.4% and 46.7% for both comparable periods in fiscal 2000. Total gross margins declined as a result of both lower product revenues and lower service and other revenues. Product revenue gross margins declined to 37.3% and 43.9% in the third quarter and first nine months of fiscal 2001, respectively, compared to 49.8% and 52.5% for both comparable periods in fiscal 2000. The decline in product gross margins was caused primarily by unfavorable manufacturing variances that resulted from relatively fixed manufacturing overhead on lower volume. In addition, direct material cost for the Promina product line, increased approximately 10% in the third quarter of fiscal 2001.

Service and other revenue gross margin decreased to 30.5% and 34.6% in the third quarter and first nine months of fiscal 2001, respectively, compared to 38.3% and 37.9% for both comparable periods in fiscal 2000. The decrease in gross margin was the result of lower service contract revenue and relatively fixed service support expenses. The sale of the Federal Services Business is expected to lower service and other revenue gross margins in the fourth quarter of fiscal 2001 and in other future periods. We are in the process of consolidating the number of third party service providers with whom we contract to provide service to customers in North America in order to reduce costs which is expected to have a favorable impact on service margins and improve the quality of service.

Operating Expenses

Operating expenses in the third quarter and the nine six months of fiscal 2001 decreased $7.8 million to $23.8 million, and $26.2 million to $74.8 million, respectively, from the comparable periods of fiscal 2000. Operating expenses as a percentage of total revenue increased to 76.2% from 61.7% quarter-over-quarter and 63.8% from 56.6% year-over-year. The decrease in operating expenses is primarily due to lower headcount resulting from the restructuring that occurred in the fourth quarter of fiscal 2000 and other expense reduction efforts. The increase in operating expenses as a percentage of total revenue resulted primarily from the lower revenues in the third quarter and first nine months of fiscal 2001 compared to both these prior periods. We continue to focus on cost control and expect operating expenses to remain relatively constant for the remainder of the fiscal year.

Sales and marketing expense decreased $6.3 million to $10.9 million and $19.9 million to $34.0 million in the third quarter and first nine months of fiscal 2001, respectively, from the comparable periods of fiscal 2000. Sales and marketing expense as a percentage of total revenue increased to 34.7% from 33.6% quarter-over quarter and was relatively constant on a year-over-year comparison. The decrease in spending is primarily the result of lower compensation related costs as a result of reduced headcount and reduced product revenues. We expect sales and marketing expenses to remain approximately flat for the remainder of the fiscal year.

Research and development expense decreased $587,000 to $9.1 million and $3.1 million to $28.9 million in the third quarter and first nine months of fiscal 2001, respectively, from the comparable periods of fiscal 2000. The decrease in spending is primarily the result of lower compensation related costs on reduced headcount. In addition, consulting expense was lower in the third quarter and first nine months of fiscal 2001 from the comparable periods in fiscal 2000. Research and development expenses as a percentage of total revenue increased to 29.1% from 18.9% quarter-over-quarter and to 24.6% from 17.9% year-over-year. The increase in research and development spending as a percentage of total revenue is principally the result of lower revenue. We intend to focus research and development resources on development and release of new broadband product offerings and as a result, we expect spending to remain constant or increase slightly for the remainder of fiscal 2001.

General and administrative expense decreased $817,000 to $3.0 million and $1.4 million to $9.6 million in the third quarter and first nine months of fiscal 2001, respectively, from the comparable periods of fiscal 2000. The decrease in spending is primarily the result of lower consulting expenses. General and administrative expense as a percentage of total revenue increased to 9.7% from 7.5% quarter-over-quarter and to 8.2% from 6.2% year-over year. The increase in general and administrative spending as a percentage of total revenue is principally the result of lower revenue. We expect general and administrative expenses to remain constant or decline slightly for the remainder of the fiscal year as a result of a decline in consulting expenses.

Amortization of goodwill and other intangible assets was $861,000 and $2.5 million in the third quarter and first nine months of fiscal 2001, respectively. The amortization is a result of two recent acquisitions, FlowWise Networks Inc. in the third quarter of fiscal 2000 and Convergence Equipment Company in the first quarter of fiscal 2001. Goodwill and other intangibles will be amortized on a straight-line basis over five years.

Other operating expense for the first nine months of fiscal 2001 includes a credit for $158,000 in the second quarter of fiscal 2001. The credit resulted from a change in estimates for a restructuring charge accrued in fiscal 2000.

Non-Operating Items

Interest income, primarily related to short term investments, was flat in the third quarter of fiscal 2001 compared to the comparable period in fiscal 2000 and increased $679,000 to $5.9 million on a year-to-date basis. The increase is primarily the result of higher yields from our investment portfolio for the first nine months of fiscal 2001 compared the first nine months of fiscal 2000.

Interest expense was flat quarter over quarter and increased $156,000 for the first nine months of fiscal 2001 from the comparable period of fiscal 2000. Interest expense is comprised primarily of the expense related to the 7 1/4% convertible debentures. The increase is primarily related to debt obligations assumed as part of the acquisition of FlowWise Networks, Inc. in the third quarter of fiscal 2000.

Other income in the third quarter of fiscal 2001 included a net gain of $14.9 million from the sale of the Federal Services Business. Other expense, primarily related to currency gain or loss was relatively constant in the third quarter of fiscal 2001 compared to the comparable period in fiscal 2000. Other income in the first nine months of fiscal 2000 included a net gain $7.5 million from the sale of all of the equity securities held in a publicly traded company.

LIQUIDITY AND CAPITAL RESOURCES

As of December 29, 2000, the Company had cash and cash equivalents of $13.7 million and short term investments of $134.3 million for a total of $148.0 million, as compared to a total of $124.9 million as of March 31, 2000. The increase in a cash and cash equivalents is primarily the cash received from the sale of the Federal Services Business. Cash and cash equivalents decreased $14.3 million and short term investments increased $37.4 million in the first nine months of fiscal 2001 as compared to March 31, 2000. The net operating losses and the related effect on cash in fiscal 2001 was offset by the $24.9 million in cash received from the sale of the Federal Services Business and insurance proceeds of $10.0 million received in the first quarter of fiscal 2001 as discussed below.

Cash used by operations was $9.7 million during the first nine months of fiscal 2001, compared to cash provided by operations of $11.5 million in the comparable period from the prior year. The net decrease of $21.2 million year-over year resulted primarily from a reduction in accrued liabilities of $12.5 million, a reduction in depreciation and amortization expense of $4.8 million, and an increase in accounts payable of $1.7 million.

Net cash used by investing activities in the first nine months of fiscal 2001 was $16.2 million compared to net cash provided by investment activities of $4.9 million in the first nine months of fiscal 2000. Net cash used for investing activities in the first nine months of fiscal 2001 consisted primarily of purchases of short term investments of $84.8 million partially offset by net cash provided from investing activities of $48.3 million from proceeds from maturities of short term investments and the $24.9 million cash received from the sale of the Federal Services Business. Net cash provided by investing activities in the first nine months of fiscal 2000 consisted primarily of proceeds from maturities of short term investments of $116.1 million, partially offset by net cash used for investing activities of $91.0 million from purchases of short term investments and $14.5 million for the acquisition of Flow Wise Networks.

Net cash provided by financing activities in the first nine months of fiscal 2001 was $11.5 million compared to net cash used for financing activities of $1.0 million in the first nine months of fiscal 2000. The $12.5 million increase was primarily related to insurance proceeds of $10.0 million, the first payment associated with the settlement of construction defects at our Fremont campus. Pursuant to our settlement agreement, we will be eligible to receive additional insurance proceeds as a function of the costs incurred for moving and replacement of tenant improvements. In addition, cash provided by financing activities in the first nine months of fiscal 2001 included $2.9 million from the sale of common stock partially offset by the net cash used by investment activities of $1.4 million from the repurchase of common stock.

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

net.com has lost money in Fiscal Year 2000 and 2001 to date and expects to incur losses in future quarters

While we have been profitable in the past, for the past six quarters, excluding the gain on the sale of the F.S.B., and for eight out of the last nine quarters we have had losses. We will continue to incur large research and development, marketing and sales expenses to release our new SCREAM(TM) product line. Although we have taken a number of measures to reduce expenditures, our SCREAM expenditures mean we need to generate significant revenues to achieve profitability. Since we do not foresee revenue growth from our existing Promina product line, profitability will need to come from the growth in revenue associated with the introduction of new products including those recently acquired. Even if we do achieve profitability in a future quarter, we cannot guarantee that that profitability will be sustainable.

Cash reserves may decrease if losses continue

Until we become profitable the risk of our cash reserves declining is significant. Depletion of our cash reserves could negatively affect our stock price.

A continuation of the down turn in the national economy could materially impact our revenue and as a result, earnings and our stock price

Growth in the U.S. economy slowed significantly in the third quarter. Companies in many different market sectors have been impacted by the slow down. Telecommunications and other technology related markets in particular have seen growth slow significantly. This slow growth has led to decreased revenue or earnings, which in turn has led to declines in the stock price for the technology sector as a whole. Net.com has seen its stock price decrease along with its competitors and others in technology. Should the U.S. economy continue its slow down, net.com's revenues, earnings and ultimately its stock price could be materially affected.

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

4) At the current revenue levels our operating expenses are too high to enable us to be profitable. Most of our expenses are fixed, rather than variable, making it more difficult to reduce expenses rapidly. As a result, any shortfall in revenue for a quarter may materially impact our financial condition and results of operations.

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

While it would be extremely difficult to list all the factors that can affect revenues in a quarter or a fiscal year, the factors listed above can have a significant effect. Because of possible fluctuations resulting from these various factors, results of operations in any one-quarter do not necessarily indicate what results can be expected in future quarters. Future declines in networking product sales for any reason could have a material adverse effect on our business, financial condition or results of operations. Additionally, to the extent that we do not achieve profitability in any given quarter or that our forecasted revenue is below the expectations of the publicly traded markets, the price of our common stock could fall, perhaps by a significant amount.

We expect gross margins to decline over future periods

Due to increases in competition, material and labor costs, subcontractor costs and changes in the mix of products we sell, we expect that our gross margins could decrease in future quarters. Some of our more recent new products may have lower gross margins than our Promina product line, however we expect new product offerings early next fiscal year to have similar or higher gross margins. In addition, if product sales continue to decrease so that service revenue becomes a larger part of overall revenue, overall margin may decrease as service products traditionally have lower margins. Further, to the extent we expand our sales through product resellers and strategic partnerships, reseller and partner sales generally result in lower gross margins because of the need to build in a margin for the reseller or partner. Recently our subcontractor manufacturer increased our material costs by 10% due to increased demand and an overall shortage of capacity in the semiconductor and other component industries. The current economic slowdown may help alleviate some of the pricing pressure on component parts, although the effect on the prices we pay for components is unclear. Any one of these factors or all of them in combination may decrease our product margins or our margins overall.

Our need to obsolete our STM product line could impact revenue in future periods

Due to an inability to find parts needed to manufacture our STM product line, we will be working with our customers to end of life this product line effective at the end of fiscal year 2001. In the third quarter of fiscal 2001, STM accounted for 13.9% of our product revenue. We are not planning on replacing the STM with another product line for that market. If revenue generated from our new products is not sufficient to compensate for revenues lost from STM product sales, the phase out of the STM product could impact our results of operations and financial condition in future periods.

The recent declines in purchases by telecommunications service providers and the overall decline of product sales in this market could impact sales of both our narrowband and broadband product lines over the next several quarters

Beginning last quarter, the financial health of many of the newly emerging telecommunications service providers, including many of the companies classified as Competitive Local Exchange Carriers or "CLECs" began to deteriorate. In addition other more established service providers may be cutting back on equipment purchases as part of an overall slow down in the larger national economy. We believe that many telecommunications equipment companies, including net.com, were impacted by this decline. Should service providers continue to reduce their equipment purchases, this could have a material impact on our results of operations and financial conditions in future periods. In addition, it could have a material impact on sales of our SCREAM product as this family of products is targeted at the service provider market.

We are dependent in large part on the Promina product line until introduction of net.com's SCREAM product line in full

Currently, we derive the majority of our product revenue from our Promina product line, a circuit-based technology that we believe will eventually be replaced entirely by our packet based product line, net.com's SCREAM. We believe that circuit-based technology generally is becoming obsolete, but we cannot foresee when this obsolescence will become complete. While we work to develop our SCREAM product line, we are dependent upon our Promina products to generate the bulk of our revenue. Upon introduction of SCREAM, it will take time to develop the market for this product. Our ability to complete development of net.com's SCREAM product line and to successfully introduce that product to the market could materially affect our financial condition and results of operation.

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

Our SHOUTip product line may not generate sufficient revenue in the near future

Our SHOUTip product is a voice over ip product that we obtained from our purchase of Convergence Technologies in May 2000. The SHOUTip product has not yet generated significant sales. While we continue to believe that the SHOUTip product brings needed features and functionality to the voice-over-ip market, it may take longer than originally projected for SHOUTip to generate significant product revenue. Until this revenue, along with additional SCREAM revenue, is generated, we will continue to rely on our Promina product line for most of our product sales revenue.

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

For our SCREAM product line to be successful, service providers at all levels must focus on service creation and the importance of delivering new and better services to their customers

net.com's new SCREAM product focuses on enabling the rapid creation and delivery of services by service providers to their customers. Service creation is a new concept for service providers. While early indications are that the carriers view this as a significant product capability, if service providers are slow to adopt the service creation model or if service creation is ultimately rejected as a business model, then our SCREAM product may not be accepted or may be accepted slowly by the service provider market. In either case, a lack of acceptance or a slower than anticipated acceptance could impact our forecasted revenue.

To successfully market SCREAM, we will need to sign up significant new strategic partners who can help sell our products into the service provider market

In order to successfully market our SCREAM product, we will need to sign up both software application partners and product OEM or resale partners. The importance of the software application partners is that they provide critical functions such as billing, provisioning and configuration that are needed to create a total service creation solution for our customers. Product OEM or resale partners will be needed to supplement and enhance our existing direct sales force both in the US and overseas. While we have begun in earnest the process of identifying and signing both software application and OEM or resale partners, more partners in all these areas are needed for us to be successful. In particular, we need to find strategic partners to assist us with sales into the service provider market, the targeted market for SCREAM. If we are unable to sign the needed partners because they do not accept service creation for any other reasons, this could impact the overall success of SCREAM.

Sales of net.com's SCREAM product depends upon continued growth of the Internet

We expect our broadband product sales will grow in large part due to increasing growth of the Internet. In addition, our SCREAM product is targeted at certain markets, such as internet and application service providers, whose business relies predominantly on the growth of the Internet. Given the recent changes in market prospects for many of the companies serving the Internet market, it is difficult to predict how fast the Internet will grow. Growth could slow significantly for a short or long period of time. If the Internet does not continue to grow, it could directly impact the market for broadband networking equipment like SCREAM.

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

A significant portion of our revenue is generated from sales to the Federal government

A significant portion of our revenue from product sales comes from contracts with the U.S. government, most of which do not include purchase commitments. While the transition from circuit to packet technology is slower in the Federal market than in the commercial market, orders from the U.S. government may not continue at historical levels. The Federal market is characterized by rapid consolidation of companies serving this market. As our federal contracts come up for renewal, the government is tending to favor larger companies that can assume the role we currently hold as primary contractor making us a subcontractor to a prime. If we cannot find larger federal companies to partner with us on renewal of our federal contracts, we could see a decrease in U.S. government orders and resulting revenue. This could lead to a decrease in sales and related gross margin on those sales. Finally, due to the sale of our federal services business, we are dependent on the buyer, CACI, to provide maintenance and other services on our products to our Federal customers. Should CACI experience difficulties in providing those services, it could reflect negatively on our products overall and cause Federal customers to seek other product vendors. Should U.S. government orders substantially decline, it could have a material adverse effect on our business, results of operations and financial condition.

We cannot guarantee that our divestiture of our federal services business will prove successful

On December 1, 2000, net.com closed the sale of its Federal services business. Following the closing of the sale, we continue to sell net.com products directly to the Federal government and have also entered into a strategic alliance with the acquirer, CACI International, to jointly market each other's products and services. This divestiture includes both net.com Federal maintenance services and our Federal professional services. The intent of this divestiture is to become a pure play networking equipment company with a focus on broadband. For the divestiture to be successful, we must overcome certain risks that involve both our ability to receive the entire agreed upon cash consideration from CACI and our ability to achieve the necessary focus on broadband. The risks affecting our ability to receive the entire agreed upon compensation include the risk that CACI will not be allowed to perform under certain government contracts services that are currently performed by net.com and the risk that CACI will not be able to generate sufficient revenue from performing maintenance services on net.com products to enable net.com to receive a royalty payment. If the divestiture of our Federal services business proves unsuccessful, it could have an adverse impact on our business, financial condition or results of operation.

Increased competition is likely in the future

The market for networking products is extremely competitive. Our specific market, telecommunication equipment, is a highly competitive and dynamic market characterized by the easy entrance of new start-up companies, rapid changes, converging technologies and a worldwide migration from existing circuit technology to the new packet based technologies. We compete directly both internationally and domestically with many different companies, some of which are large, established suppliers of end-to-end solutions such as Cisco, Lucent, Nortel and others, such as Gotham, Quarry and Ellacoya which are new start-up ventures. Many of the large suppliers have greater financial, marketing and technical resources and offer a wider range of networking products than we have. They are often able to devote greater resources to the development, marketing and sale of their products and to use large market capitalizations or significant cash to acquire other companies with technology and/or products that are competitive with ours. They often can compete favorably on price because their large product selection allows them to decrease the price for any individual product without significantly impacting their overall product margins. Small start-up ventures are better able to devote all their resources to a particular product development unencumbered by the requirements to support an existing product line. As a result of the market's favorable reaction to initial public offerings in the last calendar year by technology companies, start-ups that went public in this period may have raised substantial amounts of capital which could be used for various growth activities including funding competitive acquisitions. Through these acquisitions, competitors can obtain strategic advantages that may adversely affect our business, financial condition or results of operations.

In addition, the networking equipment market has seen the constant introduction of new technologies that has created pricing pressure on older products while increasing the performance of networking equipment. Broadband technology standards are constantly evolving. Alternative technologies or technologies with greater capability are constantly introduced and sought by our customers. It is possible that other technologies will either supplant our current technologies and those technologies we have in development or will require us to significantly lower prices in order to remain competitive. To remain competitive, we need to develop new products that meet the ever-changing technology needs of the networking market but that can be sold at a competitive price. We also must enhance our current products to provide needed features that increase the overall value proposition for the customer while keeping the price competitive. Due to the competitive nature of the market and the relative age of our current product offerings, we may not be able to maintain prices for our products at levels that will sustain profitability over the short or long term.

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

We face greater credit risk from some of our new customers

Historically, our customers have tended to be large established companies who either used our products to develop their own wide area network or were telephone companies using our products to allow their customers to access their regional or national network. In the past two years, we have targeted several emerging global carriers, international voice resellers and smaller rural ILECS and CLECS. These start-up companies typically do not have either long operating histories or significant capitalization, so traditional lending sources are often not available to them. Because financing assistance from the manufacturer is often required to consummate the transaction, these companies frequently make purchasing decisions in part on the ability of an equipment manufacturer to provide financing assistance to them in deploying their network infrastructure. We have had a leasing program originally with Bank Boston and now with Marcap to assist these customers with their financing requirements. This program includes a loss sharing provision with the lessor. Any significant increase in the use of this vendor financing program by our customers could increase our exposure to credit risk. In addition, we entered into a loss sharing agreement with one of our resellers wherein we share in a percentage of any loss arising from a customer's failure to pay the reseller for our equipment. Both of these programs are for United States based companies only. Although we have not experienced significant losses to date from customers failing to meet their obligations, should a significant number of lessees or customers in any one loss sharing pool or should one large lessee or customer default, it could have a material adverse effect on our business, results of operations and financial condition.

If we are unable to hire qualified new employees or to retain existing employees, then we may not be able to successfully manage our business

As with all technology companies, our success is dependent on being able to attract and retain highly skilled engineers, managers and other key employees. In particular, we have seen a large turnover in our direct sales force in North America. This turnover has impacted our ability to sell products in the United States. The current tight job market has made competition for employees very intense for all employers. The large job growth in the San Francisco Bay Area and the competition for employees from companies able to offer greater compensation incentives through either options for stock with a perceived higher growth value than net.com, or offering a large equity interest in a pre-IPO start-up company has made it difficult for many departments in net.com including Marketing and Engineering to attract and recruit new employees in a timely manner. The recent lay-offs at Internet and telecommunications companies have improved somewhat retention and recruitment concerns, but have not significantly improved recruitment for Engineering and other key personnel. While we have put additional focus and resources into our recruitment activities and have taken steps including compensation and other incentives that we hope will mitigate these competitive advantages, we cannot say that in the current economy, our increased efforts will substantially improve the recruitment and retention issues faced by our company at this time. Our inability to attract, recruit and retain key personnel, particularly engineers, sales and marketing employees, could impact our ability to meet important company objectives such as product delivery deadlines and sales targets. That in turn could significantly impact our business, results of operations and financial condition.

We rely on a number of sole source suppliers for our component parts

For both net.com's Promina and new SCREAM product lines, we purchase key components from single source suppliers, in particular, our back planes, ASICS and power supplies. If one of these suppliers were no longer able to supply a required component, it could result in our having to significantly reengineer the affected product. Further, due to increased demand and cyclical shortages of capacity in the semiconductor industry, lead times for ordering parts have increased from time to time. If we encounter shortages or delays in receiving ordered components or if we are not able to accurately forecast our ordering requirements, this could adversely impact our ability to ship ordered products and could ultimately negatively impact our results of operations and financial condition.

The availability of uninterrupted electric power could impact our ability and our suppliers ability to maintain our operations in California

Recently, the public electric utility that provides power to our facilities and many of our suppliers' facilities have been subject to shortages of electric power. These shortages have led to dramatic increases in operating costs and have subjected the business to unpredictable rolling blackouts where power has been completely interrupted for extended periods of time. Should this power shortage persist, and the frequency of outages increase, it may become more difficult for our subcontract manufacturer and other suppliers to meet delivery commitments. In addition, continued interruptions of power may impact our ability to deliver new products to the market place on a timely basis. Should the electric utility not be able to secure sufficient power supplies in the future, it could have a material adverse impact on our financial condition and results of operations.

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

                                    PART II.

                                OTHER INFORMATION

Item 5. Other Information

      In January 2001, we lost 2 of the members of our Board of Directors. Walter Gill, a founder of net.com and well respected technologist in the Silicon Valley, died. His loss will be greatly felt by everyone at net.com. On January 15, 2001, George Scalise resigned from the net.com Board to focus on his more extensive duties as a member of the Federal Reserve Bank Board of San Francisco.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            None

      (b)   Report on Form 8-K

            On October 19, 2000, the Company filed a report on Form 8-K reporting under Item 5 that it had reached an agreement with CACI International Inc., a global information technology products and services company, to divest itself of the assets of its Federal services business.

            On December 15, 2000, the Company filed a report on Form 8-K reporting under Item 2 the closing on December 1, 2000 of the sale of its Federal Services Business pursuant to the Asset Acquisition Agreement with CACI, Inc.-Federal, a Delaware corporation ("CACI Sub"), CACI International Inc, a Delaware corporation and the holder of all of the capital stock of CACI Sub ("CACI Parent"), N.E.T. Federal, Inc., a Delaware corporation ("Federal") and Network Equipment Technologies, Inc..

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NETWORK EQUIPMENT
                                            TECHNOLOGIES, INC.


Dated: February 12, 2000                 /s/ Hubert A.J. Whyte
                                         ---------------------------------
                                         Hubert A.J. Whyte
                                         President and Chief Executive Officer


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