Form 10-K
period 2001-03-31
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2001-06-28
CIK 752431

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)

|X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                    For the Fiscal Year Ended March 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|_|

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 15, 2001, based on the closing price of such stock on that date was $64,654,829, calculated by excluding holders of 10% and more, directors and current executive officers.

The number of shares outstanding of the Common Stock, $0.01 par value, on June 15, 2001 was 21,972,002.

                      DOCUMENTS INCORPORATED BY REFERENCE:

The registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on August 14, 2001 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                                     PART I

FORWARD-LOOKING STATEMENTS

Statements contained in this Form 10-K, which are not historical facts, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as "plans," "hopes," "believes," "estimates," "will continue to be," "will be," "continue to," "expect to," "anticipate that," "to be," or "can impact." Forward-looking statements are based upon management expectations and involve risks and uncertainties that may cause actual results to differ materially from those anticipated in the forward-looking statements. Many factors may cause actual results to vary including, but not limited to, the factors discussed in this Form 10-K. net.com expressly disclaims any obligation or undertaking to revise or publicly release any updates or revisions to any forward-looking statement contained in this Form 10-K. Investors should carefully review the risk factors described in this document along with other documents net.com files from time to time with the Securities and Exchange Commission.

Item 1. Business

OVERVIEW

Network Equipment Technologies, Inc., doing business as net.com ("net.com"), is a leading innovator of service creation, providing broadband technology platforms that enable carriers and service providers to rapidly create and deliver revenue-generating applications, content and network services to business and residential customers while maximizing existing infrastructure investment. Service creation is the ability for end users and service providers to dynamically define, deliver, manage and profit from network services. net.com's service creation products reside at the intersection of networks or at the economic edge where carriers and content providers converge to offer a new range of communications experiences to end users.

Over the past several years we have seen our revenue decline as traditional narrowband wide area networks ("WANs"), for which our historical products have been designed, have been replaced by next generation packetized networks. Narrowband WANs rely on circuit-switched technology to provide infrastructure and capability to link local area networks ("LANs"), campus networks, voice traffic, video and other applications to each other via service provider transmission facilities or services. Next generation networks in contrast make use of the Internet Protocol ("IP") to enable convergence or the bundling of voice, data, and video over a single public carrier infrastructure. By breaking information into smaller pieces, packet switching enables information to be moved more swiftly through the network and enables more traffic to be sent in a shorter time. Convergence of disparate applications onto a single packet infrastructure has proven to be a more cost-effective solution and ultimately enables new value added services. The decline in the market for circuit switched technology, which includes our historical product lines, prompted us to invest in new technology and to target a new market opportunity over this past year.

With the introduction of our first service creation platform, the SCREAM200(TM), in June 2000, we announced our strategy to redirect our development and marketing efforts towards serving the needs of service providers who can no longer derive a sustainable source of revenue and profitability from basic access services. In April 2001 we announced two new service creation platforms, the SCREAM50(TM) and SCREAM100(TM), that are optimized specifically for the carrier market. Our service creation products sit at the edge or intersection of networks, allowing telecommunications service providers to manage and create services across their networks and, ultimately, allow users to determine the services they require. Traditional providers of transmission facilities such as carriers, cable operators, wireless service providers and network service providers recognize today the need to offer broadband access and to differentiate their services in order to remain competitive and profitable. We believe that our SCREAM(TM) product line offers service providers the capability to drive revenue, lower provisioning costs, increase customer retention and build competitive differentiation.

Our legacy narrowband equipment is used in mission critical multi-service wide area networks that allow customers to integrate voice, data, image and video traffic for Asynchronous Transfer Mode ("ATM"), frame relay, IP and ISDN services across a single network infrastructure. In addition, the new SHOUTIP(TM) product line offers an effective way to transmit circuit voice over an IP packet network and to rapidly create and deliver telephony services over a packet infrastructure. net.com's WAN products are used by enterprise, service provider and government customers worldwide.

Consistent with our strategy of redirecting our development and marketing efforts, during the third quarter of fiscal 2001, we sold our Federal Professional Services Business ("FSB") to CACI International Inc("CACI").

Network Equipment Technologies, Inc., doing business as net.com, was incorporated in California in 1983 and was reincorporated in Delaware in 1986. Our principal offices are located at 6530 Paseo Padre Parkway, Fremont, California 94555, U.S.A. and our telephone number at that location is (510) 713-7300. Our home page on the Internet is at www.net.com. We have approximately 542 employees worldwide. Our Common Stock is publicly traded on the New York Stock Exchange under the symbol NWK.

NETWORKING INDUSTRY BACKGROUND

The networking industry has enjoyed an extended period of seemingly unlimited access to capital and related investment and growth. This growth is the result of broad-based adoption of the Internet and increases in demand for data, voice and video communications services by businesses, governments and consumers. This demand has fueled the development and deployment of large-scale network infrastructure and massive increases in available bandwidth or information carrying capacity. In the last decade, long-distance markets have become extremely competitive, with AT&T, WorldCom, Sprint and hundreds of resellers competing for consumer telecom spending. Long-distance service has essentially evolved into a commodity, where competitive price is a minimum requirement and competitors endeavor to differentiate based on perceptions, hourly pricing plans, convenience and promotions. As long-distance evolves into a pure commodity, the ability to bundle services or differentiate will become even more important.

With the rapid growth of the Internet and the development of advanced communications applications such as digital, video and audio programs, wireless access, and video conferencing from personal computers, video e-mail, video on demand, distance learning, telemedicine and high speed imaging, consumers and business are demanding faster, better communications services. Consumers increasingly find dial-up modem speeds unacceptable. Communications networks increasingly are required to transmit more rapidly large volumes of Internet, data and video traffic to meet customers' demands with respect to sharing information, conducting business and delivering entertainment. In response to this increase in demand, alternative broadband access technologies have been developed and commercialized, including Digital Subscriber Line ("DSL"), cable, fiber to the curb and wireless (fixed and mobile).

As consumers and business have demanded more broadband applications from providers of Internet, data, video and voice communications services, new service providers have entered the market. The entry of these new competitive providers and the proliferation of alternative access technologies into previously regulated markets are rapidly changing the market for broadband services. Carriers and service providers rapidly built out their infrastructure to accommodate surges in IP traffic, yet increased competition has further commoditized bandwidth resulting in incoming revenue streams rising only modestly. Deregulation in the telecommunications industry together with homogeneity and commoditization of transport services has created a hyper-competitive environment that has prevented some service providers from earning an adequate return on their investment even as we see a significant shift in traffic from traditional voice to new data-oriented services. This situation has recently forced many network operations to temporarily scale back capital spending budgets and it has forced others, such as Northpoint Communications, to file for bankruptcy.

As the Broadband subscriber base grows, service providers face customers who increasingly regard high speed Internet access as a commodity. To compete successfully, broadband service providers must differentiate themselves by offering a range of value-added services, including multiline, toll-quality, voice service, virtual private networks ("VPNs"), frame relay, video streaming and emerging productivity and entertainment applications such as multiplayer online gaming and streaming music. As the deployment of broadband access steadily increases, competition between service providers will continue to intensify as they face the challenge of how to profit from the thousands of directly connected high-speed users. Intelligent service creation solutions are required to allow the service provider to offer a new layer of network intelligence that supports the widespread deployment of comprehensive and affordable integrated service packages that can be dynamically selected and self provisioned. A new broadband access network is emerging to satisfy subscribers' desires for high-speed telecommunications services.

BUSINESS STRATEGY

Net.com's mission statement is:

"Enabling competitive differentiation through the rapid creation and delivery of services"

Our objective is to become an industry leader in the telecommunications equipment industry by providing service creation solutions that enable competitive differentiation through the rapid creation and delivery of services. Service creation is the ability for end users and service providers to dynamically define, deliver, manage and profit from network services.

Service creation also defines a new business model--for service providers and end users. For service providers the ability to deliver differentiated IP based broadband services allows them to manage and bill for content or applications based on their relative value on as needed and or as used rather than simply at a flat rate. We anticipate this model will enable service providers to generate incremental revenue and to develop potentially more profitable premium services. For service providers, the new model encompasses lower provisioning costs, streamlined service configuration and fast provisioning of services. For end users, the next business model encompasses one overriding advantage--service selection. Five key components comprise this new model:

o     Open, non-proprietary interfaces for the development of applications

o     Distributed architecture for easy programmability and deployment

o     The ability to rate, allocate and measure service selection

o A marketing front-end moving service to and drawing service selection from the customer

o     Automated service provisioning and billing

To achieve this objective, our business strategy includes the following key elements:

      o Design and develop industry leading broadband hardware and software service creation solutions. We consider our technological and product leadership to be critical to our future success. We employed next generation network processor and custom ASIC technology in order to achieve the deterministic performance. In addition, we designed the SCREAM100 platform with a, SplitPlane(TM) architecture that provides a logical and physical separation of the control plane (intelligence) and data plane (packet processing). This distributed architecture enables services to be programmed or initiated directly onto the network in real time. Finally, we developed an Open Programming Interface ("OPI"(TM)) to provide bi-directional interface capability that enables third party solutions to be implemented quickly on the SCREAM platform using industry standards such as CORBA, JAVA and XML.

      o Leverage market position and revenue contribution of our narrowband technology. net.com pioneered the concept of multi-service networking and has been delivering these mission critical capabilities for over seventeen years. With more than 25,000 multi-service systems sold around the globe, net.com serves approximately 1,750 customers in more than 75 countries. Following this year's market correction, access to capital has become more difficult for emerging start-ups. The financial strength of our balance sheet and proven reputation of net.com provides us with a strategic advantage that we expect to continue to leverage as we target new service provider customers.

            In specific markets where the rate of broadband deployment is slower, we will continue to provide support for our legacy multi-service platforms and customers. The installed base and revenue contribution from our legacy Promina product line continues to be significant and generates significant cash flow for the Company. In particular the United States Federal Government ("Federal Government") has been slow to adopt new broadband technology and the use of public infrastructure due to concerns over quality of service and security. As new standards evolve for quality of service and security for the Internet, we expect the Federal Government to adopt newer technology and to become a customer of our new service creation and voice over IP platforms. We anticipate that our expertise in government contracting together with the relationships that we have built up over an extended period of time will provide us with leverage should the Federal Government eventually make this transition. In addition, in some parts of the developing world where deregulation has lagged, or where circuit switched technology continues to be the technology of choice, our multi-service platforms continue to be a very appropriate solution.

      o Leverage relationships with Key Partners. We are continually seeking to establish relationships with third-party application software vendors and product OEM's or resellers, and our customers. SCREAM offers open programmability at the element, service, management and control layers through the OPI and allows a service provider or third-party developer to quickly develop new applications sought by end-users. The importance of software application partners is that they provide critical functions such as billing, mediation, provisioning and configuration that are needed to create a total service creation solution for our customers. Product OEM or resale partners are needed to supplement and enhance our existing direct sales force both in the United States and overseas as they may have pre-existing relationships with our target customers and be able to accelerate our time to volume. We also work closely with our customers from initial product design through to manufacturing and delivery. By engaging with our customers at every level, we seek to partner with them at the early stages of system development so that we may provide them with all of their requirements. Maintaining strong customer relationships is critical to our company's growth and every effort is made to ensure that our customers' needs are met.

      o Provide Value-added Service and System Integration Capabilities. Since its inception, net.com has viewed customer service and support as a key element of its overall strategy and a critical component of its long-term relationship with customers. Customers around the world turn to net.com not only for the reliability and performance of our products but also for our comprehensive support services that optimizes the value of those products. As we work more closely with prospective service provider customers and third party application software vendors, we will continue to provide various consulting services that allow those customers and vendors to integrate new functions onto existing operational support systems ("OSS") and our SCREAM platform's open programming interface to create new value-added network services.

      o Improve Business Operations and Return to Profitability. We are in the process of upgrading and consolidating our core business process systems onto a new Oracle ERP platform that is scheduled to go live in the July to August 2001 time frame. The scope of this project includes our order management, financial, human resources, quality and manufacturing systems, and encompasses our global operations. The purpose of the project is to allow us to support our customers better and to help enable us to return to profitability sooner. When complete, it will consolidate several legacy systems into one, enable more effective decision support capabilities and allow us to scale our business more cost effectively. In addition to higher efficiencies and related operating expense improvements contemplated from this project, our ability to achieve profitability on a continuing basis will depend on the successful design, development, testing, introduction, marketing and broad commercial distribution of our new broadband equipment products, specifically our SCREAM product line and to a lesser extent our SHOUTIP product line.

PRODUCTS

BROADBAND

net.com's new Service Creation Manager(TM) platform, known as SCREAM(TM), is a universal broadband services switch, offering integrated broadband aggregation, subscriber management, powerful packet and cell processing, high-touch IP, and broadband service creation. Aggregation involves taking in large numbers of tributary lines, such as T1s and forwarding on the data to large routers in the core of the network. Our SCREAM platform takes in thousands of connections from access equipment such as DSL access multiplexers ("DSLAMs"), cable modem aggregation equipment and wireless backhaul equipment. Our platform offers existing carriers the ability to migrate legacy services to an IP infrastructure, thus preserving the carrier's existing investments. Finally, our service creation platform is loaded with processing power to apply special handling instructions to subscriber traffic so that our platform can look closely at packet information to detect specific attributes. At wire speed our platform can apply class of service differentiation by examining the label or header information attached to an IP packet. This enables service providers to differentiate broadband subscribers based on the applications they use, as well as to detect and report billable events in real-time. With this capability service providers can tailor premium packages for individuals or groups which we believe may generate additional sources of revenue for those providers.

The newest additions to the SCREAM product family, announced on April 25, 2001, are the SCREAM100 and SCREAM50 systems. They feature an advanced packet engine in a central office-ready form factor, on an open, non-proprietary platform. Optimized for the carrier environment, the new SCREAM systems offer high switching capacity and port density in a small footprint, as well as front access and low power consumption. To meet the rigorous demands of service providers, the new systems deliver packet processing at OC-48 line rate.

Despite a small footprint, SCREAM100 delivers 40 Gbps of IP throughput, scalable to 80 Gbps. It supports up to 256,000 broadband subscribers (or 512,000 in extended-shelf configuration). Six SCREAM100 systems can be configured back-to-back in a standard telco rack to manage more than one and a half million subscribers.

SCREAM's SplitPlane architecture provides a logical and physical separation of the network control plane (intelligence) and the network data plane (packet processing) that facilitates service creation. SCREAM's separate control plane and OPI offer easy integration with existing operational support systems. The separate data plane delivers processing efficiency and support for multiple transport technologies.

Unlike other platforms, SCREAM offers open programmability at the service, management, and control layers. The OPI allows a service provider or third-party developer to quickly develop new applications sought by end-users.

The SCREAM platform is capable of ensuring bandwidth delivery by using network processor technology and a set of custom ASICs to provide deterministic performance. It can shape and/or ensure bandwidth at a subscriber level and at an individual flow level, such as streaming video or interactive gaming flows. SCREAM can shape or guarantee flows individually at the same customer premises--such as a VPN connection in the corporate network and regular Internet traffic.

NARROWBAND

net.com designs, develops and supplies multi-service WANs that integrate voice, data, image and video traffic across a single network infrastructure. net.com multi-service WAN networks offer ATM, frame relay, IP, ISDN switching, advanced voice compression and extensive network management capabilities. Traditional narrowband WANs rely on circuit switched technology to provide the infrastructure and capability to link LANs, campus networks, voice traffic, video and other applications to each other via service provider transmission facilities or services. WAN products may be located at both the service provider and the enterprise premises.

Historically, the majority of net.com's product revenue has been generated by net.com's IDNX(R) and its replacement, Promina(R) Multi-service Bandwidth Managers. In fiscal years 2001, 2000, and 1999, net.com's IDNX and Promina accounted for 81.9%, 95.4%, and 93.9% of product revenue respectively. As of April 30, 1999 IDNX products were replaced by our Promina products and net.com's Panavue(TM) network management systems.

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

The Promina 800 network incorporates intelligence both at its core and in signaling to attached devices. This feature allows the network to quickly reroute traffic automatically in the event of a failure. ATM adaptation of various types of traffic is accomplished via net.com's CellXpress(TM), an internal ATM module option. The CellXpress module provides Class of Service support for constant bit rate and variable bit rate ("CBR/VBR") traffic in addition to inverse multiplexing over ATM ("IMA").

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

SHOUTIP INTRANET TELEPHONY PLATFORM

During the first quarter of fiscal 2001, net.com acquired the assets of Convergence Equipment Company. Those assets included a small voice-over-IP platform and related software. SHOUTIP is a voice-over-IP product that provides an effective means of transmitting circuit voice over an IP packet network.

The SHOUTIP platform integrates trunking, signaling, gatekeeper/call agent functions, packet aggregation, network management, and configuration tasks in a single distributed system. Application modules offer additional capabilities such as real-time, web-accessible billing; integrated voice response ("IVR") and administration; and authentication and authorization. Switching technologies include IP, TDM, and ATM. Special networking features include "look-ahead" signaling and dynamic "hairpinning" to minimize dropped cells.

Designed for next-generation service providers, the SHOUTIP platform enables the rapid creation and delivery of telephony services over a packet infrastructure. The SHOUTIP platform is a response to shifting business models in which service providers are experiencing diminishing margins for access-based services and decreasing customer loyalty. To create new revenue streams and maintain market share, service providers need to deliver new, differentiated services -- above and beyond flat-rate monthly offerings.

The SHOUTIP platform has next-generation architecture with distributed processing and open programmability. SHOUTIP distributed nodes perform network functions and call processing within a single node. Routing intelligence is distributed across the network, rather than combined into an expensive, complex, centralized network. In addition to simplifying operations, the distributed architecture achieves greater network resilience by eliminating a single point of failure that could render all or a significant portion of a service provider's network inoperative. Also, because the network's intelligence is carried in each node, performance remains consistent regardless of network size.

The SHOUTIP platform's open applications programming interfaces are designed for easy third-party development. The platform's open programmability supports the rapid rollout of new revenue-generating services such as voice-mail, fax mail, and call-center services.

NETWORK MANAGEMENT

The net.com Panavue and Screamvue Network Management System provides Simple Network Management Protocol ("SNMP"), based management capabilities featuring web-based user interfaces. Its open design based on industry standards provides scalability. The platform's user interface lowers the cost of network ownership by reducing training time, improving access and streamlining operations throughout the network. The platform supports the main family of net.com products. Additionally, the platform's Advanced Fault Management System ("AFMS") provides unified fault management plus integrated service and network management for devices in the network including those from other vendors.

CUSTOMERS AND MARKETS

net.com pioneered the concept of multi-service networking and has been delivering these capabilities for seventeen years. With more than 25,000 multi-service systems sold around the globe, net.com serves approximately 1,750 customers in more than 75 countries. The focus of our narrowband product-line has been on large enterprises and carriers for their enterprise business. The initial focus of our new SCREAM broadband product family is on service providers while ultimately the service creation features may also be attractive to enterprise customers. For both net.com's broadband and narrowband products, we focus primarily on information and communication intensive organizations. These customers may be local, national, multinational or global in their operations.

Within the service provider market, we have targeted the following vertical markets for our SCREAM service creation platforms:

1) Traditional incumbent service providers and interexchange carriers ("RBOC", "ILEC", "ITCO" and "IXC"). These are the companies providing local and long distance communications services of various kinds to both consumers and business;

2) Competitive local exchange carriers ("CLEC"). A subset of the service provider market, these are telecommunications companies providing services to local consumers and business in competition with the traditional incumbent service providers;

3) Application service providers ("ASP" and "ISP") and data centers. These companies provide host application services over the network;

4) Integration Communication Providers ("ICP"). One of the new categories of service providers who are building next generation networks both domestically and globally.

We have targeted our Promina product line at service providers and at enterprise and government customers. In the service provider marketplace, global carriers use net.com networks for subscriber services as do a variety of emerging carriers, cellular providers and international voice resellers and PTTS (Post Telephone and Telegraph). net.com's strategy for enterprise customers is to provide an integrated range of solutions and alternatives with which to address the complexity required to successfully grow a network by maximizing bandwidth use. We address the needs of government customers for reliable, mission critical communications solutions. Current enterprise customers include corporations representing the financial, banking, insurance, energy, transportation, manufacturing and retail sectors. Government customers represent a variety of federal and international agencies and organizations including the United States Department of Defense ("DOD"), NATO, and ministries throughout the world, including Austria, China and Thailand.

Sales to the Federal Government represented 53.5%, 50.4%, and 37.6% of net.com's revenue in fiscal 2001, 2000, and 1999, respectively. We sell to the Federal Government through net.com's wholly owned subsidiary, N.E.T. Federal, Inc. ("Federal"), which sells products both directly and through collaborative government contracting and subcontracting arrangements. Government contracts with Federal are for various terms, but most may be terminated by the contracting government agency at their convenience or at annual intervals. Sales to the Federal Government include sales under contracts with certain agencies within the DOD. These DOD contracts may be used by other government agencies to purchase net.com products and services. See discussion in Business Risk Factors in this Form 10-K.

In addition to government customers, the Promina product line currently sees more demand outside the United States especially in emerging markets such as China and Eastern Europe where the telecommunications infrastructure is still being developed. Applications that can be enabled by Promina based solutions include Digital Data Networks ("DDN") that provide basic data services in these emerging markets. International sales represented 28.5%, 28.1%, and 32.2%, of net.com's revenue in fiscal 2001, 2000, 1999, respectively.

Other than orders from the Federal Government, no other single customer accounted for more than ten percent of net.com revenue in fiscal 2001, 2000, or 1999.

COMPETITION

The market for telecommunications equipment is highly competitive and dynamic, it is characterized by the easy entrance of new start-up companies, rapid changes to and the convergence of technologies and a worldwide migration from existing circuit technology to the new packet based technologies. We compete directly both internationally and domestically with many different companies, some of which are large, established suppliers of end-to-end solutions such as Cisco, Lucent, Alcatel, and Nortel. Many of the large suppliers have greater financial, marketing and technical resources and offer a wider range of networking products than we have. These suppliers can often provide a complete network solution rather than a partial solution that may make their products more attractive to potential net.com customers. In addition, there are a number of new start-ups that are targeting the aggregation, IP service, service creation and the Voice over IP market, including Cosine, Ellacoya, Quarry, Gotham, Celox, and Clarent.

SALES

We sell our products and services through both direct and indirect sales channels into more than 75 countries. We believe that to effectively market and sell our products a local direct sales organization is beneficial to understand the business and network environment of local countries. We also believe that a direct sales force effort, supported by sales engineers who provide customers with pre-sale and post-sale technical assistance, allows net.com to gain more in-depth knowledge of customers' network requirements. We have more than 111 direct sales personnel located in 11 countries. This sales effort is supported through more than 50 channel partners.

We sell products and services in North America primarily through direct channels although we make use of a small number of distributors in some markets. Our International sales are made almost entirely through indirect channels that are augmented by the efforts of a local direct sales force. In addition to the marketing and sale of products, international resellers provide system installation and technical support. In most cases, international resellers have non-exclusive agreements to resell net.com products within particular geographic areas. Resale agreements do not contain a sales commitment or required sales quota.

net.com has two strategic reseller partnerships, Ericsson Business Networks AB of Sweden ("Ericsson") and Datacraft Asia Ltd. ("Datacraft"). Ericsson is a worldwide partner reselling net.com's narrowband products in Europe, Asia and Latin America. Datacraft resells net.com's narrowband products throughout Asia and is responsible for a significant portion of net.com sales in China. Both Ericsson and Datacraft provide service support for the products they sell. None of these agreements has a required sales commitment and all come up for renewal on a periodic basis. While a failure to renew any one of our international reseller agreements would not have a significant impact on net.com's financial results, failure to renew a significant number of these agreements on favorable terms and conditions could have a material impact on our financial results.

N.E.T. Federal supports sales to the United States government's defense and civilian sectors and to government agencies worldwide. Sales to Federal customers are almost entirely direct. We are, however, a subcontractor on a number of government contracts and resell third party products to the Federal Government, as required.

Our direct selling model makes use of our field sales, engineering, and executive personnel to establish and maintain customer contacts at multiple levels within a customer organization. We believe the successful execution of this multi-tiered selling model is important to our success.

net.com's business is not seasonal in nature and sales are generated throughout the year.

BACKLOG

net.com manufactures its products based upon its forecast of customer demand and typically builds finished products in advance of receiving firm orders from its customers. Orders for net.com's products are generally placed by customers on an as-needed basis and we have typically been able to ship these products within 30-90 days after the customer submits a firm purchase order. Because of the possibility of customer changes in delivery schedules or cancellation of orders, net.com's backlog as of any particular date may not be indicative of sales in any future period. See discussion in Business Risk Factors in this Form 10-K.

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

net.com's SCREAM Care service offerings provide a wide range of service and support options to customers and resellers of net.com products. Service offerings include product installation, a choice of different hardware and software maintenance programs to meet the varying needs of our customers, parts repair, remote and on-site technical assistance and customer training. In addition, net.com provides web-based customer support services through our Electronic Support Center. Services available over the web include first-line troubleshooting information for net.com products, technical information, such as trouble shooting guides and frequently asked questions, and a web-based interface to net.com's Technical Assistance Center ("TAC") through an online case management system.

TAC is staffed 24 hours a day seven days a week by engineers trained in networking products. TAC assists customers remotely over the telephone and has language facility in many languages including Spanish, Chinese, French and German. TAC engineers have the ability to replicate customer problems and test proposed solutions prior to implementation. As part of net.com's January 2000 restructuring, net.com consolidated its TAC services worldwide into its Ashburn, Virginia, U.S.A. facility. net.com continues to invest in its TAC operations, adding tools, equipment and capabilities to enhance its support services. Maintenance support from net.com's TAC, whether provided over the web or over the telephone, is fee based under either an annual fee contract or on a time and materials basis.

Customer training on net.com products is provided to both end-users and resellers worldwide. net.com has training facilities at its Fremont, California, U.S.A. headquarters and in its facilities in: Ashburn, Virginia, U.S.A.; Crawley, United Kingdom; and Singapore. In addition, net.com trainers travel to customer and reseller facilities to provide training. net.com training services can be customized to meet the special requirements of its customers. Customers are charged per person per class for net.com training. In addition, certain net.com resellers provide training to net.com end-users on behalf of net.com.

Over the years, net.com has developed expertise in certain professional services such as staging, system integration and managed network services. These services assist customers in optimizing their network investments, allowing them to outsource selected network operations to net.com and provide additional expertise on a project basis. Professional services from net.com are utilized throughout the network life cycle from planning and design to implementation. They are generally charged on a per project basis.

A significant amount of net.com's revenue and profits are generated by its service and support offerings. In fiscal years 2001, 2000, and 1999 service and support offerings accounted for 28.8%, 48.5% and 40.4%, respectively, of net.com revenue. In the third quarter of fiscal 2001, net.com completed the divestiture of its Federal Professional Services business, which accounted for revenue of $34.3 million, $49.7 million and $43.2 million in fiscal 2001 fiscal 2000 and fiscal 1999, respectively. net.com cannot guarantee that customers will continue in the future to require service support on net.com network to the extent that they have in the past. In particular, maintenance contracts for older IDNX networks may not be renewed to the extent customers replace those networks with networking products from other vendors, or deploy packet based technology.

Consistent with our business strategy as discussed above, during the third quarter of fiscal 2001, we completed the divestiture of our FSB and sold its assets to CACI for cash consideration of up to $40.0 million. The assets sold are comprised mainly of service contracts with the Federal Government, accounts receivable, spares inventory and fixed assets. The strength of net.com has historically been to provide enterprise-focused wide area networking (WAN) solutions. The new direction for net.com is targeted towards service providers and in January 2001, we launched our service creation message with the introduction of the SCREAM platform for broadband networking, and followed with the introduction of the SHOUTIP platform for packet telephony. The divestiture of the well-regarded government services business to CACI allows net.com to concentrate on the execution of these product strategies. Net.com will continue to sell products directly to the Federal Government while CACI will now provide maintenance and other services to our Federal customers. In addition we have a strategic alliance with CACI to jointly market each other's products and services.

MANUFACTURING

net.com has one manufacturing facility located at its Fremont, California facility. Assembly of printed circuit boards and circuit testing of net.com designed products are outsourced to a single subcontractor, Solectron. For our legacy products, final assembly, quality control and final testing are performed in the Fremont manufacturing facility. We anticipate that as the demand for our new SCREAM product increases, we will outsource many of these final-manufacturing steps to Solectron and drop ship equipment directly to customers. net.com maintains control over parts procurement, design, documentation and selection of approved suppliers. We have a multi-year contract with Solectron that requires it to meet defined performance specifications. Because Solectron is a sole source vendor, any interruption in Solectron's manufacturing processes or a failure to renew our contract could have a material adverse effect on our financial results and operations.

Currently, several key components of our Promina and SCREAM products are available only from a single source, including certain ASICs and power supplies. In addition, some components are in short supply generally throughout the industry. Depending upon the component, there may or may not be alternative sources or substitutes. Some of these components are purchased through purchase orders without an underlying long-term supply contract. Any delay or difficulty in obtaining needed components could seriously impact our ability to ship products.

We maintain sufficient inventory to ship products quickly, normally within 30 to 90 days after receipt of an order. Scheduling of production and inventory supply is based on internal sales forecasts. Generally, our customer contracts allow the customers to reschedule delivery dates or cancel orders within certain time frames before shipment without penalty and outside those time frames with a penalty. Because of these and other factors, there are risks of excess or inadequate inventory that could materially impact expenses, revenue and earnings.

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

net.com continually monitors relevant markets, its customers' businesses and technology developments in order to develop products that proactively address customer needs. net.com's new SCREAM products were designed with an open architecture to facilitate the development by third parties of products that will enhance the capabilities of SCREAM. Further, we design to industry standards and support industry standards bodies in their endeavors. Despite our efforts, however, there is no guarantee that we will be able to successfully develop new products or that our customers or our targeted markets will accept any products we develop.

During the latter half of fiscal 2001 we eliminated the formal separation of our business into Broadband and Narrowband business units and merged all product development activities into a single development organization. As of March 30, 2001, we had an engineering staff of 107 engineers working on our SCREAM, Promina or SHOUTIP products. The majority of our research and development activity is focused on the SCREAM product line and on our new voice over IP solution, SHOUTIP. We continue, however, to provide engineering support to Promina and to provide feature enhancements required to maintain Promina's viability. While most product development activity is undertaken in-house, external development organizations are used to shorten time to market.

In fiscal 2001, 2000, and 1999, net.com's research and development expenditures were $40.4, $41.6 million and $45.2 million, respectively. net.com expensed in-process research and development of $879,000 in fiscal year 2000 as a result of the FlowWise Networks acquisition. No in-process research and development costs were expensed in fiscal year 2001 or 1999.

INTELLECTUAL PROPERTY

Our ability to invent and develop new technologies and then to protect these technologies from abuse by others outside our company is an important part of our success. We use all available means to protect our proprietary technology including patents, trade secrets, trademarks and copyrights. All our employees sign confidentiality and invention disclosure agreements and anyone outside our company receiving information either signs a non-disclosure agreement prior to receiving information or is a net.com licensee. To foster disclosure of patentable inventions, we provide financial incentives to employees. We believe that ownership of patents, copyrights and trade secrets is important to our ability to compete and to defend ourselves against patent infringement allegations.

Over the past 18 years, a number of patents have been issued to net.com in the United States, Europe and Japan. These include some very early basic ATM inventions that comport with ATM Forum standards. In the last fiscal year, we began a highly focused effort to identify and patent our proprietary SCREAM and SHOUTIP technology. We expect to continue filing patent applications as our development process for SCREAM and SHOUTIP moves forward. In addition, as part of our acquisition of FlowWise Networks in December 1999, we became the successor to several filed patent applications relating to the FlowWise product. We are also working to file patent applications for inventions obtained as part of the purchase of the assets of Convergence Equipment Company.

Although we have a number of patent applications pending, we cannot guarantee that any one will result in the issuance of a patent. Even if issued, the patent may later be found to be invalid or may be infringed without our knowledge. It is difficult to monitor use of our technology by others. If we do not effectively protect our intellectual property, it could have a material adverse effect on our competitive position and sales of our products.

In June 2000, net.com entered into its first patent cross-licensing agreement. The agreement is with Lucent Technologies whereby net.com and Lucent licensed patents to the other. Under the terms of the cross-licensing agreement, each company will receive a license under all patents related to its product markets. net.com's portfolio includes patents in basic networking and ATM technologies supported by the ATM Standards Forum and other standard setting bodies. This cross-license agreement with Lucent has a five-year term.

Item 2. Properties

net.com is headquartered in Fremont, California. In April 1997, we entered into a twelve year lease for three buildings totaling 290,000 square feet of office, R&D and manufacturing space in an industrial park ("1997 Lease Agreement"). In May 2000, we consolidated into two buildings, the R&D building and the manufacturing building. This consolidation resulted from 1) the January 2000 restructuring of net.com's business and 2) the settlement of the ground water intrusion problem affecting all three buildings. Our landlord released us from the obligation to pay rent on the third building at that time. In March 2000, an agreement was reached with the landlord and our insurance carrier that will allow us to move out of the damaged facilities upon completion of a new build-to-suit facility that is being constructed near by to the current facilities. net.com believes that substantially all the costs associated with the move and the build out of the new facility will be covered by insurance proceeds from the agreement reached with our insurance carrier. In December 2000, we entered into a lease termination and settlement agreement ("Settlement Agreement") and a 10 year lease for two buildings totaling 185,790 square feet of office, R&D and manufacturing space on a new campus ("Lease Agreement"). The buildings on the new campus will be leased to net.com under substantially the same economic terms as the terms in our 1997 Lease Agreement. The Settlement Agreement may be terminated if certain contingencies are not met and our move into the new facility, which is scheduled to take place sometime in the first half of the 2002 calendar year, may be impacted.

net.com and its subsidiaries also lease sales and service offices at other locations in the United States, Canada, United Kingdom, France, Germany, Mexico, Singapore, Uruguay, Brazil, China Japan, and Hong Kong. As a result of the January 2000 restructuring, net.com vacated its Crawley, United Kingdom facility and entered into a surrender agreement with the landlord in March 2001. The sales and service operations that we maintain there have been relocated to a smaller facility in the Crawley area. In June 2001, we terminated our lease in Mexico City and have relocated the remaining employees to a smaller facility. We are also in the process of closing our Boston and New Jersey offices and are attempting to sublease those facilities.

Item 3. Legal Proceedings

net.com is not aware of any material pending legal proceedings. From time to time net.com may be involved in employment or other litigation or in activities including litigation needed to collect past due receivables. Generally, we do not consider these litigation matters and or collection activities to be material.

Item 4. Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

See Note 8 in the "Notes to Consolidated Financial Statements". At June 15, 2001, there were approximately 527 stockholders of record of net.com.

MARKET PRICE

net.com's Common Stock is traded on the New York Stock Exchange under the symbol NWK. The following table sets forth, for the quarterly periods indicated, the high and low sale prices:

              Fiscal 2001                          High              Low
              ----------------------------------------------------------

              First quarter                      $12.00            $7.50

              Second quarter                      12.44             9.25

              Third quarter                       10.69             5.38

              Fourth quarter                       6.88             3.75
              ----------------------------------------------------------

              Fiscal 2000                          High              Low
              ----------------------------------------------------------

              First quarter                      $11.00            $7.31

              Second quarter                      11.63             8.19

              Third quarter                       14.81             8.88

              Fourth quarter                      12.50             9.25
              ----------------------------------------------------------

net.com has never declared or paid dividends on its capital stock and does not intend to pay dividends in the foreseeable future. In addition, the Company's 7 1/4% convertible subordinated debentures trade in the over-the-counter market.

Item 6. Selected Financial Data

Five year financial summary:

(Dollars in thousands, except per share amounts)

Fiscal years ended                                  2001           2000           1999           1998          1997
-------------------------------------------------------------------------------------------------------------------
Revenue                                         $144,286       $225,686       $263,835       $308,721      $324,438

Income (loss) from continuing operations         (20,790)       (40,070)        (7,054)        14,350        23,302

Diluted earnings (loss) per share                  (0.96)         (1.86)         (0.32)          0.65          1.08

7 1/4% convertible subordinated debentures        24,706         24,706         24,706         25,821        25,821

Total assets                                     235,346        259,994        313,112        334,557       301,653

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the accompanying notes. The discussion contains forward-looking statements that involve risk and uncertainties. These statements relate to future events or our future financial results. Forward-looking statements can often be identified by words such as "may", "will", "should", "expect", "anticipate", "believe", "estimate" or words of similar import. Our actual results may differ significantly from those anticipated by any forward-looking statement as a result of a number of factors, trends, and risks
- many beyond our control. These factors and risks are discussed further within "Business Environment" and "Risk Factors" below and elsewhere in this Form 10-K.

SALE OF N.E.T. FEDERAL, INC.'S PROFESSIONAL SERVICE BUSINESS

On December 1, 2000, we sold the assets of our federal services business ("FSB") to CACI International Inc ("CACI") for a cash consideration of up to $40.0 million. The assets sold are comprised mainly of service contracts with the United States Federal Government ("Federal Government"), accounts receivable, spares inventory and fixed assets. The purchase price will be paid out over time beginning with $24.9 million paid at the closing, $1.0 million six months after closing and $1.0 million held in escrow and payable one year after closing (if no successful indemnification claims are made). The net gain on the sale to date is $14.9 million. The remaining $13.0 million is payable contingent upon transfer to CACI of work performed under certain net.com federal contracts. Additionally CACI and net.com have entered into an agreement whereby net.com will receive royalties based on maintenance contract revenue.

RESULTS OF OPERATIONS

The following table depicts data derived from the Consolidated Statements of Operations expressed as a percentage of revenue:

Years ended:                                  Mar. 30,     Mar. 31,     Mar. 31,

Percent of Revenue                              2001         2000         1999
--------------------------------------------------------------------------------

Product revenue                                 53.4%        58.1%        63.9%

Service and other revenue                       46.6         41.9         36.1

--------------------------------------------------------------------------------
     Total revenue                             100.0        100.0        100.0
--------------------------------------------------------------------------------

Product gross margin                            42.8         50.9         56.6

Service and other revenue gross margin          33.7         38.4         36.9

--------------------------------------------------------------------------------
     Total gross margin                         38.6         45.7         49.5
--------------------------------------------------------------------------------

Sales and marketing                             31.0         30.6         32.5

Research and development                        28.0         18.4         17.1

General and administrative                       8.8          6.5          5.5

Facility relocation costs                        0.0          0.0          0.1

Other operating expense                          2.3          0.8          0.0

Restructuring costs                             (1.0)         6.7          1.8

--------------------------------------------------------------------------------
     Total operating expenses                   69.2         63.0         57.1
--------------------------------------------------------------------------------

     Loss from operations                      (30.6)       (17.3)        (7.6)

Interest income                                  5.5          3.2          2.5

Interest expense                                (1.3)        (1.0)        (0.7)

Other                                           10.4          3.0          0.3

--------------------------------------------------------------------------------
Loss before income taxes                       (15.9)       (12.1)        (5.6)

Income tax provision (benefit)                  (1.5)         5.7         (2.9)
--------------------------------------------------------------------------------

Extraordinary gain                               0.0          0.0          0.1

--------------------------------------------------------------------------------
Net loss                                       (14.4)%      (17.8)%       (2.6)%
================================================================================

COMPARISON OF 2001, 2000 & 1999

Revenue Total revenue decreased 36.1% to $144.3 million in fiscal 2001 as compared to $225.7 million in fiscal 2000. Fiscal 2000 was a decrease of 14.5% compared to the $263.8 million in fiscal 1999. Product revenue decreased 41.3% to $77.0 million in fiscal 2001 as compared to $131.2 million in fiscal 2000. Fiscal 2000 product revenue was a decrease of 22.2% compared to the $168.6 million in fiscal 1999. The decrease in product revenue is primarily the result of lower sales of our circuit switched or "narrowband" product line, Promina(R), which accounts for the majority of the product sales worldwide. Promina sales decreased in all sales channels as part of a general decline in the overall market for circuit switched products. Product revenue for the North America sales channel decreased 50.7% to $10.6 million in fiscal 2001 compared to $21.6 million in fiscal 2000. Fiscal 2000 product revenue for the North America sales channel was a decrease of 57.2% compared to the $50.5 million in fiscal 1999. Product revenue for the Asia Pacific/Latin America sales channel decreased 52.6% to $9.6 million compared to $20.2 million in fiscal 2000. Fiscal 2000 product revenue for the Asia Pacific/Latin America sales channel was a decrease of 6.0% compared to $21.5 million in fiscal 1999. Product revenue for the European sales channel decreased 37.7% to $16.8 million in fiscal 2001 compared to $27.0 million in fiscal 2000. Fiscal 2000 product revenue for the European sales channel was a decrease of 39.4% compared to the $44.6 million in fiscal 1999. Product revenue for the United States Federal sales channel, which includes sales to the United States government and United States government contractors decreased 34.7% to $42.8 million in fiscal 2001 compared to $65.7 million in fiscal 2000. Product revenue for the United States Federal sales channel in fiscal 2000 increased 17.2% compared to $56.0 million in fiscal 1999. Net.com is currently developing new products for the broadband equipment market that are intended to offset the decline in product revenue of our Promina product line. We expect the new broadband products to begin generating additional product revenue in the upcoming fiscal year.

Service and other revenue sales decreased 28.8% to $67.3 million in fiscal 2001 as compared to $94.5 million in fiscal 2000. Fiscal 2000 was a decrease of 0.7% compared to the $95.2 million in fiscal 1999. The decrease in service and other revenue is primarily the result of the following:

1) our sale of the FSB to CACI in the third quarter of fiscal 2001, which accounted for $14.8 million of the decrease in fiscal 2001. The FSB service and other revenue in fiscal 2001 was $34.3 million, $49.7 million in fiscal 2000, and $43.2 million in fiscal 1999.

2) a decline in the installed base of Promina equipment that requires on-going service support.

As part of the broadband strategy, we are developing new service creation solutions that we expect will expand our service offerings in the new fiscal year and offset part of the service and other revenue decline in fiscal 2001. Although we expect incremental service and other revenue from the broadband offerings, we expect the service and other revenue to decline in the new fiscal year compared to fiscal 2001 as a result of the sale of FSB

Gross Margin Total gross margin, comprised of product and service margin, decreased as a percentage of total revenue to 38.6% in fiscal 2001 compared to 45.7% in fiscal 2000 and 49.5% in fiscal 1999. The decrease in total gross margin is primarily the result of the following:

1) lower product gross margin. Product gross margin decreased to 42.8% in fiscal 2001, compared to 50.9% in fiscal 2000 and 56.6% in fiscal 1999. The decrease in product gross margin is primarily the result of unfavorable manufacturing variances that resulted from lower product revenues. In addition, a charge of $1.4 million for inventory reserves in connection with the end of life and subsequent obsolescence of the STM and the Router Accelerator product lines were taken in fiscal 2001.

2) lower product revenue as a percent of total revenue for fiscal 2001 as compared to fiscal 2000 and 1999. Product revenue as a percentage of total revenue was 53.4% in fiscal 2001 compared to 58.1% in fiscal 2000 and 63.9% in fiscal 1999. Since gross margins are higher for product revenue than for service revenue, the decline in the percentage of product revenue had an unfavorable impact on total gross margins.

Service and other revenue gross margin decreased to 33.7% in fiscal 2001, compared to 38.4 % in fiscal 2000. Fiscal 2000 gross margin increased compared with fiscal 1999 gross margin of 36.9%. The decrease in service and other revenue gross margin in fiscal 2001 is primarily the result of lower service contract revenues and relatively fixed service support expenses. The gross margin increase in fiscal 2000 compared to fiscal 1999 resulted from reduced headcount for service support.

Operating Expenses Operating expenses in fiscal 2001 decreased $42.3 million to $99.8 million compared to $142.1 million in fiscal 2000 and $150.7 million in fiscal 1999. Operating expenses as a percentage of total revenue increased to 69.2% in fiscal 2001, compared to 63.0% in fiscal 2000 and 57.1% in fiscal 1999. The increase in operating expenses as a percentage of total revenue is primarily a result of lower revenue. In the second and fourth quarter of fiscal 2000, we completed two separate restructurings that included a reduction in our workforce. These reductions contributed to lower operating expenses in fiscal 2001. The restructure expense in fiscal 2001 was a credit of $1.4 million compared to an expense of $15.2 million in fiscal 2000 and an expense of $4.7 million in fiscal 1999. The credit in fiscal 2001 resulted from lower costs than initially estimated related to the closure of field offices. The increase in operating expenses as a percentage of total revenue resulted primarily from the lower revenues in fiscal 2001 compared to both prior periods.

Sales and marketing expenses in fiscal 2001 decreased $24.3 million to $44.7 million compared to $69.0 million in fiscal 2000 and $85.8 million in fiscal 1999. Sales and marketing spending as a percentage of total revenue in fiscal 2001 increased to 31.0% compared to 30.6% in fiscal 2000 and decreased from 32.5% in fiscal 1999. The decrease in fiscal 2001 spending resulted from reduced headcount, lower travel expenses, and lower sales related costs. We expect sales and marketing expense to decline slightly in fiscal 2002 as we balance the priorities of cost control and the importance of marketing activities associated with the introduction of our new broadband products.

Research and development expenses in fiscal 2001 decreased $1.2 million to $40.4 million, compared to $41.6 million in fiscal 2000 and $45.2 million in fiscal 1999. Research and development spending as a percentage of total revenue increased to 28.0% in fiscal 2001 compared to 18.4% in fiscal 2000 and 17.1% in fiscal 1999. The decrease in spending in fiscal 2001 compared to 2000 is primarily from reduced facility related costs. In fiscal 2001, we focused research and development resources on the development and release of our broadband technology offerings. We expect personnel related costs tied to the FlowWise Networks, Inc. acquisition to decline and as a result, total research and development spending to decline slightly in the new fiscal year.

General and administrative expense in fiscal 2001 decreased $2.0 million to $12.7 million, compared to $14.7 million in fiscal 2000 and $14.5 million in fiscal 1999. General and administrative spending as a percentage of total revenue increased to 8.8% in fiscal 2001 compared to 6.5% in fiscal 2000 and 5.5% in fiscal 1999. The decrease in general and administrative spending is a result of lower headcount and reduced consulting expenses. We expect general and administrative spending to decline slightly from continued focus on cost control.

The amortization of goodwill and other intangible assets was $3.4 million in fiscal 2001 compared to $801,000 in fiscal 2000 and zero in fiscal 1999. The amortization is a result of two acquisitions, FlowWise Networks Inc. in the third quarter of fiscal 2000 and Convergence Equipment Company in the first quarter of fiscal 2001. Goodwill and other intangibles will be amortized on a straight-line basis over five years. A charge of $879,000 was recorded in fiscal 2000 for purchased in-process technology that arose from the acquisition of FlowWise.

Non-Operating Items Interest income, primarily related to cash investments, increased $679,000 to $8.0 million in fiscal 2001 compared to $7.3 million in fiscal 2000 and $6.6 million in fiscal 1999. The increase in interest income is primarily the result of higher yields from our investment portfolio in fiscal 2001 compared to fiscal 2000. The increase in fiscal 2000 compared to fiscal 1999 is primarily the result of a shift in the investment portfolio from tax-exempt securities to taxable securities.

Interest expense from: 1) the 7 1/4% convertible subordinated debentures, and 2) the debt obligations assumed by net.com as part of acquisition of FlowWise decreased in fiscal 2001 $387,000 to $1.9 million, compared to $2.3 million in fiscal 2000 and $2.0 million in fiscal 1999. The decrease in interest expense is primarily related to the reduction in principal for the debt obligations. We do not expect an increase in interest expense in fiscal 2001.

Other income in fiscal 2001 increased $8.4 million to $15.0 million, compared to $6.7 million in fiscal 2000 and $738,000 in fiscal 1999. Other income in fiscal 2001 included a gain of $14.9 million from the sale of the Federal Services Business. Other income in fiscal years 2000 and 1999 includes gains of $7.2 million and $1.0 million, respectively, primarily from the sale of all of the equity securities held in a publicly traded company.

Fiscal 2001 included a tax benefit of $2.2 million as compared to tax provision of $12.8 million in fiscal 2000 and a tax benefit of $7.6 million in fiscal 1999. In fiscal 2001, we reevaluated the adequacy of our tax liability reserves taking into account the statute of limitations on previously filed tax returns as well as our expected fiscal year 2001 net losses. The result of this reevaluation was to reduce the amount of necessary reserves and to record a tax benefit of $2.2 million.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, we had cash and cash equivalents of $20.5 million, restricted cash of $540,000 and short term investments of $112.8 million for a total of $133.8 million as compared to $124.9 million at the end of fiscal 2000 and $154.6 million at the end of fiscal 1999. The increase resulted primarily from the sale of the Federal Services Business and insurance proceeds, both of which will be discussed below.

Net cash used by operations was $9.6 million in fiscal 2001, compared to $2.2 million used in the prior year. This compares to net cash provided by operations of $19.0 million in fiscal 1999. The decrease in 2001 resulted primarily from a net loss of $20.8 million, an adjustment for the sale of the Federal Service Business of $14.9 million, an increase in inventory of $2.4 million and a decrease in accrued liabilities of $7.5 million. Partially offsetting the reductions was the adjustment for depreciation and amortization of $21.5 million and the $15.0 million in cash received from insurance proceeds associated with the settlement of construction defects at our Fremont campus. Pursuant to our settlement agreement, we will be eligible to receive additional insurance proceeds as a function of costs incurred for moving and replacement of tenant improvements.

Net cash provided from investment activities was $13.3 million in fiscal 2001, compared to $2.9 million in fiscal 2000. This compares to net cash used for investing activities of $63.2 million in fiscal 1999. Net cash provided by investment activities consisted primarily of the proceeds from maturing temporary cash investments of $84.6 million, $24.9 million cash received from the sale of the Federal Services Business and a decrease in restricted cash of $12.6 million mostly due to our closing our line of credit. Net cash used for investing activities was $99.1 million in purchases of temporary cash investments and the net use of $12.1 million cash for the purchases of property and equipment.

Net cash provided by financing activities was $1.5 million in fiscal 2001, compared to $286,000 in fiscal 2000. This compares to net cash used for financing activities of $1.3 million in fiscal 1999. In fiscal 2001, cash provided by financing activities was $2.9 million from the sale of common stock, which was partially offset by the use of $1.4 million in cash for the repurchase of common stock.

The Board of Directors re-authorized a share repurchase program in October of 1999. In fiscal 2001, 170,800 common shares at an average price of $8.27 per common share were repurchased. We intend to continue the share repurchase program in fiscal 2002 and from time to time will reenter the market to repurchase shares.

We believe that our existing current cash and cash equivalents, temporary cash investments and cash flows from operations will be sufficient to fund operations, purchases of capital equipment and research and development programs currently planned at least through the next 12 months.

BUSINESS ENVIRONMENT AND RISK FACTORS

net.com's business is subject to the risks below. Although we have tried to identify the material risks to our business, this is not an all-inclusive list. There may be additional risks not listed because either they have not yet been identified or they are not material now, although they could become material in the future. Any one of the risks identified below could materially impact our business, results of operations or financial condition.

WE HAVE INCURRED NET LOSSES IN FISCAL YEAR 2000 AND 2001 AND EXPECT TO INCUR FUTURE LOSSES.

For the past two fiscal years we have incurred net losses. Our ability to achieve profitability on a continuing basis will depend on the successful design, development, testing, introduction, marketing, and broad commercial distribution of our new broadband equipment products, specifically our SCREAM(TM) product line and to a lesser degree our SHOUTIP product line. We expect to continue to incur significant product development, sales and marketing and administrative expenses as we continue to maintain support of our existing products and customers while launching new products. Although we have taken a number of measures to reduce expenditures, most of our operating expenses are fixed in the short term making it difficult to reduce expenses rapidly. At the current revenue levels our operating expenses are too high to enable us to be profitable. In order to achieve profitability, we need to generate significant sales growth from our SCREAM product line or decrease expenses, in order to offset declines in our existing Promina product line.

OUR OPERATING RESULTS FLUCTUATE SIGNIFICANTLY.

Our operating results vary significantly from quarter to quarter. These fluctuations are the result of a number of factors including:

      o     the volume and timing of orders from and shipments to our customers;

      o     the length and variability of the sales cycle of our products;

      o     the timing of and our ability to obtain new customer contracts;

      o     the timing of new products and services;

      o     the timing and level of prototype expenses;

      o     the availability of products and services;

      o     the overall capital expenditures of our customers;

      o the market acceptance of new and enhanced versions of our products and services or variations in the mix of products and services we sell;

      o     the availability and cost of key components;

      o     the timing of revenue recognition/deferrals;

      o     the timing and size of Federal budget approvals; and

      o general economic conditions as well as those specific to the telecommunications, Internet and related industries.

Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Any shortfall in revenue may impact our business, results of operations and financial condition. You should not rely on our results or growth for one quarter as any indication of our future performance.

OUR STOCK PRICE MAY BE VOLATILE.

Our common stock has experienced substantial price volatility, particularly as a result of variations between our actual or anticipated financial results and the published expectations of analysts, and as a result of announcements by our competitors and us. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies, in particular technology companies, and that have often been unrelated to the operating performance of these companies. These factors, as well as general economic, industry specific, and political conditions, may materially adversely affect the market price of our common stock in the future. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of who have been granted stock options.

THE COMPANY'S SUCCESS DEPENDS ON ITS ABILITY TO DEVELOP NEW PRODUCTS AND PRODUCT ENHANCEMENTS THAT WILL ACHIEVE MARKET ACCEPTANCE.

Our operating results will depend to a significant extent on the successful design, development, testing, introduction, marketing, and broad commercial distribution of our new broadband equipment products, specifically our SCREAM product line and to a lesser extent on our SHOUTIP product line. The success of these and other new products is dependent on several factors, including proper new product definition, competitive product cost, timely completion and introduction of new products, differentiation of new products from those of our competitors and market acceptance of these products. The markets for our products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and evolving methods of building and operating networks. Our SCREAM and SHOUTIP product lines target start-up telecommunications companies and long established domestic carriers such as AT&T, Worldcom, SBC Communications, and Sprint. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or non-competitive. That in turn could have a material adverse effect on our business, results of operation, and financial condition.

WE ARE DEPENDENT ON REVENUE FROM THE PROMINA PRODUCT LINE UNTIL WE GAIN REVENUE TRACTION ON THE SCREAM PRODUCT LINE.

Currently, we derive the majority of our product revenue from our Promina(R) product line, a circuit-based technology. We believe that the market for circuit-based technology has declined and will continue to decline in the future as new networks will likely employ packet based technology. The migration from circuit to packet-based technology has happened more dramatically in the United States commercial markets than in the United States Federal Government market and the rest of the world. The decline of our business in the United States commercial markets since fiscal 1999 has had a material adverse affect on our business and results of operations. Should this migration extend into our international and Federal Government markets in a similar fashion before we gain traction on our new SCREAM product line, it could have a material adverse effect on our business, results of operations, and financial condition.

A SIGNIFICANT PORTION OF OUR REVENUE IS GENERATED FROM SALES TO THE FEDERAL GOVERNMENT.

A significant portion of our total revenue from product sales comes from contracts with the United States Federal Government ("Federal Government"), most of which do not include long-term purchase commitments. Historically, the Federal Government has been slower to adopt new technology, such as packet based technology, which has had the effect of extending the product life of our older products. If the Federal Government accelerated adoption of new technology by replacing the Promina(R) product line in their networks our product revenue would decline sharply. Should we not be successful in renewing a significant number of Federal Government contracts, and if sales to the Federal Government were to decline sharply, it could have a material adverse impact on our business, results of operations and financial condition.

OUR ABILITY TO SUCCESSFULLY COMMERCIALIZE SCREAM AND SHOUTIP WILL DEPEND HEAVILY ON THE WIDESPREAD ACCEPTANCE OF SERVICE CREATION AS A MEANS OF ACHIEVING MAXIMUM NETWORK PRODUCTIVITY AND ON APPROPRIATE REGULATORY INCENTIVES.

Over the last five years, carriers generated revenue by adding more customers or by offering additional services to existing customers. Offering additional services to an existing subscriber base is generally a preferred approach to generating additional revenue, but these services typically require network upgrades and the purchase of expensive equipment. Over time, however, carriers' aggressive price discounts, expensive direct marketing campaigns, and massive capital outlays for infrastructure expansion have offset whatever incremental revenue increases were generated by the new services and have eroded the profitability of these companies. Since the second quarter of fiscal 2000, we have spent the majority of our R & D and Marketing resources to position ourselves and our SCREAM family of products as the next generation of telecommunications equipment that will enable carriers to maximize the delivery of new services while leveraging their existing networks and ensuring quality of service. The future success of SCREAM and SHOUTIP will depend in large measure on carriers' acceptance of service creation as the vehicle that will deliver revenue increases sought after by the carriers. Failure to achieve this acceptance could affect our ability to sell the SCREAM and SHOUTIP products and grow overall revenue, which could have a material adverse effect on our business, results of operations, and financial condition.

In addition, without deregulation, in the United States and overseas, the economic incentive for the incumbent carrier to actively engage in changing their service delivery model to the service creation delivery model is low. While the 1999 decision by the United States Federal Telecommunications Commission's to decline to force incumbent local exchange carriers to unbundle their ATM infrastructure, thus allowing incumbents to deny competitive carriers access to their ATM networks, has made the service creation model viable for carrier revenue growth, it remains to be seen whether or not the regulatory structure in other countries will set the stage for the service creation model to take hold. Failure to achieve the regulatory structure favorable to the service creation model overseas could affect our ability to sell the SCREAM and SHOUTIP products overseas and to grow overall revenue, which could have a material adverse effect on our business, results of operations, and financial condition.

OUR SHOUTIP PRODUCT LINE MAY NEVER GENERATE SIGNIFICANT REVENUE.

Our SHOUTIP product is a voice over IP product that we acquired from the purchase of the assets of Convergence Technologies in May 2000. While we continue to believe that the technology is good, and that there is a market for the SHOUTIP product, it has not yet generated significant sales. Due to the competitive nature of this market segment there can be no assurances that this product will generate significant sales in the short term, if ever.

TO SUCCESSFULLY MARKET SCREAM, WE WILL NEED TO SIGN UP SIGNIFICANT NEW STRATEGIC PARTNERS WHO CAN HELP SELL OUR PRODUCTS INTO THE SERVICE PROVIDER MARKET.

In order to successfully market our SCREAM product, we will need to sign up new strategic partners, such as software application partners and product OEM's or resellers. The importance of the software application partners is that they provide critical functions, such as billing, mediation, provisioning and configuration that are needed to create a total service creation solution for our customers. Product OEM or resale partners will be needed to supplement and enhance our existing direct sales force both in the United States and overseas. While we have begun the process of identifying and signing both software application and OEM or resale partners, more partners may be necessary in all these areas for us to be successful. In particular, we may need to find strategic partners to assist us with integration of security functions, such as digital certificates, third party firewall, intrusion detection and public key management to meet evolving security needs, as well as to counter rival efforts to assert differentiation in the security area. Additionally, we may need to pursue partnerships with vendors who have optical core and core routing technologies in order to counter the end-to-end solution providers, such as Nortel, Cisco and Lucent as well as to bolster the company's co-marketing efforts. Failure to sign up these new strategic partners could impact on our ability to sell the SCREAM product and grow overall revenue, which could adversely impact our business, results of operations and financial condition.

A CONTINUATION OF THE DOWN TURN IN THE NATIONAL ECONOMY COULD MATERIALLY IMPACT OUR REVENUE AND AS A RESULT, EARNINGS AND OUR STOCK PRICE.

Growth in the United States economy slowed significantly in the third quarter. Companies in many different market sectors have been impacted by the slow down. Telecommunications and other technology related markets in particular have seen growth slow significantly. This slow growth has led to decreased revenue or earnings, which in turn has led to declines in the stock price for the technology sector as a whole. We have seen our stock price decrease along with our competitors and others in technology. Should the United States economy continue its slow down, our revenues, earnings and ultimately our stock price could be materially affected.

THE RECENT DECLINES IN PURCHASES BY TELECOMMUNICATIONS SERVICE PROVIDERS AND THE OVERALL DECLINE OF PRODUCT SALES IN THIS MARKET COULD IMPACT SALES OVER THE NEXT SEVERAL QUARTERS.

Over the last twelve months, the financial health of many of the newly emerging telecommunications service providers, including many of the companies classified as Competitive Local Exchange Carriers or "CLECs" began to deteriorate. In addition, there is evidence that other more established service providers are cutting back on equipment purchases as part of an overall slow down in economic growth. We believe that many telecommunications equipment companies, including net.com, were impacted by this decline. In addition, the timing and volume of purchases by emerging service providers can be unpredictable due to other factors, including their need to build a customer base and capacity while working within their budgetary constraints. Our ability to recognize revenue from emerging service providers will depend on the relative financial strength of the particular customer. We may be required to write off or decrease the value of our accounts receivable from a customer whose financial condition materially deteriorates. Decreases in purchasing volume of emerging service providers or changes in the financial condition of emerging service provider customers could have a material impact on our results of operations and financial condition in future periods. In addition, the selling cycle of our SCREAM product family could be extended as our service provider customers reduce their capital budgets.

WE EXPECT GROSS MARGINS TO DECLINE OVER FUTURE PERIODS.

Due to increases in competition, material and labor costs, subcontractor costs and changes in the mix of products we sell, we expect that our gross margins could decrease in future quarters. Some of the new products we introduced recently have lower gross margins than our Promina product line. However, we expect that new product offerings slated for introduction in the second half of fiscal 2002 will have gross margins similar to or higher than our Promina product line. In addition, if product sales continue to decrease as a percentage of total revenue, overall margins may decrease because service revenue has a lower margin than product sales. In addition, to the extent we expand our sales through product resellers and strategic partnerships, we expect to earn lower gross margins. Recently our subcontractor manufacturer increased our material costs by 10% due to increased demand and an overall shortage of capacity in the semiconductor and other component industries. The current economic slowdown may help alleviate some of the pricing pressure on component parts, although there is no assurance that these benefits will be passed on to us from our suppliers or contract manufacturer. Any one of these factors by themselves or all of them in combination may decrease our product margins and our overall gross margins.

FACTORS BEYOND OUR CONTROL COULD AFFECT OUR ABILITY TO SELL INTO INTERNATIONAL MARKETS

As a general rule, international sales tend to have risks that are difficult to foresee and plan for including political and economic stability, regulatory changes, currency exchange rates, changes in tax rates and structures, and collection of accounts receivable. Unforeseen events in various areas of the globe may have an adverse impact on us. Further, our international markets are served primarily by non-exclusive resellers who themselves may be severely impacted by economic or market changes within a particular country or region. Unforeseen or unpredictable changes in international markets could have a material adverse effect on our business, results of operations and financial condition.

WE CANNOT GUARANTEE THAT OUR DIVESTITURE OF OUR FEDERAL SERVICES BUSINESS WILL PROVE SUCCESSFUL.

On December 1, 2000, we closed the sale of our Federal Services Business ("FSB") to CACI International Inc ("CACI"), who will continue to provide maintenance and other services to our federal customers. We continue to sell net.com products directly to the Federal Government and, additionally, have a strategic alliance with the acquirer, CACI, to jointly market each other's products and services. For the divestiture to be successful, CACI must continue to provide the level of service to which our customers have become accustomed. Should CACI experience difficulties in providing those services, it could impact purchasing decisions for our product and cause federal customers to seek products from other vendors.

In addition, in order to realize the full economic benefits of the sale, net.com must facilitate the assignment and extension of certain contracts with the Federal Government that trigger up to an additional $13.0 million of consideration under the divestiture agreement. If the divestiture of our FSB proves unsuccessful, it could have an adverse impact on our business, financial condition or results of operation.

INCREASED COMPETITION IS LIKELY IN THE FUTURE.

The market for telecommunication equipment is a highly competitive and dynamic market characterized by the easy entrance of new start-up companies, rapid changes to and the convergence of technologies and a worldwide migration from existing circuit technology to the new packet based technologies. We compete directly both internationally and domestically with many different companies, some of which are large, established suppliers of end-to-end solutions such as Cisco, Lucent, Alcatel and Nortel. In addition, there are a number of new start-ups that are targeting this market, including CoSine, Ellacoya, Quarry, Gotham, Celox and others. Many of the large suppliers have greater financial, marketing and technical resources and offer a wider range of networking products than we offer. They are often able to devote greater resources to the development, marketing and sale of their products and to use their equity or significant cash reserves to acquire other companies with technology and/or products that compete directly with ours. They often can compete favorably on price because their large product selection allows them to bundle multiple solutions together without significantly impacting their overall product margins. Small start-up ventures are better able than net.com to focus their resources on a particular product development unencumbered by the requirements to support an existing product line. Through these acquisitions, competitors can obtain strategic advantages that may adversely affect our business, financial condition or results of operations.

In addition, the networking equipment market has seen the constant introduction of new technologies that has reduced the value of older technology solutions. This has created pricing pressure on older products while increasing the performance expectations of newer networking equipment. Moreover, broadband technology standards are constantly evolving and alternative technologies or technologies with greater capability are constantly introduced and sought by our customers. It is possible that the introduction of other technologies will either supplant our current technologies and those technologies we have in development or that it will require us to significantly lower our prices in order to remain competitive. To remain competitive, we need to develop new products that meet the ever-changing technology needs of the networking market but that can be sold at a competitive price. We also must enhance our current products to provide needed features that increase their overall value proposition for the customer while keeping the price competitive. Due to the competitive nature of the market and the relative age of our current product offerings, we may not be able to maintain prices for our products at levels that will sustain profitability over the short or long term. That may have a material adverse effect on our business, results of operations and financial condition.

OUR INABILITY TO SIGN COMPETITIVE RESALE PARTNERS INTERNATIONALLY COULD SIGNIFICANTLY AFFECT FUTURE PRODUCT AND SERVICE REVENUE.

Because the transition from circuit to packet technology is slower outside the United States, we expect international sales will continue to account for a significant portion of our Promina(R) product sales (other than that sold in the Federal channel) in future periods. Our International sales are made almost entirely through indirect channels that include distributors and resellers worldwide. They do not have minimum purchase requirements that they must meet. While we require them to use their best efforts to resell our products, because our product line is small, our distributors and resellers must often resell product lines from other networking companies, including our competitors, such as Cisco, in order to sustain a profit. Because of the size of Cisco and its dominant position in the network equipment market, it is difficult for us to find a distributor or reseller who does not resell Cisco products. Due to the difficulty of signing up distributors and resellers without pre-existing competitive relationships, our distributors and resellers are not always successful in promoting our products thereby impacting the sustainability of our international product sales. If we cannot develop relationships with distributors and resellers that can effectively market and sell our products and services, we may not be able to meet our forecasted sales and revenue in future quarters.

OUR PRODUCTS HAVE LONG SALES CYCLES MAKING IT DIFFICULT TO PREDICT WHEN A CUSTOMER WILL PLACE AN ORDER AND WHEN TO FORECAST REVENUE FROM THE RELATED SALE.

Our products are very complex pieces of networking equipment and represent a significant capital expenditure to our customers. The purchase of our products can have a significant impact on how a customer designs its network and provides services either within its own organization or to an external customer. Consequently, our customers often engage in extensive testing and evaluation of products before purchase. There are also numerous financial and budget considerations and approvals that the customer often must obtain before it will issue a purchase order. As a result, the length of our sales cycle can be quite long, up to a year in some cases. In addition, our customers, including resellers, have the contractual right to delay scheduled order delivery dates with minimal penalties and to cancel orders within specified time frames without penalty. The ability to delay or cancel orders makes it difficult to predict whether or not an order may actually ship. Moreover, while customers may tell us that they are planning to purchase our products, to ensure a purchase order is placed, we often must incur substantial sales and marketing expense. If the order is not placed in the quarter forecasted because approvals took longer than anticipated by the customer, our sales may not meet forecast and revenues may be insufficient in that quarter to meet expenses.

OUR LACK OF BACKLOGGED PRODUCT ORDERS MAKE IT DIFFICULT FOR US TO ACCURATELY FORECAST SALES AND CREATES A RISK OF CARRYING TOO MUCH OR TOO LITTLE INVENTORY

Historically, the majority of our revenue in each quarter has resulted from orders received and shipped in that quarter. However, for the last two years, we have not started a quarter with a sufficient amount of backlogged orders to meet the sales forecast for that quarter. While we do not believe that backlog is necessarily indicative of future revenue levels, our customers' ordering patterns and the absence of backlogged orders create a significant risk that we could carry too much or too little inventory if orders do not match forecasts. Rather than base forecasts on orders received, we have been forced to schedule production and commit to certain expenses based more upon forecasts of future sales, which are difficult to predict in the telecommunications industry. Furthermore, if large orders do not close when forecasted or if near-term demand weakens for the products we have available to ship, our operating results for that or subsequent quarters would be materially adversely affected.

WE HAVE OFFERED AND MAY CONTINUE TO OFFER CUSTOMER FINANCING ARRANGEMENTS.

Historically, our customers have been comprised of larger corporate enterprises or well-established service providers. Over the past three fiscal years, we have targeted several emerging global carriers, international voice resellers and smaller rural incumbent local exchange carriers ("ILECS") and CLECS. These companies generally do not have substantial operating histories or significant capital resources and often do not qualify for credit from traditional lending sources. Consequently, vendor-financing programs have become a competitive factor in obtaining business. We have worked with customers and third-party financial institutions to finance projects through negotiated financing arrangements or leases. This program includes a loss sharing provision under which there is limited recourse to us in the event of default. In addition, we entered into a loss sharing agreement with one of our resellers wherein we share in a percentage of any loss arising from a customer's failure to pay the reseller for our equipment. Both of these programs are for companies based in the United States only. As of March 30, 2001 we had $5.5 million of outstanding lease financing that was subject to limited recourse provisions. We have experienced losses due to customers failing to meet their obligations and demands by lessors under recourse provisions. Any significant increase in the use of vendor financing by our customers or any further degradation of the market in which our customers compete could increase our exposure to credit risk and have a material adverse effect on our operating results and financial condition.

IF WE ARE UNABLE TO HIRE QUALIFIED NEW EMPLOYEES OR TO RETAIN EXISTING EMPLOYEES, THEN WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR BUSINESS.

Our success is dependent on being able to attract and retain highly skilled engineers, managers and other key employees. In the past two years we have seen a large turnover in our direct sales force in North America. This turnover has negatively impacted our ability to sell products in the United States. Until very recently, the tight job market made competition for employees very intense for all employers. The large job growth in the San Francisco Bay Area and the competition for employees from both established and start-up companies has made it difficult for many departments in net.com including Marketing and Engineering to attract and recruit new employees in a timely manner. The recent lay-offs at Internet and telecommunications companies have improved somewhat our employee retention and recruitment concerns. While we have put additional focus and resources into our recruitment activities and have taken steps including the introduction of compensation packages and other incentives that we hope will mitigate these competitive advantages, we cannot say that in the current economy our increased efforts will substantially improve the recruitment and retention issues faced by our company at this time. Our inability to attract, recruit and retain key personnel, particularly engineers and sales and marketing employees, could impact our ability to meet important company objectives such as product delivery deadlines and sales targets. That in turn could significantly impact our business, results of operations and financial condition.

WE RELY ON A NUMBER OF SOLE SOURCE SUPPLIERS FOR OUR COMPONENT PARTS.

We purchase key components from single source suppliers, in particular, our back planes, ASICS and power supplies. If our sole source suppliers or we fail to obtain components in sufficient quantities when required, delivery of our products could be delayed resulting in decreased revenues. In addition, if one of these suppliers were no longer able to supply a required component, it could result in our having to significantly reengineer the affected product. Further, due to increased demand and cyclical shortages of capacity in the semiconductor industry, lead times for ordering parts have increased from time to time. If we encounter shortages or delays in receiving ordered components or if we are not able to accurately forecast our ordering requirements, this could adversely impact our ability to ship ordered products and could ultimately negatively impact our results of operations and financial condition.

THE AVAILABILITY OF UNINTERRUPTED ELECTRIC POWER COULD IMPACT OUR ABILITY AND OUR SUPPLIERS' ABILITY TO MAINTAIN OUR OPERATIONS IN CALIFORNIA.

Recently, the public electric utility that provides power to our facilities and many of our suppliers' facilities has been subject to shortages of electric power. These shortages have led to dramatic increases in operating costs and have subjected us to unpredictable rolling blackouts where power has been completely interrupted for extended periods of time. Should this power shortage persist, and the frequency of outages increase, it may become more difficult for our subcontract manufacturer and other suppliers to meet delivery commitments. In addition, continued interruptions of power may impact our ability to deliver new products to the market place on a timely basis. Should the electric utility not be able to secure sufficient power supplies in the future, it could have a material adverse impact on our financial condition and results of operations.

WE SINGLE SOURCE OUR MANUFACTURING PROCESS SO THAT A FAILURE OR DELAY BY THAT VENDOR COULD IMPACT OUR ABILITY TO TIMELY SHIP OUR PRODUCTS.

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

OUR INTELLECTUAL PROPERTY RIGHTS MAY NOT BE ADEQUATE TO PROTECT OUR BUSINESS.

Our future success depends upon our proprietary technology. Although we attempt to protect our proprietary technology through patents, copyrights, and trade secrets, we cannot predict whether such protection will be adequate, or whether our competitors can develop similar technology independently without violating our proprietary rights. As competition in the communications equipment industry increases and the functionality of the products in this industry further overlap, we believe that companies in the communications equipment industry may become increasingly subject to infringement claims. We have received and may continue to receive notice from third parties, including some of our competitors, claiming that we are infringing their patents or their other proprietary rights. We cannot predict whether we will prevail in any litigation over third-party claims, or that we will be able to license any valid and infringed patents on commercially reasonable terms. Any of these claims, whether with or without merit, could result in costly litigation, divert our management's time, attention and resources, delay our product shipments or require us to enter into royalty or licensing agreements. In addition, a third party may not be willing to enter into a royalty or licensing agreement on acceptable terms, if at all. If a claim of product infringement against us is successful and we fail to obtain a license or develop or license non-infringing technology, it could have a material adverse affect on our business, results of operations and financial condition.

WE NEED TO CONTINUE TO LICENSE PRODUCTS FROM THIRD PARTIES.

For our Promina, SHOUTIP and SCREAM products, we license some of our technology from third party suppliers. If the relevant licensing agreement expires or is terminated without our being able to renew that license, that failure to renew the license could impact our ability to market the affected product and that, in turn, could materially impact our results of operations and financial condition.

WE FACE RISKS ASSOCIATED WITH CHANGES IN TELECOMMUNICATIONS REGULATIONS AND TARIFFS.

Changes in domestic and international telecommunications requirements could affect the sales of our products. In the United States, our products must comply with various Federal Communications Commission requirements and regulations. In countries outside of the United States, our products must meet various requirements of local telecommunications authorities. Changes in tariffs or failure by us to obtain timely approval of products could have a material adverse effect on our business, operating results, and financial condition.

In addition, there are currently few laws or regulations that govern access or commerce on the Internet. If individual countries, or groups of countries, acting in concert began to impose regulations or standards on Internet access or commerce including voice over IP, this could materially impact our ability to sell our new SCREAM and SHOUTIP products or other new products if the regulations or standards resulted in decreased demand or increased costs for our products. This, in turn, could have a material adverse effect on our business, results of operations and financial condition.

WE ARE EXPOSED TO FLUCTUATIONS IN THE EXCHANGE RATES OF FOREIGN CURRENCY.

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Historically, our primary exposures have related to non-dollar denominated sales in the United Kingdom, France, and Germany and non-dollar denominated operating expenses in Europe, Latin America, and Asia where we sell primarily in United States dollars. The increasing use of the Euro as a common currency for members of the European Union could impact our foreign exchange exposure. We will continue to monitor our exposure and may hedge against these or any other emerging market currencies as necessary. We are currently not hedging our exposure to the Euro or any other foreign currency but will continue to evaluate the impact of foreign currency fluctuations on our future foreign exchange exposure as well as our internal systems.

THE LOCATION OF OUR FACILITIES SUBJECTS US TO THE RISK OF EARTHQUAKE AND FLOODS.

Our corporate headquarters, including most of our research and development operations and our manufacturing facilities, are located in the Silicon Valley area of Northern California, a region known for seismic activity. Additionally, these facilities are located near the San Francisco Bay where the water table is quite close to the surface and where we have experienced water intrusion problems. In particular, defects in the construction of our facilities combined with the proximity to water will force us to move out of these facilities in the first half of the 2002 calendar year. A significant natural disaster, such as an earthquake or flood, could have a material adverse impact on our business, operating results, and financial condition.

THE COMPLETION OF THE ACTIVITIES NECESSARY TO EFFECT THE MOVE TO OUR NEW COMPUS MAY CAUSE INTERRUPTION TO OUR BUSINESS

A new building campus is currently under construction and will become the new corporate headquarters for net.com sometime in the first half of the 2002 calendar year. Moving substantially all of our R&D development activities including the development labs, and all of our in-house manufacturing capability represents significant risk as it exposes the company to potential disruptions and delays in business, engineering, and manufacturing operations. While the costs of construction, and the move will be substantially paid for out of insurance proceeds, problems with the move could interrupt communications preventing the company from processing orders, or it could impact engineering development schedules, or prevent manufacturing operations from shipping product. In addition, certain contingencies associated with our negotiated move out of our current facilities, not all of which have been satisfied, may result in our move not proceeding as planned. Any problems, interruptions or delays associated with the move could have a material adverse impact on business, operating results, and financial condition.

THE UPGRADE OF OUR INFORMATION TECHNOLOGY INFRASTRUCTURE MAY EXPOSE THE COMPANY TO DISRUPTION OF OPERATIONS.

We are in the process of upgrading and consolidating our core business process systems onto a new Oracle ERP platform that is scheduled to go live in the July to August 2001 time frame. We expect to incur significant costs relating to this upgrade. The scope of this project includes our order management, financial, human resource, quality, and manufacturing systems, and encompasses our global operations. The purpose of the project is to consolidate several legacy systems into one, to enable more effective decision support capabilities and to allow us to scale our business more cost effectively. Any significant problems experienced with the turn-on of the new systems could prevent us from timely processing orders and shipping products. These problems could impact the quarter's revenue and customer relations and could have a material adverse impact on business, operating results, and financial condition.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The following table represents the hypothetical changes in fair market values in the financial instruments held by us at March 30, 2001 that are sensitive to changes in interest rates. These instruments are not leveraged and are held for purposes other than trading. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS and 150 BPS over a six-month horizon. Beginning fair values represent the market principal plus accrued interest, dividends and certain interest rate sensitive securities considered cash and equivalents for financial reporting purposes at March 30, 2001. Ending fair values comprise the market principal and accrued interest, dividends and reinvestment income at a six-month horizon. This table estimates the fair value of the portfolio at a six-month time horizon:

                                 Valuation of securities           No change         Valuation of securities
                                 given an interest rate           in interest        given an interest rate
                               decrease of x basis points            rates         increase of x basis points
------------------------------------------------------------------------------------------------------------------

(Dollars in thousands)     (150) BPS    (100) BPS     (50) BPS                   50 BPS       100 BPS      150 BPS
------------------------------------------------------------------------------------------------------------------
Cash Equivalents            $ 32,034     $ 32,074     $ 32,114     $ 32,154     $ 32,194     $ 32,234     $ 32,275

Treasuries/Agencies           23,111       23,074       23,037       23,000       22,965       22,929       22,893

Corporates                    33,074       33,039       33,006       32,972       32,938       32,905       32,872

Asset Backed                  26,090       25,998       25,906       25,816       25,726       25,637       25,545

Auction Rate Securities       19,463       19,488       19,512       19,536       19,561       19,585       19,610
------------------------------------------------------------------------------------------------------------------
Total                       $133,772     $133,673     $133,575     $133,478     $133,384     $133,290     $133,195
==================================================================================================================

According to the Federal Reserve Bank of New York, a 50 BPS move in the Federal Funds Rate has occurred in 8 of the last 10 years; a 100 BPS move in the Federal Funds Rate has occurred in 5 of the last 10 years; and a 150 BPS move in the Federal Funds Rate has occurred in 2 of the last 10 years.

We are exposed to foreign currency fluctuation when translating foreign operations in the Consolidated Financial Statements. If the foreign currencies fluctuated up to 10%, there would not be a material impact to our business, financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data

Financial Highlights:
(Dollars in thousands, except per share amounts)

                                                                  Mar. 30,        Mar 31,
Highlights for fiscal years ended                                   2001           2000
-----------------------------------------------------------------------------------------
Revenue                                                          $ 144,286      $ 225,686

Operating loss                                                     (44,120)       (39,013)

Net loss                                                           (20,790)       (40,070)

Basic and diluted loss per share                                     (0.96)         (1.86)

Working capital                                                    150,088        138,893

Total assets                                                       235,346        259,994

7 1/4% convertible subordinated debentures                          24,706         24,706

Stockholders' equity                                               168,233        185,974

Number of employees                                                    542            843
-----------------------------------------------------------------------------------------

Quarterly financial data (unaudited):
(Dollars in thousands, except per share amounts)

                                         First        Second         Third         Fourth
-----------------------------------------------------------------------------------------
Fiscal quarter 2001

Revenue                               $ 43,403      $ 42,557      $ 31,286      $  27,040

Gross margin                            17,422        17,999        10,597          9,664

Net income (loss)                       (6,698)       (6,202)        5,435        (13,325)

Basic earnings (loss) per share          (0.31)        (0.29)         0.25          (0.61)

Diluted earnings (loss) per share        (0.31)        (0.29)         0.25          (0.61)
-----------------------------------------------------------------------------------------

Fiscal quarter 2000

Revenue                               $ 62,555      $ 64,788      $ 51,242      $  47,101

Gross margin                            29,717        30,823        22,773         19,806

Net income (loss)                        3,475        (2,913)      (20,002)       (20,630)

Basic earnings (loss) per share           0.16         (0.14)        (0.93)         (0.96)

Diluted earnings (loss) per share         0.16         (0.14)        (0.93)         (0.96)
-----------------------------------------------------------------------------------------

Results for the third quarter of fiscal 2001 include a gain on the sale of net.com's Federal Services Business of $14.9 million or $0.68 per share. Additionally in the third quarter of fiscal 2001, the results include a $2.2 million tax benefit or $0.10 per share as a result of the evaluation of the positive and negative evidence bearing upon our tax liabilities. Results for the fourth quarter of fiscal 2001 include a credit of $1.3 million or $0.05 per share related to the evaluation of the adequacy of net.com's restructure accruals.

Beginning fiscal year 2001, net.com's fiscal year consists of 52 weeks, four 13 week quarters. In prior years net.com's fiscal year ended March 31. With this change, the first fiscal quarter is now slightly longer than previous years and the fourth fiscal quarter is slightly shorter.

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

Gross margin for fiscal quarters in fiscal 2000 have been reclassified to reflect a change in allocations of certain general and administrative expenses. The changes resulted in a $83,000, $84,000, $64,000 and $61,000 increase in gross margin for the first, second, third and fourth fiscal quarters of fiscal 2000 respectively. These changes were done to better reflect quarter over quarter and year over year comparisons. These reclassifications had no effect on Stockholders' Equity, Net income/loss or Net comprehensive losses.

INDEPENDENT AUDITOR'S REPORT

To the stockholders and board of directors of Network Equipment Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Network Equipment Technologies, Inc. and its subsidiaries as of March 30, 2001 and March 31, 2000, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended March 30, 2001. Our audits also included the consolidated financial statement schedule listed in item 14.(a)2. These financial statements and the financial statement schedule are the responsibility of Network Equipment Technologies' management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Network Equipment Technologies, Inc. and its subsidiaries at March 30, 2001 and March 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/DELOITTE & TOUCHE LLP

San Jose, California

June 25, 2001

CONSOLIDATED BALANCE SHEETS

(In thousands except par value amounts)

                                                                                         Mar. 30,          Mar. 31,
                                                                                           2001             2000
-------------------------------------------------------------------------------------------------------------------
Assets
    Current assets:
        Cash and cash equivalents                                                       $  20,471         $  14,880
        Restricted cash                                                                       540            13,144
        Temporary cash investments                                                        112,766            96,902
        Accounts receivable, net of allowances of $2,127 in 2001 and $3,667 in 2000        29,825            39,317
        Inventories                                                                        20,122            17,691
        Prepaid expenses and other assets                                                   8,554             6,087
-------------------------------------------------------------------------------------------------------------------
            Total current assets                                                          192,278           188,021
-------------------------------------------------------------------------------------------------------------------

     Property and equipment:
        Machinery and equipment                                                            71,889            99,007
        Furniture and fixtures                                                              7,771             8,081
        Leasehold improvements                                                              2,097            18,542
        Construction in progress                                                            5,334               141
-------------------------------------------------------------------------------------------------------------------
                                                                                           87,091           125,771
        Less accumulated depreciation and amortization                                    (61,526)          (84,150)
-------------------------------------------------------------------------------------------------------------------
           Property and equipment, net                                                     25,565            41,621

    Software production costs, net                                                          2,102             4,821
    Goodwill and other intangible assets, net                                              13,036            15,220
    Other assets                                                                            2,365            10,311
-------------------------------------------------------------------------------------------------------------------
                                                                                        $ 235,346         $ 259,994
===================================================================================================================

Liabilities and Stockholders' Equity
    Current liabilities:
        Accounts payable                                                                $   8,478         $   9,009
        Accrued liabilities                                                                33,568            39,980
        Capital leases                                                                        144               139
-------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                       42,190            49,128
-------------------------------------------------------------------------------------------------------------------

    Long-term liabilities:
        Capital leases                                                                         42               186
        71/4% redeemable convertible subordinated debentures                               24,706            24,706
        Other long term liabilities                                                           175                --
-------------------------------------------------------------------------------------------------------------------
            Total long term liabilities                                                    24,923            24,892
-------------------------------------------------------------------------------------------------------------------

    Stockholders' equity:
        Preferred stock, $.01 par value
            Authorized: 5,000 shares
            Outstanding: none                                                                  --                --
        Common stock, $.01 par value
            Authorized: 50,000 shares
            Outstanding: 21,840 shares in 2001 and 21,602 shares in 2000                      218               216
        Additional paid in capital                                                        182,335           181,683
        Treasury stock                                                                     (4,768)           (5,640)
        Cumulative comprehensive income (loss)                                                174            (1,349)
        Retained earnings (deficit)                                                        (9,726)           11,064
-------------------------------------------------------------------------------------------------------------------
           Total stockholders' equity                                                     168,233           185,974
-------------------------------------------------------------------------------------------------------------------
                                                                                        $ 235,346         $ 259,994
===================================================================================================================

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

                                                                      Mar. 30,       Mar. 31,        Mar. 31,
Fiscal years ended                                                      2001           2000           1999
------------------------------------------------------------------------------------------------------------
Revenue:
    Product revenue                                                  $  76,994      $ 131,182      $ 168,641
    Service and other revenue                                           67,292         94,504         95,194
------------------------------------------------------------------------------------------------------------
        Total revenue                                                  144,286        225,686        263,835
------------------------------------------------------------------------------------------------------------
Cost of sales:
    Cost of product revenue                                             44,003         64,389         73,177
    Cost of service and other revenue                                   44,601         58,178         60,040
------------------------------------------------------------------------------------------------------------
        Total cost of sales                                             88,604        122,567        133,217
------------------------------------------------------------------------------------------------------------
Gross margin                                                            55,682        103,119        130,618
Operating expenses:
    Sales and marketing                                                 44,732         68,982         85,832
    Research and development                                            40,420         41,552         45,223
    General and administrative                                          12,677         14,691         14,512
    Facility relocation costs                                               --             --            395
    Restructure costs (benefits)                                        (1,411)        15,227          4,695
    In process research and development costs                               --            879             --
    Amortization of goodwill and other intangible assets                 3,384            801             --
------------------------------------------------------------------------------------------------------------
        Total operating costs                                           99,802        142,132        150,657
------------------------------------------------------------------------------------------------------------
           Loss from operations                                        (44,120)       (39,013)       (20,039)

Interest income                                                          7,985          7,306          6,580
Interest expense                                                        (1,894)        (2,281)        (1,975)
Gain on sale of equity securities                                           --          7,156            997
Gain on sale of Federal Services Business                               14,920             --             --
Other                                                                      119           (467)          (259)
------------------------------------------------------------------------------------------------------------
           Loss before income taxes                                    (22,990)       (27,299)       (14,696)
Income tax provision (benefit)                                          (2,200)        12,771         (7,642)
------------------------------------------------------------------------------------------------------------
           Loss before extraordinary gain                              (20,790)       (40,070)        (7,054)
Extraordinary gains on repurchase of debentures                             --             --             95
------------------------------------------------------------------------------------------------------------
           Net loss                                                  $ (20,790)     $ (40,070)     $  (6,959)
============================================================================================================
Basic loss per share:
    Loss before extraordinary gain                                   $   (0.96)     $   (1.86)     $   (0.33)
    Net loss                                                         $   (0.96)     $   (1.86)     $   (0.32)

Diluted loss per share:
    Loss before extraordinary gain                                   $   (0.96)     $   (1.86)     $   (0.33)
    Net loss                                                         $   (0.96)     $   (1.86)     $   (0.32)

Shares used in per share computation:
    Basic                                                               21,666         21,489         21,508
    Diluted                                                             21,666         21,489         21,508

Consolidated Statements of Comprehensive Loss

Net loss                                                             $ (20,790)     $ (40,070)     $  (6,959)

Other comprehensive income (loss), net of tax:
    Cumulative translation adjustments                                      95              6           (372)
    Net unrealized gains (losses) on securities, net of taxes of
        $0 in 2001, $0 in 2000 and $1,564 in 1999                        1,428         (7,276)         2,970
------------------------------------------------------------------------------------------------------------
           Comprehensive loss                                        $ (19,267)     $ (47,340)     $  (4,361)
============================================================================================================

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

                                                                        Mar. 30,       Mar. 31,       Mar. 31,
Fiscal years ended                                                        2001           2000           1999
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                         $  14,880      $  13,720      $  59,512

Cash flows from operating activities:
    Net loss                                                             (20,790)       (40,070)        (6,959)
    Adjustments required to reconcile net loss to net
        cash provided by (used for) operations:
           Depreciation and amortization                                  21,482         23,416         21,685
           Restructure liability                                              --          7,513          4,158
           Gain on sale of Federal Services Business                     (14,920)            --             --
           Proceeds from insurance settlement                             15,000             --             --
           In process research and development costs                          --            879             --
           Extraordinary gains on repurchase of debentures                    --             --            (95)
           Stock compensation                                                 33             15            286
           Deferred income taxes                                              --         14,563         (8,226)
           Loss on disposition of property and equipment                     180            405             --
           Changes in assets and liabilities:
               Accounts receivable                                             9          6,857         25,313
               Inventories                                                (2,437)         1,711            506
               Prepaid expenses and other assets                            (949)           951            403
               Accounts payable                                              367         (7,546)       (10,114)
               Accrued liabilities                                        (7,537)       (10,879)        (7,947)
--------------------------------------------------------------------------------------------------------------
        Net cash provided by (used for) operations                        (9,562)        (2,185)        19,010
--------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Purchases of temporary cash investments                              (99,071)      (113,472)      (131,608)
    Proceeds from maturities of temporary cash investments                84,635        152,129        104,477
    Purchases of property and equipment                                  (12,082)        (4,809)       (32,214)
    Additions to software production costs                                    --         (1,759)        (3,359)
    Acquisition of company (net of cash acquired)                         (1,500)       (15,339)            --
    Proceeds from sale of Federal Services Business                       24,900             --             --
    (Increase) decrease in restricted cash                                12,604        (13,144)            --
    Other                                                                  3,836           (727)          (461)
--------------------------------------------------------------------------------------------------------------
        Net cash provided by (used for) investing activities              13,322          2,879        (63,165)
--------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Sale of common stock                                                   2,909          4,061          5,294
    Repurchase of convertible subordinated debentures                         --             --           (955)
    Repurchase of common stock                                            (1,413)        (3,775)        (5,617)
--------------------------------------------------------------------------------------------------------------
        Net cash provided by (used for) financing activities               1,496            286         (1,278)
--------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                      335            180           (359)
        Net increase (decrease) in cash and cash equivalents               5,591          1,160        (45,792)
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                               $  20,471      $  14,880      $  13,720
==============================================================================================================

Other cash flow information:
Cash paid (refunded) during the year:
        Interest                                                       $   1,841      $   2,248      $   1,895
        Income taxes                                                   $      22      $  (5,974)     $   1,449
    Non-cash investing and financing activities:
        Unrealized gain (loss) on available-for-sale securities        $   1,428      $  (7,276)     $   2,970
        Income tax benefit arising from employee stock
           option plans                                                $      --      $      --      $     808
        Deferred stock compensation                                    $      48             --             --

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      Additional                     Cumulative      Retained           Total
                                           Common        Paid-in       Treasury   Comprehensive      Earnings   Stockholders'
(Dollars in thousands)                      Stock        Capital          Stock   Income (loss)      (Deficit)         Equity
-----------------------------------------------------------------------------------------------------------------------------
Balances, March 31, 1998                $     215      $ 176,452      $  (1,430)     $   3,323      $  58,093       $ 236,653
-----------------------------------------------------------------------------------------------------------------------------

Sale of 269,000 shares
   Common Stock under
   Employee stock benefit plans                 2          2,877             --             --             --           2,879

Purchase of 500,000 shares
   of Common Stock                             (5)            --         (5,612)            --             --          (5,617)

Reissuance of 286,000 shares of
   treasury stock under stock plans             3            459          2,189             --             --           2,651

Income tax benefit arising from
   employee stock option plans                 --            808             --             --             --             808

Net unrealized gain on securities              --             --             --          2,970             --           2,970

Cumulative translation adjustment              --             --             --           (372)            --            (372)

Net loss                                       --             --             --             --         (6,959)         (6,959)
-----------------------------------------------------------------------------------------------------------------------------

Balances, March 31, 1999                      215        180,596         (4,853)         5,921         51,134         233,013
-----------------------------------------------------------------------------------------------------------------------------

Sale of 193,000 shares of
   Common Stock under
   Employee stock benefit plans                 2          1,842             --             --             --           1,844

Purchase of 438,000 shares of
   Common Stock                                (4)            --         (3,771)            --             --          (3,775)

Reissuance of 338,000 shares of
   treasury stock under stock plans             3           (755)         2,984             --             --           2,232

Net unrealized loss on securities              --             --             --         (7,276)            --          (7,276)

Cumulative translation adjustment              --             --             --              6             --               6

Net loss                                       --             --             --             --        (40,070)        (40,070)
-----------------------------------------------------------------------------------------------------------------------------

Balances, March 31, 2000                      216        181,683         (5,640)        (1,349)        11,064         185,974
-----------------------------------------------------------------------------------------------------------------------------

Sale of 151,000 shares of
   Common Stock under
   Employee stock benefit plans                 1          1,245             --             --             --           1,246

Purchase of 171,000 shares of
   Common Stock                                (2)            --         (1,411)            --             --          (1,413)

Reissuance of 257,000 shares of
   treasury stock under stock plans             3           (626)         2,283             --             --           1,660

Deferred stock compensation                    --             33             --             --             --              33

Net unrealized gain on securities                             --                         1,428                          1,428

Cumulative translation adjustment              --             --             --             95             --              95

Net loss                                       --             --             --             --        (20,790)        (20,790)
-----------------------------------------------------------------------------------------------------------------------------

Balances, March 30, 2001                $     218      $ 182,335      $  (4,768)     $     174      $  (9,726)      $ 168,233
-----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business Network Equipment Technologies, Inc. doing business as net.com (collectively, the Company, we, our or net.com), is a leading innovator of service creation, providing broadband technology platforms that enable carriers and service providers to rapidly create and deliver revenue-generating applications, content, and network services to business and residential customers while maximizing existing infrastructure investment. Service creation is the ability for end users and service providers to dynamically define, deliver, manage and profit from network services. net.com's service creation products reside at the intersection of networks, or at the economic edge where carriers and content providers converge to offer a new range of communications experiences to end users.

Principles of Consolidation The Consolidated Financial Statements include the accounts of net.com and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation Beginning in fiscal year 2001, net.com began using a 52 week fiscal year ending on the last Friday in March. In all previous years we used a fiscal year ending March 31. The new fiscal year period being used is intended to better reflect quarter over quarter performance.

Revenue Recognition net.com recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. Service and other revenue includes revenue from service contracts, which is recognized ratably over the contract period, and revenue from other services, such as systems integration, installation and training, which is recognized when the service is performed. Product warranty costs are accrued when revenue is recognized.

Cash and Cash Equivalents Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the time of acquisition.

Temporary Cash Investments Temporary cash investments are primarily composed of highly liquid investments with original maturities of greater than three months at the time of acquisition. net.com classifies its temporary cash investments as available-for-sale securities. The carrying value of such securities is adjusted to fair market value, with unrealized gains and losses being excluded from earnings and reported as a separate component of stockholders' equity.

Inventories Inventories are stated at lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs. Inventories at March 30, 2001 and March 31, 2000 consisted of the following:

(In thousands)                                          2001                2000
--------------------------------------------------------------------------------
Purchased components                                 $ 4,198             $ 2,866

Work-in-process                                       14,860              13,868

Finished goods                                         1,064                 957
--------------------------------------------------------------------------------

                                                     $20,122             $17,691
================================================================================

Property and Equipment Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of generally three to ten years. Leasehold improvements are amortized over the shorter of the respective lease terms or estimated useful lives.

Software Production Costs Capitalization of software production costs begins upon the establishment of technological feasibility for the products, and amortization begins when the products are available for release to customers. net.com assesses the recoverability of capitalized software production costs in light of many factors, including anticipated future revenues, estimated economic useful lives and changes in software and hardware technologies. Capitalization of software production costs amounted to $1.8 million, and $3.4 million in fiscal 2000, and 1999, respectively, with none capitalized in fiscal 2001. Software production costs are amortized over the lives of the products, generally three years. Amortization amounted to $2.7 million, $3.1 million, and $2.7 million in fiscal 2001, 2000, and 1999, respectively. During fiscal 2000, net.com reduced fully amortized software production costs by $792,000. Accumulated amortization was $ 10.7 million, $7.9 million and $5.7 million at March 30, 2001, March 31, 2000 and March 31, 1999, respectively.

Goodwill and Intangibles Goodwill and intangibles represent the excess of cost over the fair value of tangible net assets acquired and are amortized over five years using the straight-line method. Accumulated amortization was $4.2 million at March 30, 2001 and $801,000 at March 31, 2000.

Foreign Currency Translation The functional currency for net.com's foreign subsidiaries is the local currency. Assets and liabilities of foreign subsidiaries are translated into dollars at the rates of exchange in effect at the end of the period. Revenues and expenses are translated into dollars at the average exchange rate during the period. Gains and losses from foreign currency translation are included in a separate account in stockholders' equity in the Consolidated Balance Sheets or included in the Consolidated Statements of Operations and have not been significant. net.com from time to time may enter into foreign exchange contracts to hedge certain intercompany balances and balance sheet exposures against future movements in foreign exchange rates. Gains and losses on foreign exchange contracts are included in other income and expense, which offset foreign exchange gains or losses from revaluation of foreign currency-denominated intercompany balances and balance sheet exposure items. At March 30, 2001, net.com had no outstanding foreign exchange contracts.

Stock Based Compensation net.com accounts for employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and, accordingly, does not generally recognize compensation cost in connection with its stock option and purchase plans.

Comprehensive Income (Loss) In fiscal 1999, net.com adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. Statements of comprehensive income (loss) for the years ended March 30, 2001, March 31, 2000 and March 31, 1999 have been included within the Consolidated Statement of Operations. Cumulative comprehensive income (loss) at March 30, 2001, March 31, 2000 and March 31, 1999 is comprised of cumulative foreign translation adjustments of ($707,000), ($802,000) and ($808,000), respectively, and cumulative net unrealized gains (losses) on available-for-sale securities of $881,000, ($547,000) and $6.7 million, respectively.

Comprehensive loss for fiscal 2000 has been revised in the accompanying consolidated financial statements to $(47.3) million from the previously reported amount of $(39.9) million to correct the previous calculation. Such revision had no effect on net loss, net loss per share or stockholders' equity for fiscal 2000.

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

Credit Risks net.com's credit evaluation process and the reasonably short collection terms help to mitigate credit risk. net.com typically does not require collateral or other security to support accounts receivable. We perform ongoing credit evaluations of our customers' financial condition and limit the amount of credit extended when deemed necessary. We maintain reserves for potential losses and recourse obligations (see Note 5: Notes to Consolidated Financial Statements, below).

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

Reclassifications Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on net income or stockholders' equity for any year presented.

NOTE 2: TEMPORARY CASH INVESTMENTS

Temporary cash investments at March 30, 2001 and March 31, 2000 consisted of the following:

                                                                                2001
                                                       --------------------------------------------------------
                                                                           Gross          Gross       Estimated
                                                       Amortized      Unrealized     Unrealized          Market
(Dollars in thousands)                                      Cost           Gains         Losses           Value
---------------------------------------------------------------------------------------------------------------
United States government and municipalities            $  32,680       $     144      $     --        $  32,824
Corporate notes and bonds                                 45,611             260            (1)          45,870
Other debt securities                                     29,814             420            --           30,234
Foreign debt issues                                        3,780              58            --            3,838
---------------------------------------------------------------------------------------------------------------
                                                       $ 111,885       $     882      $     (1)       $ 112,766
===============================================================================================================

                                                                                2000
                                                       --------------------------------------------------------
                                                                           Gross          Gross       Estimated
                                                       Amortized      Unrealized     Unrealized          Market
(Dollars in thousands)                                      Cost           Gains         Losses           Value
---------------------------------------------------------------------------------------------------------------
United States government and municipalities            $  32,148       $      --      $   (143)       $  32,005
Corporate notes and bonds                                 38,453              --          (192)          38,261
Other debt securities                                     19,714               3          (164)          19,553
Foreign debt issues                                        7,088              --            (5)           7,083
---------------------------------------------------------------------------------------------------------------
                                                       $  97,403       $       3      $   (504)       $  96,902
===============================================================================================================

At March 30, 2001, the estimated market value of available-for-sale securities with maturities less than one year was $85.8 million, with maturities between one year and five years was $36.3 million, with maturities between five years and ten years was $2.6 million and with maturities greater than ten years was $1.0 million. Any gains or losses on sales of securities are computed on a specific identification basis. In fiscal 2000 and 1999, there were realized gains on the sale of equity securities of $7.2 million and $1.0 million, respectively

NOTE 3:  ACCRUED LIABILITIES

Accrued liabilities at March 30, 2001 and March 31, 2000 were as follows:

(In thousands)                                           2001               2000
--------------------------------------------------------------------------------

Accrued compensation                                 $ 10,628           $  8,517
Deferred taxes                                          4,994              7,365
Unearned income                                         4,882              4,794
Restructure costs                                       1,318              7,513
Lease program reserve                                   4,130              1,362
Other                                                   7,616             10,429
--------------------------------------------------------------------------------
                                                     $ 33,568           $ 39,980
================================================================================

NOTE 4: RESTRUCTURE COSTS

During fiscal 1999, net.com recorded a restructuring charge of $4.7 million. This charge was established to provide for a business reorganization, which included severance, outplacement and office closure costs. During fiscal 2000, net.com recorded two additional charges in the amount of $3.4 million and $12.2 million to provide for increased levels for severance, outplacement and office closure costs associated with its plan of business reorganization.

Through March 30, 2001, net.com made payments in connection with its plan of business reorganization for severance, outplacement and office closure costs in the amount of $17.5 million. During fiscal 2001, net.com evaluated the adequacy of the remaining liability for restructure charges. This evaluation resulted in a credit to operating expenses of $1.4 million.

The remaining liability for restructure charges is $1.3 million. Net.com believes that all costs associated with its plan of business reorganization will be paid not later than fiscal 2003.

NOTE 5: FINANCING ARRANGEMENTS

The financing agreement between net.com and BancBoston Leasing to provide lease financing to net.com's customers was terminated in fiscal 2001, partly as a result of BancBoston Leasing being purchased by Fleet Bank Capital Leasing. The agreement contained a limited recourse arrangement with a minimum of $5.0 million or 20% of the outstanding lease balances, whichever is greater. In fiscal 2000 and 1999, net.com recognized $3.2 million and $5.0 million, respectively, as revenue related to sales to customers who obtained financing from BancBoston Leasing. The outstanding lease payments to Fleet Bank Capital Leasing at March 30, 2001 totaled $4.1 million and net.com's recourse is $4.1 million.

Beginning in fiscal 2001, net.com entered into a financing agreement with Marcap Vendor Financing Corporation "Marcap" to provide lease financing to net.com customers, with limited recourse of $5.0 million or 20% of the outstanding lease balance, whichever is greater. The term of the agreement is two years with automatic one year extensions unless otherwise terminated in writing by either party. There is no maximum amount that can be financed under the terms of this agreement. In fiscal 2001, net.com recognized $1.7 million in revenue from one customer who obtained financing from Marcap. The outstanding lease payments to Marcap as of March 30, 2001 were $1.4 million and net.com's recourse is $1.4 million.

NOTE 6: COMMITMENTS AND CONTINGENCIES

net.com leases its facilities under operating leases and certain equipment under capital leases. The minimum future lease commitments under these leases as of March 30, 2001, were as follows:

(Dollars in thousands)                       Operating Leases     Capital Leases
--------------------------------------------------------------------------------

2002                                                  $ 6,547            $   154

2003                                                    5,210                 44

2004                                                    3,823                 --

2005                                                    3,451                 --

2006                                                    3,010                 --

After 2006                                             17,306                 --
--------------------------------------------------------------------------------

Total                                                 $39,347                198
                                                      -------

Less amount representing interest                                             12
--------------------------------------------------------------------------------

Present value of net minimum lease payments                                  186

Less current portion                                                         144
--------------------------------------------------------------------------------

Long term portion                                                        $    42
================================================================================

Rental expense under operating leases was $5.1 million, $7.2 million and $7.6 million for fiscal years 2001, 2000 and 1999, respectively.

In March 2000, an agreement was reached with the landlord and our insurance carrier that allowed us to move out of the damaged facilities upon completion of a new build-to-suit facility that is being constructed next door to the current facilities. In December 2000, we entered into a 10 year lease for two buildings totaling 185,790 square feet of office, R&D and manufacturing space on a new campus. The buildings will be leased to net.com under the same economic terms as our original lease. The move is scheduled to take place in the first half of the 2002 calendar year.

In the year ended March 30, 2001, we received $15.0 million from our insurance carrier for the settlement mentioned above. We are entitled to receive up to an additional $8.8 million upon presenting our insurance carrier with invoices in excess of the initial amount of $15 million. To date we have expended $3.8 million that qualifies to be reimbursed by our insurance carrier. This consists of $2.7 million related to moving and reconfiguring our existing buildings and $1.1 million in leasehold improvements for our new site. In addition, we have incurred $393,000 of non-reimbursable expenditures and we have also reserved $12.7 million in leasehold improvements for our current facilities. These amounts will not qualify for reimbursement by our insurance carrier. At March 30, 2001 we have recorded in accrued liabilities unearned insurance settlement proceeds of $1.2 million. When we move to our new facilities we will offset the total insurance proceeds with all expenditures and reserved amounts not relating to new leasehold improvements and recognize any unearned insurance settlement proceeds in current operations. We will then begin amortizing the new site leasehold improvements. We believe all of the costs of tenant improvements and moving will be covered by the insurance proceeds.

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

net.com did not repurchase any of its debentures in fiscal year 2000 or fiscal year 2001.

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

Preferred Stock net.com has authorized 5,000,000 shares of $.01 par value Preferred Stock. This stock, if issued, will carry liquidation preferences and other rights, as determined by the Board of Directors. As of March 30, 2001, no preferred shares were outstanding.

Reserved Stock As of March 30, 2001, net.com had reserved shares of its Common Stock for the following purposes:

                                                                        Reserved
--------------------------------------------------------------------------------

Stock option plans:

      Outstanding (at $4.12 to $35.75 per share)                       5,978,298

      Available for grant                                              3,932,375

Convertible subordinated debentures                                      784,317

Employee Stock Purchase Plan                                             771,817
--------------------------------------------------------------------------------

Employee Stock Purchase Plan Under the Employee Stock Purchase Plan, net.com's employees, subject to certain restrictions, may purchase shares of Common Stock at a price equal to at least 85% of the lower of the fair market value of the Common Stock at the beginning of the offering period or the end of each four month period. During fiscal 2001, 2000 and 1999, 257,301, 338,000 and 285,000 shares were issued under this Plan, at weighted average prices of $6.45, $6.60 and $9.30 per share, respectively.

Stock Option And Restricted Stock net.com grants options to purchase shares of its Common Stock and is authorized to award restricted shares of Common Stock pursuant to the terms of its 1993 Stock Option Plan and 1997 Stock Option Program (collectively "option plans"). Stock options generally become exercisable ratably over a four-year period and expire after seven to ten years. Options may be granted to officers, employees, directors and independent contractors to purchase Common Stock at a price not less than 100% of the fair market value at the date of grant. No restricted stock was awarded in fiscal 2001, 2000 or 1999. Previously issued restricted stock carries certain restrictions on transferability, which lapse over the vesting period (generally two to four years). As of March 30, 2001, 239,500 restricted shares at $.01 per share have been awarded and issued. Related compensation expense totaled $0, $15,000 and $286,000 for the years ended March 30, 2001, March 31, 2000 and 1999, respectively.

Activity in net.com's option plans is summarized below:

                                                                      Weighted                           Weighted
                                                                       Average           Number           Average
                                                    Shares      Exercise Price      Exercisable    Exercise Price
-----------------------------------------------------------------------------------------------------------------
Options outstanding at March 31, 1998            4,696,469              $12.68        1,861,651            $11.11
-----------------------------------------------------------------------------------------------------------------
      Granted                                    2,970,007               12.72
      Exercised                                   (273,845)               9.50
      Cancelled                                 (2,445,751)              15.88
-----------------------------------------------------------------------------------------------------------------
Options outstanding at March 31, 1999            4,946,880               11.28        2,180,545             11.62
-----------------------------------------------------------------------------------------------------------------
      Granted                                    3,528,151                9.36
      Exercised                                   (193,835)               9.05
      Cancelled                                 (2,000,839)              10.54
-----------------------------------------------------------------------------------------------------------------
Options outstanding at March 31, 2000            6,280,357               10.51        2,697,106             11.49
-----------------------------------------------------------------------------------------------------------------
      Granted                                    2,219,003                8.68
      Exercised                                   (151,114)               8.24
      Cancelled                                 (2,369,948)              10.39
-----------------------------------------------------------------------------------------------------------------
Options outstanding at March 30, 2001            5,978,298              $ 9.94        2,775,761            $10.91
-----------------------------------------------------------------------------------------------------------------

The following table summarizes information concerning options outstanding and exercisable as of March 30, 2001:

                                        Options Outstanding                                 Options Exercisable
                           -----------------------------------------------------      -----------------------------
                                                   Weighted
                                                 Avg Remaining       Weighted                           Weighted
       Range of              Number            Contractual Life       Average            Number          Average
    Exercise Prices        Outstanding              (Years)       Exercise Price       Exercisable   Exercise Price
-------------------------------------------------------------------------------------------------------------------
   $ 4.12  -  $ 8.63        1,386,749                 7.77           $ 7.55              478,246         $  7.63
     8.69  -    9.44        1,375,156                 8.53             9.03              441,591            9.08
     9.50  -   10.19        1,476,568                 8.70            10.05              427,706            9.97
    10.25  -   12.38        1,512,346                 6.33            11.22            1,211,273           11.38
    12.75  -   35.75          227,479                 5.70            20.79              216,945           21.11
-------------------------------------------------------------------------------------------------------------------
   $ 4.12  -  $35.75        5,978,298                 7.73           $ 9.94            2,775,761         $ 10.91
===================================================================================================================

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

If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro forma net loss and loss per share would have been ($25.6) million (($1.22) per diluted share), ($44.8) million (($2.08) per diluted share) and ($12.8) million (($0.27) per diluted share) in fiscal 2001, 2000 and 1999, respectively.

net.com's calculations for option grants were made using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal 2001, 2000 and 1999, respectively: risk free rates of 5.7%, 6.4% and 5.3%; stock price volatility factors of 64%, 56% and 56%; expected option lives of two months, three months, four months following vesting; and no dividends during the expected term. net.com's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The weighted average fair value of options granted during fiscal 2001, 2000 and 1999 was approximately $3.81, $3.63 and $4.86, respectively. The fair value of the employee purchase rights under the Employee Stock Purchase Plan was estimated using the same model, but with the following weighted average assumptions for fiscal 2001, 2000 and 1999, respectively: risk free rate of 4.9%, 6.0% and 5.1%; stock price volatility factor of 63%, 60% and 60%; and expected option life of four months, four months and four months. The weighted average fair value of purchase rights granted in fiscal 2001, 2000 and 1999 was approximately $3.06, $2.82 and $3.69, respectively.

NOTE 9: INCOME TAXES

net.com accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, which prescribes an asset and liability method of income tax accounting.

Income before income taxes and the provision (benefit) for income taxes consist of the following:

(Dollars in thousands)                         2001          2000          1999
--------------------------------------------------------------------------------
Income (loss) before income taxes:
      Domestic                             $(21,946)     $(18,835)     $(13,217)
      Foreign                                (1,044)       (8,464)       (1,479)
--------------------------------------------------------------------------------
                                           $(22,990)     $(27,299)     $(14,696)
================================================================================

Provision (benefit) for income taxes:

Current:
      Federal                      $ (2,315)         $ (2,045)         $  1,067
      State                              --                 3              (144)
      Foreign                           115               250              (338)
--------------------------------------------------------------------------------
                                     (2,200)           (1,792)              585
--------------------------------------------------------------------------------

Deferred:
      Federal                            --            10,749            (4,286)
      State                              --             3,814            (3,941)
      Foreign                            --                --                --
--------------------------------------------------------------------------------
                                         --            14,563            (8,227)
--------------------------------------------------------------------------------
                                   $ (2,200)         $ 12,771          $ (7,642)
================================================================================

The provision (benefit) for income taxes reconciles to the amount computed by applying the statutory United States federal rate of 35% to income before income taxes as follows:

(Dollars in thousands)                                2001          2000          1999
--------------------------------------------------------------------------------------
Statutory federal tax provision                   $ (8,047)     $ (9,555)     $ (5,144)
State taxes net of federal income tax benefit           --            (3)         (284)
Goodwill                                             1,184           588            --
Research and Development credit                     (1,093)         (968)           --
Change in valuation allowance                        7,895        24,153            --
Foreign sales corporation benefit                       --            --          (316)
Exempt interest income                                  --          (336)       (1,260)
Other                                               (2,139)       (1,108)         (638)
--------------------------------------------------------------------------------------
Provision (benefit) for income taxes              $ (2,200)     $ 12,771      $ (7,642)
======================================================================================

Deferred tax assets (liabilities) are comprised of the following at March 31:

(Dollars in thousands)                                           2001          2000
-----------------------------------------------------------------------------------
Gross deferred tax assets:
      Reserves not currently deductible for tax purposes     $  8,186      $  8,937
      Loss carryforwards                                       16,767         9,696
      Credit carryforwards                                     15,512        14,384
-----------------------------------------------------------------------------------
Gross deferred tax assets                                      40,465        33,017

Gross deferred tax liabilities:
      Depreciation                                             (7,012)       (7,041)
      Capitalized software production costs                    (1,405)       (1,823)
      Unrealized gain on securities                                --
-----------------------------------------------------------------------------------
Gross deferred tax liabilities                                 (8,417)       (8,864)
Valuation allowance                                           (32,048)      (24,153)
-----------------------------------------------------------------------------------
Net deferred tax assets                                      $     --      $     --
===================================================================================

The valuation allowance increased $7.9 million and $24.2 million in fiscal 2001 and 2000 respectively. These increases resulted from management's evaluation of the positive and negative evidence bearing upon the realization of its deferred tax assets. Under the applicable accounting standards, management considered the history of losses and concluded that it was appropriate to fully reserve the deferred tax assets.

As of March 30, 2001, net.com has available federal research and development tax credit carryforwards of $6.3 million expiring in years 2006 through 2022, and alternative minimum tax credit carryforwards of $3.7 million available indefinitely. Also available at March 30, 2001 are state research and development tax credit carryforwards of $5.6 million, also available indefinitely.

As of March 30, 2001 net.com has available Net Operating Loss ("NOL") carryforwards of $36.0 million expiring in the years 2020 through 2021.

NOTE 10: LOSS PER SHARE

Basic loss per share excludes dilution and is computed based upon the weighted average number of common shares outstanding for the periods presented. Diluted loss per share reflects the potential dilution that could occur if Common Stock options were exercised. Potentially dilutive common shares in the diluted computation are excluded in net loss periods as their effect would be antidilutive. Such outstanding securities totaled 32,000 at March 30, 2001. Additionally, there were 784,000 shares of Common Stock issuable upon conversion of debentures. These shares, and the related effect of accrued interest expense on the debentures, were not included in the calculation of diluted loss per share for any of the years presented, as their inclusion would have been antidilutive.

                                                    2001          2000          1999
------------------------------------------------------------------------------------
Numerator:
Loss before extraordinary gain                  $(20,790)     $(40,070)     $ (7,054)
Net loss                                        $(20,790)     $(40,070)     $ (6,959)

Denominator:
Weighted average shares outstanding - basic       21,666        21,489        21,508
Dilutive effect of options                            --            --            --
------------------------------------------------------------------------------------
Total Diluted                                     21,666        21,489        21,508

Basic and diluted loss per share:
         Loss before extraordinary gain         $  (0.96)     $  (1.86)     $  (0.33)
         Net loss                               $  (0.96)     $  (1.86)     $  (0.32)

NOTE 11: SIGNIFICANT CUSTOMERS

Sales to the United States government and its agencies amounted to 53%, 50% and 38% of revenue for fiscal years 2001, 2000 and 1999, respectively. These amounts include sales, which amounted to 54%, 39% and 24% of revenue for fiscal years 2001, 2000 and 1999, respectively, under contracts with the Department of Defense ("DoD"). Under these DoD contracts various government agencies both inside and outside the DOD can order products, installation and service from net.com. net.com had no other customers that accounted for more than 10% of revenue during these same periods.

NOTE 12: SEGMENT INFORMATION

net.com operates in one segment: the design, development, manufacture and sale of multiservice wide area networks and associated services used by enterprises, government organizations and carriers worldwide. net.com follows the requirements of SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". Following is operating information by geographic territory for fiscal 2001, 2000 and 1999:

(DOLLARS IN THOUSANDS)

                                          United                          Other
2001                                      States        Europe    International     Eliminations          Totals
----------------------------------------------------------------------------------------------------------------
      Product                          $  52,067     $  16,848         $  9,568         $ (1,489)      $  76,994

      Service and other                   54,219         9,778            3,467             (172)         67,292

----------------------------------------------------------------------------------------------------------------
          Total revenue                $ 106,286     $  26,626         $ 13,035         $ (1,661)      $ 144,286
----------------------------------------------------------------------------------------------------------------

      Long-lived assets                $  53,591     $   1,040         $    250         $(11,813)      $  43,068
================================================================================================================

                                                        United                        Other
2000                                                    States       Europe    International     Eliminations        Totals
---------------------------------------------------------------------------------------------------------------------------
      Product                                        $  72,195    $  27,030         $ 20,182        $ (3,266)     $ 116,141

      Service and other                                 92,251       12,903            4,203              188       109,545

---------------------------------------------------------------------------------------------------------------------------
          Total revenue                              $ 164,446    $  39,933         $ 24,385        $ (3,078)     $ 225,686
---------------------------------------------------------------------------------------------------------------------------

      Long-lived assets                              $  82,097    $   2,644         $    475        $(13,243)     $  71,973
===========================================================================================================================

                                                        United                          Other
1999                                                    States       Europe     International    Eliminations        Totals
---------------------------------------------------------------------------------------------------------------------------
      Product                                        $  94,833    $  44,612         $ 21,464        $ (3,790)     $ 157,119

      Service and other                                 88,071       14,221            4,586            (162)       106,716

---------------------------------------------------------------------------------------------------------------------------
          Total revenue                              $ 182,904    $  58,833         $ 26,050        $ (3,952)     $ 263,835
---------------------------------------------------------------------------------------------------------------------------

      Long-lived assets                              $  87,644    $   5,242         $    701        $(12,956)     $  80,631
===========================================================================================================================

The schedules for fiscal years 2000 and 1999 above have been reclassified due to the change of the administrative functions in our European operations. In prior years the revenue was based on where the invoices originated, now total revenues are based on the country the customer resides in.

NOTE 13: EMPLOYEE BENEFIT PLAN

net.com has established a 401(k) tax-deferred savings plan, whereby eligible employees may contribute a percentage of their eligible compensation (presently from 1% to 17% to a maximum of $10,000 per year). Company contributions are discretionary and were $741,000, $1.3 million and $1.1 million for fiscal 2001, 2000 and 1999, respectively.

NOTE 14: FINANCIAL INSTRUMENTS FAIR VALUE DISCLOSURE

The estimated fair values of net.com's financial instruments at March 30, 2001 and March 31, 2000 were as follows:

                                                   2001                     2000
-------------------------------------------------------------------------------------------
                                            Carrying   Estimated      Carrying    Estimated
(Dollars in thousands)                        Amount   Fair Value       Amount   Fair Value
-------------------------------------------------------------------------------------------
Assets:

    Cash and cash equivalents               $ 21,011     $ 21,011     $ 28,024     $ 28,024

    Temporary cash investments              $112,766     $112,766     $ 96,902     $ 96,902

    Equity securities                       $     --     $     --     $  1,103     $  1,103

-------------------------------------------------------------------------------------------
Liabilities:

    Convertible subordinated debentures     $ 24,706     $ 15,441     $ 24,706     $ 17,294
-------------------------------------------------------------------------------------------

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

The equity instrument held was in a privately held company and was sold in fiscal 2001 at approximately face value. Due to there being no stated market value for the equity, it was being held and recorded at cost.

NOTE 15: ACQUISITIONS

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

The operating results of FlowWise have been included in the consolidated statements of operations since the date of acquisition. Had the acquisition taken place at the beginning of fiscal year 1999, the unaudited pro forma results of operations would have been as follows for fiscal years ended March 31, 2000 and 1999 (in thousands except for per share data):

--------------------------------------------------------------------------------
                                                      2000                 1999
--------------------------------------------------------------------------------

       Net revenues                             $  226,086           $  263,983

       Net  loss                                $  (51,929)          $  (20,836)

       Basic loss per share                     $    (2.42)          $    (0.97)
--------------------------------------------------------------------------------

The pro forma results of operations give effect to certain adjustments, including amortization of purchased intangibles, interest associated with funding the acquisition and amortization of the amount placed in escrow for payment to FlowWise employees. The $879,000 charge for purchased in-process technology has been excluded from the pro forma results, as it is a material non-recurring charge.

In the first quarter of fiscal 2001, we acquired the assets of privately held Convergence Equipment Company ("Convergence") from Global Communication Technologies, Inc. for $1.5 million in cash. Convergence designs and manufactures next generation IP (Internet Protocol) telephony platforms. The acquisition was accounted for as a purchase. Included in the transaction is property, plant and equipment valued at $300,000 and the Convergence engineering team, intellectual property, and a full-featured IP voice switch valued at $1.2 million. The $1.2 million is classified as an intangible asset and will be amortized over 5 years. The effect of Convergence's operations is considered immaterial and therefore no pro forma information is provided. The operating results for Convergence have been included in the consolidated statements of operations for net.com effective May 4, 2000, the date of the acquisition.

NOTE 16: SALE OF N.E.T. FEDERAL, INC.'S PROFESSIONAL SERVICE BUSINESS

On December 1, 2000, we sold the assets of our federal services business ("FSB") to CACI International Inc ("CACI") for a cash consideration of up to $40.0 million. The assets sold are comprised mainly of Federal Government service contracts, accounts receivable, spares inventory and fixed assets. The purchase price will be paid out over time beginning with $24.9 million paid at the closing, $1.0 million six months after closing and $1.0 million held in escrow and payable one year after closing (if no successful indemnification claims are made). The net gain on the sale to date is $14.9 million. The remaining $13.0 million is payable contingent upon transfer to

CACI of work performed under certain net.com federal contracts. Additionally CACI and net.com have entered into an agreement whereby net.com will receive royalties based on maintenance contract revenue.

The operating results of the FSB have been excluded from the consolidated statements of operations since the date of sale. Had the sale taken place at the beginning of fiscal year 2000, the unaudited pro forma results of operations would have been as follows for fiscal years 2001 and 2000 (in thousands except for per share data):

--------------------------------------------------------------------------------
                                                            2001           2000
--------------------------------------------------------------------------------

       Net revenues                                   $  111,296     $  175,999

       Net loss                                       $  (48,197)    $  (59,688)

       Basic an diluted loss per share                $    (2.22)    $    (2.78)
--------------------------------------------------------------------------------

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

Item 10. Directors and Executive Officers of Registrant

Information regarding net.com's Directors and Executive Officers is contained in the sections captioned "Election of Directors: Directors" in the Proxy Statement and is incorporated herein by reference.

Executive Officers of the Company

The Executive Officers of net.com and their ages at June 1, 2001 are as follows:

Name                      Age    Position

Hubert A.J. Whyte         50     President and Chief Executive Officer

John C. Batty             46     Senior Vice President, Chief Operating Officer,
                                 Chief Financial Officer and Corporate Secretary

Andrew G. Sceats          49     Senior Vice President, Worldwide Sales

Hans Kramer               39     Vice President, Product Development

Craig W. Forbes           39     Vice President, Marketing

Hubert A.J. Whyte has served as a Director of net.com since June 1, 1999, when he joined net.com as its President and Chief Executive Officer. From 1994 until he joined net.com, Mr. Whyte served as President and CEO of Advanced Computer Communications (ACC). Prior to joining ACC, Mr. Whyte served as Vice President and General Manager of the Access Products unit of Newbridge Networks Corporation. Earlier in his career, Mr. Whyte gained industry experience with British Telecom, Ericsson, Shell Oil, Business Intelligence Services, Mitel and Siemens.

John C. Batty joined net.com in December 1999 as Vice President and Chief Financial Officer. He was appointed Chief Operating Officer in April 2001 and Corporate Secretary in February 2001. He has a 20-year background in high technology, including strong experience in telecommunications, specifically in wide area networks, net.com's core business. Prior to joining net.com, Batty was Vice President of Finance and Chief Financial Officer of Verilink. Prior to Verilink, Mr. Batty spent eleven years at VLSI as Controller, Director of Corporate Financial Planning and finally as Vice President and Treasurer prior to its acquisition by Phillips Semiconductor. He earned his B.A. in Economics at the University of New Hampshire and his M.B.A. at the University of Chicago School of Business. He began his career with Intel.

Andrew G. Sceats joined net.com in October 1999 as Vice President of International Sales, in the U.K. In February 2001, he moved to net.com's headquarters in Fremont, California as Senior Vice President, Worldwide Sales. Over the last 25 years, Mr. Sceats' career has been focused in sales, marketing and general management in the communications industry. Prior to joining net.com, Mr. Sceats spent most of the period from 1990 - 2000 in a variety of management positions for Newbridge Networks Ltd. and played a key role in the development of its business. Prior to Newbridge, he served for three years as Sales Director for Dowty Information Systems, Ltd. In Europe, and 10 years prior to that, served in a variety of successful sales roles with CASE Communications, particularly as Vice President of International Sales.

Hans Kramer joined net.com in 1988 and became Vice President of Product Development in 1999. During the latter half of fiscal 2001 Mr. Kramer transitioned from his position of Vice President and General Manager of the Broadband Business Unit to focusing on product development for the release of net.com's SCREAM product line. He joined net.com after working for a series of start-up companies in the communications industry, including

Macom LinkABit, now a part of the Hughes Network, where he was the project leader for a VSAT product. Mr. Kramer received his B.A. in Computer Science from the University of California at San Diego, with dual minors in Economics and Queuing Systems.

Craig W. Forbes joined N.E.T. Federal, Inc., a wholly owned subsidiary of net.com, in 1988. He was appointed to the position of Vice President of Marketing in July 1999, taking an active role in the new management team's effort to revitalize and redirect the company, with a focus on opportunities in emerging technologies, without abandoning its core customer base worldwide. Currently, Mr. Forbes directs net.com's overall marketing efforts while leading the company's narrowband business in support of its existing customer base. Mr. Forbes has a Bachelor of Science degree in Electrical Engineering from Bucknell University. From 1984 until he joined net.com in 1988, he was an officer in the United States Air Force.

Item 11. Executive Compensation

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   1. Index to Consolidated Financial Statements

                                                                           Page
                                                                           ----

Independent Auditors' Report                                                29

Consolidated Balance Sheets as of March 30, 2001 and March 31, 2000         30

Consolidated Statements of Operations for the years ended
        March 30, 2001, March 31, 2000 and 1999                             31

Consolidated Statements of Comprehensive Loss for the years
        ended March 30, 2001, March 31, 2000 and 1999                       31

Consolidated Statements of Cash Flows for the years ended
        March 30, 2001, March 31, 2000 and 1999                             32

Consolidated Statements of Stockholders' Equity for the years ended
        March 30, 2001, March 31, 2000 and 1999                             33

Notes to Consolidated Financial Statements                                  34

      2. Index to Consolidated Financial Statement Schedules

                                                                            Page
                                                                            ----

Schedule II - Valuation and Qualifying Accounts                              54

      All other schedules are omitted because they are not required, are not applicable, or the information is included in the Consolidated Financial Statements or Notes thereto.

      Separate financial statements of the Registrant are omitted because the Registrant is primarily an operating company and all subsidiaries included in the Consolidated Financial Statements filed, in the aggregate, do not have a minority equity interest and/or long-term indebtedness to any person outside the consolidated group in an amount which together exceeds 5% of total consolidated assets at March 30, 2001.

      3. Exhibits

Exhibit No.                       Description                              Note

    3.1      Registrant's Restated Certificate of Incorporation, as         1
             amended.

    3.2      Registrant's Bylaws, as amended.                               1

    4.1      Indenture dated as of May 15, 1989 between Registrant and      2
             Morgan Guaranty Trust Company of New York.

    4.2      Rights Agreement dated as of August 15, 1989 between           3
             Registrant and The First National Bank of Boston, as amended.

    4.3      Certificate of Designations of Series A Junior Participating   4
             Preferred Stock filed with the Secretary of State of Delaware on August 24, 1989 (Exhibit 4.1 in the Registrant's Form S-8 Registration Statement).

    10.1     Headquarters Facilities Lease Agreements between Sobrato       5
             Interests III and Network Equipment Technologies, Inc.
             dated April 9, 1997.

    10.2     Officer Employment and Continuation Agreement between          6
             Registrant and Joseph J. Francesconi.

    10.3     Officer Employment and Continuation Agreement between          6
             Registrant and G. Michael Schumacher.

    10.4     Officer Employment and Continuation Agreement between          6
             Registrant and Raymond E. Peverell.

    10.5     Officer Employment and Continuation Agreement between           6
             Registrant and Roger A. Barney.

    10.6     Officer Employment and Continuation Agreement between           6
             Registrant and Hubert A. Whyte.

    10.7     General Release of All Claims, Covenant Not to Sue, and         6
             Confidentiality Agreement between Registrant and Joseph J. Francesconi.

    10.8     Employment Agreement between Registrant and Walter J. Gill.     7

    10.9     Change of Control Agreement between Registrant and John C.      8
             Batty.

    10.10    Change of Control Agreement between Registrant and Craig W.     8
             Forbes.

    10.11    Change of Control Agreement between Registrant and Hans         8
             Kramer.

    10.13    Change of Control Agreement between Registrant and Hubert       8
             A.J. Whyte

    10.14    Form of Officer Employment and Continuation Agreement as        7
             signed by all other Executive Officers and Registrant.

    10.15    Form of Director Indemnification Agreement as signed by all     7
             Directors of the Company.

    10.16    Form of Officer Indemnification Agreement as signed by all      7
             Executive Officers of the Company.

    10.17    Corporate Director Compensation Deferral Election Program       7
             and 1996 Deferral Form.

    10.18    Corporate Officer Compensation Deferral Election Program and    7
             1996 Deferral Form.

    10.19    Corporate Officers Long-Term Variable Compensation Program.     7

    10.20    Agreement and Plan of Merger dated as of December 14, 1999      9
             by and among Network Equipment Technologies, Inc., IPNow,
             Inc., and FlowWise Networks, Inc..

   *10.21    Change of Control Agreement between Registrant and A.G.
             Sceats.

    10.22 Headquarters Facilities - Lease Termination and Settlement Agreement between Sobrato Interests II, Ardenwood Corporate Park Associates and Network Equipment Technologies, Inc. dated December 21, 2000.

    10.23 Headquarters Facilities - Lease between Ardenwood Corporate Park Associates and Network Equipment Technologies, Inc. dated December 21, 2000.

    10.24    Asset Acquisition Agreement dated October 18, 2000, by and    10
             among CACI, Inc.-Federal, CACI International Inc, N.E.T. Federal, Inc., and Network Equipment Technologies, Inc.

    13       Portions of 2000 Annual Report to Stockholders.

    21.1     Subsidiaries of Registrant as of June 28, 2001.

    23.1     Independent Auditors' Consent.

    99.1     Registrant's 1983 Stock Option Plan, as amended.              11

    99.2     Registrant's 1988 Restricted Stock Award Plan.                12

    99.3     Registrant's 1990 Employee Stock Purchase Plan, as amended.   13

    99.4     Registrant's 1993 Stock Option Plan, as amended               14
             (Exhibit 99.3).

    99.5     Registrant's 1997 Stock Option Program, as amended            14
             (Exhibit 99.2).

    99.6     Registrant's 1998 Employee Stock Purchase Plan                14
             (Exhibit 99.1).

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

(8) Incorporated by reference from the corresponding Exhibit (or the Exhibit identified in parentheses) previously filed as an Exhibit in the Registrant's Annual Report on Form 10-K (Commission File No. 0-15323) for the fiscal year ended March 31, 2000, filed with the Securities and Exchange Commission on June 29, 2000.

(9) Incorporated by reference from the corresponding Exhibit (or the Exhibit identified in parentheses) previously filed as an Exhibit in the Registrant's Current Report on Form 8-K (Commission file No. 0-15323), filed with the Securities and Exchange Commission on January 10, 2000.

(10) Incorporated by reference from the corresponding Exhibit (or the Exhibit identified in parentheses) previously filed as an Exhibit in the Registrant's Form 10-Q (Commission File No. 0-15323) for the fiscal quarter ended September 30, 2000, originally filed with the Securities and Exchange Commission on November 13, 2000.

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

(13) Incorporated by reference from the corresponding Exhibit (or the Exhibit identified in parentheses) previously filed as an Exhibit in the Registrant's Registration Statement on Form S-8 (No. 33-68860), filed with the Securities and Exchange Commission on September 15, 1993.

(14) Incorporated by reference from the corresponding Exhibit (or the Exhibit identified in parentheses) previously filed as an Exhibit in the Registrant's Registration Statement on Form S-8 (No. 333-49837), filed with the Securities and Exchange Commission on April 10, 1998.

(15) * Indicates management contracts or compensation plans or arrangements required to be filed as an exhibit to this report.

(b)   Reports on Form 8-K

net.com did not file any Form 8-K during Q4 of fiscal 2001.

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

                                            NETWORK EQUIPMENT TECHNOLOGIES, INC.
                                                                    (Registrant)


Date: June 28, 2001                             By:   /s/ Hubert A.J. Whyte
                                                      --------------------------
                                                      Hubert A.J. Whyte
                                                      President, Chief Executive
                                                      Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                            Title                      Date

   /s/ John Batty              Senior Vice President,              June 28, 2001
--------------------------     Chief Operating Officer,
   John Batty                  Chief Financial Officer,
                               CorporateSecretary,
                               (Principal Financial Officer and
                               Principal Accounting Officer)


   /s/ Dixon R. Doll           Director                            June 28, 2001
--------------------------
   Dixon R. Doll


   /s/ James K. Dutton         Director                            June 28, 2001
--------------------------
   James K. Dutton


   /s/ Walter J. Gill          Director                            June 28, 2001
--------------------------
   Walter J. Gill


   /s/ Peter Sommerer          Director                            June 28, 2001
--------------------------
   Peter Sommerer


   /s/ George M. Scalise       Director                            June 28, 2001
--------------------------
   George M. Scalise


   /s/ Hubert A.J. Whyte       President, Chief Executive          June 28, 2001
--------------------------     Officer and Director
   Hubert A.J. Whyte           (Principal Executive Officer)


   /s/ Hans A. Wolf            Chairman of the Board               June 28, 2001
--------------------------
   Hans A. Wolf

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.

                                   SCHEDULE II

                        Valuation and Qualifying Accounts

                                 (in thousands)

                                          Balance at    Charged to         Charged                       Balance
                                           Beginning     costs and        to other      Deduction/        at end
Description                                of period      expenses     accounts(1)       write off     of period
----------------------------------------------------------------------------------------------------------------
For the year ended March 31, 1999:

       Accounts receivable
              allowances                     $ 3,926            --         $ 4,679       $(5,230)        $ 3,375

For the year ended March 31, 2000:

       Accounts receivable
              allowances                     $ 3,375            --         $ 5,690       $(5,398)        $ 3,667

For the year ended March 30, 2001:

       Accounts receivable
              allowances                     $ 3,667            --         $ 1,515       $(3,055)        $ 2,127

----------

(1) Amount represents additions to accounts receivable allowances that were charged primarily to revenue.