Form 10-K/A
period 2001-03-30
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2001-06-29
CIK 752431

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A


(Mark One)

   X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------  SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended MARCH 30, 2001
                          --------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

For the transition period ended
                                           --------------------------------
Commission File Number 0-15323

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                    94-2904044
----------------------------------                  -------------------
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

The undersigned registrant hereby amends the following portion of its Annual Report on Form 10-K for the fiscal year ended March 30, 2001 as set forth in the page attached hereto:

                                            Signature Page


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            NETWORK EQUIPMENT TECHNOLOGIES, INC.
                                                                    (Registrant)


Date:  June 29, 2001                        By:     /s/ John C. Batty
                                               ---------------------------------
                                               John C. Batty
                                               Senior Vice President,
                                               Chief Operating Officer,
                                               Chief Financial Officer, and
                                               Corporate Secretary
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)

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

                                            NETWORK EQUIPMENT TECHNOLOGIES, INC.
                                                                    (REGISTRANT)



Date: June 28, 2001                         By:     /s/ Hubert A.J. Whyte
                                                 -------------------------------
                                              Hubert A.J. Whyte
                                              President, Chief Executive
                                              Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                                   Title                              Date

         /s/ John C. Batty                  Senior Vice President,                      June 28, 2001
------------------------------------        Chief Operating Officer,
         John C. Batty                      Chief Financial Officer, and
                                            Corporate Secretary
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)


         /s/ Dixon R. Doll                  Director                                    June 28, 2001
------------------------------------
         Dixon R. Doll


         /s/ James K. Dutton                Director                                    June 28, 2001
------------------------------------
         James K. Dutton


         /s/ David R. Laube                 Director                                    June 28, 2001
------------------------------------
         David R. Laube


         /s/ Thomas Rambold                 Director                                    June 28, 2001
------------------------------------
         Thomas Rambold


         /s/ Peter Sommerer                 Director                                    June 28, 2001
------------------------------------
         Peter Sommerer


         /s/ Hubert A.J. Whyte              President, Chief Executive                  June 28, 2001
------------------------------------        Officer and Director
         Hubert A.J. Whyte                  (Principal Executive Officer)


         /s/ Hans A. Wolf                   Chairman of the Board                       June 28, 2001
------------------------------------
         Hans A. Wolf
