Form 10-Q
period 2001-06-29
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2001-08-13
CIK 752431

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q



(Mark One)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----   EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2001
                               -------------
                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

For the transition period ended                            or
                                      ---------------------  -------------------


Commission File Number 0-15323


                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)




             Delaware                                            94-2904044
-----------------------------                             ----------------------
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

     The number of shares outstanding of the registrant's Common Stock, par value $.01, on June 29, 2001 was 21,972,002.


================================================================================

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.



                                      INDEX
                                      -----


                                                                           Page

                                                                          Number
                                                                          ------


PART I.       FINANCIAL INFORMATION



      Item 1. Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets -
              June 29, 2001 and March 30, 2001                                3

              Condensed Consolidated Statements of Operations and
              Statements of Comprehensive Income (Loss)- Quarters ended
              June 29, 2001 and June 30, 2000                                 4

              Condensed Consolidated Statements of Cash Flows -
              Quarters ended June 29, 2001 and June 30, 2000                  5

              Notes to Condensed Consolidated Financial Statements            6


      Item 2. Management's Discussion and Analysis of
              Results of Operations and Financial Condition                   8


      Item 3. Quantitative and Qualitative Disclosures About Market Risk     19


PART II.      OTHER INFORMATION


      Item 6  Exhibits and Reports on Form 8-K                               20


SIGNATURES                                                                   21

                                     Part I
                              FINANCIAL INFORMATION
Item 1.

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets
                     (In thousands except par value amounts)

                                                                                          JUN. 29,         MAR. 30,
                                                                                            2001             2001
-------------------------------------------------------------------------------------------------------------------
Assets                                                                                (unaudited)               (1)
    Current assets:
        Cash and cash equivalents                                                       $  18,104         $  20,471
        Restricted cash                                                                     1,053               540
        Temporary cash investments                                                        100,691           112,766
        Accounts receivable, net of allowances of $2,217 at June 29, 2001 and
           $2,127 at March 30, 2001                                                        22,786            29,825
        Inventories                                                                        23,300            20,122
        Prepaid expenses and other assets                                                  10,200             8,554
-------------------------------------------------------------------------------------------------------------------
            Total current assets                                                          176,134           192,278
-------------------------------------------------------------------------------------------------------------------

    Property and equipment, net                                                            26,339            25,565
    Software production costs, net                                                          1,563             2,102
    Goodwill and other intangible assets, net                                              12,175            13,036
    Other assets                                                                            2,491             2,365
-------------------------------------------------------------------------------------------------------------------
                                                                                        $ 218,702         $ 235,346
===================================================================================================================

Liabilities and Stockholders' Equity
    Current liabilities:
        Accounts payable                                                                $   7,592         $   8,478
        Accrued liabilities                                                                31,371            33,712
-------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                       38,963            42,190
-------------------------------------------------------------------------------------------------------------------

    Long-term liabilities:
        Capital leases                                                                         16                42
        71/4% redeemable convertible subordinated debentures                               24,706            24,706
        Other long term liabilities                                                           163               175
-------------------------------------------------------------------------------------------------------------------
            Total long term liabilities                                                    24,885            24,923
-------------------------------------------------------------------------------------------------------------------

    Stockholders' equity:
        Preferred stock, $.01 par value
            Authorized: 5,000 shares
            Outstanding: none                                                                   -                 -
        Common stock, $.01 par value
            Authorized: 50,000 shares
            Outstanding: 21,972 shares at June 29, 2001 and
               21,840 shares at March 30, 2001                                                220               218
        Additional paid in capital                                                        181,722           182,335
        Treasury stock                                                                     (3,597)           (4,768)
        Cumulative comprehensive income                                                        11               174
        Accumulated deficit                                                               (23,502)           (9,726)
-------------------------------------------------------------------------------------------------------------------
           Total stockholders' equity                                                     154,854           168,233
-------------------------------------------------------------------------------------------------------------------
                                                                                        $ 218,702         $ 235,346
===================================================================================================================

See accompanying notes to condensed consolidated financial statements (1) Derived from the March 30, 2001 audited consolidated financial statements

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
     Condensed Consolidated statements of operations and comprehensive loss
              (In thousands, except per share amounts - unaudited)

                                                                                                QUARTERS ENDED
                                                                                                --------------
                                                                                           JUN. 29,       JUN. 30,
                                                                                              2001           2000
-------------------------------------------------------------------------------------------------------------------
Revenue:
    Product revenue                                                                      $   16,333      $   22,513
    Service and other revenue                                                                 7,536          20,890
-------------------------------------------------------------------------------------------------------------------
        Total revenue                                                                        23,869          43,403
-------------------------------------------------------------------------------------------------------------------
Cost of sales:
    Cost of product revenue                                                                   9,851          12,159
    Cost of service and other revenue                                                         7,222          13,822
-------------------------------------------------------------------------------------------------------------------
        Total cost of sales                                                                  17,073          25,981
-------------------------------------------------------------------------------------------------------------------
Gross margin                                                                                  6,796          17,422
Operating expenses:
    Sales and marketing                                                                       9,313          11,494
    Research and development                                                                 10,553          10,375
    General and administrative                                                                3,315           3,196
    Amortization of goodwill and other intangible assets                                        861             801
-------------------------------------------------------------------------------------------------------------------
        Total operating costs                                                                24,042          25,866
-------------------------------------------------------------------------------------------------------------------
           Loss from operations                                                             (17,246)         (8,444)
Interest income                                                                               1,758           1,868
Interest expense                                                                               (468)           (539)
Other income (expense)                                                                        2,210             432
-------------------------------------------------------------------------------------------------------------------
           Loss before income taxes                                                         (13,746)         (6,683)
Income tax provision                                                                             26              15
-------------------------------------------------------------------------------------------------------------------
           Net loss                                                                      $  (13,772)     $   (6,698)
===================================================================================================================
Loss per share:
    Basic                                                                                $    (0.63)     $   (0.31)
    Diluted                                                                              $    (0.63)     $   (0.31)
===================================================================================================================

Shares used in per share computation:
    Basic                                                                                    21,928          21,587
    Diluted                                                                                  21,928          21,587
===================================================================================================================
Consolidated Statements of Comprehensive Loss
-------------------------------------------------------------------------------------------------------------------
Net loss                                                                                 $  (13,772)     $   (6,698)
Other comprehensive income (loss), net of tax:
    Cumulative translation adjustments                                                           50            (162)
    Net unrealized gains (losses) on securities,
        net of taxes of $0                                                                     (213)            195
-------------------------------------------------------------------------------------------------------------------

           Comprehensive loss                                                            $  (13,935)     $   (6,665)
===================================================================================================================


See accompanying notes to condensed consolidated financial statements

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands - unaudited)

                                                                                             QUARTERS ENDED
                                                                                             --------------
                                                                                         JUN. 29,         JUN. 30,
                                                                                           2001             2000
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                                         $   20,471        $   28,024

Cash flows from operating activities:
    Net loss                                                                              (13,772)           (6,698)
    Adjustments required to reconcile net loss to net
        cash provided by (used for) operations:
           Depreciation and amortization                                                    3,833             4,982
           Amortization of goodwill and intangibles                                           861               801
           Stock compensation                                                                   3                 -
           Loss on disposition of property and equipment                                      314               235
           Changes in assets and liabilities:
               Accounts receivable                                                          7,039            (1,993)
               Inventories                                                                 (3,178)              166
               Prepaid expenses and other assets                                           (1,819)              548
               Accounts payable                                                              (872)             (350)
               Accrued liabilities                                                         (2,360)           (2,468)
-------------------------------------------------------------------------------------------------------------------
        Net cash used in operating activities                                              (9,951)           (4,777)
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Purchases of temporary cash investments                                               (21,307)          (21,255)
    Proceeds from maturities of temporary cash investments                                 33,169             4,769
    Purchases of property and equipment                                                    (4,271)           (2,091)
    Cash paid for acquisition of company                                                        -            (1,500)
    (Increase) decrease in restricted cash                                                   (513)                -
    Other                                                                                    (128)           (1,286)
-------------------------------------------------------------------------------------------------------------------
        Net cash provided by (used for) investing activities                                6,950           (21,363)
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Sale of common stock                                                                      557               905
    Repurchase of common stock                                                                  -            (1,413)
    Insurance settlement proceeds                                                               -            10,000
-------------------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                                             557             9,492
-------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                        77               425
        Net decrease in cash and cash equivalents                                          (2,367)          (16,223)
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                               $   18,104        $   11,801
===================================================================================================================

Other cash flow information:
    Cash paid during the year:
        Interest                                                                       $      902        $      900
    Non-cash investing and financing activities:
        Unrealized gain (loss) on available-for-sale securities                        $     (213)       $      195


See accompanying notes to the condensed consolidated financial statements

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Network Equipment Technologies, Inc. doing business as net.com ("net.com") and its subsidiaries. Intercompany accounts and transactions have been eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position as of June 29, 2001, and the results of operations and cash flows for the quarters ended June 29, 2001 and June 30, 2000. These financial statements should be read in conjunction with the March 30, 2001 audited consolidated financial statements and notes thereto. The results of operations for the quarter ended June 29, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending March 29, 2002.

2. INVENTORIES

Inventories are stated at lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs. Inventories at June 29, 2001 and March 30, 2001 consisted of the following:


(Dollars in thousands)                    June 29, 2001           March 30, 2001
--------------------------------------------------------------------------------

Purchased components                           $  4,811                 $  4,198

Work-in-process                                  17,051                   14,860

Finished goods                                    1,438                    1,064
--------------------------------------------------------------------------------
                                               $ 23,300                 $ 20,122
================================================================================

3. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share have been computed based upon the weighted average number of common shares outstanding for the periods presented. For diluted earnings per share, shares used in the per share computation include weighted average common and potentially dilutive shares outstanding. Potentially dilutive shares consist of shares issuable upon the assumed exercise of dilutive stock options. These shares totaled 67,000 and 158,000 for the quarters ended June 29, 2001 and June 30, 2000, respectively. The shares for the quarters ended June 29, 2001 and June 30, 2000 were excluded from the per share computation because they were anti-dilutive. Additionally, there were 784,000 shares of Common Stock issuable upon conversion of debentures. These shares, and the related effect of the accrued interest on the debentures, were not included in the calculation of diluted earnings per share for the periods June 29, 2001 and June 30, 2000, as their inclusion would have been antidilutive in both periods.

4. COMPREHENSIVE LOSS

Cumulative comprehensive loss at June 29, 2001 and March 30, 2001 is comprised of cumulative foreign translation adjustments of ($657,000) and ($707,000), respectively, and cumulative net unrealized gains on available-for-sale securities of $668,000 and $881,000, respectively.

5. RESTRUCTURE COSTS

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

Through June 29, 2001, net.com made payments in connection with its plan of business reorganization for severance, outplacement and office closure costs in the amount of $17.7 million. During fiscal 2001, net.com evaluated the adequacy of the remaining liability for restructure charges. This evaluation resulted in a credit to operating expenses of $1.4 million.

The remaining liability for restructure charges is $1.1 million. Net.com believes that all costs associated with its plan of business reorganization will be paid not later than fiscal 2003.


6. RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, establishes accounting and reporting standards for derivative instruments. Adoption of this statement has not materially impacted our consolidated financial condition, results of operations or cash flows. This statement was effective for us beginning March 31, 2001.

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No.142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination and SFAS No. 142 addresses the initial recognition and measurement of intangibles assets acquired outside of a business combination whether acquired individually or with a group of other assets. SFAS No. 142 also addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. We are required to adopt SFAS No. 142 no later than our fiscal year beginning March 30, 2002. At this time no evaluation of the impact of adopting SFAS 142 has been performed.


7. ASSETS ACQUISITION

In the first quarter of fiscal 2001, we acquired the assets of privately held Convergence Equipment Company ("Convergence") from Global Communication Technologies, Inc. for $1.5 million in cash. Convergence designs and manufactures next generation IP (internet protocol) telephony platforms. The acquisition was accounted for as a purchase. Included in the transaction is property, plant and equipment valued at $300,000 and the Convergence engineering team, intellectual property, and a full-featured IP voice switch valued at $1.2 million. The $1.2 million is classified as an intangible asset and is amortized, based on a five year life.


8. SALE OF N.E.T. FEDERAL, INC.'S PROFESSIONAL SERVICE BUSINESS

On December 1, 2000, we sold the assets of our federal services business ("F.S.B.") to CACI International, Inc. ("CACI"). The operating results of the F.S.B. has been excluded from the consolidated statements of operations since the date of sale. Had the sale taken place at the beginning of fiscal year 2000, the unaudited pro forma results of operations would have been as follows for the quarter ended June 30, 2000 (in thousands except for per share data):



                                                  Quarter ended
                                       June 29, 2001             June 30, 2000
                                       ---------------------------------------
    Net revenues                        $     23,869              $     31,237
    Net  loss                                (13,772)                  (10,501
    Basic and diluted loss per share           (0.63)                    (0.49)


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

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


This discussion and analysis should be read in conjunction with Part II of the Company's Form 10-K for the fiscal year ended March 30, 2001.

Statements made in this Management's Discussion and Analysis or elsewhere in this quarterly report or other communications (including press releases and analyst calls) contain forward-looking statements that involve risk and uncertainty. These statements relate to future events or to our future financial results. Forward-looking statements can often be identified by words such as "may", "will", "should", "expect", "anticipate", "believe", "estimate" or words of similar import. Our actual results may differ significantly from those anticipated by any forward-looking statement as a result of a number of factors, trends, and risks - many beyond our control. These factors and risks are discussed further in the Business Environment and Risk Factors below and in the Company's Form 10-K for the year ending March 30, 2001. We do not undertake an obligation to update these forward-looking statements or risk factors to reflect future events or circumstances.


RESULTS OF OPERATIONS

The following table depicts selected data derived from the Company's Consolidated Statements of Operations expressed as a percentage of revenue for the periods presented:

-------------------------------------------------------------------------------------------------------------------
                                                                                      Quarter Ended
                                                                                      -------------

Percent of Revenue                                                        June 29, 2001           June 30, 2000
-------------------------------------------------------------------------------------------------------------------

Product revenue                                                               68.4%                   51.9%

Service and other revenue                                                     31.6                    48.1

Total revenue                                                                100.0                   100.0


Product gross margin                                                          39.7                    46.0

Service and other revenue gross margin                                         4.2                    33.8

Total gross margin                                                            28.5                    40.1


Sales and marketing                                                           39.0                    26.5

Research and development                                                      44.2                    23.9

General and administrative                                                    13.9                     7.4

Amortization of intangibles                                                    3.6                     1.8

Total operating expenses                                                     100.7                    59.6


Loss from operations                                                         (72.3)                  (19.4)


Net loss                                                                     (57.7)%                 (15.4)%
------------------------------------------------------------------------------------------------------------------------------------


REVENUE

Total revenue for the first quarter of fiscal 2002 decreased 45.0% or $19.5 million to $23.9 million from $43.4 million for the first quarter of fiscal 2001. Product revenue decreased 27.5% or $6.2 million to $16.3 million from

$22.5 million compared to the same period in fiscal 2001. The decrease in product revenue is primarily the result of lower sales of our circuit switched or "narrowband" product line, Promina (R), which accounts for the majority of our product sales worldwide. The market for narrowband products is declining as the market for packet switched or "Broadband" products is increasing. In addition, we completed the end of life for our "Sonic Transmission Mode", ("STM"), product line at the end of fiscal year 2001. Product revenue for the STM product line in the first quarter of fiscal 2002 was $37,500 compared to $1.4 million in the first quarter of fiscal 2001. We are currently developing new products for the broadband equipment market, which are intended to offset the decline in revenue of our Promina product line. We expect to generate product revenue from the broadband products in the second half of fiscal 2002.

Service and other revenue for the first quarter of fiscal 2002 decreased 63.9% to $7.5 million from $20.9 million for the first quarter of fiscal 2001. The decrease in service and other revenue is primarily the result of our sale of the Federal Services Business (F.S.B.) to CACI International Inc. in the third quarter of fiscal 2001. Service and other revenue from the F.S.B. in the first quarter of fiscal 2002 was $600,000 compared to $12.2 million in the first quarter of fiscal 2001. In addition, service and other revenue declined in the first quarter of fiscal 2002 as a result of a decline in the installed base of equipment that requires ongoing service support. As part of our broadband strategy, we are developing new service creation solutions that we expect will expand our service offerings and offset part of the decline in service and other revenue from the narrowband service offerings.


GROSS MARGIN

Total gross margin, comprised of product and service margin, decreased as a percentage of total revenue to 28.5% in the first quarter of fiscal 2002 compared to 40.1% in the first quarter of fiscal 2001. Total gross margins declined primarily as a result of significantly lower service and other revenue. Product revenue gross margins in the first quarter of fiscal 2002 declined to 39.7% from 46.0% in the first quarter of fiscal 2001. The decrease in product gross margin resulted from unfavorable manufacturing variances that resulted from lower product revenue and a charge of $690,000 for additional inventory reserves that were required for excess narrowband inventory.

Service and other revenue gross margins decreased to 4.2% in the first quarter of fiscal 2002 from 33.8% in the first quarter of fiscal 2001. The decline is primarily from the reduction in service and other revenue as a result of the sale of the F.S.B.. In addition, compensation related costs for service personnel was higher as a result of increased headcount required for the support of on-going field trials related to the new broadband products.


OPERATING EXPENSES

Operating expenses in the first quarter of fiscal 2002 decreased $1.8 million to $24.0 million compared to $25.9 million in the first quarter of fiscal 2001. Operating expenses as a percentage of total revenue increased to 100.7% in the first quarter of fiscal 2002, compared to 59.6% in the first quarter of fiscal 2001. The lower operating expenses are primarily a result of less sales and marketing expense, partially offset by higher research and development expense and higher general and administrative expense. The increase in operating expenses as a percentage of total revenue is primarily the result of lower revenues.

Sales and marketing expenses in the first quarter of fiscal 2002 decreased $2.2 million to $9.3 million compared to $11.5 million in the first quarter of fiscal 2001. Sales and marketing expenses as a percentage of total revenue increased to 39.0% in the first quarter of fiscal 2002, compared to 26.5% in the first quarter of fiscal 2001. The decrease in spending is the result of lower compensation related expenses as result of reduced headcount and reduced product revenues. We expect sales and marketing expenses to vary as a percentage of sales volume for the remainder of the fiscal year.

Research and development expense in the first quarter of fiscal 2002 increased $178,000 to $10.6 million compared to $10.4 million in the first quarter of fiscal 2001. Research and development expense as a percentage of total revenue increased to 44.2% in the first quarter of fiscal 2002 from 23.9% in the first quarter of fiscal 2001. The increase in spending is primarily the result of prototype material expenses that are required for the new broadband products development. We expect research and development spending in future periods to remain constant or to decrease slightly compared to the first quarter of fiscal 2002 as we balance the priority of cost control and the importance of development for the new broadband products.

General and administrative expense in the first quarter of fiscal 2002 increased $119,000 to $3.3 million compared to $3.2 million in first quarter of fiscal 2001. General and administration expense as a percentage of total revenue increased to 13.9% in the first quarter of fiscal 2002 from 7.4% in the first quarter of fiscal 2001. The increase in spending is primarily from third party legal costs that are partially offset by lower compensation related expenses as a result of reduced headcount. We expect general and administrative expense in the future periods to remain constant or to decrease slightly compared to the first quarter of fiscal 2002.

Amortization of goodwill and other intangibles expense in the first quarter of fiscal 2002 was $861,000 compared to $801,000 in the first quarter of fiscal 2001. The amortization expense is a result of two acquisitions, FlowWise Networks, Inc. that occurred in the third quarter of fiscal 2000 and Convergence Equipment Company that occurred in the first quarter of fiscal 2001. The amortization for Convergence Equipment Company did not begin until the second quarter of fiscal 2001 and is the reason for the difference quarter-over quarter. We are amortizing the Goodwill and other intangibles on a straight-line basis based on a five year life.


NON-OPERATING ITEMS

Interest income, primarily related to cash investments decreased $110,000 in the first quarter of fiscal 2002 to $1.8 million compared to $1.9 million in the first quarter of fiscal 2001. The decrease in interest income is the result of lower yields on short-term cash investments as a result of lower interest rates.

Interest expense from: 1) the 7 1/4% convertible subordinated debentures, and 2) the debt obligations assumed by net.com as part of the acquisition of FlowWise decreased $71,000 to $468,000 compared to $539,000 from the comparable period in fiscal 2001. The decrease is primarily related to reduction in principal for debt obligations.

Other income in the first quarter of fiscal 2002 increased $1.8 million to $2.2 million compared to $432,000 in the first quarter of fiscal 2001. Other income in the first quarter of fiscal 2002 consisted principally of a $2.5 million gain as a result of certain milestones being met regarding contract renewals as part of the sale of the Federal Services Business to CACI International Inc.

The first quarter of fiscal 2002 included a tax provision of $26,000 compared to $15,000 in the first quarter of fiscal 2001.


LIQUIDITY AND CAPITAL RESOURCES

As of June 29, 2001, we had cash and cash equivalents of $18.1 million, restricted cash of $1.1 million and short-term investments of $100.7 million for a total of $119.8 million as compared to $133.8 million at the end of fiscal 2001. The decrease in cash, cash equivalents, restricted cash, and short term cash investments was primarily the result of the net operating losses and the related effect on cash.

Net cash used in operating activities in the first quarter of fiscal 2002 was $10.0 million compared to net cash used in operating activities of $4.8 million in the first quarter of fiscal 2001. The net increase in cash used by operations in the first quarter of fiscal 2002 resulted primarily from a net loss of $13.8 million, an increase in inventory of $3.2 million, an increase in prepaid expenses of $1.8 million and decreases in accrued liabilities and accounts payable totaling $3.2 million. Net cash provided by operations included a reduction in accounts receivable of $7.0 million and the adjustment for depreciation and amortization of $4.7 million.

Net cash provided from investing activities was $7.0 million in the first quarter of fiscal 2002 compared to net cash used for investing activities of $21.4 million in the first quarter of fiscal 2001. Net cash provided from investing activities in the first quarter of fiscal 2002 consisted primarily from the proceeds from maturing temporary cash investments of $33.2 million, partially offset by net cash used for investing activities for purchases of temporary cash investments of $21.3 million and purchases of property and equipment of $4.3 million.

Net cash provided by financing activities in the first quarter of fiscal 2002 was $557,000 compared $9.5 million in the first quarter of fiscal 2001. The $557,000 in the first quarter of fiscal 2002 resulted from the sale of common stock from the employee stock purchase plan whereas the $9.5 million in the first quarter of fiscal 2001 was primarily due to the receipt of $10.0 million in cash in relation to our insurance settlement for construction defects at our Fremont campus.

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


WE HAVE INCURRED NET LOSSES IN FISCAL YEAR 2000 AND 2001 AND EXPECT TO INCUR FUTURE LOSSES.

For the past two fiscal years we have incurred net losses. Our ability to achieve profitability on a continuing basis will depend on the successful design, development, testing, introduction, marketing, and broad commercial distribution of our new broadband equipment products, specifically our SCREAM(TM) product line and to a lesser degree our SHOUTIP product line. We expect to continue to incur significant product development, sales and marketing and administrative expenses as we continue to maintain support of our existing products and customers while launching new products. Although we have taken a number of measures to reduce expenditures, most of our operating expenses are fixed in the short term making it difficult to reduce expenses rapidly. At the current revenue levels our operating expenses are too high to enable us to be profitable. In order to achieve profitability, we need to generate significant sales growth from our SCREAM product line or decrease expenses, in order to offset declines in the sales of our existing Promina product line.


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


OUR STOCK PRICE MAY BE VOLATILE.

Our common stock has experienced substantial price volatility, particularly as a result of variations between our actual or anticipated financial results and the published expectations of analysts, and as a result of announcements by our competitors and us. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies, in particular technology companies, and that have often been unrelated to the operating performance of these companies. These factors, as well as general economic, industry specific, and political conditions, may materially adversely affect the market price of our common stock in the future. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options.


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


A CONTINUATION OF THE DOWN TURN IN THE NATIONAL ECONOMY COULD MATERIALLY IMPACT OUR REVENUE AND AS A RESULT, EARNINGS AND OUR STOCK PRICE.

Growth in the United States economy slowed significantly in the later part of fiscal year 2001 and has continued into fiscal year 2002. Companies in many different market sectors have been impacted by the slow down. Telecommunications and other technology related markets in particular have seen growth slow significantly. This slow growth has led to decreased revenue or earnings, which in turn has led to declines in the stock price for the technology sector as a whole. We have seen our stock price decrease along with our competitors and others in technology. Should the United States economy continue its slow down, our revenues, earnings and ultimately our stock price could be materially affected.


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

In addition, in order to realize the full economic benefits of the sale, net.com must facilitate the assignment and extension of certain contracts with the Federal Government that trigger up to an additional $10.5 million of consideration under the divestiture agreement. If the divestiture of our FSB proves unsuccessful, it could have an adverse impact on our business, financial condition or results of operation.


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


WE HAVE OFFERED AND MAY CONTINUE TO OFFER CUSTOMER FINANCING ARRANGEMENTS.

Historically, our customers have been comprised of larger corporate enterprises or well-established service providers. Over the past three fiscal years, we have targeted several emerging global carriers, international voice resellers and smaller rural incumbent local exchange carriers ("ILECS") and CLECS. These companies generally do not have substantial operating histories or significant capital resources and often do not qualify for credit from traditional lending sources. Consequently, vendor-financing programs have become a competitive factor in obtaining business. We have worked with customers and third-party financial institutions to finance projects through negotiated financing arrangements or leases. This program includes a loss sharing provision under which there is limited recourse to us in the event of default. In addition, we entered into a loss sharing agreement with one of our resellers wherein we share in a percentage of any loss arising from a customer's failure to pay the reseller for our equipment. Both of these programs are for companies based in the United States only. As of June 29, 2001 we had $4.7 million of outstanding lease financing that was subject to limited recourse provisions. We have experienced losses due to customers failing to meet their obligations and demands by lessors under recourse provisions. Any significant increase in the use of vendor financing by our customers or any further degradation of the market in which our customers compete could increase our exposure to credit risk and have a material adverse effect on our operating results and financial condition.


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


THE COMPLETION OF THE ACTIVITIES NECESSARY TO EFFECT THE MOVE TO OUR NEW CAMPUS MAY CAUSE INTERRUPTION TO OUR BUSINESS

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


THE UPGRADE OF OUR INFORMATION TECHNOLOGY INFRASTRUCTURE MAY EXPOSE THE COMPANY TO DISRUPTION OF OPERATIONS.

We are in the process of upgrading and consolidating our core business process systems onto a new Oracle ERP platform and we are currently going live with this system. We expect to incur significant costs relating to this upgrade. The scope of this project includes our order management, financial, human resource, quality, and manufacturing systems, and encompasses our global operations. The purpose of the project is to consolidate several legacy systems into one, to enable more effective decision support capabilities and to allow us to scale our business more cost effectively. Any significant problems experienced with the turn-on of the new systems could prevent us from timely processing orders and shipping products. These problems could impact the quarter's revenue and customer relations and could have a material adverse impact on business, operating results, and financial condition.


Item 3.

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


There has been no material change from the information as reported in the Form 10-K for the fiscal year ended March 30, 2001. Refer to the Quantitative and Qualitative Disclosures section in the Form 10-K for fiscal year ended March 30, 2001 for information on the financial instruments.

                                    PART II.
                                OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
         None

(b)      Report on Form 8-K
         None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          NETWORK EQUIPMENT
                                          TECHNOLOGIES, INC.









Dated:  August 13, 2001                   /s/ Hubert A.J. Whyte
                                          -------------------------------------
                                          Hubert A.J. Whyte
                                          President and Chief Executive Officer









                                          /s/ John C. Batty
                                          -------------------------------------
                                          John C. Batty
                                          Senior Vice President,
                                          Chief Operating Officer and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)