Form 10-Q
period 2001-09-28
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2001-11-13
CIK 752431

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the quarterly period ended September 28, 2001
                               ------------------

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the transition period ended                                 or
                                      -------------------------    -


Commission File Number 0-15323


                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)



     DELAWARE                                                  94-2904044
-------------------                                       ------------------
  (State or other jurisdiction                            (I.R.S. Employer

       of incorporation or                            Identification Number)

           organization)

                            6530 PASEO PADRE PARKWAY

                                FREMONT, CA 94555

                                 (510) 713-7300
                                 ---------------

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
        The number of shares outstanding of the registrant's Common Stock, par value $.01, on September 28, 2001 was 22,116,016.

================================================================================

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.


                                      INDEX
                                      ------


                                                                                       Page
                                                                                       Number
                                                                                       ------

PART I.     FINANCIAL INFORMATION


   Item 1.  Condensed Consolidated Financial Statements

                     Condensed Consolidated Balance Sheets -
                     September 28, 2001 and March 30, 2001                                3


                     Condensed Consolidated Statements of Operations and
                     Statements of Comprehensive Loss- Quarter and Six Months ended
                     September 28, 2001 and September 29, 2000                            4


                     Condensed Consolidated Statements of Cash Flows -
                     Six months ended September 28, 2001 and September 29, 2000           5


                     Notes to Condensed Consolidated Financial Statements                 6

   Item 2.  Management's Discussion and Analysis of

                     Results of Operations and Financial Condition                        8


   Item 3.  Quantitative and Qualitative Disclosures About Market Risk                   19


PART II. OTHER INFORMATION


   Item 4.  Submission of Matters to a Vote of Security Holders                          19


   Item 5.  Other Information


   Item 6.  Exhibits and Reports on Form 8-K                                             20


SIGNATURES                                                                               21

                                     PART I
                              FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands except par value amounts)



                                                                                       SEP. 28,           MAR. 30,
                                                                                         2001               2001
-------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                (unaudited)                (1)
    Current assets:
        Cash and cash equivalents                                                       $   9,531         $  20,471
        Restricted cash                                                                    11,160               540
        Temporary cash investments                                                         90,983           112,766
        Accounts receivable, net of allowances of $2,567 at September 28, 2001 and
           $2,127 at March 30, 2001                                                        21,460            29,825
        Inventories                                                                        19,447            20,122
        Prepaid expenses and other assets                                                   7,064             8,554
-------------------------------------------------------------------------------------------------------------------
            Total current assets                                                          159,645           192,278
-------------------------------------------------------------------------------------------------------------------

    Property and equipment, net                                                            28,201            25,565
    Software production costs, net                                                          1,167             2,102
    Goodwill and other intangible assets, net                                              11,314            13,036
    Other assets                                                                            2,182             2,365
-------------------------------------------------------------------------------------------------------------------
                                                                                        $ 202,509         $ 235,346
===================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
        Accounts payable                                                                $   7,269         $   8,478
        Accrued liabilities                                                                28,084            33,712
-------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                       35,353            42,190
-------------------------------------------------------------------------------------------------------------------

    Long-term liabilities:
        Capital leases                                                                          4                42
        71/4% redeemable convertible subordinated debentures                                24,706           24,706
        Other long term liabilities                                                           165               175
-------------------------------------------------------------------------------------------------------------------
            Total long term liabilities                                                    24,875            24,923
-------------------------------------------------------------------------------------------------------------------

    Stockholders' equity:
        Preferred stock, $.01 par value
            Authorized: 5,000 shares
            Outstanding: none                                                                   -                 -
        Common stock, $.01 par value
            Authorized: 50,000 shares
            Outstanding: 22,116 shares at September 28, 2001 and
               21,840 shares at March 30, 2001                                                221               218
        Additional paid in capital                                                        180,876           182,335
        Treasury stock                                                                     (2,284)           (4,768)
        Cumulative comprehensive income                                                       322               174
        Accumulated deficit                                                               (36,854)           (9,726)
-------------------------------------------------------------------------------------------------------------------
           Total stockholders' equity                                                     142,281           168,233
-------------------------------------------------------------------------------------------------------------------
                                                                                        $ 202,509         $ 235,346
===================================================================================================================

See accompanying notes to condensed consolidated financial statements
(1) Derived from the March 30, 2001 audited consolidated financial statements

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
      CONDENSEDCONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
              (In thousands, except per share amounts - unaudited)


                                                               QUARTERS ENDED                  SIX MONTHS ENDED
                                                               --------------                  ----------------
                                                          SEP. 28,       SEP. 29,          SEP. 28,       SEP. 29,
                                                            2001           2000              2001           2000
-------------------------------------------------------------------------------------------------------------------
Revenue:
    Product revenue                                      $  18,360      $   20,622       $   34,693      $   43,135
    Service and other revenue                                6,491          21,935           14,027          42,825
-------------------------------------------------------------------------------------------------------------------
        Total revenue                                       24,851          42,557           48,720          85,960
-------------------------------------------------------------------------------------------------------------------
Cost of sales:
    Cost of product revenue                                 11,888          11,002           21,739          23,161
    Cost of service and other revenue                        6,208          13,556           13,430          27,378
-------------------------------------------------------------------------------------------------------------------
        Total cost of sales                                 18,096          24,558           35,169          50,539
-------------------------------------------------------------------------------------------------------------------
Gross margin                                                 6,755          17,999           13,551          35,421
Operating expenses:
    Sales and marketing                                      8,504          11,631           17,817          23,125
    Research and development                                 9,326           9,406           19,879          19,781
    General and administrative                               3,060           3,382            6,375           6,578
    Amortization of goodwill and other intangible assets       861             861            1,722           1,662
    Restructure costs (benefits)                                 -            (158)               -            (158)
-------------------------------------------------------------------------------------------------------------------
        Total operating costs                               21,751          25,122           45,793          50,988
-------------------------------------------------------------------------------------------------------------------

           Loss from operations                            (14,996)         (7,123)         (32,242)        (15,567)
Interest income                                              1,863           1,947            3,621           3,815
Interest expense                                              (459)           (575)            (927)         (1,114)
Other income (expense)                                         228            (442)           2,438             (10)
-------------------------------------------------------------------------------------------------------------------
           Loss before income taxes                        (13,364)         (6,193)         (27,110)        (12,876)
Income tax provision (benefit)                                  (9)              9               17              24
-------------------------------------------------------------------------------------------------------------------
           Net loss                                      $ (13,355)     $   (6,202)      $  (27,127)     $  (12,900)
===================================================================================================================

Loss per share:
    Basic and diluted                                    $   (0.61)     $    (0.29)      $    (1.23)     $   (0.60)
===================================================================================================================

Shares used in per share computation:
    Basic and diluted                                       22,016          21,619           21,996          21,574
===================================================================================================================

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
-------------------------------------------------------------------------------------------------------------------
Net loss                                                 $ (13,355)     $   (6,202)      $  (27,127)     $  (12,900)
Other comprehensive income (loss), net of tax:
    Cumulative translation adjustments                         (50)            211                -              49
    Net unrealized gains on securities,
        net of taxes of $0                                     362             226              148             421
-------------------------------------------------------------------------------------------------------------------

           Comprehensive loss                            $ (13,043)     $   (5,765)      $  (26,979)     $  (12,430)
===================================================================================================================



See accompanying notes to condensed consolidated financial statements

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands - unaudited)

                                                                                     SIX MONTHS ENDED
                                                                                     ----------------
                                                                                 SEP. 28,         SEP. 29,
                                                                                  2001             2000
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                              $   20,471        $   14,880

Cash flows from operating activities:
    Net loss                                                                     (27,127)          (12,900)
    Adjustments required to reconcile net loss to net
        cash provided by (used for) operations:
           Depreciation and amortization                                           7,171             9,800
           Amortization of goodwill and intangibles                                1,722             1,662
           Gain on sale of Federal Services Business                              (2,500)                -
           Loss on disposition of property and equipment                             304               235
           Changes in assets and liabilities:
               Accounts receivable                                                 8,365            (2,311)
               Inventories                                                           675              (472)
               Prepaid expenses and other assets                                   1,527            (1,026)
               Accounts payable                                                   (1,221)           (1,697)
               Accrued liabilities                                                (5,736)           (2,175)
----------------------------------------------------------------------------------------------------------
        Net cash used in operating activities                                    (16,820)           (8,884)
----------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Purchases of temporary cash investments                                      (48,872)          (33,354)
    Proceeds from maturities of temporary cash investments                        70,803            27,752
    Purchases of property and equipment                                           (9,037)           (3,696)
    Proceeds from sale of Federal Services Business                                2,500                 -
    Cash paid for acquisition of company                                               -            (1,500)
    (Increase) decrease in restricted cash                                       (10,620)           11,368
    Other                                                                            192             2,379
----------------------------------------------------------------------------------------------------------
        Net cash provided by investing activities                                  4,966             2,949
----------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Sale of common stock                                                           1,045             2,211
    Repurchase of common stock                                                         -            (1,413)
    Insurance settlement proceeds                                                      -            10,000
----------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                                  1,045            10,798
----------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                             (131)            1,051

----------------------------------------------------------------------------------------------------------
        Net increase (decrease) in cash and cash equivalents                     (10,940)            5,914
----------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                    $    9,531        $   20,794
==========================================================================================================

Other cash flow information: Cash paid (refunded) during the period:
        Interest                                                              $      905        $      906
        Income taxes                                                          $   (1,379)       $        -
    Non-cash investing and financing activities:
        Unrealized gain (loss) on available-for-sale securities               $      148        $      226



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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position as of September 28, 2001, the results of operations for the quarters ended September 28, 2001 and September 29, 2000, and the results of operations and cash flows for the six months ended September 28, 2001 and September 29, 2000. These financial statements should be read in conjunction with the March 30, 2001 audited consolidated financial statements and notes thereto. The results of operations for the quarter and six months ended September 28, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending March 29, 2002.

2. INVENTORIES

Inventories are stated at lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs. Inventories at September 28, 2001 and March 30, 2001 consisted of the following:

(Dollars in thousands)               September 28, 2001           March 30, 2001
--------------------------------------------------------------------------------

Purchased components                           $  4,590                 $  4,198

Work-in-process                                  12,975                   14,860

Finished goods                                    1,882                    1,064
-------------------------------------------------------------------------------
                                               $ 19,447                 $ 20,122
================================================================================

3. LOSS PER SHARE

Basic loss per share have been computed based upon the weighted average number of common shares outstanding for the periods presented. For diluted earnings per share, shares used in the per share computation include weighted average common and potentially dilutive shares outstanding. Potentially dilutive shares consist of shares issuable upon the assumed exercise of dilutive stock options. These shares totaled 32,000 and 363,000 for the quarters ended September 28, 2001 and September 29, 2000, respectively. The shares for the quarters ended September 28, 2001 and September 29, 2000 were excluded from the per share computation because they were anti-dilutive. Additionally, there were 784,000 shares of Common Stock issuable upon conversion of debentures. These shares, and the related effect of the accrued interest on the debentures, were not included in the calculation of diluted earnings per share for the quarters ended September 28, 2001 and September 29, 2000, as their inclusion would have been antidilutive in both periods.

4. COMPREHENSIVE LOSS

Cumulative comprehensive loss at September 28, 2001 and March 30, 2001 is comprised of cumulative foreign translation adjustments of ($707,000) and ($707,000), respectively, and cumulative net unrealized gains on available-for-sale securities of $1,029,000 and $881,000 million, respectively.

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

Through September 28, 2001, net.com made payments in connection with its plan of business reorganization for severance, outplacement and office closure costs in the amount of $18.1 million. During fiscal 2001, net.com evaluated the adequacy of the remaining liability for restructure charges. This evaluation resulted in a credit to operating expenses of $1.4 million.

The remaining liability for restructure charges is $753,000. Net.com believes that all costs associated with its plan of business reorganization will be paid not later than fiscal 2003.

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

In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its consolidated financial statements.

7. ASSETS ACQUISITION

In the first quarter of fiscal 2001, we acquired the assets of privately held Convergence Equipment Company ("Convergence") from Global Communication Technologies, Inc. for $1.5 million in cash. Convergence designs and manufactures next generation IP (internet protocol) telephony platforms. The acquisition was accounted for as a purchase. Included in the transaction is property, plant and equipment valued at $300,000 and the Convergence engineering team, intellectual property, and a full-featured IP voice switch valued at $1.2 million. The $1.2 million is classified as an intangible asset and is amortized, based on a five year life until adoption of SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS.

8. SALE OF N.E.T. FEDERAL, INC.'S PROFESSIONAL SERVICE BUSINESS

On December 1, 2000, we sold the assets of our Federal Services Business to CACI International, Inc. ("CACI"). The operating results of the Federal Services Business has been excluded from the consolidated statements of operations since the date of sale. Had the sale taken place at the beginning of fiscal year 2000, the unaudited pro forma results of operations would have been as follows for the quarter and six months ended September 29, 2000 (in thousands except for per share data):

                                                     Quarter ended                       Six months ended
                                             SEP. 28, 2001    SEP. 29, 2000       SEP. 28, 2001    SEP. 29, 2000
                                             -------------------------------------------------------------------
         Net revenues                          $ 24,851         $  30,208           $  48,720         $ 61,445
         Net  loss                              (13,355)          (10,424)            (27,127)         (20,925)
         Basic and diluted loss per share         (0.61)            (0.48)              (1.23)           (0.97)

The pro forma results of operations give effect to certain adjustments, including adding back the effect of fixed corporate allocations.

In determining the allocation of certain revenues and expenses, management has made estimates and assumptions that affect the reported amount of Federal Services Business revenues and expenses. Actual results could differ from these amounts.
                                     Page 7

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


                              RESULTS OF OPERATIONS


The following table depicts selected data derived from the Company's Consolidated Statements of Operations expressed as a percentage of revenue for the periods presented:



-------------------------------------------------------------------------------------------------
                                                Quarter Ended           Six Months Ended
                                                -------------           ----------------

                                             Sept. 28,   Sept. 29,    Sept. 28,   Sept. 29,

PERCENT OF REVENUE                             2001        2000         2001        2000
---------------------------------------------------------------------------------------------

Product revenue                                 73.9        48.5         71.2        50.2

Service and other revenue                       26.1        51.5         28.8        49.8
                                               -----       -----        -----       -----

     Total revenue                             100.0       100.0        100.0       100.0
                                               -----       -----        -----       -----


Product gross margin                            35.3        46.6         37.3        46.3

Service and other revenue gross margin           4.4        38.2          4.3        36.1
                                               -----      ------        -----      ------

     Total gross margin                         27.2        42.3         27.8        41.2
                                              ------      ------       ------      ------


Sales and marketing                             34.2        27.3         36.6        26.9

Research and development                        37.5        22.1         40.8        23.0

General and administrative                      12.3         7.9         13.1         7.7

Amortization of intangibles                      3.5         2.0          3.5         1.9

Reorganization expense                          (0.0)       (0.4)        (0.0)       (0.2)
                                             --------   ---------     --------    --------

     Total operating expenses                   87.5        59.0         94.0        59.3
                                              ------      ------       ------      ------


Income (loss) from operations                  (60.3)      (16.7)       (66.2)      (18.1)
                                            --------    ---------    --------    ---------


Net income (loss)                              (53.7)      (14.6)       (55.7)      (15.0)
                                            ========    =========    =========   =========
-------------------------------------------------------------------------------------------------

REVENUE
-------

Total revenue for the second quarter of fiscal 2002 decreased $17.7 million to $24.9 million, or 41.6% from the second quarter of fiscal 2001, and decreased $37.2 million to $48.7 million, or 43.3%, on a fiscal year to date basis. Product revenue for the second quarter of fiscal 2002 decreased $2.3 million to $18.4 million, or 11.0% from the second quarter of fiscal 2001, and decreased $8.4 million to $34.7 million, or 19.6%, on a fiscal year to date basis. The decrease in product revenue is primarily the result of lower sales of our circuit switched or "narrowband" product line, Promina(R), which accounts for the majority of our product sales worldwide. The market for narrowband products is declining as the market for packet switched or "Broadband" products is increasing. In addition, we completed the end of life for our "Sonet Transmission Manager", ("STM"), product line at the end of fiscal year 2001. Product revenue for the STM product line in the second quarter of fiscal 2002 was zero compared to $1.9 million in the second quarter of fiscal 2002 and $37,500 for the first six months of fiscal 2002 compared to $3.3 million for the first six months of fiscal 2001. We are currently developing and marketing new products for the broadband equipment market, which are intended to offset the decline in revenue of our Promina product line. Although broadband product revenue in the second quarter and first six months of fiscal 2002 was immaterial, we expect broadband product revenue to be more significant in the second half of fiscal 2002.

Service and other revenue for the second quarter of fiscal 2002 decreased $15.4 million, or 70.4% from the second quarter of fiscal 2001 and decreased $28.8 million, or 67.2% on a fiscal year to date basis. The decrease in service and other revenue is primarily the result of our sale of the Federal Services Business to CACI International Inc. ("CACI") in the third quarter of fiscal 2001. Service and other revenue from the Federal Service Channel in the second quarter and first six months of fiscal 2002 was $515,000 and $1.1 million, respectively, compared to $12.4 million and $24.6 million in the comparable periods from fiscal 2001. In addition, service and other revenue declined in the second quarter of fiscal 2002 as a result of a decline in the installed base of equipment that requires ongoing service support. As part of our broadband strategy, we are developing new service creation solutions that we expect will expand our service offerings and offset part of the decline in service and other revenue from the narrowband service offerings.

GROSS MARGIN
------------

Total gross margin, comprised of product and service margin, decreased as a percentage of total revenue to 27.2% and 27.8% in the second quarter and first six months of fiscal 2002, respectively, compared to 42.3% and 41.2% for both comparable periods in fiscal 2001. Total gross margins declined primarily as a result of significantly lower service and other revenue. Product revenue gross margins declined to 35.3% and 37.3% in the second quarter and first six months of fiscal 2002, respectively, compared to 46.6% and 46.3% for both comparable periods in fiscal 2001. The decline in product gross margins was caused primarily by unfavorable manufacturing variances that resulted from lower product revenue. In addition, we recorded charges for excess and obsolete inventory of $1.3 million in the second quarter and $690,000 in the first quarter of fiscal 2002 compared to no additional charges for excess and obsolete inventory for both comparable periods in fiscal 2001.

Service and other revenue gross margins decreased to 4.4% and 4.3% in the second quarter and first six months of fiscal 2002, respectively, compared to 38.2% and 36.1% for both comparable periods in fiscal 2001. The decline in service and other revenue gross margins is primarily the result of significantly lower service and other revenue as a result of the sale of the Federal Services Business to CACI and a decline in non Federal Services Business related service contract revenues. We continue to focus on lowering service support costs to improve the service and other revenue gross margins.

OPERATING EXPENSES
------------------

Operating expenses in the second quarter and first six months of fiscal 2002 decreased $3.4 million to $21.8 million, and $5.2 million to $45.8 million, respectively, from the comparable periods in fiscal 2001. Operating expenses as a percentage of total revenue increased to 87.5% and 94.0 % in the second quarter and first six months of 2002, respectively, compared to 59.0% and 59.3% in the second quarter and first six months of fiscal 2001. The lower operating expenses are primarily a result of less sales and marketing expenses. The increase in operating expenses as a percentage of total revenue for all operating expenses is primarily the result of lower revenues.

Sales and marketing expenses in the second quarter and first six months of fiscal 2002 decreased $3.1 million to $8.5 million and $5.3 million to $17.8 million, respectively, from the comparable periods of fiscal 2001. The decline in spending is primarily the result of lower spending for trade shows, sales meetings, and travel expenses. We expect sales and marketing expenses to vary as a percentage of sales volume for the remainder of the fiscal year.

Research and development expense in the second quarter and first six months of fiscal 2002 decreased $80,000 to $9.3 million and increased $98,000 to $19.9 million, respectively, from the comparable periods of fiscal 2001. We continue to invest in the development our new Broadband Products and as a result our research and development spending has remained relatively constant in quarter-over-quarter and year-over year comparisons. We expect research and development spending in future periods to decrease slightly compared to the second quarter of fiscal 2002 as we balance the priority of cost control and the importance of development for the new broadband products.

General and administrative expense in the second quarter and first six months of fiscal 2002 decreased $322,000 to $3.1 million and $203,000 to $6.4 million, respectively, from the comparable periods of fiscal 2001. The decline in spending is primarily from lower third party legal costs and lower consulting related expenses. We expect general and administrative spending in the future periods to remain constant or to decrease slightly compared to the second quarter of fiscal 2002.

Amortization of goodwill and other intangibles in the second quarter and first six months of fiscal 2002 was $861,000 and $1.7 million, respectively, compared to $861,000 and $1.7 million in the second quarter and first six months of fiscal 2001. The amortization expense is a result of two acquisitions, FlowWise Networks, Inc. that occurred in the third quarter of fiscal 2000 and Convergence Equipment Company that occurred in the first quarter of fiscal 2001. We are amortizing the Goodwill and other intangibles on a straight-line basis based on a five year life, subject to our adoption of SFAS 142 for fiscal year 2003.


NON-OPERATING ITEMS
-------------------

Interest income, primarily related to cash investments, decreased $84,000 to $1.9 million and $194,000 to $3.6 million in the second quarter and first six months of fiscal 2002, respectively, from the comparable periods of fiscal 2001. The decrease in interest income is the result of lower yields on short-term cash investments as a result of lower interest rates and lower cash balances earning interest income. Partially offsetting the decrease from lower yields was $456,000 of interest income associated with a fiscal 1996 tax refund.

Interest expense from: 1) the 7 1/4% convertible subordinated debentures, and 2) the debt obligations assumed by net.com as part of the acquisition of FlowWise decreased $116,000 to $459,000 and $187,000 to $927,000, respectively, from the comparable periods in fiscal 2001. The decrease is primarily related to the reduction in principal for debt obligations.

Other income in the second quarter and the first six months of fiscal 2002 was $228,000 and $2.4 million, respectively, compared to other expense of $442,000 and $10,000, respectively, in the second quarter and first six months of fiscal 2001. Other income in the second quarter of fiscal 2002 was primarily from income derived from administrative fees billed as part of the sale of the Federal Services Business to CACI. Other income in the first six months of fiscal 2002 included a $2.5 million gain as a result of certain milestones being met regarding contract renewals as part of the sale of the Federal Services Business to CACI. Partially offsetting the other income was $301,000 of other expense for the write-off of an application software asset no longer in service.


SUBSEQUENT EVENT
----------------

Management announced it would take additional measures in the third quarter of fiscal 2002 to bring expenses into line to achieve its financial model, including a reduction in the workforce of approximately ten percent. The result of this action will reduce quarterly expenses by approximately $1.5 million. In addition, an evaluation of inventory and other under-utilized assets will be conducted and we expect to record a one time charge of approximately $3.0 to $5.0 million dollars in the third quarter of fiscal 2002.


LIQUIDITY AND CAPITAL RESOURCES

As of September 28, 2001, we had cash and cash equivalents of $9.5 million, restricted cash of $11.2 million and short-term investments of $91.0 million for a total of $111.7 million as compared to $133.8 million at the end of fiscal 2001. The decrease in cash, cash equivalents, restricted cash, and short term cash investments was primarily the result of the net operating losses and the related effect on cash.

Net cash used in operating activities in the first six months of fiscal 2002 was $16.8 million compared to net cash used in operating activities of $8.9 million in the first six months of fiscal 2001. The net increase in cash used by operations in the second quarter of fiscal 2002 resulted primarily from a net loss of $27.1 million and a decrease in accrued liabilities of $5.7 million. Partially offsetting the increase in cash used by operations in the second quarter of fiscal 2002 was a decrease in accounts receivable of $8.4 million and the adjustment for depreciation and amortization of $7.2 million.

Net cash provided from investing activities was $5.0 million in the first six months of fiscal 2002 compared to net cash provided from investing activities of $2.9 million in the first six months of fiscal 2001. Net cash provided from investing activities in the first six months of fiscal 2002 consisted primarily from the proceeds from maturing temporary cash investments of $70.8 million and proceeds from the sale of the Federal Services Business of $2.5 million. Partially offsetting the net cash provided from investing activities was cash used for purchases of temporary cash investments of $48.9 million, purchases of property and equipment of $9.0 million and an increase in restricted cash of $10.6 million. The increase in restricted cash in the second quarter of fiscal 2002 is primarily the result of a $9.5 million letter of credit that is required for tenant improvements related to our new facility construction.

Net cash provided by financing activities in the first six months of fiscal 2002 was $1.0 million compared to $10.8 million in the first six months of fiscal 2001. The $1.0 million in the first six months of fiscal 2002 resulted from the sale of common stock from the employee stock purchase plan, whereas the $10.8 million in the first six months of fiscal 2001 was primarily due to the receipt of $10.0 million in cash in relation to our insurance settlement for construction defects at our Fremont campus.

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


WE HAVE INCURRED NET LOSSES IN FISCAL YEAR 2000 AND 2001 AND EXPECT TO INCUR FUTURE LOSSES.

For the past two fiscal years we have incurred net losses. Our ability to achieve profitability on a continuing basis will depend on the successful design, development, testing, introduction, marketing, and broad commercial distribution of our new broadband equipment products, specifically our SCREAM(TM) product line and to a lesser degree our SHOUTIP(TM) product line. We expect to continue to incur significant product development, sales and marketing and administrative expenses as we continue to maintain support of our existing products and customers while launching new products. Although we have taken a number of measures to reduce expenditures, most of our operating expenses are fixed in the short term making it difficult to reduce expenses rapidly. At the current revenue levels our operating expenses are too high to enable us to be profitable. In order to achieve profitability, we need to generate significant sales growth from our SCREAM product line or decrease expenses, in order to offset declines in the sales of our existing Promina product line.


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


OUR STOCK PRICE MAY BE VOLATILE.

Our common stock has experienced substantial price volatility, particularly as a result of variations between our actual or anticipated financial results and the published expectations of analysts, and as a result of announcements by our competitors and us. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies, in particular technology companies, and that have often been unrelated to the operating performance of these companies. These factors, as well as general economic, industry specific, and political conditions, including the events of September 11, 2001 and their aftermath, may materially adversely affect the market price of our common stock in the future. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options.


THE COMPANY'S SUCCESS DEPENDS ON ITS ABILITY TO DEVELOP NEW PRODUCTS AND PRODUCT ENHANCEMENTS THAT WILL ACHIEVE MARKET ACCEPTANCE.

Our operating results will depend to a significant extent on the successful design, development, testing, introduction, marketing, and broad commercial distribution of our new broadband equipment products, specifically our SCREAM product line and to a lesser extent on our SHOUTIP product line. The success of these and other new products is dependent on several factors, including proper new product definition, competitive product cost, timely completion and introduction of new products, differentiation of new products from those of our competitors and market acceptance of these products. The markets for our products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and evolving methods of building and operating networks. Our SCREAM and SHOUTIP product lines target start-up telecommunications companies and long established domestic carriers such as AT&T, Worldcom, Verizon, Quest, SBC Communications, and Sprint. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or non-competitive. That in turn could have a material adverse effect on our business, results of operation, and financial condition.


WE ARE DEPENDENT ON REVENUE FROM THE PROMINA PRODUCT LINE UNTIL WE GAIN REVENUE TRACTION ON THE SCREAM PRODUCT LINE.

Currently, we derive the majority of our product revenue from our Promina product line, a circuit-based technology. We believe that the market for circuit-based technology has declined and will continue to decline in the future as new networks will likely employ packet based technology. The migration from circuit to packet-based technology has happened more dramatically in the United States commercial markets than in the United States Federal Government ("Federal Government") market and the rest of the world. The decline of our business in the United States commercial markets since fiscal 1999 has had a material adverse affect on our business and results of operations. Should this decline extend into our international and Federal Government markets in a similar fashion before we gain traction on our new SCREAM product line, it could have a material adverse effect on our business, results of operations, and financial condition.


A SIGNIFICANT PORTION OF OUR REVENUE IS GENERATED FROM SALES TO THE FEDERAL GOVERNMENT.

A significant portion of our total revenue from product sales comes from contracts with the Federal Government, most of which do not include long-term purchase commitments. Historically, the Federal Government has been slower to adopt new technology, such as packet based technology, which has had the effect of extending the product life of our older products. If the Federal Government accelerated adoption of new technology by replacing the Promina product line in their networks our product revenue would decline sharply. Should we not be successful in renewing a significant number of Federal Government contracts, and if sales to the Federal Government were to decline sharply, it could have a material adverse impact on our business, results of operations and financial condition.


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

In addition, without deregulation in the United States and overseas, the economic incentive for the incumbent carrier to actively engage in changing their service delivery model to the service creation delivery model is low. While the 1999 decision by the United States Federal Telecommunications Commission's to decline to force incumbent local exchange carriers to unbundle their ATM infrastructure, thus allowing incumbents to deny competitive carriers access to their ATM networks, has made the service creation model viable for carrier revenue growth, it remains to be seen whether or not the regulatory structure in other countries will set the stage for the service creation model to take hold. Failure to achieve the regulatory structure favorable to the service creation model overseas could affect our ability to sell the SCREAM and SHOUTIP products overseas and to grow overall revenue, which could have a material adverse effect on our business, results of operations, and financial condition.


OUR SHOUTIP PRODUCT LINE MAY NEVER GENERATE SIGNIFICANT REVENUE.

Our SHOUTIP product is a voice over IP product that we acquired from the purchase of the assets of Convergence Equipment Company in April 2000. While we continue to believe that the technology is good, and that there is a market for the SHOUTIP product, it has not yet generated significant sales. Due to the competitive nature of this market segment there can be no assurances that this product will generate significant sales in the short term, if ever.


TO SUCCESSFULLY MARKET SCREAM, WE WILL NEED TO SIGN UP SIGNIFICANT NEW STRATEGIC PARTNERS WHO CAN HELP SELL OUR PRODUCTS INTO THE SERVICE PROVIDER MARKET.

In order to successfully market our SCREAM product, we will need to sign up new strategic partners, such as software application partners and product original equipment manufacturers ("OEM") or resellers. The importance of the software application partners is that they provide critical functions, such as billing, mediation, provisioning and configuration that are needed to create a total service creation solution for our customers. Product OEM or resale partners will be needed to supplement and enhance our existing direct sales force both in the United States and overseas. While we have begun the process of identifying and signing both software application and OEM or resale partners, more partners may be necessary in all these areas for us to be successful. In particular, we may need to find strategic partners to assist us with the integration of security functions, such as digital certificates, third party firewall, intrusion detection and public key management to meet evolving security needs, as well as to counter rival efforts to assert differentiation in the security area. Additionally, we may need to pursue partnerships with vendors who have optical core and core routing technologies in order to counter the end-to-end solution providers, such as Nortel, Cisco and Lucent as well as to bolster the company's co-marketing efforts. Failure to sign up these new strategic partners could affect our ability to sell the SCREAM product and grow overall revenue, which could adversely impact our business, results of operations and financial condition.


A CONTINUATION OF THE DOWN TURN IN THE NATIONAL ECONOMY AND THE AFTERMATH OF THE EVENTS OF SEPTEMBER 11 COULD MATERIALLY IMPACT OUR REVENUE, AND AS A RESULT, OUR EARNINGS AND STOCK PRICE.

Growth in the United States economy slowed significantly in the later part of fiscal year 2001 and has continued into fiscal year 2002. Companies in many different market sectors have been impacted by this slow down. Telecommunications and other technology related markets in particular have seen growth slow significantly. In addition, the tragic events of September 11 have resulted in economic uncertainties and continuing threats to the health and safety of the United States. This combined with slow growth has led to continued decreases in revenue or earnings, which in turn have led to declines in the stock prices for the technology sector as a whole. We have seen our stock price decrease along with that of our competitors and others in the technology sector. Should the United States economy continue its slow down, our revenues, earnings and ultimately our stock price could be materially affected.


THE RECENT DECLINES IN PURCHASES BY TELECOMMUNICATIONS SERVICE PROVIDERS AND THE OVERALL DECLINE OF PRODUCT SALES IN THIS MARKET COULD IMPACT SALES OVER THE NEXT SEVERAL QUARTERS.

Over the last eighteen months, the financial health of many of the newly emerging telecommunications service providers, including many of the companies classified as Competitive Local Exchange Carriers or "CLECs" began to deteriorate. In addition, there is evidence that other more established service providers are cutting back on equipment purchases as part of an overall slow down in economic growth. We believe that many telecommunications equipment companies, including net.com, are impacted by this decline. In addition, the timing and volume of purchases by emerging service providers can be unpredictable due to other factors, including their need to build a customer base and to expand their capacity while working within their budgetary constraints. Our ability to recognize revenue from emerging service providers will depend on the relative financial strength of the particular customer. We may be required to write off or decrease the value of our accounts receivable from a customer whose financial condition materially deteriorates. Decreases in purchasing volume of emerging service providers or changes in the financial condition of emerging service provider customers could have a material impact on our results of operations and financial condition in future periods. In addition, the selling cycle of our SCREAM product family could be extended as our service provider customers reduce their capital budgets.


WE EXPECT GROSS MARGINS TO DECLINE OVER FUTURE PERIODS, WHICH COULD NEGATIVELY IMPACT OUR PRODUCT MARGINS AND OVERALL GROSS MARGINS.

Due to increases in competition, material and labor costs, subcontractor costs and changes in the mix of products we sell, we expect that our gross margins could decrease in future quarters. The new products we introduced recently have lower gross margins than our Promina product line. In addition, if product sales decrease as a percentage of total revenue, overall margins may decrease because service revenue has a lower margin than product sales. In addition, to the extent we expand our sales through product resellers and strategic partnerships, we expect to earn lower gross margins. The current economic slowdown may help alleviate some of the pricing pressure on component parts, although there is no assurance that these benefits will be passed on to us from our suppliers or contract manufacturers or that one of our subcontractors may not increase our material costs in the future. Any one of these factors by themselves or all of them in combination may decrease our product margins and our overall gross margins.

FACTORS BEYOND OUR CONTROL COULD AFFECT OUR ABILITY TO SELL INTO INTERNATIONAL MARKETS

As a general rule, international sales tend to have risks that are difficult to foresee and plan for including political and economic stability, regulatory changes, currency exchange rates, changes in tax rates and structures, and collection of accounts receivable. The events of September 11 and their aftermath combined with unforeseen events in various areas of the globe may have an adverse impact on us. Further, our international markets are served primarily by non-exclusive resellers who themselves may be severely impacted by economic or market changes within a particular country or region. Unforeseen or unpredictable changes in international markets could have a material adverse effect on our business, results of operations and financial condition.


WE CANNOT GUARANTEE THAT THE DIVESTITURE OF OUR FEDERAL SERVICES BUSINESS WILL PROVE SUCCESSFUL.

On December 1, 2000, we closed the sale of our Federal Services Business to CACI, who will continue to provide maintenance and other services to our federal customers. We continue to sell net.com products directly to the Federal Government and, additionally, have a strategic alliance with the acquirer, CACI, to jointly market each other's products and services. For the divestiture to be successful, CACI must continue to provide the level of service to which our customers have become accustomed. Should CACI experience difficulties in providing those services, it could impact purchasing decisions for our product and cause federal customers to seek products from other vendors.

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


INCREASED COMPETITION IS LIKELY IN THE FUTURE.

The market for telecommunication equipment is a highly competitive and dynamic market characterized by the easy entrance of new start-up companies, rapid changes to and the convergence of technologies and a worldwide migration from existing circuit technology to the new packet based technologies. We compete directly both internationally and domestically with many different companies, some of which are large, established suppliers of end-to-end solutions such as Cisco, Lucent, Alcatel and Nortel. In addition, there are a number of new start-ups that are targeting this market, including CoSine, Ellacoya, Unisphere, Quarry, Gotham, Celox and others. Many of the large suppliers have greater financial, marketing and technical resources and offer a wider range of networking products than we offer. They are often able to devote greater resources to the development, marketing and sale of their products and to use their equity or significant cash reserves to acquire other companies with technology and/or products that compete directly with ours. They often can compete favorably on price because their large product selection allows them to bundle multiple solutions together without significantly impacting their overall product margins. Small start-up ventures are better able than net.com to focus their resources on a particular product development unencumbered by the requirements to support an existing product line. As a result of the flexibility of their market strategies, our competitors may be able to obtain strategic advantages that may adversely affect our business, financial condition or results of operations.

In addition, the networking equipment market has seen the constant introduction of new technologies that has reduced the value of older technology solutions. This has created pricing pressure on older products while increasing the performance expectations of newer networking equipment. Moreover, broadband technology standards are constantly evolving and alternative technologies or technologies with greater capability are constantly introduced and sought by our customers. It is possible that the introduction of other technologies will either supplant our current technologies and those technologies we have in development or that it will require us to significantly lower our prices in order to remain competitive. To remain competitive, we must continue to evolve our SCREAM and SHOUTIP product lines to meet the ever-changing technology needs of the networking market while ensuring that they can be sold at a competitive price. We also must enhance our Promina product line to provide needed features that increase their overall value proposition for the customer while keeping the price competitive. Due to the competitive nature of the market and the relative age of our Promina product offerings as well as the competitive pressure being exerted on our SCREAM and SHOUTIP technologies, we may not be able to maintain prices for them at levels that will sustain profitability over the short or long term. That may have a material adverse effect on our business, results of operations and financial condition.

OUR INABILITY TO SIGN COMPETITIVE RESALE PARTNERS INTERNATIONALLY COULD SIGNIFICANTLY AFFECT FUTURE PRODUCT AND SERVICE REVENUE.

Because the transition from circuit to packet technology is slower outside the United States, we expect international sales will continue to account for a significant portion of our Promina product sales (other than that sold in the Federal channel) in future periods. Our International sales are made almost entirely through indirect channels that include distributors and resellers worldwide. They do not have minimum purchase requirements that they must meet. While we require them to use their best efforts to resell our products, because our product line is small, our distributors and resellers must often resell product lines from other networking companies, including our competitors, such as Cisco, in order to sustain a profit. Because of the size of Cisco and its dominant position in the network equipment market, it is difficult for us to find a distributor or reseller who does not resell Cisco products. Due to the difficulty of signing up distributors and resellers without pre-existing competitive relationships, our distributors and resellers are not always successful in promoting our products thereby impacting the sustainability of our international product sales. If we cannot develop relationships with distributors and resellers that can effectively market and sell our products and services, we may not be able to meet our forecasted sales and revenue in future quarters.

OUR PRODUCTS HAVE LONG SALES CYCLES MAKING IT DIFFICULT TO PREDICT WHEN A CUSTOMER WILL PLACE AN ORDER AND WHEN TO FORECAST REVENUE FROM THE RELATED SALE.

Our products are very complex pieces of networking equipment and represent a significant capital expenditure to our customers. The purchase of our products can have a significant impact on how a customer designs its network and provides services either within its own organization or to an external customer. Consequently, our customers often engage in extensive testing and evaluation of products before purchase. There are also numerous financial and budget considerations and approvals that the customer often must obtain before it will issue a purchase order. As a result, the length of our sales cycle can be quite long, up to a year in some cases. In addition, our customers, including resellers, have the contractual right to delay scheduled order delivery dates with minimal penalties and to cancel orders within specified time frames without penalty. The ability to delay or cancel orders makes it difficult to predict whether or not an order may actually ship. Moreover, while customers may tell us that they are planning to purchase our products, to ensure a purchase order is placed, we often must incur substantial sales and marketing expense. If the order is not placed in the quarter forecasted because approvals took longer than anticipated by the customer, our sales may not meet forecast and revenues may continue to be insufficient to meet expenses.

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

WE HAVE OFFERED AND MAY CONTINUE TO OFFER CUSTOMER FINANCING ARRANGEMENTS.

Historically, our customers have been comprised of larger corporate enterprises or well-established service providers. Over the past three fiscal years, we have targeted several emerging global carriers, international voice resellers and smaller rural incumbent local exchange carriers ("ILECS") and CLECS. These companies generally do not have substantial operating histories or significant capital resources and often do not qualify for credit from traditional lending sources. Consequently, vendor-financing programs have become a competitive factor in obtaining business. We have worked with customers and third-party financial institutions to finance projects through negotiated financing arrangements or leases. This program includes a loss sharing provision under which there is limited recourse to us in the event of default and is for companies based in the United States only. As of September 28, 2001 we had $3.4 million of outstanding lease financing that may be subject to limited recourse provisions. We have experienced losses due to customers failing to meet their obligations and demands by lessors under recourse provisions. Any significant increase in the use of vendor financing by our customers or any further degradation of the market in which our customers compete could increase our exposure to credit risk and have a material adverse effect on our operating results and financial condition.


IF WE ARE UNABLE TO RETAIN EXISTING EMPLOYEES AND ATTRACT, RECRUIT AND RETAIN KEY PERSONNEL, THEN WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR BUSINESS.

Our success continues to be dependent on our being able to attract and retain highly skilled engineers, managers and other key employees. Until the end of the first quarter fiscal 2002, the tight job market made competition for employees very intense for all employers. This has recently changed with the sharp downturn in the economy, especially in the telecommunications industry and our concerns over retention and recruitment have abated. Nevertheless, if we are not able to continue to attract, recruit and retain key personnel, particularly engineers and sales and marketing employees, this could impact our ability to meet important company objectives such as product delivery deadlines and sales targets. That in turn could significantly impact our business, results of operations and financial condition.


WE RELY ON A NUMBER OF SOLE SOURCE SUPPLIERS FOR OUR COMPONENT PARTS.

We purchase key components from single source suppliers, in particular, our back planes, ASICs and power supplies. If our sole source suppliers or we fail to obtain components in sufficient quantities when required, delivery of our products could be delayed resulting in decreased revenues. In addition, if one of these suppliers were no longer able to supply a required component it could result in our having to significantly reengineer the affected product. Further, variability in demand and cyclical shortages of capacity in the semiconductor industry, have caused lead times for ordering parts to increase from time to time. If we encounter shortages or delays in receiving ordered components or if we are not able to accurately forecast our ordering requirements, this could adversely impact our ability to ship ordered products and could ultimately negatively impact our results of operations and financial condition.


THE AVAILABILITY OF UNINTERRUPTED ELECTRIC POWER COULD IMPACT OUR ABILITY AND OUR SUPPLIERS' ABILITY TO MAINTAIN OUR OPERATIONS IN CALIFORNIA.

During the first quarter fiscal 2002, the public electric utility that provides power to our facilities and many of our suppliers' facilities were subject to shortages of electric power. These shortages led to dramatic increases in operating costs and subjected us to unpredictable rolling blackouts where power was completely interrupted for extended periods of time. While this power shortage no longer persists, it may recur and make it more difficult for our subcontract manufacturers and other suppliers to meet delivery commitments. Any future interruptions of power may impact our ability to deliver new products to the market place on a timely basis. Insufficient power supplies in the future could have a material adverse impact on our financial condition and results of operations.


WE SINGLE SOURCE OUR MANUFACTURING PROCESS SO THAT A FAILURE OR DELAY BY THAT VENDOR COULD IMPACT OUR ABILITY TO TIMELY SHIP OUR PRODUCTS.

We currently subcontract some testing and all product manufacturing to one company, Solectron. Final test and assembly is generally performed at our Fremont, California facility. While subcontracting creates substantial cost efficiencies in the manufacturing process, it also exposes us to delays in product shipments should Solectron be unable to perform under our contract. In addition, should Solectron in some future period decide not to renew our contract with them, it would be difficult for us to quickly transfer our manufacturing requirements to another vendor, likely causing substantial delays in customer product shipments and impacting revenue and our results of operations.


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


WE NEED TO CONTINUE TO LICENSE PRODUCTS FROM THIRD PARTIES.

For our Promina, SCREAM and SHOUTIP products, we license some of our technology from third party suppliers. If the relevant licensing agreement expires or is terminated without our being able to renew that license, that failure to renew the license could impact our ability to market the affected product and that, in turn, could materially impact our results of operations and financial condition.


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


WE ARE EXPOSED TO FLUCTUATIONS IN THE EXCHANGE RATES OF FOREIGN CURRENCY.

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Historically, our primary exposures have been related to non-dollar denominated sales in the United Kingdom, France, and Germany and non-dollar denominated operating expenses in Europe, Latin America, and Asia where we sell primarily in United States dollars. The increasing use of the Euro as a common currency for members of the European Union could impact our foreign exchange exposure. We will continue to monitor our exposure and may hedge against these or any other emerging market currencies as necessary. We are currently not hedging our exposure to the Euro or any other foreign currency but will continue to evaluate the impact of foreign currency fluctuations on our future foreign exchange exposure as well as our internal systems.


THE LOCATION OF OUR FACILITIES SUBJECTS US TO THE RISK OF EARTHQUAKE AND FLOODS.

Our corporate headquarters, including most of our research and development operations and our manufacturing facilities, are located in the Silicon Valley area of Northern California, a region known for seismic activity. Additionally, these facilities are located near the San Francisco Bay where the water table is quite close to the surface and where we have experienced water intrusion problems. In particular, defects in the construction of our facilities combined with the proximity to water will force us to move out of these facilities at the end of the 2001 calendar year. A significant natural disaster, such as an earthquake or flood, could have a material adverse impact on our business, operating results, and financial condition.

THE COMPLETION OF THE ACTIVITIES NECESSARY TO EFFECT THE MOVE TO OUR NEW CAMPUS MAY CAUSE INTERRUPTION TO OUR BUSINESS

A new building campus is currently under construction and will become the new corporate headquarters for net.com soon after the beginning of calendar year 2002. Moving substantially all of our R&D development activities including the development labs, and all of our in-house manufacturing capability represents significant risk as it exposes the company to potential disruptions and delays in business, engineering, and manufacturing operations. While the costs of construction and the move will be substantially paid for out of insurance proceeds, problems with the move could interrupt communications preventing the company from processing orders, or it could impact engineering development schedules, or prevent manufacturing operations from shipping product. Any problems, interruptions or delays associated with the move could have a material adverse impact on business, operating results, and financial condition.


THE UPGRADE OF OUR INFORMATION TECHNOLOGY INFRASTRUCTURE MAY NOT BE FULLY SUCCESSFUL.

We completed the upgrade and consolidation of our core business process systems onto a new Oracle ERP platform and we have gone live with this system. The scope of this project included our order management, financial, human resource, quality, and manufacturing systems, and encompassed our global operations. The purpose of the project was to consolidate several legacy systems into one, to enable more effective decision support capabilities and to allow us to scale our business more cost effectively. We experienced no significant problems with the turn-on of the new systems. If the implementation of this new platform is not fully successful, this could have a material adverse impact on our business, operating results and financial condition.


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

                                    PART II.
                                OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 14, 2001, the Company held its Annual Meeting of Stockholders. At this meeting, the stockholders voted to elect Dixon R. Doll, Peter Sommerer and Hans
A. Wolf as directors. Dixon R. Doll received 17,956,376 votes in favor and 129,379 votes withheld. Peter Sommerer received 17,956,167 votes in favor and 129,588 votes withheld. Hans A. Wolf received 17,954,010 votes in favor and 131,745 votes withheld. Continuing as directors are David R. Laube, Thomas Rambold and Hubert A. J. Whyte. At the meeting, the stockholders also voted to ratify the appointment of Deloitte & Touche LLP as independent public accountants of the Company for the fiscal year ending March 29, 2002 as follows:
18,060,725 votes in favor, 11,717 against, and 13,313 votes abstaining.


ITEM 5.  OTHER INFORMATION.

Director James K. Dutton resigned as a member of the Board of Directors of the Company, effective close of business on August 14, 2001, leaving a vacancy on the Board.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         10.25 Employment Continuation Agreement between the Registrant and Andrew G. Sceats

(b)      Report on Form 8-K
         None

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          NETWORK EQUIPMENT
                                          TECHNOLOGIES, INC.





Dated:  November 9, 2001                  /s/ Hubert A.J. Whyte
                                          ---------------------------------
                                          Hubert A.J. Whyte
                                          President and Chief Executive Officer






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