Form 10-Q
period 2001-12-28
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2002-02-08
CIK 752431

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---   EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 28, 2001
                               -----------------

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---   EXCHANGE ACT OF 1934

For the transition period ended                              or
                                   -------------------------    -


Commission File Number 0-15323



                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)



             DELAWARE                                        94-2904044
  ---------------------------                              -----------------
    (State or other jurisdiction                         (I.R.S. Employer
         of incorporation or                          Identification Number)
            organization)

                            6900 PASEO PADRE PARKWAY
                                FREMONT, CA 94555
                                 (510) 713-7300
               (Address, including zip code, and telephone number
                      including area code, of registrant's
                          principal executive offices)

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
        The number of shares outstanding of the registrant's Common Stock, par value $.01, on December 28, 2001 was 22,116,016.

================================================================================

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.



                                      Index
                                      -----


                                                                                                           Page
                                                                                                          Number
                                                                                                          ------
PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets - December 28, 2001 and March 30, 2001                  3

              Condensed Consolidated Statements of Operations and
              of Comprehensive Income (Loss) -Quarter and Nine Months ended
              December 28, 2001 and December 29, 2000                                                       4

              Condensed Consolidated Statements of Cash Flows -
              Nine months ended December 28, 2001 and December 29, 2000                                     5

              Notes to Condensed Consolidated Financial Statements                                          6

     Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition         9


     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                    19


PART II. OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K                                                              20


SIGNATURES                                                                                                  21

                                     PART I
                              FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In thousands except par value - unaudited)


                                                                                DEC. 28,         MAR. 30,
                                                                                  2001             2001
---------------------------------------------------------------------------------------------------------

ASSETS
    Current assets:
        Cash and cash equivalents                                             $  11,172         $  20,471
        Restricted cash                                                          11,198               540
        Temporary cash investments                                               78,984           112,766
        Accounts receivable, net of allowances of $1,966 (2002) and
           $2,127 (2001)                                                         21,891            29,825
        Inventories                                                              15,461            20,122
        Prepaid expenses and other assets                                         5,443             8,554
---------------------------------------------------------------------------------------------------------
            Total current assets                                                144,149           192,278
---------------------------------------------------------------------------------------------------------

    Property and equipment, net                                                  36,055            25,565
    Software production costs, net                                                  860             2,102
    Goodwill and other intangible assets, net                                    10,453            13,036
    Other assets                                                                  2,936             2,365
---------------------------------------------------------------------------------------------------------
                                                                              $ 194,453         $ 235,346
=========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
        Accounts payable                                                      $   9,948         $   8,478
        Accrued liabilities                                                      25,970            33,712
---------------------------------------------------------------------------------------------------------
           Total current liabilities                                             35,918            42,190
---------------------------------------------------------------------------------------------------------

    Long-term liabilities:
        71/4% redeemable convertible subordinated debentures                     24,706            24,706
        Other long-term liabilities                                                 166               217
---------------------------------------------------------------------------------------------------------
            Total long-term liabilities                                          24,872            24,923
---------------------------------------------------------------------------------------------------------

    Stockholders' equity:
        Preferred stock, $.01 par value
            Authorized: 5,000 shares
            Outstanding: none                                                         -                 -
        Common stock, $.01 par value
            Authorized: 50,000 shares
            Outstanding: 22,116 shares (2002) and
               21,840 shares (2001)                                                 221               218
        Additional paid-in capital                                              180,879           182,335
        Treasury stock                                                           (2,284)           (4,768)
        Cumulative comprehensive income (loss)                                     (123)              174
        Accumulated deficit                                                     (45,030)           (9,726)
---------------------------------------------------------------------------------------------------------
           Total stockholders' equity                                           133,663           168,233
---------------------------------------------------------------------------------------------------------
                                                                              $ 194,453         $ 235,346
=========================================================================================================

See accompanying notes to condensed consolidated financial statements

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
                  CONDENSED    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                COMPREHENSIVE INCOME (LOSS) (In thousands, except
                               per share amounts - unaudited)


                                                               QUARTERS ENDED                  NINE MONTHS ENDED

                                                          DEC. 28,       DEC. 29,          DEC. 28,       DEC. 29,
                                                            2001           2000              2001           2000
-------------------------------------------------------------------------------------------------------------------
Revenue:
    Product revenue                                      $  19,379      $   15,509       $   54,072      $   58,644
    Service and other revenue                                6,731          15,777           20,758          58,602
-------------------------------------------------------------------------------------------------------------------
        Total revenue                                       26,110          31,286           74,830         117,246
-------------------------------------------------------------------------------------------------------------------
Cost of sales:
    Cost of product revenue                                 14,042           9,726           35,781          32,887
    Cost of service and other revenue                        5,680          10,963           19,110          38,341
-------------------------------------------------------------------------------------------------------------------
        Total cost of sales                                 19,722          20,689           54,891          71,228
-------------------------------------------------------------------------------------------------------------------
Gross margin                                                 6,388          10,597           19,939          46,018
Operating expenses:
    Sales and marketing                                      7,476          10,864           25,293          33,989
    Research and development                                 6,905           9,092           26,784          28,873
    General and administrative                               2,836           3,030            9,211           9,608
    Amortization of goodwill and other intangible assets       861             861            2,583           2,523
    Restructure costs (benefits)                               899               -              899            (158)
-------------------------------------------------------------------------------------------------------------------
        Total operating costs                               18,977          23,847           64,770          74,835
-------------------------------------------------------------------------------------------------------------------

           Loss from operations                            (12,589)        (13,250)         (44,831)        (28,817)
Interest income                                                972           2,081            4,593           5,896
Interest expense                                              (468)           (442)          (1,395)         (1,556)
Other, net                                                   2,561          14,770            4,999          14,760
-------------------------------------------------------------------------------------------------------------------
           Income (loss) before income taxes                (9,524)          3,159          (36,634)         (9,717)
Income tax provision (benefit)                              (1,347)         (2,276)          (1,330)         (2,252)
-------------------------------------------------------------------------------------------------------------------
           Net income (loss)                             $  (8,177)     $    5,435       $  (35,304)     $   (7,465)
===================================================================================================================

Net income (loss) per share:
    Basic                                                $   (0.37)     $     0.25       $    (1.60)     $    (0.34)
    Diluted                                              $   (0.37)     $     0.25       $    (1.60)     $    (0.34)
===================================================================================================================

Shares used in per share computation:
    Basic                                                   22,116          21,738           22,052          21,685
    Diluted                                                 22,116          21,773           22,052          21,685
===================================================================================================================

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                                        $  (8,177)     $    5,435       $  (35,304)     $   (7,465)
Other comprehensive income (loss), net of tax:
    Cumulative translation adjustments                          41              37               41              86
    Net unrealized gains (losses) on securities               (486)            423             (338)            844
-------------------------------------------------------------------------------------------------------------------
           Comprehensive income (loss)                   $  (8,622)     $    5,895       $  (35,601)     $   (6,535)
===================================================================================================================



See accompanying notes to condensed consolidated financial statements

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands - unaudited)


                                                                                            NINE MONTHS ENDED
                                                                                         DEC. 28,         DEC. 29,
                                                                                           2001             2000
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at beginning of period                                       $   20,471        $   14,880

Cash flows from operating activities:
    Net loss                                                                              (35,304)           (7,465)
    Adjustments required to reconcile net loss to net
        cash used in operating activities:
           Depreciation and amortization                                                   10,199            12,360
           Amortization of goodwill and intangibles                                         2,583             2,523
           Gain on sale of Federal Services Business                                       (5,000)          (14,920)
           Stock compensation                                                                   9                 -
           Loss on disposition of property and equipment                                      536               526
           Changes in operating assets and liabilities:
               Accounts receivable                                                          7,934             7,237
               Inventories                                                                  4,661            (1,599)
               Prepaid expenses and other assets                                            3,132            (1,898)
               Accounts payable                                                             1,465             1,638
               Accrued liabilities                                                         (7,814)           (8,088)
-------------------------------------------------------------------------------------------------------------------
        Net cash used in operating activities                                             (17,599)           (9,686)
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Purchases of temporary cash investments                                               (67,592)          (84,810)
    Proceeds from maturities of temporary cash investments                                101,036            48,294
    Purchases of property and equipment                                                   (19,847)           (6,604)
    Proceeds from sale of Federal Services Business                                         5,000            24,900
    Cash paid for acquisition of company                                                        -            (1,500)
    (Increase) decrease in restricted cash                                                (10,658)           12,314
    Other                                                                                    (566)            3,481
-------------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) investing activities                                 7,373            (3,925)
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Sale of common stock                                                                    1,022             2,909
    Repurchase of common stock                                                                  -            (1,413)
    Insurance settlement proceeds                                                               -            10,000
-------------------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                                           1,022            11,496
-------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                       (95)              148

-------------------------------------------------------------------------------------------------------------------
        Net decrease in cash and cash equivalents                                          (9,299)           (1,967)
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                             $   11,172        $   12,913
===================================================================================================================

Other cash flow information: Cash paid (refunded) during the period:
        Interest                                                                       $    1,803        $    1,806
        Income taxes                                                                   $     (921)       $      (22)
    Non-cash investing and financing activities:
        Unrealized gain (loss) on available-for-sale securities                        $     (338)       $      844


See accompanying notes to the condensed consolidated financial statements

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Network Equipment Technologies, Inc. and subsidiaries doing business as net.com ("net.com"). Intercompany accounts and transactions have been eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position as of December 28, 2001, the results of operations for the quarters ended December 28, 2001 and December 29, 2000, and the results of operations and cash flows for the nine months ended December 28, 2001 and December 29, 2000. These financial statements should be read in conjunction with the March 30, 2001 audited consolidated financial statements and notes thereto. The results of operations for the quarter and nine months ended December 28, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending March 29, 2002.

2. RESTRICTED CASH

The restricted cash balance of $11.2 million consists primarily of a $9.5 million collateral balance for a letter of credit that is required for tenant improvements related to our new facility construction.


3. INVENTORIES

Inventories are stated at lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs. Inventories are shown net of lower of cost or market adjustments of $5.6 million at December 28, 2001 and $3.8 million at March 30, 2001. The increase in inventory adjustments resulted from a $4.1 million charge in the quarter ended December 28, 2001 for a total charge of $6.0 million for the nine months ended December 28, 2001. These additional lower of cost or market adjustments were charged to cost of product revenue. Inventories at December 28, 2001 and March 30, 2001 consisted of the following:


(Dollars in thousands)                       December 28, 2001           March 30, 2001
-----------------------------------------------------------------------------------------

Purchased components                                  $  2,155                 $  4,198

Work-in-process                                         11,559                   14,860

Finished goods                                           1,747                    1,064
-----------------------------------------------------------------------------------------

                                                      $ 15,461                 $ 20,122
=========================================================================================

4. INCOME (LOSS) PER SHARE

Basic income (loss) per share has been computed based upon the weighted average number of common shares outstanding for the periods presented. For diluted earnings per share, shares used in the per share computation include weighted average common and potentially dilutive shares outstanding. Potentially dilutive shares consist of shares issuable upon the assumed exercise of dilutive stock options. These shares totaled 23,000 and 160,000 for the quarters ended December 28, 2001 and December 29, 2000, respectively. The potentially dilutive shares for the quarter ended December 28, 2001 were excluded from the per share computation because they were anti-dilutive. Additionally, there were 784,000 shares of common stock issuable upon conversion of debentures. These shares, and the related effect of the accrued interest on the debentures, were not included in the calculation of diluted earnings per share for the quarters ended December, 2001 and December 29, 2000, as their inclusion would have been antidilutive in both periods.

5. CUMULATIVE COMPREHENSIVE INCOME (LOSS)

Cumulative comprehensive loss at December 28, 2001 and March 30, 2001 is comprised of cumulative foreign translation adjustments of ($666,000) and ($707,000), respectively, and cumulative net unrealized gains on available-for-sale securities of $543,000 and $881,000, respectively.

6. RESTRUCTURE COSTS

During fiscal 1999, net.com recorded a restructuring charge of $4.7 million. This charge was established to provide for a business reorganization, which included severance, outplacement and office closure costs. During fiscal 2000, net.com recorded two additional charges in the amount of $3.4 million and $12.2 million to provide for increased levels for severance, outplacement and office closure costs associated with its plan of business reorganization. In the third quarter fiscal 2002, net.com recorded a restructuring charge of $899,000. This charge included $610,000 for severance and $289,000 for outplacement costs. The third quarter restructure resulted in an approximate 12% reduction in net.com's workforce.

Through December 28, 2001, net.com made payments in connection with its plan of business reorganization for severance, outplacement and office closure costs in the amount of $19.0 million. During fiscal 2001, net.com evaluated the adequacy of the remaining liability for restructure charges. This evaluation resulted in a credit to restructure costs of $1.4 million.

The remaining liability for restructure charges is $764,000. net.com believes that all costs associated with its plan of business reorganization will be paid no later than the end of fiscal 2003.

7. RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, establishes accounting and reporting standards for derivative instruments. Adoption of this statement has not materially impacted the consolidated financial condition, results of operations or cash flows. This statement was effective beginning March 31, 2001.

In June 2001, the Financial Accounting Standards Board approved for issuance SFAS No. 141, BUSINESS COMBINATIONS and SFAS No.142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination and SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. SFAS No. 142 also addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 will be adopted no later than the fiscal year beginning March 30, 2002. At this time no evaluation of the impact of adopting SFAS No. 142 has been performed.

In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. net.com does not expect the adoption of SFAS No. 144 to have a material impact on its consolidated financial statements.

8. ASSETS ACQUISITION

In the first quarter of fiscal 2001, we acquired the assets of privately held Convergence Equipment Company ("Convergence") from Global Communication Technologies, Inc. for $1.5 million in cash. Convergence designs and manufactures next generation IP (internet protocol) telephony platforms. The acquisition was accounted for as a purchase. Included in the transaction is property, plant and equipment valued at $300,000 and the Convergence engineering team, intellectual property, and a full-featured IP voice switch valued at $1.2 million. The $1.2 million is classified as an intangible asset and is amortized, based on a five year.

9. SALE OF N.E.T. FEDERAL, INC.'S PROFESSIONAL SERVICE BUSINESS

On December 1, 2000, we sold the assets of our Federal Services Business to CACI International, Inc. ("CACI"). The operating results of the Federal Services Business have been excluded from the consolidated statements of operations since the date of sale. Had the sale taken place at the beginning of fiscal year 2000, the unaudited pro forma results of operations would have been as follows for the quarter and nine months ended December 29, 2000 (in thousands except for per share data):


                                                     Quarter ended                       Nine months ended
                                             DEC. 28, 2001    DEC. 29, 2000       DEC. 28, 2001    DEC. 29, 2000
                                             -------------------------------------------------------------------
         Net revenue                           $ 26,110         $  22,811           $  74,830         $ 84,256
         Net  loss                               (8,177)          (13,947)            (35,304)         (34,872)
         Basic and diluted loss per share         (0.37)            (0.64)             (1.60)            (1.61)

The pro forma results of operations give effect to certain adjustments, including adding back the effect of fixed corporate allocations.

In determining the allocation of certain revenues and expenses, management has made estimates and assumptions that affect the reported amount of Federal Services Business revenues and expenses. Actual results could differ from these amounts.

During the nine months ended December 28, 2001 we received an additional $5.0 million as a result of certain milestones being met regarding contract renewals as part of the sale of the Federal Services Business to CACI.

10. INCOME TAX BENEFIT

During the quarter ended December 28, 2001 we reevaluated the adequacy of our tax liability taking into account the statute of limitations on previously filed tax returns as well as our expected fiscal year 2002 net losses. The result of this reevaluation was to reduce the amount of necessary tax liabilities and to record a tax benefit of $1.3 million.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


This discussion and analysis should be read in conjunction with Part II of net.com's Form 10-K for the fiscal year ended March 30, 2001.

Statements made in this Management's Discussion and Analysis or elsewhere in this quarterly report or other communications (including press releases and analyst calls) that are not statements of historical fact are forward-looking statements that involve risk and uncertainty. These statements relate to future events or to our future financial results. Forward-looking statements can often be identified by words such as "may", "will", "should", "expect", "anticipate", "believe", "estimate" or words of similar import. Our actual results may differ significantly from those anticipated by any forward-looking statement as a result of a number of factors, trends, and risks many beyond our control. These factors and risks are discussed further in the Business Environment and Risk Factors below and in net.com's Form 10-K for the year ended March 30, 2001. We do not undertake an obligation to update these forward-looking statements or risk factors to reflect future events or circumstances.



RESULTS OF OPERATIONS

The following table depicts selected data derived from net.com's condensed consolidated statements of operations expressed as a percentage of revenue for the periods presented:


------------------------------------------------------------------------------------------------------------------
                                                             QUARTER ENDED          NINE MONTHS ENDED

                                                         Dec. 28,    Dec. 29,     Dec. 28,    Dec. 29,

ERCENT OF REVENUE                                          2001        2000         2001        2000
------------------------------------------------------------------------------------------------------------------
Product revenue                                              74.2%       49.6%        72.3%       50.0%
Service and other revenue                                    25.8        50.4         27.7        50.0
                                                           ------      ------       ------        ----
     Total revenue                                          100.0       100.0        100.0       100.0
                                                            -----       -----        -----       -----


Product gross margin                                         27.5        37.2         33.8        43.9
Service and other revenue gross margin                       15.6        30.5          7.9        34.5
                                                           ------      ------        -----      ------
     Total gross margin                                      24.5        33.9         26.6        39.2
                                                           ------      ------       ------      ------


Sales and marketing                                          28.6        34.7         33.8        29.0

Research and development                                     26.4        29.1         35.8        24.6

General and administrative                                   10.9         9.7         12.3         8.2

Amortization of goodwill and other intangible assets          3.3         2.8          3.5         2.2

Restructure costs (benefits)                                  3.4         0.0          1.2        (0.1)
                                                           ------     -------       ------     --------
     Total operating expenses                                72.7        76.2         86.6        63.8
                                                           ------      ------       ------      ------


Loss from operations                                        (48.2)      (42.3)       (60.0)      (24.6)
                                                         --------    ---------    ---------   ---------


Net income (loss)                                           (31.3)%      17.4%       (47.2)%      (6.4)%
                                                         ==========   ========    ==========   =========
------------------------------------------------------------------------------------------------------------------

REVENUE

Total revenue for the third quarter of fiscal 2002 decreased $5.2 million to $26.1 million, or 16.5% from the third quarter of fiscal 2001, and decreased $42.4 million to $74.8 million, or 36.2%, on a fiscal year to date basis. Product revenue for the third quarter of fiscal 2002 increased $3.9 million to $19.4 million, or 25.0% from the third quarter of fiscal 2001, and decreased $4.6 million to $54.1 million, or 7.8%, on a fiscal year to date basis. Revenues are primarily from sales of our circuit switched or "Narrowband" product line, Promina(R), which accounts for the majority of our product sales worldwide. During the quarter ending December 28, 2001, revenue increased over the same period last year due to the increase of sales to the United States Federal Government ("Federal Government"), a significant Promina customer. Following the events of September 11 2001, security concerns increased the demand for networks that share information between governmental agencies. We anticipate that we will continue to see increased purchases from the Federal Government in the near term, before returning to historical levels. On a year to date basis, with the exception of the temporary increase in Promina revenue for the Federal Government, the market for narrowband products is declining as the market for packet switched or "Broadband" products is increasing. In addition, we completed the end of life for our "SONET Transmission Manager", ("STM") product line in fiscal 2001. Product revenue for the STM products was zero in fiscal 2002 compared to $5.5 million for the first nine months of fiscal year 2001. We are currently developing and marketing new products for the broadband equipment market, which are intended to offset the decline in revenue of our Promina product line. Although broadband product revenue in the third quarter and first nine months of fiscal 2002 was not significant, we expect broadband product revenue to be more significant in fiscal 2003.

Service and other revenue for the third quarter of fiscal 2002 decreased $9.0 million to $6.7 million, or 57.3% from the third quarter of fiscal 2001 and decreased $37.8 million to $20.8 million, or 64.6% on a fiscal year to date basis. The decrease in service and other revenue is primarily the result of the divestiture of the Federal Services Business to CACI International Inc. ("CACI") in the third quarter of fiscal 2001. Service and other revenue from the Federal Service Channel in the third quarter and first nine months of fiscal 2002 was $400,000 and $1.5 million, respectively, compared to $8.5 million and $33.1 million in the comparable periods from fiscal 2001. In addition, service and other revenue declined in the third quarter and first nine months of fiscal 2002 as a result of a decline in the installed base of Promina equipment that requires ongoing service support. In the near term, we expect this trend may continue; however, as part of our broadband strategy, we are developing new service creation solutions that we expect will expand our service offerings.



GROSS MARGIN

Total gross margin, comprised of product and service margin, decreased as a percentage of total revenue to 24.5% and 26.6% in the third quarter and first nine months of fiscal 2002, respectively, compared to 33.9% and 39.2% for both comparable periods in fiscal 2001. Total gross margins in the third quarter of fiscal 2002 declined primarily as a result of a charge for excess and obsolete inventory of $4.1 million. Total gross margins for the first nine months of fiscal 2002 declined as a result of the excess and obsolete inventory charge and significantly lower service and other revenue. Product revenue gross margins declined to 27.5% and 33.8% in the third quarter and first nine months of fiscal 2002, respectively, compared to 37.3% and 43.9% for the comparable periods in fiscal 2001. The decline in product gross margins can largely be attributed to charges for excess and obsolete inventory totaling approximately $4.1 million and $6.0 million during the three and nine months ended December 28, 2001

Service and other revenue gross margins decreased to 15.6% and 7.9% in the third quarter and first nine months of fiscal 2002, respectively, compared to 30.5% and 34.5% for the comparable periods in fiscal 2001. The decline in service and other revenue gross margins is primarily the result of significantly lower service and other revenue as a result of the sale of the Federal Services Business to CACI and a decline in non Federal Services Business related service contract revenues.

OPERATING EXPENSES

Operating expenses in the third quarter and first nine months of fiscal 2002 decreased $4.9 million to $19.0 million, and $10.1 million to $64.8 million, respectively, from the comparable periods in fiscal 2001. Operating expenses as a percentage of total revenue decreased in the third quarter of fiscal 2002 to 72.7% compared to 76.2% in the third quarter of fiscal 2001. Our focus in fiscal 2002 has been to tightly manage our spending and lower our operating expenses. The decrease in operating expenses is primarily the result of headcount reductions. During the third quarter of fiscal 2002, we reduced headcount from 559 to 501 as compared to 554 at December 29, 2000. Partially offsetting the reduction in operating expenses was a restructure charge of $899,000 in the third quarter of fiscal 2002 that consisted primarily of compensation related expenses for the reduced headcount.

Operating expenses as a percentage of total revenue for the first nine months of fiscal 2002 increased to 86.6% compared to 63.8% in the first nine months from the prior year. The increase in operating expenses as a percentage of total revenue for the first nine months of fiscal 2002 compared to the prior year is primarily the result of lower revenues.

Sales and marketing expenses in the third quarter and first nine months of fiscal 2002 decreased $3.4 million to $7.5 million, and $8.7 million to $25.3 million, respectively, from the comparable periods of fiscal 2001. The decline in spending is primarily the result of lower headcount and personnel related expenses that account for 57.3% of the reduction for the quarter ended December 28, 2001 and 61.9% for the nine months ended December 28, 2001. The balance of the lower spending in the third quarter and first nine months of fiscal 2002 resulted from various expense categories that alone were insignificant to the total reduction. We expect sales and marketing expenses to vary as a percentage of sales volume for the remainder of the fiscal year.

Research and development expense in the third quarter and first nine months of fiscal 2002 decreased $2.2 million to $6.9 million and decreased $2.1 million to $26.8 million, respectively, from the comparable periods of fiscal 2001. The decline in spending is primarily the result of lower headcount, and personnel related expenses that account for 57.6% of the reduction for the quarter ended December 28, 2001 and 93.8% in the nine months ended December 28. 2001. The balance of the lower spending in the third quarter of fiscal 2002 resulted from lower prototype material expenses. We continue to invest in the research and development of our new broadband product offerings and expect spending for the remainder of the fiscal year to increase slightly compared to the third quarter of fiscal 2002 as we introduce new products.

General and administrative expense in the third quarter and first nine months of fiscal 2002 decreased $194,000 to $2.8 million and decreased $397,000 to $9.2 million, respectively, from the comparable periods of fiscal 2001. The decline in spending is primarily from lower consulting expenses. We expect general and administrative spending to remain relatively constant for the remainder of the fiscal 2002.

Amortization of goodwill and other intangibles in the third quarter and first nine months of fiscal 2002 was $861,000 and $2.6 million, respectively, compared to $861,000 and $2.5 million in the third quarter and first nine months of fiscal 2001. The amortization expense is a result of two acquisitions, FlowWise Networks, Inc. that occurred in the third quarter of fiscal 2000 and Convergence Equipment Company that occurred in the first quarter of fiscal 2001. We are amortizing goodwill and other intangibles on a straight-line basis based on a five year life.



NON-OPERATING ITEMS

Interest income, primarily related to cash investments, decreased $1.1 million to $1.0 million and $1.3 million to $4.6 million in the third quarter and first nine months of fiscal 2002, respectively, from the comparable periods of fiscal 2001. The decrease in interest income is the result of lower yields on short-term cash investments as a result of lower interest rates and lower cash balances. Partially offsetting the decrease from lower yields was $456,000 of interest income in the second quarter of fiscal 2002 associated with a fiscal 1996 tax refund.

Interest expense from: 1) the 7 1/4% convertible subordinated debentures, and 2) the debt obligations assumed as part of the acquisition of FlowWise was relatively constant in the third quarter of fiscal 2002 compared to the same period from the prior year. Interest expense for the first nine months of fiscal 2002 decreased $161,000 to $1.4 million compared to the first nine months of fiscal 2001. The decrease is primarily related to the reduction in principal for the debt obligations.

Other income in the third quarter and the first nine months of fiscal 2002 was $2.6 million and $5.0 million, respectively, compared to other income totaling $14.8 million in the third quarter and first nine months of fiscal 2001. Other income in the third quarter of fiscal 2002 resulted primarily from a $2.5 million gain as a result of certain milestones being met regarding contract renewals as part of the sale of the Federal Services Business to CACI. In addition, the first quarter of fiscal 2002 included an additional $2.5 million payment from CACI. Other income in the third quarter of fiscal 2001 included a net gain of $14.9 million from the sale of the Federal Services Business to CACI.

The third quarter and first nine months of fiscal 2002 include a tax benefit totaling $1.3 million as compared to a tax benefit totaling $2.3 million for both comparable periods from the prior year. In both the third quarter of fiscal 2002 and fiscal 2001, we reevaluated the adequacy of our tax liability taking into account the previously filed tax returns as well as our expected fiscal year net losses. The net result of these reevaluations was to reduce the amount of necessary tax liabilities and to record a tax benefit of $1.3 million in fiscal 2002 and $2.3 million in fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of December 28, 2001, we had cash and cash equivalents of $11.1 million, restricted cash of $11.2 million and short-term investments of $79.0 million for a total of $101.4 million as compared to $133.8 million at the end of fiscal 2001. The decrease in cash, cash equivalents, restricted cash, and short term cash investments was a result of two factors: 1) net operating losses and the related effect on cash, and 2) disbursements of $8.2 million for the leasehold improvement costs associated our new corporate headquarters facility.

Net cash used in operating activities in the first nine months of fiscal 2002 was $17.6 million compared to net cash used in operating activities of $9.7 million in the first nine months of fiscal 2001. The net increase in cash used by operations in the first nine months of fiscal 2002 resulted primarily from a net loss, net of CACI gains, of $40.3 million compared to $22.4 million in the prior year. Partially offsetting the decrease was reductions in inventories and prepaid expenses.

Net cash provided from investing activities was $7.4 million in the first nine months of fiscal 2002 compared to net cash used for investing activities of $3.9 million in the first nine months of fiscal 2001. Net cash provided from investing activities in the first nine months of fiscal 2002 resulted primarily from the proceeds from maturing temporary cash investments of $101.0 million and proceeds from the sale of the Federal Services Business of $5.0 million. Partially offsetting the net cash provided from investing activities was cash used for purchases of temporary cash investments of $67.6 million, purchases of property and equipment of $19.9 million and an increase in restricted cash of $10.7 million. The increase in restricted cash in the first nine months of fiscal 2002 is primarily the result of a $9.5 million letter of credit that is required for tenant improvements related to our new facility construction.

Net cash provided by financing activities in the first nine months of fiscal 2002 was $1.0 million compared to $11.5 million in the first nine months of fiscal 2001. The $1.0 million in the first nine months of fiscal 2002 resulted from the sale of common stock from the employee stock purchase plan, whereas the $11.5 million in the first nine months of fiscal 2001 was primarily due to the receipt of $10.0 million in cash in relation to our insurance settlement for construction defects at our Fremont campus.

Cash flow from operations is currently negative and we expect this to continue for at least the next two to three quarters until we return to cash flow positive from operations. We believe that our current cash, cash equivalents and temporary cash investments will be sufficient to fund operations, purchases of capital equipment and research and development programs currently planned for at least the next 12 months.


BUSINESS ENVIRONMENT AND RISK FACTORS

Our business is subject to the risks and uncertainties described below. Although we have tried to identify the material risks to our business, this is not an all-inclusive list. There may be additional risks not described because either they have not yet been identified or they are not material now, although they could arise or become material in the future. Any one of the risks identified below could materially impact our business, results of operations or financial condition.


WE HAVE INCURRED NET LOSSES IN FISCAL YEAR 2000 AND 2001 AND EXPECT TO INCUR FUTURE LOSSES FOR THE FORESEEABLE FUTURE.

For each of the past two fiscal years and for the first nine months of fiscal 2002, we have incurred net losses. Our ability to achieve profitability on a continuing basis will depend on the successful design, development, testing, introduction, marketing, and broad commercial distribution of our new packet equipment products, specifically our SCREAM(TM) product line and to a lesser degree our SHOUTIP(TM) product line. We expect to continue to incur significant product development, sales and marketing and administrative expenses as we continue to maintain support of our existing products and customers while launching new products. Many of our operating expenses are fixed in the short term making it difficult to reduce expenses rapidly. At current revenue levels our operating expenses are too high to enable us to be profitable. In order to achieve profitability, we need to generate significant sales growth from our SCREAM and SHOUTIP product lines or decrease expenses, to offset declines in the sales of our existing Promina product line.

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


OUR STOCK PRICE MAY BE VOLATILE.

Our common stock has experienced substantial price volatility, particularly as a result of variations between our actual or anticipated financial results and the published expectations of analysts, and as a result of announcements by our competitors and us. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies, in particular technology companies, and that have often been unrelated to the operating performance of these companies. These factors, as well as general economic, industry specific, and political conditions may materially adversely affect the market price of our common stock in the future. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options.


OUR SUCCESS DEPENDS ON OUR ABILITY TO DEVELOP NEW PRODUCTS AND PRODUCT ENHANCEMENTS THAT WILL ACHIEVE MARKET ACCEPTANCE.

Our operating results will depend to a significant extent on the successful design, development, testing, introduction, marketing, and broad commercial distribution of our new broadband equipment products, specifically our SCREAM product line and to a lesser extent on our SHOUTIP product line. The success of these and other new products is dependent on several factors, including proper new product definition, competitive product cost, timely completion and introduction of new products, differentiation of new products from those of our competitors and market acceptance of these products. The markets for our products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and evolving methods of building and operating networks. Our SCREAM and SHOUTIP product lines target start-up telecommunications companies and long established domestic carriers such as AT&T, Worldcom, Verizon, Qwest, SBC Communications, BellSouth and Sprint. We may not successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products. Products and technologies developed by others may render our products or technologies obsolete or non-competitive which in turn could adversely affect our ability to achieve profitability.

WE ARE DEPENDENT ON REVENUE FROM THE PROMINA PRODUCT LINE UNTIL REVENUE FROM OUR SCREAM AND SHOUTIP PRODUCT LINES INCREASES SUBSTANTIALLY.

Currently, we derive the majority of our product revenue from our Promina product line, a circuit-based technology. We believe that the market for circuit-based technology has declined and will continue to decline in the future as new networks will likely employ packet based technology. The migration from circuit to packet-based technology has happened more dramatically in the United States commercial markets than in the Federal Government market and the rest of the world. The decline of our business in the United States commercial markets since fiscal 1999 has had a material adverse affect on our business and results of operations and continues to this day. Should this decline extend into our international and Federal Government markets in a similar fashion before we gain traction on our new SCREAM and SHOUTIP product lines, our revenue may not increase to profitable levels.


A SIGNIFICANT PORTION OF OUR REVENUE IS GENERATED FROM SALES TO THE FEDERAL GOVERNMENT.

A significant portion of our total revenue from product sales comes from contracts with the Federal Government, most of which do not include long-term purchase commitments. Historically, the Federal Government has been slower to adopt new technology, such as packet-based technology, which has had the effect of extending the product life of our older products. If the Federal Government accelerated adoption of new technology by replacing the Promina product line in their networks our product revenue would decline sharply. If we fail in renewing a significant number of Federal Government contracts or if sales to the Federal Government decline sharply, our revenue may not increase to profitable levels.


OUR ABILITY TO SUCCESSFULLY COMMERCIALIZE SCREAM WILL DEPEND HEAVILY ON THE WIDESPREAD ACCEPTANCE OF SERVICE CREATION AS A MEANS OF ACHIEVING MAXIMUM NETWORK PRODUCTIVITY AND ON APPROPRIATE REGULATORY INCENTIVES.

Over the last five years, carriers generated revenue by adding more customers or by offering additional services to existing customers. Offering additional services to an existing subscriber base is generally a preferred approach to generating additional revenue, but these services typically require network upgrades and the purchase of expensive equipment. Over time, however, carriers' aggressive price discounts, expensive direct marketing campaigns, and massive capital outlays for infrastructure expansion have offset whatever incremental revenue increases were generated by the new services and have eroded the profitability of these companies. Since the second quarter of fiscal 2000, we have spent the majority of our research and development and marketing resources to position ourselves and our SCREAM family of products as the next generation of telecommunications equipment that will enable carriers to maximize the delivery of new services while leveraging their existing networks and ensuring quality of service. The future success of SCREAM will depend in large measure on carriers' acceptance of service creation as the vehicle that will deliver revenue increases sought after by the carriers. Failure to achieve this acceptance could affect our ability to sell the SCREAM product and grow overall revenue.

In addition, without deregulation in the United States and overseas, the economic incentive for the incumbent carrier to actively engage in changing their service delivery model to the service creation delivery model is low. While the 1999 decision by the United States Federal Communications Commission to decline to force incumbent local exchange carriers to unbundle their ATM infrastructure, thus allowing incumbents to deny competitive carriers access to their ATM networks, has made the service creation model viable for carrier revenue growth, it remains to be seen whether or not the regulatory structure in other countries will set the stage for the service creation model to take hold. Failure to achieve the regulatory structure favorable to the service creation model overseas could affect our ability to sell the SCREAM product overseas and to grow overall revenue.


OUR SHOUTIP PRODUCT LINE MAY NEVER GENERATE SIGNIFICANT REVENUE.

Our SHOUTIP product is a voice over IP product that we acquired through the purchase of the assets of Convergence Equipment Company in April 2000. The SHOUTIP product has not yet generated significant sales. Due to the competitive nature of this market segment there can be no assurances that this product will generate significant sales in the short term, if ever.

TO SUCCESSFULLY MARKET SCREAM, WE WILL NEED TO SIGN UP SIGNIFICANT NEW STRATEGIC PARTNERS WHO CAN HELP SELL OUR PRODUCTS INTO THE SERVICE PROVIDER MARKET.

In order to successfully market our SCREAM product, we will need to sign up new strategic partners, such as software application partners, systems integrators and product original equipment manufacturers ("OEM") or resellers. The importance of the software application partners is that they provide critical functions, such as billing, mediation, provisioning and configuration that are needed to create a total service creation solution for our customers. Product OEM or resale partners will be needed to supplement and enhance our existing direct sales force both in the United States and overseas. Service providers rely on systems integrators to support new equipment or services into their network. These integrators are important in the large incumbent carrier networks and could facilitate our entry into those networks. While we have begun the process of identifying and signing software application, system integrator and OEM or resale partners, more partners may be necessary in all these areas for us to be successful. In particular, we may need to find strategic partners to assist us with the integration of security functions, such as digital certificates, third party firewall, intrusion detection and public key management to meet evolving security needs, as well as to counter rival efforts to assert differentiation in the security area. Additionally, we may need to pursue partnerships with vendors who have optical core and core routing technologies in order to counter the end-to-end solution providers, such as Nortel, Cisco and Lucent as well as to bolster our co-marketing efforts. Failure to sign up these new strategic partners could affect our ability to sell the SCREAM product and grow overall revenue.


RECENT DECLINES IN PURCHASES BY TELECOMMUNICATIONS SERVICE PROVIDERS AND THE OVERALL DECLINE OF PRODUCT SALES IN THIS MARKET COULD IMPACT SALES OVER THE NEXT SEVERAL QUARTERS.

Over the last twenty-one months, the financial health of many of the newly emerging telecommunications service providers, including many of the companies classified as Competitive Local Exchange Carriers or "CLECs" began to deteriorate. In addition, there is evidence that other more established service providers are cutting back on equipment purchases as part of an overall slow down in economic growth. We believe that many telecommunications equipment companies, including net.com, are impacted by this decline. In addition, the timing and volume of purchases by emerging service providers can be unpredictable due to other factors, including their need to build a customer base and to expand their capacity while working within their budgetary constraints. Our ability to recognize revenue from emerging service providers will depend on the relative financial strength of the particular customer. We may be required to write off or decrease the value of our accounts receivable from a customer whose financial condition materially deteriorates. Decreases in purchasing volume of emerging service providers or changes in the financial condition of emerging service provider customers could have a material impact on our results of operations and financial condition in future periods. In addition, the selling cycle of our SCREAM product family could be extended as our service provider customers reduce their capital budgets.


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


FACTORS BEYOND OUR CONTROL COULD AFFECT OUR ABILITY TO SELL INTO INTERNATIONAL MARKETS.

As a general rule, international sales tend to have risks that are difficult to foresee and plan for, including political and economic stability, regulatory changes, currency exchange rates, changes in tax rates and structures, and collection of accounts receivable. Further, our international markets are served primarily by non-exclusive resellers who themselves may be severely impacted by economic or market changes within a particular country or region. Unforeseen or unpredictable changes in international markets could have a material adverse effect on our business, results of operations and financial condition.

WE CANNOT GUARANTEE THAT THE DIVESTITURE OF OUR FEDERAL SERVICES BUSINESS WILL PROVE SUCCESSFUL.

On December 1, 2000, we closed the sale of our Federal Services Business to CACI, which will continue to provide maintenance and other services to our federal customers. We continue to sell net.com products directly to the Federal Government and, additionally, have a strategic alliance with the acquirer, CACI, to jointly market each other's products and services. For the divestiture to be successful, CACI must continue to provide the level of service to which our customers have become accustomed. Should CACI experience difficulties in providing those services, it could impact purchasing decisions for our product and cause federal customers to seek products from other vendors.

In addition, in order to realize the full economic benefits of the sale, net.com must facilitate the assignment and extension of certain contracts with the Federal Government that triggers up to an additional $8.0 million of consideration under the divestiture agreement. If the divestiture of our Federal Services Business proves unsuccessful, it could have an adverse impact on our business, financial condition or results of operation.


INCREASED COMPETITION IS LIKELY IN THE FUTURE.

The market for telecommunication equipment is highly competitive, dynamic and characterized by the easy entrance of new start-up companies, rapid changes to and the convergence of technologies and a worldwide migration from existing circuit technology to the new packet based technologies. We compete directly internationally and domestically with many different companies, some of which are large, established suppliers of end-to-end solutions such as Cisco, Lucent, Alcatel and Nortel. In addition, there are a number of new start-ups that are targeting this market, including CoSine, Ellacoya, Unisphere, Quarry, Gotham, Celox and others. Many of our competitors have significantly greater financial, marketing and technical resources than we have and offer a wider range of networking products than we offer. They are often able to devote greater resources to the development, marketing and sale of their products and to use their equity or significant cash reserves to acquire other companies with technology and/or products that compete directly with ours. They often can compete favorably on price because their large product selection allows them to bundle multiple solutions together without significantly impacting their overall product margins. Small start-up ventures are better able than net.com to focus their resources on a particular product development unencumbered by the requirements to support an existing product line. As a result of the flexibility of their market strategies, our competitors may be able to obtain strategic advantages that may adversely affect our business, financial condition or results of operations.

In addition, the networking equipment market has seen the constant introduction of new technologies that has reduced the value of older technology solutions. This has created pricing pressure on older products while increasing the performance expectations of newer networking equipment. Moreover, broadband technology standards are constantly evolving and alternative technologies or technologies with greater capability are constantly introduced and sought by our customers. It is possible that the introduction of other technologies will either supplant our current technologies and technologies we have in development or will require us to significantly lower our prices in order to remain competitive. To remain competitive, we must continue to evolve our SCREAM and SHOUTIP product lines to meet the ever-changing technology needs of the networking market while ensuring that they can be sold at a competitive price. We also must enhance our Promina product line to provide needed features that increase their overall value proposition for the customer while keeping the price competitive. Due to the competitive nature of the market and the relative age of our Promina product offerings as well as the competitive pressure being exerted on our SCREAM and SHOUTIP technologies, we may not be able to maintain prices for them at levels that will sustain profitability over the short or long term.


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

Because our distributors and resellers often have pre-existing competitive relationships, our distributors and resellers are not always successful in promoting our products thereby impacting the sustainability of our international product sales. If we cannot develop relationships with distributors and resellers that can effectively market and sell our products and services, we may not be able to meet our forecasted revenue in future quarters.


OUR PRODUCTS HAVE LONG SALES CYCLES, MAKING IT DIFFICULT TO PREDICT WHEN A CUSTOMER WILL PLACE AN ORDER AND WHEN TO FORECAST REVENUE FROM THE RELATED SALE.

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


OUR LACK OF BACKLOGGED PRODUCT ORDERS MAKES IT DIFFICULT FOR US TO ACCURATELY FORECAST SALES AND CREATES A RISK OF CARRYING TOO MUCH OR TOO LITTLE INVENTORY.

Historically, the majority of our revenue in each quarter has resulted from orders received and shipped in that quarter. While we do not believe that backlog is necessarily indicative of future revenue levels, our customers' ordering patterns and the absence of backlogged orders create a significant risk that we could carry too much or too little inventory if orders do not match forecasts. Rather than base forecasts on orders received, we have been forced to schedule production and commit to certain expenses based more upon forecasts of future sales, which are difficult to predict in the telecommunications industry. Furthermore, if large orders do not close when forecasted or if near-term demand weakens for the products we have available to ship, our operating results for that quarter or subsequent quarters would be materially adversely affected.


WE HAVE OFFERED AND MAY CONTINUE TO OFFER CUSTOMER FINANCING ARRANGEMENTS.

Historically, our customers have been larger corporate enterprises or well-established service providers. Over the past three fiscal years, we have targeted several emerging global carriers, international voice resellers and smaller rural incumbent local exchange carriers ("ILECS") and CLECS. These companies generally do not have substantial operating histories or significant capital resources and often do not qualify for credit from traditional lending sources. Consequently, vendor-financing programs have become a competitive factor in obtaining business. We have worked with customers and third-party financial institutions to finance projects through negotiated financing arrangements or leases. This program includes a loss sharing provision under which there is limited recourse to us in the event of default and is for companies based in the United States only. As of December 28, 2001 we had $3.1 million of outstanding lease financing that may be subject to limited recourse provisions. We have experienced losses due to customers failing to meet their obligations and demands by lessors under recourse provisions. In fiscal year 2002, we did not offer the program and believe that any additional degradation in the market will not result in a material adverse effect on our operating results and financial liquidity.


IF WE ARE UNABLE TO RETAIN EXISTING EMPLOYEES AND ATTRACT, RECRUIT AND RETAIN KEY PERSONNEL, THEN WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR BUSINESS.

Our success continues to be dependent on our being able to attract and retain highly skilled engineers, managers and other key employees. Until the end of the first quarter fiscal 2002, the tight job market made competition for employees very intense for all employers. This trend recently changed with the sharp downturn in the economy, especially in the telecommunications industry. However, if we are not able to continue to attract, recruit and retain key personnel, particularly engineers and sales and marketing employees, we may be unable to meet important company objectives such as product delivery deadlines and sales targets.

WE RELY ON A NUMBER OF SOLE SOURCE SUPPLIERS FOR OUR COMPONENT PARTS.

We purchase key components from single source suppliers, in particular, our back planes, ASICs and power supplies. If our sole source suppliers or we fail to obtain components in sufficient quantities when required, delivery of our products could be delayed resulting in decreased revenues. In addition, if one of these suppliers were no longer able to supply a required component, we may have to significantly reengineer the affected product. Further, variability in demand and cyclical shortages of capacity in the semiconductor industry have caused lead times for ordering parts to increase from time to time. If we encounter shortages or delays in receiving ordered components or if we are not able to accurately forecast our ordering requirements, we may be unable to ship ordered products in a timely manner.


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


OUR INTELLECTUAL PROPERTY RIGHTS MAY NOT BE ADEQUATE TO PROTECT OUR BUSINESS.

Our future success depends upon our proprietary technology. Although we attempt to protect our proprietary technology through patents, copyrights, and trade secrets, we cannot predict whether such protection will be adequate, or whether our competitors can develop similar technology independently without violating our proprietary rights. As competition in the communications equipment industry increases and the functionality of the products in this industry further overlap, we believe that companies in the communications equipment industry may become increasingly subject to infringement claims. We have received and may continue to receive notice from third parties, including some of our competitors, claiming that we are infringing their patents or their other proprietary rights. We cannot predict whether we will prevail in any litigation over third-party claims, or that we will be able to license any valid and infringed patents on commercially reasonable terms. Any of these claims, whether with or without merit, could result in costly litigation, divert our management's time, attention and resources, delay our product shipments or require us to enter into royalty or licensing agreements. In addition, a third party may not be willing to enter into a royalty or licensing agreement on acceptable terms, if at all. If a claim of product infringement against us is successful and we fail to obtain a license or develop or license non-infringing technology, we may be unable to market the affected product.


WE NEED TO CONTINUE TO LICENSE PRODUCTS FROM THIRD PARTIES.

For our Promina, SCREAM and SHOUTIP products, we license some of our technology from third parties. If the relevant licensing agreement expires or is terminated without our being able to renew that license on commercially reasonable terms, or if we cannot obtain a license for our new and legacy products or enhancements on our existing products we may be unable to market the affected product.


WE FACE RISKS ASSOCIATED WITH CHANGES IN TELECOMMUNICATIONS REGULATIONS AND TARIFFS.

Changes in domestic and international telecommunications requirements could affect the sales of our products. In the United States, our products must comply with various Federal Communications Commission requirements and regulations. In countries outside of the United States, our products must meet various requirements of local telecommunications authorities. Changes in tariffs or failure by us to obtain timely approval of products could impact our ability to market the affected product.

In addition, there are currently few laws or regulations that govern access or commerce on the Internet. If individual countries, or groups of countries, acting in concert began to impose regulations or standards on Internet access or commerce including voice over IP, our ability to sell our new SCREAM and SHOUTIP products or other new products would be adversely impacted if the regulations or standards resulted in decreased demand or increased costs for our products.


WE ARE EXPOSED TO FLUCTUATIONS IN THE EXCHANGE RATES OF FOREIGN CURRENCY.

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Historically, our primary exposures have been related to non-dollar denominated sales in the United Kingdom, France, and Germany and non-dollar denominated operating expenses in Europe, Latin America, and Asia where we sell primarily in United States dollars. The use of the Euro as a common currency for members of the European Union could impact our foreign exchange exposure. We will continue to monitor our exposure and may hedge against these or any other emerging market currencies as necessary. We are currently not hedging our exposure to the Euro or any other foreign currency but will continue to evaluate the impact of foreign currency fluctuations on our future foreign exchange exposure as well as our internal systems.


THE LOCATION OF OUR FACILITIES SUBJECTS US TO THE RISK OF EARTHQUAKE AND FLOODS.

Our corporate headquarters, including most of our research and development operations and our manufacturing facilities, are located in the Silicon Valley area of Northern California, a region known for seismic activity. These facilities are located near the San Francisco Bay where the water table is quite close to the surface and where we have experienced water intrusion problems in the facilities we recently vacated. In particular, unknown defects in the construction of our new facilities combined with the proximity to water may result in water infiltration problems for the net.com. A significant natural disaster, such as an earthquake or flood, could have a material adverse impact on our business, operating results, and financial condition.


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

                                    PART II.
                                OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits

            10.26 Change of Control Agreement dated December 5, 2001 between Registrant and John F. McGrath, Jr.

            10.27 Form of Amendment One to Change of Control Agreement - entered into between Registrant and each of the following officers of Registrant on December 5, 2001:
                        John C. Batty, Craig W. Forbes, John M.Guisto, Hans Kramer, Gary L. Lau, Andrew G. Sceats, and Hubert A. J. Whyte.

     (b)    Report on Form 8-K
            None

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           NETWORK EQUIPMENT
                                           TECHNOLOGIES, INC.





Dated:  February 8, 2002                   /s/ Hubert A.J. Whyte
                                           ---------------------------------
                                           Hubert A.J. Whyte
                                           President and Chief Executive Officer







                                           /s/ John F. Mcgrath, Jr.
                                           ---------------------------------
                                           John F. McGrath, Jr.
                                           Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

                                                                   EXHIBIT 10.26

                           CHANGE OF CONTROL AGREEMENT



THIS CHANGE OF CONTROL AGREEMENT (the "Agreement") is entered into as of December 5, 2001, by and between NETWORK EQUIPMENT TECHNOLOGIES, INC. (the "Company"), and JOHN F. MCGRATH, JR. (the "Executive").

1.       DEFINITIONS.

(A) CHANGE IN CONTROL AND CORPORATE TRANSACTION. For all purposes under this Agreement, "Change in Control" and "Corporate Transaction" will have the same meaning as the defined term in the Company's 1993 Stock Option Plan.

(B) GOOD REASON. For all purposes under this Agreement, "Good Reason" means that the Executive: (i) has incurred a material reduction or alteration in his or her authority, status or responsibility; (ii) has incurred a material reduction in his or her "base compensation"; or (iii) has been notified that his or her principal place of work will be relocated by a distance of 50 miles or more.

(C) BASE COMPENSATION. For purposes of this Agreement, "Base Compensation" means annualized base salary as reflected in the Company's payroll records as of the effective date of this Agreement and as may be subsequently adjusted upward for increases.

(D) CAUSE. For all purposes under this Agreement, "Cause" means: (i) a willful act by the Executive which constitutes misconduct or fraud and which has a material adverse effect on the Company; or (ii) Conviction of a felony crime. No act, or failure to act, by the Executive will be considered "willful" unless committed without good faith and without a reasonable belief that the act or omission was in the Company's best interest.

(E) DISABILITY. For all purposes under this Agreement, "disability" will have the same meaning as under the Company's Long-Term Disability Plan.

2. INCENTIVE PROGRAMS. If a Change in Control or Corporate Transaction occurs with respect to the Company, and within the first twelve (12) month period after such occurrence, the Executive either voluntarily resigns his or her employment for Good Reason, or his or her employment is terminated by the Company for any reason other than Cause or Disability, then the Executive shall become fully vested in all awards heretofore or hereafter granted to him or her under all stock option, stock appreciation rights, restricted stock, phantom stock or similar plans or agreements of the Company regardless of any provisions in such plans or agreements that do not provide for full vesting. (To the extent that such plans or agreements provide for full vesting on the same or an earlier date than this Agreement, such plans or agreements shall prevail.) In addition, all vested awards will be exercisable for no more than one (1) year from the date of their full vesting pursuant to Section 2 of this Agreement or on the date the vested awards expire, whichever is sooner.

3.       SUCCESSORS.

(A) COMPANY'S SUCCESSORS. The Company will require any successor (whether direct or indirect and whether by purchase, lease, merger, consolidation, liquidation or otherwise) to all or substantially all of the Company's business and/or assets, by an agreement in substance and form satisfactory to the Executive, to assume this Agreement and to agree expressly to perform this Agreement in the same manner and to the same extent as the Company would be required to perform it in the absence of a succession. The Company's failure to obtain such agreement prior to the effectiveness of a succession will constitute Good Reason under Section 1(b) for the Executive to terminate his or her employment. For all purposes under this Agreement, the term "Company" will include any successor to the Company's business and/or assets which executes and delivers the assumption agreement described in this Subsection (a) or which becomes bound by this Agreement by operation of law.

(B) EXECUTIVE'S SUCCESSORS. This Agreement and all rights of the Executive under this Agreement will inure to the benefit of, and be enforceable by, the Executive's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees.

4.       MISCELLANEOUS PROVISIONS.

(A) NOTICE. Notices and all other communications contemplated by this Agreement will be in writing and will be deemed to have been duly given when personally delivered or when mailed by U.S. registered or certified mail, return receipt requested and postage prepaid. In the case of the Executive, mailed notices will be addressed to him or her at the home address which he or she most recently communicated to the Company in writing. In the case of the Company, mailed notices shall be addressed to its corporate headquarters, and all notices shall be directed to the attention of its Secretary.

(B) MODIFICATION, WAIVER, OR DISCHARGE. No provision of this Agreement will be modified, waived or discharged unless the modification, waiver or discharge is agreed to in writing and signed by the Executive and by an authorized officer of the Company (other than the Executive). No waiver by either party of any breach of, or of compliance with, any condition or provision of this Agreement by the other party will be considered a waiver of any other condition or provision or of the same condition or provision at another time.

(C) WHOLE AGREEMENT. No agreements, representations or understandings (whether oral or written and whether express or implied) which are not expressly set forth in this Agreement have been made or entered into by either party with respect to the subject matter hereof.

(D) NO SETOFF; WITHHOLDING TAXES. There will be no right of setoff or counterclaim, with respect to any claim, debt or obligation, against payments to the Executive under this Agreement. All payments made under this Agreement will be subject to reduction to reflect taxes required to be withheld by law.

(E) CHOICE OF LAW. The validity, interpretation, construction and performance of this Agreement will be governed by the laws of the State of California.

(F) SEVERABILITY. The invalidity or unenforceability of any provision or provisions of this Agreement will not affect the validity or enforceability of any other provision hereof, which will remain in full force and effect.

(G) ARBITRATION. Any controversy or claim arising out of or relating to this Agreement, or the breach thereof, will be settled by arbitration in San Francisco in accordance with the Commercial Arbitration Rules of the American Arbitration Association. Discovery will be permitted to the same extent as in a proceeding under the Federal Rules of Civil Procedure, including (without limitation) such discovery as is specifically authorized by section 1283.05 of the California Code of Civil Procedure, without need of prior leave of the arbitrator under section 1283.05(e) of such Code. Judgment on the award rendered by the arbitrator may be entered in any court having jurisdiction thereof. All fees and expenses of the arbitrator and such Association and attorney fees will be paid as determined by the arbitrator.

(H) NO ASSIGNMENT. The rights of any person to payments or benefits under this Agreement will not be made subject to option or assignment, either by voluntary or involuntary assignment or by operation of law, including (without limitation) bankruptcy, garnishment, attachment or other creditor's process, and any action in violation of this Subsection (h) will be void.

5. EFFECTIVE DATE AND TERM OF AGREEMENT. This Agreement is effective on the date written above and will continue in effect until the Company gives one
(1) years' written notice of cancellation; provided, that, notwithstanding the delivery of any such notice, this Agreement will continue in effect for a period of one (1) year after a Change in Control or Corporate Transaction, if such transaction(s) occurs during the term of this Agreement. Except as provided in the next paragraph, this Agreement will terminate if Executive or the Company terminates Executive's employment prior to a Change in Control or Corporate Transaction.

This Agreement will also become effective in the event that the Company terminates the Executive's employment for any reason other than Cause or Disability or the Executive voluntarily resigns for Good Reason in connection with an impending Change in Control or Corporate Transaction. The Company's Board shall determine in good faith whether such a termination or resignation is occurring in connection with an impending Change in Control or Corporate Transaction. However, such a termination or resignation will in any event be deemed to be in connection with an impending Change in Control or Corporate Transaction if the termination or resignation (i) is required by the merger agreement or other instrument relating to such Change in Control or Corporate Transaction or (ii) is made at the express request of the other party to the transaction constituting such Change in Control or Corporate Transaction. If this paragraph applies, then this Agreement will become effective immediately prior to the effective time of the Executive's termination or resignation.

The foregoing provisions of this Agreement notwithstanding, this Agreement may be terminated by the Company at any time prior to a Change of Control or Corporate Transaction with respect to the Company following a vote of a majority of the Continuing Directors of the Company and the provisions of this Agreement shall thereafter be null and void and of no further force or effect. For purposes of this Agreement, a "Continuing Director" means any existing member of the Board of Directors as of the date of this Agreement and successors approved by a majority of the Continuing Directors, in each case a person who is not a party (other than the Company) or an affiliate or associate of such party (other than the Company) or an affiliate or associate of such party (other than the Company) to the Change of Control or Corporate Transaction. In the event of the termination of this Agreement pursuant to the foregoing sentence, the provisions of the preceding paragraph concerning an impending Change of Control or Corporate Transaction shall also be deemed null and void and of no force and effect.

IN WITNESS WHEREOF, each of the parties has executed this Agreement, in the case of the Company by its duly authorized officer, as of the day and year first above written.



                                          EXECUTIVE:




                                          /s/ John F. McGrath, Jr.
                                          -------------------------------------

                                          John F. McGrath, Jr.



                                          NETWORK EQUIPMENT TECHNOLOGIES, INC.







                                          By  /s/ Hubert A. J. Whyte
                                              ----------------------------------

                                              Hubert A. J. Whyte

EXHIBIT 10.27

                                  AMENDMENT ONE
                                       TO

                           CHANGE OF CONTROL AGREEMENT





This AMENDMENT ONE to the CHANGE OF CONTROL AGREEMENT dated [ ] (the "Agreement") is entered into as of [ ], 2001 (the "Effective Date"), by and between NETWORK EQUIPMENT TECHNOLOGIES, INC. (the "Company"), and _________ (the "Executive").

                                    RECITALS



         WHEREAS, Company and Executive with to modify certain terms and condition of the Agreement and


         WHEREAS, Company and Executive do wish that the changes effectuated by this Amendment One should take effect as of the Effective Date set forth above.


         NOW THEREFORE, in consideration of the foregoing recitals and of the mutual promises, covenants and conditions hereinafter contained, Company and Executive do hereby agree as follows.


Section 2, INCENTIVE PROGRAMS.
         Delete the last sentence of Section 2 of the Agreement in its entirety and replace it with "In addition, all vested awards will be exercisable for no more than one (1) year from the date of their full vesting pursuant to Section 2 of this Agreement or for the balance of their term, whichever is sooner."

Section 5, Effective Date and Term of the Agreement
         Add the following as the last paragraph of Section 5 of the Agreement:

         The foregoing provisions of this Agreement notwithstanding, this Agreement may be terminated by the Company at any time prior to a Change of Control or Corporate Transaction with respect to the Company following a vote of a majority of the Continuing Directors of the Company and the provisions of this Agreement shall thereafter be null and void and of no further force or effect. For purposes of this Agreement, a "Continuing Director" means any existing member of the Board of Directors as of the date of this Agreement and successors approved by a majority of the Continuing Directors, in each case a person who is not a party (other than the Company) or an affiliate or associate of such party (other than the Company) or an affiliate or associate of such party (other than the Company) to the Change of Control or Corporate Transaction. In the event of the termination of this Agreement pursuant to the foregoing sentence, the provisions of the preceding paragraph concerning an impending Change of Control or Corporate Transaction shall also be deemed null and void and of no force and effect.

         Except as expressly provided by this Amendment One, all other terms and conditions of the Agreement shall otherwise remain unchanged and in full force and effect.


     IN WITNESS WHEREOF, the parties hereto have executed this Amendment One as of the date set forth above.

                                   EXECUTIVE:


                                   ---------------------------------------------
                                   [Name]



                                   NETWORK EQUIPMENT TECHNOLOGIES, INC.





                                   By   /s/ Hubert A. J. Whyte
                                        ----------------------------------------

                                          Hubert A. J. Whyte

                                          President and Chief Executive Officer