Form 10-K
period 2002-03-29
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2002-06-18
CIK 752431

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

  (Mark One)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                    For the Fiscal Year Ended March 29, 2002

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

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

                            6900 Paseo Padre Parkway
                         Fremont, California 94555-3660
                                 (510) 713-7300

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

                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 3, 2002, based on the closing price of such stock on that date was $96,066,746, calculated by excluding all directors and executive officers and individual stockholders holding more than 10% of the registrant's common stock.

The number of shares outstanding of the Common Stock, $0.01 par value, on June 3, 2002 was 22,335,927.

                      DOCUMENTS INCORPORATED BY REFERENCE:

The registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on August 13, 2002 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                                     PART I

FORWARD-LOOKING STATEMENTS

Statements contained in this Form 10-K that are not historical facts are forward-looking statements within the meaning of the federal securities laws that relate to future events of our financial performance. A forward-looking statement may contain words such as "plans," "hopes," "believes," "estimates," "will continue to be," "will," "continue to," "expect to," "anticipate that," "to be," or "can impact." Forward-looking statements are based upon management expectations and involve risks and uncertainties that may cause actual results to differ materially from those anticipated in the forward-looking statements. Many factors may cause actual results to vary including, but not limited to, the factors discussed in this Form 10-K. Network Equipment Technologies, Inc. expressly disclaims any obligation or undertaking to revise or publicly release any updates or revisions to any forward-looking statement contained in this Form 10-K. Investors should carefully review the risk factors described in this document along with other documents net.com files from time to time with the Securities and Exchange Commission.

Item 1.  Business

OVERVIEW

Network Equipment Technologies, Inc., doing business as net.com (collectively, we, us, our or net.com), is a leading innovator of service creation, providing platforms that enable carriers and service providers to rapidly create and deliver revenue-generating applications, content and network services to business and residential customers, while maximizing existing infrastructure investment. Service creation is the ability for end-users and service providers to dynamically define, deliver, manage and profit from network services. net.com's service creation products reside at the intersection of networks or at the economic edge where carriers and content providers converge to offer a new range of communications experiences to end-users.

Our legacy narrowband Promina(R) equipment ("Legacy Business") is used in mission critical multi-service wide area networks, or "WANs", that allow customers to integrate voice, data, image and video traffic for Asynchronous Transfer Mode, or "ATM", frame relay, Internet Protocol, or "IP", and Integrated Services Digital Network, or "ISDN", services across a single network infrastructure. net.com's WAN products are used by enterprise, service provider and government customers worldwide.

Over the past several years, traditional narrowband, or Time Division Multiplexed, or "TDM", WANs, for which our historical products have been designed, were replaced by next generation packetized networks due to a decline in the traditional narrowband market. Narrowband WANs rely on circuit-switched technology to provide infrastructure and capability to link local area networks, or "LANs", campus networks, voice traffic, video and other applications to each other via service provider transmission facilities or services. New service provider offerings enabled enterprises to purchase lower cost WAN services that use public infrastructure rather than more costly dedicated lease lines.

Additionally, next generation networks, which make use of the IP to enable convergence, or the bundling of voice, data, and video over a single public carrier infrastructure, began to have increased appeal. By breaking information into smaller pieces, packet switching enables information to be moved more swiftly through the network and enables more traffic to be sent in a shorter time. Convergence of disparate applications onto a single packet infrastructure will ultimately prove to be a more cost-effective solution and will enable the delivery of new value-added services. The deployment of new services, that make use of standard web-based interfaces, can turn the Internet into a platform for running applications, accessing content delivery networks, and provisioning of differentiated levels of quality, speed and security on demand.

The actual and inevitable decline in the market for circuit switched technology, which includes our historical product lines, prompted us to invest in new technology and to target this new market opportunity of "service creation."

Fiscal 2002 saw a stabilization of our Legacy Business as the telecommunications market in general experienced upheaval and a renewed interest in secure communications following the events of September 11, 2001. During this economic uncertainty, enterprises and service providers have tended to make incremental changes with proven technology rather than to adopt major innovations in technology or make major network changes. Consistent with this tendency, in fiscal 2002 our customers in both the United States federal government, or "Federal Government", and corporate enterprise market have increased their purchases of our legacy Promina product line over the past three quarters. We believe that our customers ultimately will adopt newer technology and new equipment that leverages the inherent benefits of IP based technology for greater capacity, flexibility and lower cost. net.com has positioned its new products, that leverages new technology, at the service provider market space with two products geared specifically to increase flexibility and address the need for carriers to deploy new services, increase revenue, lower cost of operations, and increase profits.

In April 2001 we announced two new service creation platforms, the SCREAM50(TM) and SCREAM100(TM), that are optimized specifically for the carrier market. These broadband service creation products sit at the edge or intersection of networks, allowing telecommunications service providers to manage and create services across their networks and, ultimately, allowing users to determine the services they require. Traditional providers of transmission facilities such as carriers, cable operators, wireless service providers and network service providers are focused on the need to reduce their capital expenditures, improve their operating expenditures, and provide a foundation for future services. We believe that our SCREAM(TM) product line offers service providers a cost effective means to drive new revenue, lower provisioning costs, increase customer retention through differentiation and achieve profitability.

The new SHOUTIP(TM) product line offers an effective way to transmit circuit voice over an IP packet network and to rapidly create and deliver telephony services over a packet infrastructure. In February 2002, we introduced the SHOUT2500(TM) platform, the newest model in the SHOUTIP product line. The SHOUT2500 was designed to include new features while reducing customers' capital and integration costs. Further, the product's small size and energy efficiency allows for reduced operating costs. The new SHOUT2500 switch/gateway combines gateway, gatekeeper, robust IP and TDM switching, SS7 and other signaling, call control and interactive voice response, or "IVR". The SHOUTIP product line offers extensive business support system and real-time billing capabilities, ease of configuration, and open programmability.

Earlier in fiscal 2002, we introduced SHOUTlink(TM), technology that enables interoperability and protocol conversion between H.323, the first-generation IP telephony protocol, with Session Initiation Protocol, the new IETF protocol that enables much easier and more rapid service development and delivery for IP telephony. SHOUTlink is available as a stand-alone box that works with the first generation SHOUTIP products, and is fully integrated into the new SHOUT2500 platform. We believe that SHOUTIP products are the first platforms that allow this level of interoperability between these two key protocols. SHOUTlink can operate seamlessly in multi-vendor networks, thus reducing the amount of problems customers experience when integrating new equipment. The majority of first generation IP telephony networks are based on the H.323 protocol. Service providers that currently have H.323 equipment deployed are now able to expand their existing networks without having to build additional overlay networks that do not communicate with each other.

Network Equipment Technologies, Inc., doing business as net.com, was incorporated in California in 1983 and was reincorporated in Delaware in 1986. Our principal offices are located at 6900 Paseo Padre Parkway, Fremont, California 94555-3660, U.S.A. and our telephone number at that location is (510) 713-7300. Our home page on the Internet is at www.net.com. We have approximately 498 employees worldwide. Our common stock is publicly traded on the New York Stock Exchange under the symbol NWK.

NETWORKING INDUSTRY BACKGROUND

The networking industry experienced a dramatic year of decline, relative to fiscal 2001, due to over investment in capacity and transport in previous years. Excess capacity together with declining prices for commodity services has placed tremendous pressure on service providers to develop new business models that will allow them to profit from their network investments. In response to these new dynamics, carriers have decreased spending to levels not seen since the time of the Telecommunications Deregulation Act of 1996. Service providers are focused on bringing spending under control and in line with lower overall revenue levels. Importantly, service providers have always achieved increased revenues through the delivery of new services, and have always invested in capabilities that allow them to achieve greater efficiency and to offer new revenue producing services.

Growth of the telecommunications market is expected to resume as broad-based adoption of the Internet and increased demand for data, voice and video communications services by businesses, governments and consumers absorbs the market's current excess capacity. However, we believe the slow down in spending will continue for at least the next year. With the rapid growth of the Internet and the development of advanced communications applications such as digital, video and audio programs, wireless access, and video conferencing from personal computers, video e-mail, video on demand, distance learning, telemedicine and high speed imaging, consumers and businesses are demanding faster, better communications services. Consumers increasingly find dial-up modem speeds unacceptable. Communications networks increasingly are required to transmit large volumes of Internet, data and video traffic more rapidly to meet customers' demands for sharing information, conducting business and delivering entertainment. In response to this increase in demand, alternative broadband access technologies have been developed and commercialized, including Digital Subscriber Line, or "DSL", cable, fiber to the curb, and fixed and mobile wireless.

Carriers and service providers rapidly built out their infrastructure to accommodate surges in IP traffic, yet increased competition has further commoditized bandwidth resulting in revenue streams rising only modestly. Deregulation in the telecommunications industry, together with homogeneity and commoditization of transport services, created a hyper-competitive environment that prevented some service providers from earning an adequate return on their investment even as we began to see a shift in traffic from traditional voice to new data-oriented services. This situation forced many network operations to scale back capital spending budgets and it has forced many others to file for bankruptcy. Ultimately, the inefficient Telecommunications Deregulation Act of 1996 stifled growth, as incumbent carriers in the U.S. slow rolled delivery of broadband services. Outside the U.S., however, many countries created broadband initiatives that have had a very positive and powerful impact on their economies. The Federal Communications Commission, or "FCC", under its new chairman, Michael Powell, has finally begun to show progress in developing such an initiative in the United States. Ultimately, the continuing challenges for reduced capital expenditures, operating expenses and greater profitability may stimulate a return to health of the industry, rather than deregulation.

As the broadband subscriber base grows, service providers face customers who increasingly regard high speed Internet access as a commodity. To compete successfully, broadband service providers must differentiate themselves by offering a range of value-added services, including multiline, toll-quality, voice service, virtual private networks, or "VPNs", frame relay, video streaming and emerging productivity and entertainment applications such as multiplayer online gaming and streaming music. As the deployment of broadband access steadily increases, competition between service providers will continue to intensify as they face the challenge of how to profit from the thousands of directly connected high-speed users. Intelligent service creation solutions are required to allow the service provider to offer a new layer of network intelligence that supports the widespread deployment of comprehensive and affordable integrated service packages that can be dynamically selected and self provisioned. This new broadband access network is emerging to satisfy subscribers' desires for high-speed telecommunications services.

BUSINESS STRATEGY

net.com's mission statement is: "Profit through the rapid creation and delivery of services."

Our objective is to become an industry leader in the telecommunications equipment industry by providing service creation solutions that enable service providers to achieve a great potential for profit through the rapid creation and delivery of services. Service creation is the ability for end-users and service providers to dynamically define, deliver, manage and profit from network services.

Service creation also defines a new business model for service providers and end-users. For service providers the ability to deliver differentiated IP based broadband services allows them to manage and bill for content or applications based on their relative value as needed and/or as used rather than simply at a flat rate. We anticipate this model will enable service providers to generate incremental revenue and develop potentially more profitable premium services. For service providers, the new model encompasses lower provisioning costs, streamlined service configuration and fast provisioning of services. For end-users, the next business model encompasses one overriding advantage--service selection. Five key components comprise this new model:

o    Open, non-proprietary interfaces for the development of applications;

o    Distributed architecture for easy programmability and deployment;

o    The ability to rate, allocate and measure service selection;

o A marketing front-end moving service to, and drawing service selection from, the customer; and

o    Automated service provisioning and billing.

To achieve this objective, our business strategy includes the following key elements:

o Design and develop industry leading broadband hardware and software service creation solutions. We consider our technological and product leadership to be critical to our future success. We employed next generation network processor and custom ASIC technology in order to achieve the deterministic performance. In addition, we designed the SCREAM100 platform with a SplitPlaneTM architecture that provides a logical and physical separation of the control plane (intelligence) and data plane (packet processing). This distributed architecture enables services to be programmed or initiated directly onto the network in real time. Finally, we developed an Open Programming Interface, or OPI(TM), to provide bi-directional interface capability that enables third-party solutions to be implemented quickly on the SCREAM platform using industry standards such as CORBA, JAVA and XML.

o Leverage market position and revenue contribution of our narrowband technology. net.com pioneered the concept of multi-service networking and has been delivering these mission critical capabilities for over eighteen years. Following the recent market correction, access to capital has become more difficult for emerging start-ups. The financial strength of our balance sheet and proven reputation of net.com provides us with a strategic advantage that we expect to continue to leverage as we target new service provider customers.

     In specific markets where the rate of broadband deployment is slower, we will continue to provide support for our legacy multi-service platforms and customers. The installed base and revenue contribution from our legacy Promina product line continues to be large and generates significant cash flow for us. In particular the Federal Government has been slow to adopt new broadband technology and the use of public infrastructure due to concerns over quality of service and security. As new standards evolve for quality of service and security for the Internet, we expect the Federal Government to adopt newer technology and to become a customer of our new service creation and voice-over-IP platforms. In the fourth quarter of fiscal 2002, new SCREAM products were sold to the Federal Government. We anticipate that our expertise in government contracting together with the relationships that we have built up over an extended period of time will allow us to successfully migrate this customer base to our new technology when they require it. In addition, in some parts of the developing world where deregulation has lagged, or where circuit switched technology continues to be the technology of choice, our multi-service platforms continue to be a very appropriate solution.

o Leverage relationships with key partners. We are continually seeking to establish relationships with third-party application software vendors, product original equipment manufacturers, or "OEM's", or resellers, and our customers. SCREAM offers open programmability at the element, service, management and control layers through the OPI and allows a service provider or third-party developer to quickly develop new applications sought by end-users. The importance of software application partners is that they provide critical functions such as billing, mediation, provisioning and configuration that are needed to create a total service creation solution for our customers. Product OEM or resale partners are needed to supplement and enhance our existing direct sales force both in the United States and overseas as they may have pre-existing relationships with our target customers and therefore be able to accelerate our time to significant volume. We also work closely with our customers from initial product design to manufacturing and delivery. By engaging with our customers at every level, we seek to partner with them at the early stages of system development so that we may provide them with all of their requirements. Maintaining strong customer relationships is critical to our growth and every effort is made to ensure that our customers' needs are met.

o Provide value-added service and system integration capabilities. Since our inception, we have viewed customer service and support as a key element of our overall strategy and a critical component of our long-term relationship with customers. Customers around the world turn to us not only for the reliability and performance of our products but also for our comprehensive support services that optimizes the value of those products. As we work more closely with prospective service provider customers and third-party application software vendors, we will continue to provide various consulting services that allow those customers and vendors to integrate new functions onto existing operational support systems and our SCREAM platform's open programming interface to create new value-added network services.

o Improve business operations and return to profitability. We have upgraded and consolidated our core business process systems onto a new Oracle enterprise platform. This included our order management, financial, human resources, quality and manufacturing systems, and encompassed our global operations. These investments allowed us to consolidate several legacy systems into one, expand decision support capabilities and will allow us to scale our business more cost effectively. In addition to higher efficiencies and related operating expense improvements as a result of these upgrades, our ability to achieve profitability on a continuing basis will depend on the successful design, development, testing, introduction, marketing and broad commercial distribution of our new broadband equipment products, specifically our SCREAM and SHOUTIP product lines.

PRODUCTS

SERVICE CREATION PLATFORM

net.com's Service Creation Manager(TM) platform, known as SCREAM is a universal broadband services switch, offering integrated broadband aggregation, subscriber management, powerful packet and cell processing, high-touch IP, and broadband service creation. Aggregation involves taking in large numbers of tributary lines, such as T1s, and forwarding on the data to large routers in the core of the network. Our SCREAM platform takes in thousands of connections from access equipment such as DSL access multiplexers, or "DSLAMs", and eventually cable modem aggregation equipment and wireless backhaul equipment. Our platform offers existing carriers the ability to migrate legacy services to an IP infrastructure, thus preserving the carrier's existing investments. Finally, our service creation platform's processing power applies special handling instructions to subscriber traffic so that our platform can look closely at packet information to detect specific attributes. At wire speed, our platform can apply class of service differentiation by examining the label or header information attached to an IP packet. This enables service providers to differentiate broadband subscribers based on the applications they use, as well as to detect and report billable events in real-time. With this capability, service providers can tailor premium packages for individuals or groups that we believe may generate additional sources of revenue for those providers.

The newest additions to the SCREAM product family, the SCREAM50 and SCREAM100 systems, feature an advanced packet engine in a central office-ready form factor, on an open, non-proprietary platform. Optimized for the carrier environment, the new SCREAM systems offer high switching capacity and port density in a small footprint, as well as front access and low power consumption.

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

PROMINA

net.com also designs, develops and supplies multi-service WANs that integrate voice, data, image and video traffic across a single network infrastructure. net.com multi-service WAN networks offer ATM, frame relay, IP, ISDN switching, advanced voice compression and extensive network management capabilities. Traditional narrowband WANs rely on circuit switched technology to provide the infrastructure and capability to link LANs, campus networks, voice traffic, video and other applications to each other via service provider transmission facilities or services. WAN products may be located at both the service provider and the enterprise premises.

The majority of net.com's product revenue has been generated by net.com's Promina Multi-service Bandwidth Managers. In fiscal 2002, 2001, and 2000, net.com's Promina product accounted for 87.1%, 81.9%, and 95.4% of product revenue, respectively.

net.com's Promina 800 Series family of multi-service access platforms adapt and aggregate voice, data, video and fax traffic for access to ATM and other WAN services. The Promina 800 Series enables standards-based connection of carrier-located equipment or customer-premise equipment through one of the industry's broadest range of user-side interfaces. From a trunk-side perspective, the multi-service systems offer single-platform delivery of feature-rich services such as VPNs that could be based on ATM networking, frame relay or IP.

The Promina 800 network incorporates intelligence both at its core and in signaling to attached devices. This feature allows the network to quickly reroute traffic automatically in the event of a failure. ATM adaptation of various types of traffic is accomplished via net.com's CellXpress(TM), an internal ATM module option. The CellXpress module provides Class of Service support for constant bit rate, or "CBR", and variable bit rate, or "VBR", traffic in addition to inverse multiplexing over ATM, or "IMA".

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

IP traffic is carried over the multi-service network via an internal multi-protocol router based on Cisco IOS(R) source code. This means that the IP capabilities are well matched to some 70 percent of the routers deployed throughout the world. Frame relay traffic is also supported via an internal frame relay switching module. This combination of voice, data and video capabilities means that customers are not locked to a particular technology, a unique form of investment protection.

SHOUTIP INTRANET TELEPHONY PLATFORM

During the first quarter of fiscal 2001, net.com acquired the assets of Convergence Equipment Company. Those assets included a small voice-over-IP platform and related software that formed the basis for SHOUTIP. SHOUTIP is a voice-over-IP product that provides an effective means of transmitting circuit voice over an IP packet network.

The SHOUTIP platform integrates trunking, signaling, gatekeeper/call agent functions, packet aggregation, network management, and configuration tasks in a single distributed system. Application modules offer additional capabilities such as real-time, web-accessible billing, IVR and administration, and authentication and authorization. Switching technologies include IP, TDM, and ATM. Special networking features include "look-ahead" signaling and dynamic "hairpinning" to minimize dropped cells.

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

The SHOUTIP platform has next-generation architecture with distributed processing and open programmability. SHOUTIP distributed nodes perform network functions and call processing within a single node. Routing intelligence is distributed across the network, rather than combined into an expensive, complex, centralized network. In addition to simplifying operations, the distributed architecture achieves greater network resilience by eliminating a single point of failure that could render all or a significant portion of a service provider's network inoperative. Also, because the network's intelligence is carried in each node, performance remains consistent regardless of network size. SHOUTlink functionality, introduced in fiscal 2002, offers a unique opportunity for SHOUTIP to fit into service provider's legacy networks and to open the door for service provider expansion that is not prohibited by protocol interoperability issues.

The SHOUTIP platform's open applications programming interfaces are designed for easy third-party development. The platform's open programmability supports the rapid rollout of new revenue-generating services such as voice-mail, fax mail, and call-center services.

NETWORK MANAGEMENT

The net.com Panavue(TM) and Screamvue(TM) network management systems provide simple network management protocol, or "SNMP", based management capabilities featuring web-based user interfaces. Its open design based on industry standards provides scalability. The platform's user interface lowers the cost of network ownership by reducing training time, improving access and streamlining operations throughout the network. The platform supports net.com products. Additionally, the platform's Advanced Fault Management System (AFMS) provides unified fault management plus integrated service and network management for devices in the network including those from other vendors.

CUSTOMERS AND MARKETS

net.com pioneered the concept of multi-service networking and has been delivering these capabilities for eighteen years. The focus of our narrowband product-line has been on large enterprises and carriers for their enterprise business. The initial focus of our new SCREAM broadband product family is on carrier service providers, while ultimately the service creation features may also be attractive to enterprise customers. For both net.com's broadband and narrowband products, we focus primarily on information and communication intensive organizations. These customers may be local, national, multinational or global in their operations.

SCREAM is designed for the demands of the carrier market. Specifically, we built SCREAM for large incumbent carriers like the Regional Bell Operating Companies, or "RBOCs", in the United States and equivalent incumbents internationally. The platform is scalable to meet the needs of alternative and next generation carriers as well.

We have targeted our Promina product line at service providers and at enterprise and government customers. In the service provider marketplace, global carriers use net.com networks for subscriber services as do a variety of emerging carriers, cellular providers and international voice resellers and Post Telephone and Telegraph. net.com's strategy for enterprise customers is to provide an integrated range of solutions and alternatives with which to address the complexity required to successfully grow a network by maximizing bandwidth use. We address the needs of government customers for reliable, mission critical communications solutions. Current enterprise customers include corporations representing the financial, banking, insurance, energy, transportation, manufacturing and retail sectors. Government customers represent a variety of federal and international agencies and organizations including the United States Department of Defense, or "DoD", NATO, and ministries throughout the world, including Austria, China and Thailand.

Sales to the Federal Government represented 50%, 54% and 51% of net.com's revenue in fiscal 2002, 2001, and 2000, respectively. We sell to the Federal Government through net.com's wholly owned subsidiary, N.E.T. Federal, Inc., or "Federal", which sells products both directly and through collaborative government contracting and subcontracting arrangements. Government contracts with Federal are for various terms, but most may be terminated by the contracting government agency at their convenience or at annual intervals. Sales to the Federal Government include sales under contracts with certain agencies within the DoD. These DoD contracts may be used by other government agencies to purchase net.com products and services. See discussion in Business Environment and Risk Factors in this Form 10-K.

In addition to government customers, the Promina product line currently has more demand outside the United States than inside, especially in emerging markets such as China and Eastern Europe, where the telecommunications infrastructure is still being developed. Applications that can be enabled by Promina based solutions include digital data networks, or "DDNs", that provide basic data services in these emerging markets. International sales represented 31%, 28%, and 29%, of net.com's revenue in fiscal 2002, 2001, and 2000, respectively.

Other than orders from the Federal Government, no other single customer accounted for more than ten percent of net.com's revenue in fiscal 2002, 2001, or 2000.

COMPETITION

The market for telecommunications equipment is highly competitive and dynamic and has been characterized by the easy entrance of new start-up companies, rapid changes to and the convergence of technologies and a worldwide migration from existing circuit technology to the new packet-based technologies. We compete directly both internationally and domestically with many different companies, some of which are large, established suppliers of end-to-end solutions such as Alcatel, Cisco, Juniper, Lucent, Nortel, and Siemens. Many of the large suppliers have greater financial, marketing and technical resources and offer a wider range of networking products than us. These suppliers can often provide a complete network solution rather than a partial solution that may make their products more attractive to potential net.com customers. In addition, there are a number of new start-ups that are targeting the aggregation, IP service, service creation and the voice-over-IP market, including Celox, Clarent, Cosine, Ellacoya, Gotham, Nuera, and Quarry.

SALES

We sell our products and services through both direct and indirect sales channels into 77 countries. We believe that to effectively market and sell our products a local direct sales organization is beneficial to understand the business and network environment of local countries. We also believe that a direct sales force effort, supported by sales engineers who provide customers with pre-sale and post-sale technical assistance, allows net.com to gain more in-depth knowledge of customers' network requirements. We have 53 direct sales personnel located in nine countries. This sales effort is supported through 45 channel partners.

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

Federal supports sales to the Federal Government's defense and civilian sectors and to government agencies worldwide. Sales to Federal customers are almost entirely direct. We are, however, a subcontractor on a number of government contracts and resell third-party products to the Federal Government, as required. Strong relationships within the Federal Government and a position of equipment of choice have benefited net.com in light of increased security and defense spending.

Our direct selling model makes use of our field sales, engineering, and executive personnel to establish and maintain customer contacts at multiple levels within a customer organization. We believe the successful execution of this multi-tiered selling model is important to our success.

net.com's business is not seasonal in nature and sales are generated throughout the year.

BACKLOG

We manufacture our products based upon our forecast of customer demand and we typically build finished products in advance of receiving firm orders from our customers. Orders for net.com's products are generally placed by customers on an as-needed basis and we have typically been able to ship these products within 30-90 days after the customer submits a firm purchase order. Because of the possibility of customer changes in delivery schedules or cancellation of orders, net.com's backlog as of any particular date may not be indicative of sales in any future period. See discussion in Business Environment and Risk Factors in this Form 10-K.

CUSTOMER SERVICE

The markets, customers and complex challenges of the networking industry described above require not only hardware and software based solutions, but also significant support, service and other assistance in the development, operation and expansion of a customer network. Since our inception, we have viewed customer service and support as a key element of our overall strategy and a critical component of our long-term relationship with customers. Customers around the world turn to net.com not only for the reliability and performance of our products, but also for our comprehensive support services that optimizes the value of those products. Customers rely on net.com to help maintain the highest possible availability for their mission-critical networks.

net.com's SCREAM and SHOUTIP service offerings provide a wide range of service and support options to customers and resellers of net.com products. Service offerings include product installation, a choice of different hardware and software maintenance programs to meet the varying needs of our customers, parts repair, remote and on-site technical assistance and customer training. net.com also offers professional services directed at meeting those requirements not specifically met by our standard services (an example would be those services that will assist service providers in offering value-added services). In addition, net.com provides web-based customer support services through our Electronic Support Center. Services available over the web include first-line troubleshooting information for net.com products, technical information, such as trouble shooting guides and frequently asked questions, and a web-based interface to net.com's Technical Assistance Center, or "TAC", through an online case management system.

TAC is staffed 24 hours a day seven days a week by engineers trained in networking products. TAC assists customers remotely over the telephone and has language facility in many languages including Spanish, Portuguese, Italian, Chinese, French and German. TAC engineers have the ability to replicate customer problems and test proposed solutions prior to implementation. We continue to invest in our TAC operations, adding tools, equipment and capabilities to enhance our support services. Maintenance support from our TAC, whether provided over the web or over the telephone, is fee based under either an annual fee contract or on a time and materials basis.

Customer training on net.com products, OEM products and the underlying technologies is provided to both end-users and resellers worldwide. net.com has training facilities at our Fremont, California, U.S., headquarters and in our facilities in Ashburn, Virginia, U.S., Gatwick, United Kingdom, Mexico City, Mexico, and Singapore. In addition, net.com trainers travel to customer and reseller facilities to provide training. net.com training services can be customized to meet the special requirements of our customers. Customers are charged per person per class for net.com training. In addition, certain net.com resellers provide training to net.com end-users on behalf of net.com.

Historically, a significant amount of net.com's revenue and profits have been generated by our service and support offerings. In fiscal 2002, 2001, and 2000 service and support offerings accounted for 26.4%, 46.6% and 41.9%, respectively, of net.com's revenue. In fiscal 2002, service and support revenue declined 60.2%, compared to fiscal 2001, reflecting the divestiture of our Federal Services Business, or "FSB", in December 2000, which accounted for revenue of $34.3 million and $49.7 million in fiscal 2001 and fiscal 2000, respectively. net.com cannot guarantee that customers will continue to require service support on net.com networks to the extent that they have in the past. Should maintenance contracts for older IDNX(TM) networks not be renewed to the extent customers replace those networks with networking products from other vendors, or deploy packet-based technology, it could have a material impact on our results of operations. We have initiated a program to terminate the maintenance of IDNX networks in order to stimulate demand for our newer Promina equipment and services.

Consistent with our business strategy as discussed above, during fiscal 2001, we divested our FSB and sold its assets to CACI International Inc, or "CACI", for cash consideration of up to $40.0 million. During fiscal 2002, we had received $5.0 million upon meeting contingent milestones, in addition to the original cash disbursement of $24.9 million. The divestiture of the well-regarded government services business to CACI allowed net.com to concentrate on the execution of these product strategies, and develop a good strategic alliance for our Federal business in CACI. net.com will continue to sell products directly to the Federal Government while CACI now provides maintenance and other services to our Federal customers.

MANUFACTURING

net.com has one manufacturing facility located at our Fremont, California facility. Assembly of printed circuit boards and circuit testing of net.com designed products are outsourced to a single subcontractor, Solectron. For our legacy products, final assembly, quality control and final testing are performed in the Fremont manufacturing facility. net.com maintains control over parts procurement, design, documentation and selection of approved suppliers. We have a multi-year contract with Solectron that requires it to meet defined performance specifications. Because Solectron is a sole source vendor, any interruption in Solectron's manufacturing processes or a failure to renew our contract could have a material adverse effect on our financial results and operations.

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

We maintain sufficient inventory to ship products quickly, normally within 30 to 90 days after receipt of an order. Scheduling of production and inventory supply is based on internal sales forecasts. Generally, our customer contracts allow the customers to reschedule delivery dates or cancel orders within certain time frames before shipment without penalty and outside those time frames with a penalty. Because of these and other factors, there are risks of excess or inadequate inventory that could materially impact our expenses, revenue and earnings.

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

net.com continually monitors relevant markets and our customers' businesses and technology developments in order to develop products that proactively address customer needs. net.com's new SCREAM products were designed with an open architecture to facilitate the development by third parties of products that will enhance the capabilities of SCREAM. Further, we design to industry standards and support industry standards bodies in their endeavors.

Despite our efforts, however, there is no guarantee that we will be able to successfully develop new products or that our customers or our targeted markets will accept any products we develop.

The majority of our research and development activity is focused on the SCREAM and SHOUTIP product lines. We continue, however, to provide engineering support to Promina and to provide feature enhancements required to maintain Promina's viability. While most product development activity is undertaken in-house, external development organizations are used to shorten time to market.

In fiscal 2002, 2001, and 2000, net.com's research and development expenditures were $33.0, $40.4 million and $41.6 million, respectively.

EMPLOYEES

As of March 29, 2002, we had 498 full-time employees. None of our employees are represented by a labor union. We consider our employee relations to be good.

INTELLECTUAL PROPERTY

Our ability to invent and develop new technologies and then to protect these technologies from abuse by others outside net.com is an important part of our success. We use all available means to protect our proprietary technology including patents, trade secrets, trademarks and copyrights. All our employees sign confidentiality and invention disclosure agreements and anyone outside net.com receiving information either signs a non-disclosure agreement prior to receiving information or is a net.com licensee. To foster disclosure of patentable inventions, we provide financial incentives to employees. We believe that ownership of patents, copyrights and trade secrets is important to our ability to compete and to defend ourselves against patent infringement allegations.

Over the past eighteen years, a number of patents have been issued to net.com in the United States, Europe and Japan. These include some very early basic ATM inventions that comport with ATM Forum standards. In the last fiscal year, we began a highly focused effort to identify and patent our proprietary SCREAM and SHOUTIP technology. We expect to continue filing patent applications as our development process for SCREAM and SHOUTIP moves forward. In addition, as part of our acquisition of FlowWise Networks, or "FlowWise", in December 1999, we became the successor to several filed patent applications relating to the FlowWise product. We are also working to file patent applications for inventions obtained as part of the purchase of the assets of Convergence Equipment Company.

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

In June 2000, net.com entered into our first patent cross-licensing agreement. The agreement is with Lucent Technologies, ARL Corporation, or "Lucent", whereby net.com and Lucent licensed patents to the other. Lucent will receive a license under all our patents relating to our data networking products and/or our access system products and we will receive a license under all of Lucent's patents relating to any and all of Lucent's products and services. net.com's portfolio includes patents in basic networking and ATM technologies supported by the ATM Standards Forum and other standard setting bodies. This cross-license agreement with Lucent has a five-year term.

Item 2.  Properties

net.com is headquartered in Fremont, California. In December 2000, we entered into a ten year lease for two buildings totaling 185,790 square feet for our headquarters and research and development personnel as well as to house our manufacturing operations. In January 2002, we vacated our previous headquarter campus and occupied our new campus. Substantially all the costs associated with the move and the build out of the new facility were covered by insurance proceeds from an agreement reached with our insurance carrier.

net.com and our subsidiaries also lease sales and service offices at other locations in the United States, Canada, United Kingdom, France, Germany, Mexico, Singapore, Uruguay, China, Japan, and Hong Kong.

Item 3.  Legal Proceedings

On May 4, 2000, net.com reached an agreement of settlement and release with Vigilant Insurance Company under a commercial insurance coverage policy in connection with a water infiltration problem affecting our former facilities. Pursuant to the settlement, we subrogated our claims against third parties for damages from the water infiltration problem to Vigilant. This subrogation made it possible for Vigilant to file a complaint in the Superior Court of California for the County of Alameda on January 11, 2002 against, among other parties, South Bay Construction Company, Inc. for recovery of damages in connection with the water infiltration problem. On April 3, 2002, South Bay filed a cross complaint against us in this action alleging breach of contract and negligence and seeking indemnity, a declaratory judgment regarding the parties respective rights and obligations under their respective contracts, and damages for breach of contract and negligence. Vigilant has agreed to enter a defense on behalf of net.com to the cross complaint.

From time to time net.com may be involved in employment or other litigation or in activities including litigation needed to collect past due receivables. Generally, we do not consider these litigation matters and or collection activities to be material.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the shareholders during the quarter ended March 29, 2002.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

See Note 8 in the "Notes to Consolidated Financial Statements". At June 3, 2002, there were approximately 522 registered stockholders of record of net.com.

MARKET PRICE

net.com's common stock is traded on the New York Stock Exchange under the symbol NWK. The following table sets forth, for the quarterly periods indicated, the high and low sale prices:

Fiscal 2002                                              High              Low
--------------------------------------------------------------------------------
First quarter                                         $  4.95          $  3.00

Second quarter                                           4.35             2.80

Third quarter                                            5.10             2.40

Fourth quarter                                        $  5.81          $  4.60
--------------------------------------------------------------------------------


Fiscal 2001                                              High              Low
--------------------------------------------------------------------------------
First quarter                                         $ 12.00          $  7.50

Second quarter                                          12.44             9.25

Third quarter                                           10.69             5.38

Fourth quarter                                        $  6.88          $  3.75
--------------------------------------------------------------------------------

net.com has never declared or paid dividends on its capital stock and does not intend to pay dividends in the foreseeable future. In addition, our 7 1/4% convertible subordinated debentures trade in the over-the-counter market.

Item 6.  Selected Financial Data

The following selected financial information has been derived from the audited consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

(In thousands, except per share amounts)

Fiscal years ended                              2002         2001         2000        1999         1998
----------------------------------------------------------------------------------------------------------
Total revenue                                $ 101,546    $ 144,286    $ 225,686    $ 263,835    $ 308,721

Net income (loss)                              (37,398)     (20,790)     (40,070)      (7,054)      14,350

Diluted earnings (loss) per share                (1.69)       (0.96)       (1.86)       (0.32)        0.65

7 1/4% convertible subordinated debentures      24,706       24,706       24,706       24,706       25,821

Total assets                                 $ 187,422    $ 235,346    $ 259,994    $ 313,112    $ 334,557

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the accompanying notes. Statements contained in this discussion that are not historical facts are forward-looking statements within the meaning of the federal securities laws that relate to future events of our financial performance. A forward-looking statement may contain words such as "plans," "hopes," "believes," "estimates," "will continue to be," "will," "continue to," "expect to," "anticipate that," "to be," or "can impact." Forward-looking statements are based upon management expectations and involve risks and uncertainties that may cause actual results to differ materially from those anticipated in the forward-looking statements. Many factors may cause actual results to vary including, but not limited to, the factors discussed in this discussion. net.com expressly disclaims any obligation or undertaking to revise or publicly release any updates or revisions to any forward-looking statement contained in this discussion. Investors should carefully review the risk factors described in this document along with other documents net.com files from time to time with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following table depicts data derived from the consolidated statements of operations expressed as a percentage of revenue:

Fiscal years ended:                                                 Mar. 29,            Mar. 30,           Mar. 31,
Percent of revenue                                                    2002                2001               2000
--------------------------------------------------------------------------------------------------------------------
Product revenue                                                       73.6%               53.4%              58.1%
Service and other revenue                                             26.4                46.6               41.9
--------------------------------------------------------------------------------------------------------------------
     Total revenue                                                   100.0               100.0              100.0
--------------------------------------------------------------------------------------------------------------------
Product revenue gross margin                                          37.5                42.8               50.9
Service and other revenue gross margin                                10.0                33.7               38.4
--------------------------------------------------------------------------------------------------------------------
     Total gross margin                                               30.3                38.5               45.7
--------------------------------------------------------------------------------------------------------------------
Sales and marketing                                                   32.5                31.0               30.6
Research and development                                              32.5                28.0               18.4
General and administrative                                            12.0                 8.8                6.5
Restructuring costs (benefits)                                         1.2                (1.0)               6.7
Other operating expense                                                3.4                 2.3                0.8
--------------------------------------------------------------------------------------------------------------------
     Total operating expenses                                         81.6                69.1               63.0
--------------------------------------------------------------------------------------------------------------------
     Loss from operations                                            (51.3)              (30.6)             (17.3)
Interest income                                                        5.6                 5.5                3.2
Interest expense                                                      (1.9)               (1.3)              (1.0)
Other                                                                  8.8                10.4                3.0
--------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                             (38.8)              (16.0)             (12.1)
Income tax provision (benefit)                                        (2.0)               (1.5)               5.7
--------------------------------------------------------------------------------------------------------------------
Net loss                                                             (36.8)%             (14.5)%            (17.8)%
====================================================================================================================

COMPARISON OF 2002, 2001 & 2000

Revenue Total revenue decreased 29.6% to $101.5 million in fiscal 2002 as compared to $144.3 million in fiscal 2001. Our fiscal 2001 revenue decreased 36.1% compared to $225.7 million in fiscal 2000. Product revenue decreased 2.9% to $74.8 million in fiscal 2002 as compared to $77.0 million in fiscal 2001. Fiscal 2001 product revenue decreased 41.3% from $131.2 million in fiscal 2000. Product revenues are generated primarily from our circuit switched product line, Promina, which accounts for the majority of the product sales worldwide. Product revenue decreases for both 2002 and 2001 are the result of a general decline in the overall market for circuit switched products. Product revenue was also impacted in 2002 by the end of life for our "SONET Transmission Manager", or "STM", Product Line), which accounted for $9.3 million in revenue in fiscal 2001 and no revenue in fiscal 2002. The 2002 decline was partially offset by revenue growth in our Federal business, fueled by increased government defense spending and homeland security initiatives after the events of September 11, 2001. We have developed new service creation products for the broadband equipment market that are intended to offset the decline in product revenue of our Promina product line. Although broadband product revenue in fiscal 2002 was not significant, we expect this revenue to increase in fiscal 2003.

Product revenue for the North America sales channel decreased 68.0% to $3.4 million in fiscal 2002 compared to $10.6 million in fiscal 2001. Fiscal 2001 product revenue for the North America sales channel decreased 50.7% to $21.6 million in fiscal 2000. Product revenue for the Asia Pacific/Latin America sales channel decreased 13.9% to $8.2 million compared to $9.6 million in fiscal 2001. Fiscal 2001 product revenue for the Asia Pacific/Latin America sales channel decreased 52.6% from $20.2 million in fiscal 2000. Product revenue for the European sales channel decreased 8.7% to $15.4 million in fiscal 2002 compared to $16.8 million in fiscal 2001. Fiscal 2001 product revenue for the European sales channel decreased 37.7% compared to the $27.0 million in fiscal 2000. Product revenue for the Federal Government sales channel, which includes sales to the Federal Government and Federal Government contractors, increased 15.0% to $49.3 million in fiscal 2002 compared to $42.8 million in fiscal 2001. Product revenue for the Federal Government sales channel in fiscal 2001 decreased 34.7% compared to $65.7 million in fiscal 2000.

Service and other revenue decreased 60.2% to $26.8 million in fiscal 2002 as compared to $67.3 million in fiscal 2001. Fiscal 2001 service and other revenue decreased 28.8% compared to the $94.5 million in fiscal 2000. The decrease in service and other revenue is primarily the result of the following:

1) The sale of our FSB to CACI in the third quarter of fiscal 2001, which accounted for $32.5 million of the decrease in fiscal 2002. The FSB revenue in fiscal 2002, 2001, and 2000 was $1.9 million, $34.3 million, and $49.7 million, respectively.

2) A decline in the installed base of Promina equipment that requires on-going service support.

As part of our broadband strategy, we developed new service creation solutions that we expect will expand our service offerings in the new fiscal year and offset part of the service and other revenue decline in fiscal 2002. Although we expect incremental service and other revenue from the broadband offerings, we believe service and other revenue will remain relatively flat in fiscal 2003, compared to fiscal 2002, as a result of a decline in the installed base of Promina equipment.

Gross Margin Total gross margin, comprised of product and service margin, decreased as a percentage of total revenue to 30.3% in fiscal 2002 compared to 38.6% in fiscal 2001 and 45.7% in fiscal 2000. The decrease in total gross margin is primarily the result of the following:

1) Lower product margins. Product gross margin decreased to 37.5% of revenue in fiscal 2002, compared to 42.8% in fiscal 2001 and 50.9% in fiscal 2000. In fiscal 2002, we incurred charges of $6.3 million related to the write-off of inventory due to excess and obsolescence. Additionally in fiscal 2001, a charge of $1.4 million was taken in connection with the end of life and subsequent obsolescence of the STM and the Router Accelerator product lines. Also in fiscal 2002 and 2001, the margins were impacted by unfavorable manufacturing variances resulting from lower revenues.

2) Lower service revenues. Services and other revenue gross margin decreased to 10.0% of revenue in fiscal 2002, from 33.7% in fiscal 2001, and 38.4% in fiscal 2000. The decrease in service and other revenue gross margin in fiscal 2002 and 2001 is primarily from lower services contract revenues resulting from the sale of the FSB to CACI in the third quarter of fiscal 2001. There are a significant amount of services cost that are fixed, and thus the lower revenue has impacted and will continue to impact margins.

Gross margins may be adversely affected in the future by increases in material or labor costs, excess inventory, obsolescence charges, changes in shipment volume, loss of cost savings, increased price competition, geographic mix and changes in channels of distribution or in the mix of products sold. If product or related warranty costs associated with our products are greater than we have experienced, gross margin may also be adversely affected.

Operating Expenses Operating expenses in fiscal 2002 decreased $17.0 million to $82.9 million compared to $99.8 million in fiscal 2001 and $142.1 million in fiscal 2000. Operating expenses as a percentage of total revenue increased to 81.6% in fiscal 2002, compared to 69.1% in fiscal 2001 and 63.0% in fiscal 2000. The increase in operating expenses as a percentage of total revenue is primarily a result of lower revenue. In the second and fourth quarters of fiscal 2000, we completed two separate restructurings that included a reduction in our workforce. These reductions contributed to lower operating expenses in fiscal 2002 and 2001. In addition, two other smaller restructurings that included reductions in our workforce were completed in the third and fourth quarters of fiscal 2002. The restructure expense in fiscal 2002 was a charge of $1.2 million compared to a credit of $1.4 million in fiscal 2001 and a charge of $15.2 million in fiscal 2000. The credit in fiscal 2001 resulted from lower costs than initially estimated related to the closure of field offices. In fiscal 2002 lower expenses also resulted from tightly managed expenses throughout net.com.

Sales and marketing expenses in fiscal 2002 decreased $11.7 million to $33.0 million compared to $44.7 million in fiscal 2001 and $69.0 million in fiscal 2000. Sales and marketing spending as a percentage of total revenue in fiscal 2002 increased to 32.5% compared to 31.0% in fiscal 2001 and increased from 30.6% in fiscal 2000. The decrease in fiscal 2002 spending, compared to 2001, resulted from a decrease in salary and related costs of $5.9 million, a decrease of $518,000 in travel expenses, a decrease in depreciation costs of $1.7 million, and $1.2 million in lower sales and marketing related costs consistent with decreased revenue. The decrease in fiscal 2001 over 2000 resulted primarily from a decrease in salary and related costs of $8.8 million, a decrease in travel expenses of $ 1.3 million and a decrease in facility and information systems expenses of $2.2 million.

Research and development expenses in fiscal 2002 decreased $7.4 million to $33.0 million, compared to $40.4 million in fiscal 2001 and $41.6 million in fiscal 2000. Research and development spending as a percentage of total revenue increased to 32.5% in fiscal 2002 compared to 28.0% in fiscal 2001 and 18.4% in fiscal 2000. The decrease in fiscal 2002 spending, compared to 2001, resulted from a decrease in salary related expenses of $4.9 million, a decrease in depreciation costs of $1.5 million and $1.2 million in lower engineering related expenses. In fiscal 2002 and 2001, we focused research and development resources on the development and release of our broadband and voice-over-IP product offerings. The decrease in fiscal 2001 over 2000 resulted primarily from a decrease in depreciation of $939,000 and a decrease in facility and information systems expenses of $1.9 million: these were offset by a decrease in the amount capitalized for software development of $1.7 million and an increase in material expenses of $1.1 million. In the coming fiscal year, we expect that research and development expenses will decrease as a result of headcount reductions made in fiscal 2002; however, expenses may fluctuate on a quarterly basis to coincide with the introduction of new products.

General and administrative expense in fiscal 2002 decreased $472,000 to $12.2 million, compared to $12.7 million in fiscal 2001 and $14.7 million in fiscal 2000. General and administrative spending as a percentage of total revenue increased to 12.0% in fiscal 2002 compared to 8.8% in fiscal 2001 and 6.5% in fiscal 2000. The decrease in general and administrative spending in fiscal 2002 spending, compared to 2001, was the result of decreased salary and related employee expenses of $1.5 million offset by an increase of $912,000 in information technology related expenses. The decrease in fiscal 2001 over 2000 resulted primarily from a decrease in salary related expenses of $1.1 million. We expect general and administrative spending to decline slightly due to continued focus on cost control.

The amortization of goodwill and other intangible assets was $3.4 million in fiscal 2002 compared to $3.4 million in fiscal 2001 and $801,000 in fiscal 2000. The amortization is a result of two acquisitions, FlowWise in the third quarter of fiscal 2000 and Convergence Equipment Company in the first quarter of fiscal 2001. Goodwill and other intangibles have been amortized on a straight-line basis over five years. A charge of $879,000 was recorded in fiscal 2000 for purchased in-process technology that arose from the acquisition of FlowWise.

Beginning fiscal 2003, we will adopt Statement of Financial and Accounting Standards, or "SFAS", No. 142 Goodwill and Intangible Assets. In compliance with SFAS No. 142, we are planning for the following accounting related to goodwill and intangibles for fiscal 2003:

1) Beginning March 30, 2002 there will be no charges for the amortization of goodwill in fiscal 2003 or thereafter.

2) The net book value of goodwill of $9.6 million will be reviewed for impairment annually and whenever there is indication that the value of the goodwill may be impaired. Any resulting impairment will be recorded in the income statement in the period it is identified and quantified.

3) We will also be required to perform a transition impairment analysis. We are currently in the process of completing the transitional impairment analysis, which we expect to be completed in the second quarter of 2003. We are currently evaluating the impact to our financial statements.

Non-Operating Items Interest income, primarily related to cash investments, decreased $2.3 million to $5.7 million in fiscal 2002 compared to $8.0 million in fiscal 2001 and $7.3 million in fiscal 2000. The decrease in interest income is primarily the result of decreased yields and lower cash balances of our investment portfolio in fiscal 2002, compared to fiscal 2001. The increase in fiscal 2001 compared to fiscal 2000 is primarily the result of higher yields from our investment portfolio. We believe interest income in fiscal 2003 will decrease as a result of the continued use of our cash to fund operations and lower interest rates.

Interest expense from the 7 1/4% convertible subordinated debentures and the debt obligations assumed by net.com as part of the acquisition of FlowWise remained constant fiscal 2002 over fiscal 2001 at $1.9 million each year and decreased compared to fiscal 2000 at $2.3 million. The decrease from fiscal 2000 was primarily related to the reduction in principal for the debt obligations.

Other income in fiscal 2002 decreased $6.1 million to $8.9 million, compared to $15.0 million in fiscal 2001 and $6.7 million in fiscal 2000. Other income in fiscal 2002 included a gain of $3.7 million from insurance proceeds received for construction costs associated with our new Fremont campus and a gain of $5.0 million from the CACI agreement for the divestiture of the FSB. We expect further gains in fiscal 2003 related to these two items. Other income in fiscal 2001 included a gain of $14.9 million from the sale of the FSB. Other income in fiscal 2000 includes a gain of $7.2 million, principally from the sale of all of the equity securities held in a publicly traded company.

Fiscal 2002 included a tax benefit of $2.0 million, as compared to a tax benefit of $2.2 million in fiscal 2001 and a tax provision of $12.8 million in fiscal 2000. Each year, we evaluate the adequacy of our tax liability reserves taking into account the statute of limitations on previously filed tax returns as well as our expected net losses. The result of this reevaluation was to reduce the amount of necessary reserves and to record a tax benefit of $2.0 million in fiscal 2002 and $2.2 million in fiscal 2001.

SIGNIFICANT ACCOUNTING POLICY JUDGMENTS AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires that we make estimates and judgments, which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to sales returns, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring charges, contingencies such as litigation, and contract terms that have multiple elements and other complexities typical in the telecommunications equipment industry. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition We recognize revenue, generally upon shipment, when all four of the following criteria are met:

1)   we have a contract with our customer,

2)   when delivery has occurred and risk of loss passes to the customer,

3)   when our price is fixed or determinable, and

4)   when collection of the receivable is reasonably assured.

For transactions where we have not yet obtained customer acceptance, revenue is generally deferred until the terms of acceptance are satisfied. Revenue for installation or other services is recognized upon completion of the service. Maintenance contract revenue is recognized ratably over the period of the contract, which is typically one quarter. A reserve for sales returns is established based on historical trends in product returns. If the actual future returns differ from historical levels, our revenue could be adversely affected.

Allowance for Doubtful Accounts: The allowance for doubtful accounts receivable is based on our assessment of the collectibility of specific customer accounts and the aging of accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected.

Inventory Provisions: Inventory purchases and commitments are based upon future demand forecasts. If there is a significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to make lower of cost or market adjustments and our gross margin could be adversely affected.

Warranty Accruals: We accrue for warranty costs based on the expected material and labor costs to fulfill our warranty obligations. If we experience an increase in warranty claims, which are higher than our historical experience, our gross margin could be adversely affected.

Deferred Taxes: We have incurred tax losses in the last four fiscal years and, at March 29, 2002, we have an estimated $61.7 million of federal net operating loss carryforwards and $11.6 million of state operating loss carryforwards available to reduce tax payments in future periods. We have provided a full valuation allowance against our tax assets, given the uncertainty as to their realization. In future years, these benefits are available to reduce or eliminate taxes on future taxable income. In addition, if we were to be acquired by a third-party, these tax losses could be a significant factor in their valuation of us should they be available to reduce future tax liabilities for the acquiring company.

Impairment of Intangible Assets: In assessing the recoverability of our goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for this asset. On March 30, 2002, we adopted SFAS No. 142. "Goodwill and Other Intangible Assets," and will be required to analyze our goodwill for impairment issues during the first six months of fiscal 2003, and then on a periodic basis thereafter. During the year ended March 29, 2002, we did not record any impairment losses related to goodwill.

LIQUIDITY AND CAPITAL RESOURCES

As of March 29, 2002, we had cash and cash equivalents of $15.9 million, restricted cash of $3.3 million and short-term investments of $75.8 million for a total of $94.9 million as compared to $133.8 million at the end of fiscal 2001 and $124.9 million at the end of fiscal 2000. The fiscal 2002 reduction was a result of cash used to fund operations, as well as $12.4 million used to build our new Fremont campus. The increase of $8.9 million in cash in fiscal 2001 over 2000 resulted primarily from the sale of the FSB and insurance proceeds, both of which is discussed below.

Net cash used for operations was $19.0 million in fiscal 2002, compared to $9.6 million used in the prior year. This compares to net cash used by operations of $2.2 million in fiscal 2000. In fiscal 2002, cash used in operations resulted primarily from a net loss of $37.4 million and a decrease in accrued liabilities of $12.0 million. Offsetting these were a decrease in accounts receivable of $10.3 million, a decrease in inventory of $5.3 million, and a decrease in prepaid assets of $1.3 million. Additional offsets were depreciation and amortization of $16.7 million, a gain recognized from proceeds relating to the sale of our FSB of $5.0 million, a gain recognized of $3.7 million from the insurance settlement relating to our new Fremont campus, and cash proceeds from the insurance settlement of $5.3 million. The decrease in 2001 resulted primarily from a net loss of $20.8 million, an adjustment for the sale of the FSB of $14.9 million, an increase in inventory of $2.4 million and a decrease in accrued liabilities of $7.5 million. Partially offsetting the reductions was the adjustment for depreciation and amortization of $21.5 million and the $15.0 million in cash received from insurance proceeds associated with the settlement of construction defects at our Fremont campus. Pursuant to our settlement agreement, we will be eligible to receive additional insurance proceeds as a function of costs incurred for moving and replacement of tenant improvements.

Net cash provided by investment activities was $13.0 million in fiscal 2002, compared to $13.3 million in fiscal 2001. Cash provided by investment activities was primarily from maturing temporary investments, net of new purchases, of $36.1 million and $5.0 million received from the sale of our FSB. Offsetting these were $24.9 million of cash used for the purchases of fixed assets, most of which were leasehold improvements on our new Fremont campus. This compares to net cash provided by investing activities of $2.9 million in fiscal 2000. Net cash provided by investment activities in fiscal 2001 consisted primarily of the proceeds from maturing temporary cash investments of $84.6 million, $24.9 million cash received from the sale of the FSB and a decrease in restricted cash of $12.6 million mostly due to our closing our line of credit. Net cash used for investing activities was $99.1 million in purchases of temporary cash investments and the net use of $12.1 million cash for the purchases of property and equipment.

Net cash provided by financing activities was $1.3 million in fiscal 2002, compared to $1.5 million in fiscal 2001. This compares to net cash provided by financing activities of $286,000 in fiscal 2000. In fiscal 2002, cash provided by financing activities was $1.3 million from the sale of common stock. In fiscal 2001, cash provided by financing activities was $2.9 million from the sale of common stock, which was partially offset by the use of $1.4 million in cash for the repurchase of common stock.

We believe that our existing current cash and cash equivalents, short-term investments and cash flows from operations will be sufficient to fund operations, purchases of capital equipment and research and development programs currently planned at least through the next 12 months.

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

WE HAVE INCURRED NET LOSSES IN THE PAST AND EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

For each of the past four fiscal years, we have incurred net losses. Our ability to achieve profitability on a continuing basis will depend upon the successful design, development, testing, introduction, marketing, and broad commercial distribution of our new products, specifically our SCREAM product line and our SHOUTIP product line. We expect to continue to incur significant product development, sales and marketing and administrative expenses as we continue to maintain support of our existing products and customers while launching new products. Many of our operating expenses are fixed in the short term making it difficult to reduce expenses rapidly. At current revenue levels, our operating expenses continue to be too high to enable us to be profitable. In order to achieve profitability, we need to generate significant sales growth from our SCREAM and SHOUTIP product lines or decrease expenses.

OUR OPERATING RESULTS MAY CONTINUE TO FLUCTUATE.

Our operating results vary significantly from quarter to quarter. These fluctuations are the result of a number of factors, including:

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

o    the adoption of new accounting standards;

o    the obsolescence of inventories;

o    the timing and size of Federal Government budget approvals; and

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

OUR SUCCESS DEPENDS ON OUR ABILITY TO DEVELOP NEW PRODUCTS AND PRODUCT ENHANCEMENTS THAT WILL ACHIEVE MARKET ACCEPTANCE.

Our operating results will depend to a significant extent on the successful design, development, testing, introduction, marketing, and broad commercial distribution of our new broadband equipment products, specifically our SCREAM product line and to a lesser extent on our SHOUTIP product line. The success of these and other new products is dependent on several factors, including proper new product definition, competitive product cost, timely completion and introduction of new products, differentiation of new products from those of our competitors and market acceptance of these products. The markets for our products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and evolving methods of building and operating networks. Our SCREAM and SHOUTIP product lines target start-up telecommunications companies and long established domestic carriers such as AT&T, BellSouth, Qwest, SBC Communications, Sprint, Verizon, and Worldcom. We may not successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products. Products and technologies developed by others may render our products or technologies obsolete or non-competitive which in turn could adversely affect our ability to achieve profitability.

WE ARE DEPENDENT ON REVENUE FROM THE PROMINA PRODUCT LINE UNTIL REVENUE FROM OUR SCREAM AND SHOUTIP PRODUCT LINES INCREASES SUBSTANTIALLY.

Currently, we derive the majority of our product revenue from our Promina product line, a circuit-based technology. We believe that the market for circuit-based technology has declined and will continue to decline in the future as new networks will likely employ packet-based technology. The migration from circuit to packet-based technology has happened more dramatically in the United States commercial markets than in the Federal Government market and the rest of the world. The decline of our business in the United States commercial markets since fiscal 1999 continues to have a material adverse affect on our business and results of operations. Should this decline extend into our international and Federal Government markets in a similar fashion before we gain traction on our new SCREAM and SHOUTIP product lines, our revenue may not increase to profitable levels.

A SIGNIFICANT PORTION OF OUR REVENUE IS GENERATED FROM SALES TO THE FEDERAL GOVERNMENT.

A significant portion of our total revenue from product sales comes from contracts with the Federal Government, most of which do not include long-term purchase commitments. Historically, the Federal Government has been slower to adopt new technology, such as packet-based technology, which has had the effect of extending the product life of our older products. If the Federal Government accelerated adoption of new technology by replacing the Promina product line in their networks with products other than ours, our product revenue would decline sharply. We anticipate that our past experience will result in future contracts with the Federal Government, however, we face significant competition in this endeavor. If we fail in renewing a significant number of Federal Government contracts or if sales to the Federal Government decline sharply, our revenue may not increase to profitable levels.

OUR ABILITY TO SUCCESSFULLY COMMERCIALIZE SCREAM WILL DEPEND HEAVILY ON THE WIDESPREAD ACCEPTANCE OF SERVICE CREATION AS A MEANS OF ACHIEVING MAXIMUM NETWORK PRODUCTIVITY AND ON APPROPRIATE REGULATORY INCENTIVES.

Over the last five years, carriers generated revenue by adding more customers or by offering additional services to existing customers. Offering additional services to an existing subscriber base is generally a preferred approach to generating additional revenue, but these services typically require network upgrades and the purchase of expensive equipment. Over time, however, carriers' aggressive price discounts, expensive direct marketing campaigns, and massive capital outlays for infrastructure expansion have offset whatever incremental revenue increases were generated by the new services and have eroded the profitability of these companies. Since the second quarter of fiscal 2000, we have spent the majority of our research and development and marketing resources to position ourselves and our SCREAM family of products as the next generation of telecommunications equipment that will enable carriers to maximize the delivery of new services while leveraging their existing networks and ensuring quality of service. The future success of the SCREAM product will depend in large measure on carriers' acceptance of service creation as the vehicle that will deliver revenue increases sought after by them. Failure to achieve this acceptance could affect our ability to sell the SCREAM product and grow overall revenue.

In addition, without deregulation in the United States and overseas, the economic incentive for the incumbent carrier to actively engage in changing their service delivery model to the service creation delivery model is low. While the 1999 decision by the FCC to decline to force incumbent local exchange carriers to unbundle their ATM infrastructure, thus allowing incumbents to deny competitive carriers access to their ATM networks, has made the service creation model viable for carrier revenue growth, it remains to be seen whether or not the regulatory structure in other countries will set the stage for the service creation model to take hold. Failure to achieve the regulatory structure favorable to the service creation model overseas could affect our ability to sell the SCREAM product overseas and to grow overall revenue.

TO SUCCESSFULLY MARKET OUR PRODUCTS, WE WILL NEED TO SIGN UP SIGNIFICANT NEW STRATEGIC PARTNERS WHO CAN HELP SELL OUR PRODUCTS INTO THE SERVICE PROVIDER MARKET.

In order to successfully market our products, we will need to sign up new strategic partners, such as software application partners, systems integrators and product OEM, or resellers. The importance of the software application partners is that they provide critical functions, such as billing, mediation, provisioning and configuration that are needed to create a total service creation solution for our customers. Product OEM or resale partners will be needed to supplement and enhance our existing direct sales force both in the United States and overseas. Service providers rely on systems integrators to support new equipment or services into their network. These integrators are important in the large incumbent carrier networks and could facilitate our entry into those networks. While we have begun the process of identifying and signing software application, system integrator and OEM or resale partners, more partners may be necessary in all these areas for us to be successful. In particular, we may need to find strategic partners to assist us with the integration of security functions, such as digital certificates, third-party firewall, intrusion detection and public key management to meet evolving security needs, as well as to counter rival efforts to assert differentiation in the security area. Additionally, we may need to pursue partnerships with vendors who have optical core and core routing technologies in order to counter the end-to-end solution providers, such as Alcatel, Cisco, Juniper, Lucent, Nortel, and Siemens, as well as to bolster our co-marketing efforts. Failure to sign up these new strategic partners could affect our ability to grow overall revenue.

RECENT DECLINES IN PURCHASES BY TELECOMMUNICATIONS SERVICE PROVIDERS AND THE OVERALL DECLINE OF PRODUCT SALES IN THIS MARKET COULD IMPACT SALES OVER THE NEXT SEVERAL QUARTERS.

Over the last twenty-four months, the financial health of many of the newly emerging telecommunications service providers, including many of the companies classified as CLECs began to deteriorate. In addition, the more established service providers have cut back on equipment purchases as part of an overall slow down in economic growth. We believe that many telecommunications equipment companies, including net.com, are impacted by this decline. In addition, the timing and volume of purchases by emerging service providers can be unpredictable due to other factors, including their need to build a customer base and to expand their capacity while working within their budgetary constraints. Our ability to recognize revenue from emerging service providers will depend on the relative financial strength of the particular customer. We may be required to write off or decrease the value of our accounts receivable from a customer whose financial condition materially deteriorates. Decreases in purchasing volume of emerging service providers or changes in the financial condition of emerging service provider customers could have a material impact on our results of operations and financial condition in future periods. In addition, the selling cycle of our SCREAM and SHOUTIP product families could be extended as our service provider customers reduce their capital budgets.

GROSS MARGINS COULD DECLINE OVER FUTURE PERIODS.

Due to increases in competition, material and labor costs, subcontractor costs and changes in the mix of products we sell, we expect that our gross margins could decline in future quarters. The new products we introduced recently have lower gross margins than our Promina product line. In addition, if product sales decrease as a percentage of total revenue, overall margins may decrease because service revenue has a lower margin than product sales. In addition, to the extent we expand our sales through product resellers and strategic partnerships, we expect to earn lower gross margins.

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

THE DIVESTITURE OF OUR FEDERAL SERVICES BUSINESS MAY NOT BE SUCCESSFUL.

On December 1, 2000, we closed the sale of our FSB to CACI, which will continue to provide maintenance and other services to our Federal Government customers. We continue to sell net.com products directly to the Federal Government and, additionally, have a strategic alliance with the acquirer, CACI, to jointly market each other's products and services. For the divestiture to be successful, CACI must continue to provide the level of service to which our customers have become accustomed. Should CACI experience difficulties in providing those services, it could impact purchasing decisions for our product and cause customers to seek products from other vendors.

INCREASED COMPETITION IS LIKELY IN THE FUTURE.

The market for telecommunication equipment is highly competitive, dynamic and characterized by the easy entrance of new start-up companies, rapid changes to and the convergence of technologies, and a worldwide migration from existing circuit technology to the new packet-based technologies. We compete directly internationally and domestically with many different companies, some of which are large, established suppliers of end-to-end solutions, such as Alcatel, Cisco, Juniper, Lucent, Nortel, and Siemens. In addition, there are a number of new start-ups that are targeting this market, including Celox, Clarent, CoSine, Ellacoya, Gotham, Nuera, Quarry, Unisphere, and others. Some of our competitors have significantly greater financial, marketing and technical resources than we have and offer a wider range of networking products than we offer. They are often able to devote greater resources to the development, marketing and sale of their products and to use their equity or significant cash reserves to acquire other companies with technology and/or products that compete directly with ours. They often can compete favorably on price because their large product selection allows them to bundle multiple solutions together without significantly impacting their overall product margins. Small start-up ventures have more ability than net.com to focus their resources on a particular product development unencumbered by the requirements to support an existing product line. As a result of the flexibility of their market strategies, our competitors may be able to obtain strategic advantages that may adversely affect our business, financial condition or results of operations.

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

Our success continues to be dependent on our being able to attract and retain highly skilled engineers, managers and other key employees. If there is a sharp upturn in the economy, especially in the telecommunications industry, we may not be able to continue to attract, recruit and retain key personnel, particularly engineers and sales and marketing employees, we may be unable to meet important company objectives such as product delivery deadlines and sales targets.

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

WE SINGLE SOURCE OUR MANUFACTURING PROCESS, A FAILURE OR DELAY BY THAT VENDOR COULD IMPACT OUR ABILITY TO SHIP OUR PRODUCTS TIMELY.

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

OUR INTELLECTUAL PROPERTY RIGHTS MAY NOT BE ADEQUATE TO PROTECT OUR BUSINESS.

Our future success depends upon our proprietary technology. Although we attempt to protect our proprietary technology through patents, copyrights, and trade secrets, we cannot predict whether such protection will be adequate, or whether our competitors can develop similar technology independently without violating our proprietary rights. As competition in the communications equipment industry increases and the functionality of the products in this industry further overlap, we believe that companies in the communications equipment industry may become increasingly subject to infringement claims. We have received and may continue to receive notice from third parties, including some of our competitors, claiming that we are infringing their patents or their other proprietary rights. We cannot predict whether we will prevail in any litigation over third-party claims, or that we will be able to license any valid and infringed patents on commercially reasonable terms. Any of these claims, whether with or without merit, could result in costly litigation, divert our management's time, attention and resources, delay our product shipments or require us to enter into royalty or licensing agreements. In addition, a third-party may not be willing to enter into a royalty or licensing agreement on acceptable terms, if at all. If a claim of product infringement against us is successful and we fail to obtain a license or develop or license non-infringing technology, we may be unable to market the affected product.

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

WE FACE RISKS ASSOCIATED WITH CHANGES IN TELECOMMUNICATIONS REGULATIONS AND TARIFFS.

Changes in domestic and international telecommunications requirements could affect the sales of our products. In the United States, our products must comply with various FCC requirements and regulations. In countries outside of the United States, our products must meet various requirements of local telecommunications authorities. Changes in tariffs or failure by us to obtain timely approval of products could impact our ability to market the affected product.

In addition, there are currently few laws or regulations that govern access or commerce on the Internet. If individual countries, or groups of countries, acting in concert, began to impose regulations or standards on Internet access or commerce including voice-over-IP, our ability to sell our new SCREAM and SHOUTIP products or other new products would be adversely impacted if the regulations or standards resulted in decreased demand or increased costs for our products.

In North America, the former RBOCs require that equipment be certified by Telcordia under their Osmine program in order to ensure interoperability with other network elements and operational support systems. This is a very expensive and lengthy process. We have initiated plans to become Osmine certified. Any delays or problems with attaining this certification could have a material adverse impact on our business, operating results, and financial condition.

WE ARE EXPOSED TO FLUCTUATIONS IN THE EXCHANGE RATES OF FOREIGN CURRENCY.

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Historically, our primary exposures have been related to non-dollar denominated sales in the United Kingdom, France, and Germany and non-dollar denominated operating expenses in Europe, Latin America, and Asia where we sell primarily in United States dollars. The use of the Euro as a common currency for members of the European Union could impact our foreign exchange exposure. We will continue to monitor our exposure and may hedge against these or any other emerging market currencies as necessary. We are currently not hedging our exposure to the Euro or any other foreign currency but will continue to evaluate the impact of foreign currency fluctuations on our future foreign exchange exposure.

THE LOCATION OF OUR FACILITIES SUBJECTS US TO THE RISK OF EARTHQUAKE AND FLOODS.

Our corporate headquarters, including most of our research and development operations and our manufacturing facilities, are located in the Silicon Valley area of Northern California, a region known for seismic activity. These facilities are located near the San Francisco Bay where the water table is quite close to the surface and where we have experienced water intrusion problems in the facilities we recently vacated. In particular, unknown defects in the construction of our new facilities combined with the proximity to water may result in future water infiltration problems for net.com. A significant natural disaster, such as an earthquake or flood, could have a material adverse impact on our business, operating results, and financial condition.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The following discussion about our market risk disclosure involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates.

A portion of our investment portfolio is composed of income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. A sensitivity analysis assuming a hypothetical increase or decrease of 10 percent from levels at March 29, 2002 and March 30, 2001 indicated the fair value of the portfolio would change an immaterial amount. At March 29, 2002, the fair value of the short-term investments was $75.8 million compared to $112.8 million at March 30, 2001.

The fair market value of our convertible subordinated debentures is sensitive to changes in interest rates and to the prices of our common stock into which it can be converted as well as our financial stability. The yield to maturity on the debentures is fixed, therefore the interest expense on the debt does not fluctuate with interest rates. At March 29, 2002, the fair value of the trading debt securities was approximately $13.6 million.

Item 8.  Financial Statements and Supplementary Data

Financial Highlights:

(Dollars in thousands, except per share amounts)

                                                                                         Mar. 29,          Mar 30,
Highlights for fiscal years ended                                                          2002             2001
-------------------------------------------------------------------------------------------------------------------
Total revenue                                                                            $101,546          $144,286
Loss from operations                                                                      (52,112)          (44,120)
Net loss                                                                                  (37,398)          (20,790)
Basic and diluted loss per share                                                            (1.69)            (0.96)
Working capital                                                                           107,071           150,088
Total assets                                                                              187,422           235,346
7 1/4% convertible subordinated debentures                                                 24,706            24,706
Total stockholders' equity                                                               $131,307          $168,233
Number of employees                                                                           498               542
-------------------------------------------------------------------------------------------------------------------

Quarterly financial data (unaudited):

(Dollars in thousands, except per share amounts)

                                                         First            Second            Third            Fourth
--------------------------------------------------------------------------------------------------------------------
Fiscal quarter 2002
Total revenue                                        $  23,869         $  24,851        $  26,110         $  26,716
Gross margin                                             6,796             6,755            6,388            10,799
Net loss                                               (13,772)          (13,355)          (8,177)           (2,094)
Basic and diluted loss per share                     $   (0.63)        $   (0.61)       $   (0.37)        $   (0.09)
--------------------------------------------------------------------------------------------------------------------
Fiscal quarter 2001

Total revenue                                        $  43,403         $  42,557        $  31,286         $  27,040
Gross margin                                            17,422            17,999           10,597             9,664
Net income (loss)                                       (6,698)           (6,202)           5,435           (13,325)
Basic income (loss) per share                            (0.31)            (0.29)            0.25             (0.61)
Diluted income (loss) per share                      $   (0.31)        $   (0.29)       $    0.25         $   (0.61)
--------------------------------------------------------------------------------------------------------------------

Results for the fourth quarter of fiscal 2002 include a gain of $3.7 million, or $0.17 per share, related to an insurance settlement for net.com's previous headquarter facilities. The results of the third quarter of fiscal 2002 include a $1.3 million tax benefit or $0.06 per share as a result of the evaluation of the positive and negative evidence bearing upon our tax liabilities. Additionally, the first and third quarter results of fiscal 2002 each include a $2.5 million gain, or $0.11 per share, from payments made to net.com by CACI related to the fiscal 2001 sale of net.com's FSB.

Results for the third quarter of fiscal 2001 include a gain on the sale of net.com's FSB of $14.9 million or $0.68 per share. Additionally in the third quarter of fiscal 2001, the results include a $2.2 million tax benefit or $0.10 per share as a result of the evaluation of the positive and negative evidence bearing upon our tax liabilities. Results for the fourth quarter of fiscal 2001 include a credit of $1.3 million or $0.05 per share related to the evaluation of the adequacy of net.com's restructure accruals.

INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors of Network Equipment Technologies,
Inc.:

We have audited the accompanying consolidated balance sheets of Network Equipment Technologies, Inc. and subsidiaries as of March 29, 2002 and March 30, 2001, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended March 29, 2002. Our audits also included the consolidated financial statement schedule listed in item 14.(a)2. These financial statements and the financial statement schedule are the responsibility of Network Equipment Technologies' management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Network Equipment Technologies, Inc. and subsidiaries at March 29, 2002 and March 30, 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 29, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/DELOITTE & TOUCHE LLP

San Jose, California

April 15, 2002

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

                                                                                          Mar. 29,         Mar. 30,
                                                                                            2002             2001
--------------------------------------------------------------------------------------------------------------------
Assets
    Current assets:
        Cash and cash equivalents                                                       $  15,879         $  20,471
        Restricted cash                                                                     3,255               540
        Short-term investments                                                             75,763           112,766
        Accounts receivable, net of allowances of $1,896 (2002) and $2,127 (2001)          19,501            29,825
        Inventories                                                                        14,804            20,122
        Prepaid expenses and other assets                                                   7,262             8,554
--------------------------------------------------------------------------------------------------------------------
            Total current assets                                                          136,464           192,278
--------------------------------------------------------------------------------------------------------------------

    Property and equipment:
        Machinery and equipment                                                            58,082            71,889
        Furniture and fixtures                                                              6,823             7,771
        Leasehold improvements                                                             20,786             2,097
        Construction in progress                                                                -             5,334
--------------------------------------------------------------------------------------------------------------------
                                                                                           85,691            87,091
        Less accumulated depreciation and amortization                                    (47,719)          (61,526)
--------------------------------------------------------------------------------------------------------------------
           Property and equipment, net                                                     37,972            25,565

    Software production costs, net                                                            563             2,102
    Goodwill and other intangible assets, net                                               9,592            13,036
    Other assets                                                                            2,831             2,365
--------------------------------------------------------------------------------------------------------------------
                                                                                        $ 187,422         $ 235,346
====================================================================================================================

Liabilities and Stockholders' Equity
    Current liabilities:
        Accounts payable                                                                $   7,870         $   8,478
        Accrued liabilities                                                                21,470            33,568
        Current portion of capital lease obligation                                            53               144
--------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                       29,393            42,190
--------------------------------------------------------------------------------------------------------------------

    Long-term liabilities:
        Non current portion of capital lease obligation                                         -                42
        7-1/4% redeemable convertible subordinated debentures                              24,706            24,706
        Other long term liabilities                                                         2,016               175
--------------------------------------------------------------------------------------------------------------------
            Total long term liabilities                                                    26,722            24,923
--------------------------------------------------------------------------------------------------------------------

    Commitments (Note 6)                                                                        -                 -

    Stockholders' equity:
        Preferred stock, $.01 par value
            Authorized: 5,000 shares
            Outstanding: none                                                                   -                 -
        Common stock, $.01 par value
            Authorized: 50,000 shares
            Outstanding: 22,215 shares (2002) and 21,840 shares (2001)                        222               218
        Additional paid in capital                                                        184,401           183,148
        Treasury stock                                                                     (5,581)           (5,581)
        Accumulated other comprehensive income (loss)                                        (611)              174
        Retained deficit                                                                  (47,124)           (9,726)
--------------------------------------------------------------------------------------------------------------------
           Total stockholders' equity                                                     131,307           168,233
--------------------------------------------------------------------------------------------------------------------
                                                                                        $ 187,422         $ 235,346
====================================================================================================================

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

                                                                        Mar. 29,         Mar. 30,         Mar. 31,
Fiscal years ended                                                        2002             2001             2000
--------------------------------------------------------------------------------------------------------------------
Revenue:
    Product revenue                                                   $   74,783       $   76,994        $  131,182
    Service and other revenue                                             26,763           67,292            94,504
--------------------------------------------------------------------------------------------------------------------
        Total revenue                                                    101,546          144,286           225,686
--------------------------------------------------------------------------------------------------------------------
Cost of sales:
    Cost of product revenue                                               46,722           44,003            64,389
    Cost of service and other revenue                                     24,086           44,601            58,178
--------------------------------------------------------------------------------------------------------------------
        Total cost of sales                                               70,808           88,604           122,567
--------------------------------------------------------------------------------------------------------------------
Gross margin                                                              30,738           55,682           103,119
Operating expenses:
    Sales and marketing                                                   32,999           44,732            68,982
    Research and development                                              33,014           40,420            41,552
    General and administrative                                            12,205           12,677            14,691
    Restructure costs (benefits)                                           1,188           (1,411)           15,227
    In process research and development costs                                  -                -               879
    Amortization of goodwill and other intangible assets                   3,444            3,384               801
--------------------------------------------------------------------------------------------------------------------
        Total operating expenses                                          82,850           99,802           142,132
--------------------------------------------------------------------------------------------------------------------
           Loss from operations                                          (52,112)         (44,120)          (39,013)
Interest income                                                            5,726            7,985             7,306
Interest expense                                                          (1,910)          (1,894)           (2,281)
Gain on sale of equity securities                                              -                -             7,156
Gain on sale of Federal Services Business                                  5,000           14,920                 -
Gain on insurance settlement                                               3,713                -                 -
Other                                                                        193              119              (467)
--------------------------------------------------------------------------------------------------------------------
           Loss before income taxes                                      (39,390)         (22,990)          (27,299)
Income tax provision (benefit)                                            (1,992)          (2,200)           12,771
--------------------------------------------------------------------------------------------------------------------
           Net loss                                                   $  (37,398)      $  (20,790)       $  (40,070)
====================================================================================================================

Basic and diluted loss per share:                                     $    (1.69)      $    (0.96)       $   (1.86)
Shares used in per share computation:
    Basic and diluted                                                     22,069           21,666            21,489

Consolidated Statements of Comprehensive Loss
Net loss                                                              $  (37,398)      $  (20,790)       $  (40,070)
Other comprehensive income (loss), net of tax:
    Cumulative translation adjustments                                       105               95                 6
    Net unrealized gains (losses) on securities, net of taxes of
        $0 in 2002, 2001 and 2000                                           (890)           1,428            (7,276)
--------------------------------------------------------------------------------------------------------------------

           Comprehensive loss                                         $  (38,183)      $  (19,267)       $  (47,340)
====================================================================================================================

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

                                                                        Mar. 29,         Mar. 30,         Mar. 31,
Fiscal years ended                                                        2002             2001             2000
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                        $   20,471       $   14,880        $   13,720

Cash flows from operating activities:
    Net loss                                                             (37,398)         (20,790)          (40,070)
    Adjustments required to reconcile net loss to net
        cash used for operations:
           Depreciation and amortization                                  16,665           21,482            23,416
           Restructure liability                                               -                -             7,513
           Gain on sale of Federal Services Business                      (5,000)         (14,920)                -
           Proceeds from insurance settlement                              5,293           15,000                 -
           Gain on insurance settlement                                   (3,713)               -                 -
           In process research and development costs                           -                -               879
           Stock compensation                                                 15               33                15
           Deferred income taxes                                               -                -            14,563
           Loss on disposition of property and equipment                     785              180               405
           Changes in assets and liabilities:
               Accounts receivable                                        10,324                9             6,857
               Inventories                                                 5,318           (2,437)            1,711
               Prepaid expenses and other assets                           1,281             (949)              951
               Accounts payable                                             (602)             367            (7,546)
               Accrued liabilities                                       (11,957)          (7,537)          (10,879)
---------------------------------------------------------------------------------------------------------------------
        Net cash used for operations                                     (18,989)          (9,562)           (2,185)
---------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Purchases of short-term investments                                  (91,320)         (99,071)         (113,472)
    Proceeds from maturities of short-term investments                   127,433           84,635           152,129
    Purchases of property and equipment                                  (24,884)         (12,082)           (4,809)
    Additions to software production costs                                     -                -            (1,759)
    Acquisition of company (net of cash acquired)                              -           (1,500)          (15,339)
    Proceeds from sale of Federal Services Business                        5,000           24,900                 -
    (Increase) decrease in restricted cash                                (2,715)          12,604           (13,144)
    Other                                                                   (466)           3,836              (727)
---------------------------------------------------------------------------------------------------------------------
        Net cash provided by investing activities                         13,048           13,322             2,879
---------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Sale of common stock                                                   1,288            2,909             4,061
    Repurchase of common stock                                                 -           (1,413)           (3,775)
---------------------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                          1,288            1,496               286
---------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                       61              335               180
        Net increase (decrease) in cash and cash equivalents              (4,592)           5,591             1,160
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                              $   15,879       $   20,471        $   14,880
=====================================================================================================================

Other cash flow information: Cash paid (refunded) during the year:
        Interest                                                      $    1,910       $    1,841        $    2,248
        Income taxes                                                  $   (2,714)      $       22        $   (5,974)
    Non-cash investing and financing activities:
        Unrealized gain (loss) on available-for-sale securities       $     (890)      $    1,428        $   (7,276)
        Deferred stock compensation                                   $        -       $       48        $        -

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                    Additional                Cumulative   Retained           Total
                                   Common Stock        Paid in   Treasury  Comprehensive   Earnings   Stockholders'
(In thousands)                   Shares    Amount      Capital      Stock  Income (Loss)  (Deficit)          Equity
---------------------------------------------------------------------------------------------------------------------
Balances, March 31, 1999         21,509     $ 215     $180,596      $(4,853)      $5,921    $51,134        $233,013
---------------------------------------------------------------------------------------------------------------------

Sale of common stock under
   employee stock benefit plans     193         2        1,842           -             -          -           1,844

Purchase of shares of
   common stock                    (438)       (4)           -      (3,771)            -          -          (3,775)

Reissuance of treasury stock
   under ESPP                       338         3         (755)      2,984             -          -           2,232

Net unrealized loss on securities               -            -           -        (7,276)         -          (7,276)

Cumulative translation adjustment               -            -           -             6          -               6

Net loss                                        -            -           -             -    (40,070)        (40,070)
--------------------------------------------------------------------------------------------------------------------

Balances, March 31, 2000         21,602       216      181,683      (5,640)       (1,349)    11,064         185,974
---------------------------------------------------------------------------------------------------------------------

Sale of common stock under
   employee stock benefit plans     248         2        2,058           -             -          -           2,060

Purchase of shares of
   common stock                    (170)       (2)           -      (1,411)            -          -          (1,413)

Reissuance of treasury stock
   under ESPP                       160         2         (626)      1,470             -          -             846

Deferred stock compensation                     -           33           -             -          -              33

Net unrealized gain on securities                                                  1,428          -           1,428

Cumulative translation adjustment               -            -           -            95          -              95

Net loss                                        -            -           -             -    (20,790)        (20,790)
--------------------------------------------------------------------------------------------------------------------

Balances, March 30, 2001         21,840       218      183,148      (5,581)          174     (9,726)        168,233
---------------------------------------------------------------------------------------------------------------------

Sale of common stock under
   employee stock benefit plans     375         4        1,284           -             -          -           1,288

Deferred stock compensation                     -          (31)          -             -          -             (31)

Net unrealized loss on securities                                                   (890)         -            (890)

Cumulative translation adjustment               -            -           -           105          -             105

Net loss                                        -            -           -             -    (37,398)        (37,398)
--------------------------------------------------------------------------------------------------------------------

Balances, March 29, 2002         22,215     $ 222     $184,401      $(5,581)      $ (611)   $(47,124)      $131,307
=====================================================================================================================

See accompanying notes to the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Network Equipment Technologies, Inc., doing business as net.com, is a leading innovator of service creation, providing broadband technology platforms that enable carriers and service providers to rapidly create and deliver revenue-generating applications, content, and network services to business and residential customers while maximizing existing infrastructure investment. Service creation is the ability for end-users and service providers to dynamically define, deliver, manage and profit from network services. net.com's service creation products reside at the intersection of networks, or at the economic edge where carriers and content providers converge to offer a new range of communications experiences to end-users.

Principles of Consolidation: The consolidated financial statements include the accounts of net.com and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation: In fiscal 2001, net.com began using a 52 week fiscal year ending on the last Friday in March. In all previous years a fiscal year ending March 31 was used. The new fiscal year period being used is intended to better reflect quarter over quarter performance.

Revenue Recognition: net.com recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, risk of loss has passed, the price is fixed or determinable and collectibility is reasonably assured. Service and other revenue includes revenue from service contracts, which is recognized ratably over the contract period, and revenue from other services, such as systems integration, installation and training, which is recognized when the service is performed. Product warranty costs are accrued when revenue is recognized.

Cash and Cash Equivalents: Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the time of acquisition.

Short-term Investments: Short-term investments are primarily composed of highly liquid investments with original maturities of greater than three months at the time of acquisition. net.com classifies its temporary cash investments as available-for-sale securities. The carrying value of such securities is adjusted to fair market value, with unrealized gains and losses being excluded from earnings and reported as a separate component of stockholders' equity.

Inventories: Inventories are stated at lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs. Inventories at March 29, 2002 and March 30, 2001 consisted of the following:

(In thousands)                                          2002                2001
--------------------------------------------------------------------------------
Purchased components                                $  5,388            $  4,198
Work-in-process                                        8,345              14,860
Finished goods                                         1,071               1,064
--------------------------------------------------------------------------------
                                                    $ 14,804            $ 20,122
================================================================================

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of generally three to ten years. Leasehold improvements are amortized over the shorter of the respective lease terms or estimated useful lives.

Software Production Costs: Capitalization of software production costs begins upon the establishment of technological feasibility for the products, and amortization begins when the products are available for release to customers. net.com assesses the recoverability of capitalized software production costs in light of many factors, including anticipated future revenues, estimated economic useful lives and changes in software and hardware technologies. Capitalization of software production costs amounted to $1.8 million in fiscal 2000 with none capitalized in fiscal 2002 or 2001. Software production costs are amortized over the lives of the products, generally three years. Amortization amounted to $1.5 million, $2.7 million and $3.1 million in fiscal 2002, 2001 and 2000, respectively. Accumulated amortization was $12.2 million, $10.7 million, $7.9 million at March 29, 2002, March 30, 2001, March 31, 2000, respectively.

Long-lived Assets: The carrying value of long-lived assets, including goodwill, is evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset including disposition are less than the carrying value of the asset. An impairment is measured as the amount by which the carrying value exceeds the fair value.

Foreign Currency Translation: The functional currency for net.com's foreign subsidiaries is the local currency. Assets and liabilities of foreign subsidiaries are translated into dollars at the rates of exchange in effect at the end of the period. Revenues and expenses are translated into dollars at the average exchange rate during the period. Gains and losses from foreign currency translation are included in a separate account in stockholders' equity in the consolidated balance sheets or included in the consolidated statements of operations and have not been significant.

Stock Based Compensation: net.com accounts for employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and, accordingly, does not generally recognize compensation cost in connection with its stock option and purchase plans.

Comprehensive Income (Loss): Cumulative comprehensive income (loss) March 29, 2002, March 30, 2001 and March 31, 2000 is comprised of cumulative foreign translation adjustments of ($602,000), ($707,000), and ($802,000), respectively, and cumulative net unrealized gains (losses) on available-for-sale securities of ($9,000), $881,000 and ($547,000), respectively.

Financial Statement Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include, but are not limited to, the allowances for potentially uncollectible accounts receivable, the valuation of inventory, warranty costs, the valuation allowance on deferred tax assets, lease recourse obligation and certain reserves and accruals. Actual results could differ from those estimates.

Credit Risks: net.com's credit evaluation process and the reasonably short collection terms help to mitigate credit risk. net.com typically does not require collateral or other security to support accounts receivable. net.com performs ongoing credit evaluations of our customers' financial condition and limit the amount of credit extended when deemed necessary. net.com maintains reserves for estimated recourse obligations and bad debts.

Recently Issued Accounting Standards: Statement of Financial Accounting Standards, or "SFAS", No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, establishes accounting and reporting standards for derivative instruments. Adoption of this statement has not materially impacted net.com's consolidated financial condition, results of operations or cash flows. This statement was effective beginning fiscal 2002.

In June 2001, the Financial Accounting Standards Board, or "FASB", approved for issuance SFAS No. 141, Business Combinations and SFAS No.142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination and SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. SFAS No. 142 also addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 will be adopted at the beginning of fiscal 2003. At adoption of SFAS No. 142, we will no longer amortize goodwill. We expect to perform the first of the required tests of impairment in the first quarter of fiscal 2003 and any impairment of goodwill will be recorded as a cumulative effect of a change in accounting. We have not yet determined the effect of adoption of SFAS No. 142 on our earnings and financial condition.

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

Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on net loss or stockholders' equity for any year presented.

NOTE 2:  SHORT-TERM INVESTMENTS

Short-term investments at March 29, 2002 and March 30, 2001 consisted of the following:

                                                                                2002
                                                   ----------------------------------------------------------------
                                                                           Gross          Gross           Estimated
                                                       Amortized      Unrealized     Unrealized              Market
(In thousands)                                              Cost           Gains         Losses               Value
-------------------------------------------------------------------------------------------------------------------
United States government and municipalities            $  26,588       $       -      $   (119)           $  26,469
Corporate notes and bonds                                 20,005              31           (48)              19,988
Other debt securities                                     25,358             211           (76)              25,493
Foreign debt issues                                        3,821               3           (11)               3,813
-------------------------------------------------------------------------------------------------------------------
                                                       $  75,772       $     245      $   (254)           $  75,763
===================================================================================================================

                                                                                2001
                                                   ----------------------------------------------------------------
                                                                           Gross          Gross           Estimated
                                                       Amortized      Unrealized     Unrealized              Market
(In thousands)                                              Cost           Gains         Losses               Value
-------------------------------------------------------------------------------------------------------------------
United States government and municipalities            $  32,680       $     144      $       -           $  32,824
Corporate notes and bonds                                 45,611             260            (1)              45,870
Other debt securities                                     29,814             420              -              30,234
Foreign debt issues                                        3,780              58              -               3,838
-------------------------------------------------------------------------------------------------------------------
                                                       $ 111,885       $     882      $     (1)           $ 112,766
===================================================================================================================

At March 29, 2002, the estimated market value of cash equivalents and available-for-sale securities with maturities less than one year was $48.1 million, with maturities between one year and five years was $39.5 million, with maturities between five years and ten years was $3.8 million and with maturities greater than ten years was $663,000. Any gains or losses on sales of securities are computed on a specific identification basis. In fiscal 2000, there were realized gains on the sale of equity securities of $7.2 million.

NOTE 3:  ACCRUED LIABILITIES

Accrued liabilities at March 29, 2002 and March 30, 2001 were as follows:

(In thousands)                                            2002              2001
--------------------------------------------------------------------------------
Accrued compensation                                  $  4,832         $  10,628
Income taxes payable                                     5,677             4,994
Unearned income                                          1,291             4,882
Restructure costs                                          584             1,318
Lease program reserve                                    3,297             4,130
Other                                                    5,789             7,616
--------------------------------------------------------------------------------
                                                      $ 21,470         $  33,568
================================================================================

NOTE 4:  RESTRUCTURE COSTS

During fiscal 2000, net.com recorded two charges in the amount of $3.4 million and $12.2 million to provide for severance, outplacement and office closure costs associated with its plan of business reorganization. In fiscal 2001, $1.4 million of these charges were reversed. In fiscal 2002, net.com recorded a restructuring charge of $1.2 million. This charge included $887,000 for severance and $300,000 for outplacement costs. The fiscal 2002 restructure resulted in an approximate 16% reduction in net.com's workforce.

The remaining liability for restructure charges is $584,000 at March 29, 2002. net.com believes that all costs associated with its plan of business reorganization will be paid no later than the end of fiscal 2003.

NOTE 5:  FINANCING ARRANGEMENTS

The financing agreement between net.com and BancBoston Leasing to provide lease financing to net.com's customers was terminated in fiscal 2001, partly as a result of BancBoston Leasing being purchased by Fleet Bank Capital Leasing. The agreement contained a limited recourse arrangement with a minimum of $5.0 million or 20% of the outstanding lease balances, whichever is greater. In fiscal 2000, net.com recognized $3.2 million as revenue related to sales to customers who obtained financing from BancBoston Leasing. There was no activity under this agreement in fiscal 2001 and 2002. The outstanding lease payments due to Fleet Bank Capital Leasing by net.com's customers at March 29, 2002 totaled $2.2 million of which net.com's recourse is $2.2 million.

The financing agreement with Marcap Vendor Financing Corporation "Marcap" to provide lease financing to net.com customers was terminated in fiscal 2002. This agreement had a limited recourse provision of $5.0 million or 20% of the outstanding lease balance, whichever is greater. In fiscal 2002, net.com did not recognize any revenue under this agreement. In fiscal 2001, net.com recognized $1.7 million in revenue from one customer who obtained financing from Marcap. The outstanding lease payments due to Marcap by net.com's customers as of March 29, 2002 were $676,000 of which net.com's recourse is $676,000.

NOTE 6:  COMMITMENTS

net.com leases its facilities under operating leases and certain equipment under capital leases. The minimum future lease commitments under these leases as of March 29, 2002, were as follows:

(In thousands)                              Operating Leases     Capital Leases
-------------------------------------------------------------------------------
2003                                                 $ 5,685            $    53

2004                                                   4,144                  -

2005                                                   3,780                  -

2006                                                   3,338                  -

2007                                                   3,306                  -

After 2007                                            18,757                  -
-------------------------------------------------------------------------------

Total                                                $39,010            $    53
===============================================================================

Rental expense under operating leases was $6.0 million, $5.1 million and $7.2 million for fiscal 2002, 2001 and 2000, respectively.

In March 2000 net.com reached a settlement with its landlord and insurance carrier that allowed net.com to move out of damaged facilities and into a new build-to-suit facility adjacent to the old facilities. For the year ended March 29, 2002 net.com has recorded a gain of $3.7 million relating to the insurance settlement that was reached. This gain represents the difference between the cash received, moving costs and abandoned leasehold improvements. For the years ended March 29, 2002 and March 30, 2001, net.com received proceeds of $5.3 million and $15.0 million, respectively, from its insurance carrier. net.com is entitled to receive up to an additional $3.4 million upon presenting its insurance carrier with invoices in excess of the $18.3 million received to date. net.com believes all the costs of tenant improvements and moving will be covered by insurance proceeds.

In January 2002, the Company issued a $2.0 million note payable to its landlord for building repairs related to the Company's former Fremont, California campus. The note bears interest at 10% and is payable in monthly installments over 10 years. At March 29, 2002, $1.9 million was included in other long term liabilities in relation to the above mentioned note.

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

In fiscal 1991, net.com repurchased debentures in the face amount of $6.4 million. During fiscal 1996, net.com completed a partial call of its outstanding debentures, reducing the debenture principal by $35.1 million, of which $9.8 million was redeemed and an additional $25.3 million was converted into shares of common stock at a conversion price of $31.50 per share. In fiscal 1997, net.com repurchased debentures in the face amount of $7.7 million.

In fiscal 1999, net.com repurchased debentures in the face amount of $1.1 million at a cost of $983,000 plus accrued taxes. Accordingly, net.com recorded a $95,000 gain, net of taxes ($0.01 per diluted share), as an extraordinary gain in the consolidated statements of operations.

net.com did not repurchase any of its debentures in fiscal 2002, 2001 or 2000.

NOTE 8:  CAPITAL STOCK

Stockholders' Rights Plan: On July 12, 1999, the Board of Directors of net.com voted to extend net.com's existing Stockholders' Rights Plan for an additional 10 years. In addition, the Board voted to amend the Plan: 1) to adjust the exercise price to $80.00 per one-one hundredth of a share of Series A Preferred Stock; and 2) to adopt a Three Year Independent Director Evaluation Provision or "TIDE provision" whereby a committee of independent directors of net.com will review and evaluate the Rights Plan at least once every three years to determine if it continues to be in the best interests of net.com and its stockholders to maintain the Rights Plan in effect.

Under the plan, as amended, a preferred share purchase right, or "Right", is attached to each share of common stock. The Rights are exercisable only after a person or group acquires beneficial ownership of 15% or more of net.com's common stock or commences a tender or exchange offer that would result in 20% or more of common stock ownership. Each Right initially entitles stockholders to buy one one-hundredth (1/100) of a share of a new series of participating preferred stock at an exercise price of $80.00. If net.com is acquired in a merger or other transaction with a person or group, or sells 50% or more of its assets or earning power to such a person or group, each Right not owned by such acquiring person will entitle its holder to obtain on exercise of the Right a number of the acquiring company's common shares having a market value at the time of twice the Right's then-current exercise price. If a person or group acquires 15% or more of net.com's outstanding common stock, each Right will entitle its holder to obtain on exercise of the Right a number of shares of common stock (or equivalent) having a market value of twice the Right's then-current exercise price. After a person or group has acquired 15% of the outstanding shares of common stock but before their acquisition of 50% or more of the common stock, the Board of Directors may exchange one share of common stock or equivalent fractions of preferred stock for each Right. net.com can redeem the Rights at $.01 per Right at any time until the tenth day following the acquisition by a person or group of 15% of net.com common stock. The Rights are also redeemable thereafter in certain circumstances. The Rights expire on August 24, 2009, unless earlier redeemed or exchanged.

Preferred Stock: net.com has authorized 5,000,000 shares of $.01 par value preferred stock. This stock, if issued, will carry liquidation preferences and other rights, as determined by the Board of Directors. As of March 29, 2002, no preferred shares were outstanding.

Reserved Stock: As of March 29, 2002, net.com had reserved shares of its common stock for the following purposes:

                                                                        Reserved
--------------------------------------------------------------------------------
Stock option plans:

      Outstanding (at $2.79 to $30.00 per share)                       6,759,455

      Available for grant                                              3,072,035

Convertible subordinated debentures                                      784,317

Employee stock purchase plan                                             396,971
--------------------------------------------------------------------------------

Employee Stock Purchase Plan: Under the employee stock purchase plan, net.com's employees, subject to certain restrictions, may purchase shares of common stock at a price equal to at least 85% of the lower of the fair market value of the common stock at the beginning of the offering period or the end of each four month period. During fiscal 2002, 2001, and 2000, 374,846, 257,301, and 338,000 shares were issued under this Plan, at weighted average prices of $3.44, $6.45, and $6.60 per share, respectively.

Stock Option And Restricted Stock: net.com grants options to purchase shares of its common stock and is authorized to award restricted shares of common stock pursuant to the terms of its 1993 Stock Option Plan and 1997 Stock Option Program (collectively "option plans"). Stock options generally become exercisable ratably over a four-year period and expire after seven to ten years. Options may be granted to officers, employees, directors and independent contractors to purchase common stock at a price not less than 100% of the fair market value at the date of grant. No restricted stock was awarded in fiscal 2002, 2001, or 2000. Previously issued restricted stock carries certain restrictions on transferability, which lapse over the vesting period (generally two to four years). As of March 29, 2002, 239,500 restricted shares at $.01 per share have been awarded and issued. Related compensation expense totaled $0, $0, and $15,000 for fiscal 2002, 2001 and 2000, respectively.

Activity in net.com's option plans is summarized below:

                                                                         Weighted                          Weighted
                                                                          Average          Number           Average
                                                          Shares   Exercise Price     Exercisable    Exercise Price
-------------------------------------------------------------------------------------------------------------------
Options outstanding at March 31, 1999                  4,946,880          $ 11.28       2,180,545            $11.62
-------------------------------------------------------------------------------------------------------------------

Granted (weighted avg fair value of $3.63 per share)   3,528,151             9.36
Exercised                                               (193,835)            9.05
Cancelled                                             (2,000,839)           10.54
-------------------------------------------------------------------------------------------------------------------
Options outstanding at March 31, 2000                  6,280,357          $ 10.51       2,697,106            $11.49
-------------------------------------------------------------------------------------------------------------------

Granted (weighted avg fair value of $3.81 per share)   2,219,003             8.68
Exercised                                               (151,114)            8.24
Cancelled                                             (2,369,948)           10.39
-------------------------------------------------------------------------------------------------------------------
Options outstanding at March 30, 2001                  5,978,298          $  9.94       2,775,761            $10.91
-------------------------------------------------------------------------------------------------------------------

Granted (weighted avg fair value of $2.84 per share)   2,039,391             3.77
Exercised                                                      -                -
Cancelled                                             (1,258,234)            9.11
-------------------------------------------------------------------------------------------------------------------
Options outstanding at March 29, 2002                  6,759,455          $  8.15       3,317,330            $10.14
-------------------------------------------------------------------------------------------------------------------

The following table summarizes information concerning options outstanding and exercisable as of March 29, 2002:

                                       Options Outstanding                            Options Exercisable
                    --------------------------------------------------------     ----------------------------------
                                                   Weighted
                                                 Avg Remaining       Weighted                           Weighted
       Range of              Number            Contractual Life       Average            Number          Average
    Exercise Prices        Outstanding              (Years)       Exercise Price       Exercisable   Exercise Price
-------------------------------------------------------------------------------------------------------------------
   $ 2.79  -  $ 3.00          228,400                 9.58           $ 2.95                    0         $  0.00
     3.20  -    3.52        1,072,591                 9.07             3.51                4,073            3.52
     3.57  -    7.00          837,206                 9.13             5.10              122,511            6.17
     7.50  -    8.63          862,086                 6.23             8.04              587,424            7.90
     8.69  -    9.25          831,792                 7.78             8.88              458,204            8.87
     9.31  -    9.94          800,711                 7.44             9.69              562,959            9.70
    10.00  -   10.19          826,500                 8.06            10.14              399,464           10.14
    10.25  -   11.63          790,256                 5.96            10.68              687,428           10.71
    11.69  -   29.75          509,063                 4.70            14.65              494,417           14.73
    30.00  -   30.00              850                 2.46            30.00                  850           30.00
-------------------------------------------------------------------------------------------------------------------
   $ 2.79  -  $30.00        6,759,455                 7.56           $ 8.15            3,317,330         $ 10.14
===================================================================================================================

Stock Based Compensation: net.com accounts for its stock-based compensation using the intrinsic value method in accordance with APB 25 and, accordingly, does not recognize compensation expense for employee stock plans as they are granted at fair market value. However, SFAS 123, "Accounting for Stock Based Compensation" requires disclosure of pro forma net income (loss) and earnings per share had net.com adopted the fair value method as prescribed by SFAS 123. Under SFAS 123, the fair value of stock-based awards is calculated through the use of option pricing models. These models require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. As net.com's employee stock-based compensation plans have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, net.com believes that the existing option valuation models do not necessarily provide a reliable measure of the fair value of awards from those plans.

If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro forma net loss and loss per share would have been $42.8 million ($1.94 per diluted share), $26.5 million ($1.22 per diluted share), and $44.8 million ($2.08 per diluted share) in fiscal 2002, 2001, and 2000 respectively.

net.com's calculations for option grants were made using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal 2002, 2001, and 2000, respectively: risk free rates of 4.2%, 5.7%, and 6.4% stock price volatility factors of 73%, 64% and 56%; expected option lives of fifty months, fifty one months, fifty three months, and no dividends during the expected term. net.com's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The fair value of the employee purchase rights under the Employee Stock Purchase Plan was estimated using the same model, but with the following weighted average assumptions for fiscal 2002, 2001 and 2000, respectively: risk free rate of 2.8%, 4.9% and 6.0%; stock price volatility factor of 64%, 63% and 60%; and expected option life of four months for each year. The weighted average fair value of purchase rights granted in fiscal 2002, 2001 and 2000 was approximately $3.44, $3.06 and $2.82, respectively.

NOTE 9:  INCOME TAXES

Income before income taxes and the provision (benefit) for income taxes consist of the following for fiscal 2002, 2001 and 2000:

                                                                         Mar 29,          Mar. 30,         Mar. 31,
(In thousands)                                                            2002              2001             2000
--------------------------------------------------------------------------------------------------------------------
Loss before income taxes:
      Domestic                                                         $ (38,513)       $ (21,946)        $ (18,835)
      Foreign                                                               (877)          (1,044)           (8,464)
--------------------------------------------------------------------------------------------------------------------
                                                                       $ (39,390)       $ (22,990)        $ (27,299)
====================================================================================================================

Provision (benefit) for income taxes:

Current:
      Federal                                                          $  (2,013)       $  (2,315)        $  (2,045)
      State                                                                    -                -                 3
      Foreign                                                                 21              115               250
--------------------------------------------------------------------------------------------------------------------
                                                                          (1,992)          (2,200)           (1,792)
--------------------------------------------------------------------------------------------------------------------

Deferred:
      Federal                                                                  -                -            10,749
      State                                                                    -                -             3,814
      Foreign                                                                  -                -                 -
--------------------------------------------------------------------------------------------------------------------
                                                                               -                -            14,563
--------------------------------------------------------------------------------------------------------------------
                                                                       $  (1,992)       $  (2,200)        $  12,771
====================================================================================================================

The provision (benefit) for income taxes reconciles to the amount computed by applying the statutory United States federal rate of 35% to income before income taxes as follows:

(In thousands)                                                            2002              2001             2000
--------------------------------------------------------------------------------------------------------------------
Statutory federal tax provision                                        $ (13,787)       $  (8,047)        $  (9,555)
State taxes net of federal income tax benefit                                  -                -                (3)
Goodwill                                                                   1,205            1,184               588
Research and development credit                                           (1,103)          (1,093)             (968)
Change in valuation allowance                                             13,750            7,895            24,153
Exempt interest income                                                         -                -              (336)
Other                                                                     (2,057)          (2,139)           (1,108)
--------------------------------------------------------------------------------------------------------------------
Provision (benefit) for income taxes                                   $  (1,992)       $  (2,200)        $  12,771
====================================================================================================================

Deferred tax assets (liabilities) are comprised of the following at March 29, 2002 and March 30, 2001:

(In thousands)                                                                               2002              2001
--------------------------------------------------------------------------------------------------------------------
Gross deferred tax assets:
      Allowances not currently deductible for tax purposes                              $   7,218         $   8,186
      Loss carryforwards                                                                   26,577            16,767
      Credit carryforwards                                                                 16,124            15,512
--------------------------------------------------------------------------------------------------------------------
Gross deferred tax assets                                                                  49,919            40,465

Gross deferred tax liabilities:
      Depreciation                                                                         (3,911)           (7,012)
      Capitalized software production costs                                                  (210)           (1,405)
--------------------------------------------------------------------------------------------------------------------
Gross deferred tax liabilities                                                             (4,121)           (8,417)
Valuation allowance                                                                       (45,798)          (32,048)
--------------------------------------------------------------------------------------------------------------------
Net deferred tax assets                                                                 $       -         $       -
====================================================================================================================

The valuation allowance increased $13.8 million and $7.9 million in fiscal 2002 and 2001 respectively. These changes resulted from management's evaluation of the positive and negative evidence bearing upon the realization of its deferred tax assets. Under the applicable accounting standards, management considered the history of losses and concluded that it was appropriate to fully provide for the net deferred tax assets.

As of March 29, 2002, net.com has available federal research and development tax credit carryforwards of $7.0 million expiring in years 2006 through 2023, and alternative minimum tax credit carryforwards of $2.5 million available indefinitely. Also available at March 29, 2002 are state research and development tax credit carryforwards of $5.7 million, also available indefinitely.

As of March 29, 2002 net.com has available net operating loss, or "NOL", carryforwards of $73.3 million expiring in the years 2020 through 2022.

NOTE 10: LOSS PER SHARE

Basic loss per share excludes dilution and is computed based upon the weighted average number of common shares outstanding for the periods presented. Diluted loss per share reflects the potential dilution that could occur if common stock options were exercised. Potentially dilutive common shares in the diluted computation are excluded in net loss periods as their effect would be antidilutive. Such outstanding securities totaled 546,087 at March 29, 2002. Additionally, there were 784,317 shares of common stock issuable upon conversion of debentures. These shares, and the related effect of accrued interest expense on the debentures, were not included in the calculation of diluted loss per share for any of the years presented, as their inclusion would have been antidilutive.

(In thousands except per share data)              2002        2001        2000
-------------------------------------------------------------------------------
Numerator:
Net loss                                       $(37,398)   $(20,790)   $(40,070)

Denominator:
Weighted average shares outstanding - basic      22,069      21,666      21,489
Dilutive effect of options                            -           -          --
-------------------------------------------------------------------------------
Total diluted                                    22,069      21,666      21,489
===============================================================================

Basic and diluted loss per share               $  (1.69)   $  (0.96)   $  (1.86)
===============================================================================

NOTE 11: SIGNIFICANT CUSTOMERS

Sales to the Federal Government and its agencies amounted to 50%, 54% and 51% of total revenue for fiscal 2002, 2001 and 2000, respectively, of which 60%, 54% and 39% of that revenue for fiscal 2002, 2001 and 2000, respectively, was earned under contracts with the Department of Defense, or "DoD". Under these DoD contracts various government agencies both inside and outside the DoD can order products, installation and service from net.com. net.com had no other customers that accounted for more than 10% of revenue during these same periods.

NOTE 12: SEGMENT INFORMATION

net.com operates in one segment: the design, development, manufacture and sale of multiservice wide area networking equipment and associated services used by enterprises, government organizations and carriers worldwide. net.com follows the requirements of SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". Following is operating information by geographic territory for fiscal 2002, 2001 and 2000:

(In thousands)                     United                     Other
2002                               States    Europe   International  Eliminations      Totals
---------------------------------------------------------------------------------------------
    Product revenue              $ 52,683   $15,385         $ 8,244      $ (1,529)   $ 74,783
    Service and other revenue      19,179     6,733           1,033          (182)     26,763
---------------------------------------------------------------------------------------------
       Total revenue             $ 71,862   $22,118         $ 9,277      $ (1,711)   $101,546
---------------------------------------------------------------------------------------------
    Long-lived assets            $ 63,104   $   633         $   280      $(13,058)   $ 50,959
=============================================================================================

                                   United                     Other
2001                               States    Europe   International  Eliminations      Totals
---------------------------------------------------------------------------------------------
    Product revenue              $ 52,067   $16,848         $ 9,568      $ (1,489)   $ 76,994
    Service and other revenue      54,219     9,778           3,467          (172)     67,292
---------------------------------------------------------------------------------------------
       Total revenue             $106,286   $26,626         $13,035      $ (1,661)   $144,286
---------------------------------------------------------------------------------------------
    Long-lived assets            $ 53,591   $ 1,040         $   250      $(11,813)   $ 43,068
=============================================================================================

                                   United                     Other
2000                               States    Europe   International  Eliminations      Totals
---------------------------------------------------------------------------------------------
    Product revenue              $ 87,236   $27,030         $20,182      $ (3,266)   $131,182
    Service and other revenue      77,210    12,903           4,203           188      94,504
---------------------------------------------------------------------------------------------
       Total revenue             $164,446   $39,933         $24,385      $ (3,078)   $225,686
---------------------------------------------------------------------------------------------
    Long-lived assets            $ 82,097   $ 2,644         $   475      $(13,243)   $ 71,973
=============================================================================================

NOTE 13: EMPLOYEE BENEFIT PLAN

net.com has established a 401(k) tax-deferred savings plan, whereby eligible employees may contribute a percentage of their eligible compensation (presently from 1% to 17% to a maximum of $10,500 per year). Company contributions are discretionary and were $505,000, $741,000 and $1.3 million for fiscal 2002, 2001 and 2000 respectively.

NOTE 14: FINANCIAL INSTRUMENTS FAIR VALUE DISCLOSURE

The estimated fair values of net.com's financial instruments at March 29, 2002 and March 30, 2001 were as follows:

                                                          2002                       2001
---------------------------------------------------------------------------------------------------
                                                  Carrying    Estimated      Carrying     Estimated
(In thousands)                                      Amount   Fair Value        Amount    Fair Value
---------------------------------------------------------------------------------------------------
Assets:
   Cash, cash equivalents and restricted cash      $19,134      $19,134      $ 21,011      $ 21,011
   Short-term investments                          $75,763      $75,763      $112,766      $112,766
---------------------------------------------------------------------------------------------------
Liabilities:
   Convertible subordinated debentures             $24,706      $13,588      $ 24,706      $ 15,441
---------------------------------------------------------------------------------------------------

The following methods and assumptions were used in estimating the fair values of financial instruments:

Cash and cash equivalents--the carrying amounts reported in the balance sheets for cash and cash equivalents approximate their estimated fair values due to their short maturities.

Short-term investments and convertible subordinated debentures--fair values are based on quoted market prices.

NOTE 15: ACQUISITIONS

In December 1999, net.com completed the acquisition of FlowWise. The acquisition was accounted for as a purchase. net.com paid approximately $15.4 million in cash for all FlowWise common and preferred shares outstanding plus investment banking, accounting and legal fees of approximately $800,000. net.com also placed $6.6 million in an escrow account for payments to FlowWise employees who agreed to remain as net.com employees for a period of two years beginning January 2000. We paid out $3.7 million ratably to the employees that remained for the two year period. These amounts were paid out over the two year term and recorded as compensation expense. The remaining $2.9 million of this escrow was forfeited and reclassified from restricted cash. net.com recorded a one time charge of $879,000 in the third quarter of fiscal 2000 for purchased in-process technology that had not reached technological feasibility and had no alternative future use. The remaining portion of the purchase price that exceeded the net assets of FlowWise, a total of $16.0 million, was recorded as goodwill and other intangibles that are being amortized on a straight line basis based on a five year life.

The operating results of FlowWise have been included in the consolidated statements of operations since the date of acquisition. Had the acquisition taken place at the beginning of fiscal 2000, the unaudited pro forma results of operations would have been as follows for the fiscal year ended March 31, 2000 (in thousands except for per share data):

--------------------------------------------------------------------------------
                                                                    2000
--------------------------------------------------------------------------------
      Net revenues                                              $226,086
      Net loss                                                  $(51,929)
      Basic loss per share                                      $  (2.42)
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

In the first quarter of fiscal 2001, we acquired the assets of privately held Convergence Equipment Company, or "Convergence", from Global Communication Technologies, Inc. for $1.5 million in cash. Convergence designs and manufactures next generation IP telephony platforms. The acquisition was accounted for as a purchase. Included in the transaction is property, plant and equipment valued at $300,000 and the Convergence engineering team, intellectual property, and a full-featured IP voice switch valued at $1.2 million. The $1.2 million is classified as an intangible asset and is being amortized on a straight line basis based on a five year life. The effect of Convergence's operations is considered immaterial and therefore no pro forma information is provided. The operating results for Convergence have been included in the consolidated statements of operations for net.com effective May 4, 2000, the date of the acquisition.

NOTE 16: SALE OF N.E.T. FEDERAL, INC.'S SERVICE BUSINESS

On December 1, 2000, we sold the assets of our FSB to CACI for cash consideration of up to $40.0 million. The assets sold are comprised mainly of Federal Government service contracts, accounts receivable, spares inventory and fixed assets. The purchase price will be paid out over time beginning with $24.9 million paid at the closing, $1.0 million six months after closing and $1.0 million held in escrow and payable one year after closing (if no successful indemnification claims are made). The net gain on the sale to date is $19.9 million. In fiscal 2002, net.com earned and received $5.0 million upon meeting contingent milestones and the $1.0 million held in escrow. The remaining $7.0 million is payable contingent upon transfer to CACI of work performed under certain net.com Federal contracts. Additionally, CACI and net.com have entered into an agreement whereby net.com will receive royalties based on maintenance contract revenue.

The operating results of the FSB have been excluded from the consolidated statements of operations since the date of sale. Had the sale taken place at the beginning of fiscal 2000, the unaudited pro forma results of operations would have been as follows for fiscal 2001 and 2000 (in thousands except for per share data):

--------------------------------------------------------------------------------
                                                         2001        2000
--------------------------------------------------------------------------------

      Net revenues                                   $111,296    $175,999

      Net loss                                       $(48,197)   $(59,688)

      Basic and diluted loss per share               $ (2.22)    $  (2.78)
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

Item 10. Directors and Executive Officers of Registrant

Information regarding net.com's directors is contained in the sections captioned "Election of Directors: Directors" in the proxy statement and is incorporated herein by reference.

Executive Officers

The executive officers of net.com and their ages at June 1, 2002 are as follows:

Name                   Age    Position

Hubert A.J. Whyte      51     President, Chief Executive Officer and Director

John C. Batty          47     Senior Vice President, Chief Operating Officer
                              and Corporate Secretary

Gary L. Lau            53     Senior Vice President, Federal and
                              Enterprise Sales

Andrew G. Sceats       50     Senior Vice President, Worldwide Sales

Craig W. Forbes        40     Vice President, Marketing

John M. Guisto         39     Vice President, Customer Service

Hans Kramer            40     Vice President, Engineering & Business Development

John F. McGrath, Jr.   37     Vice President and Chief Financial Officer

Jeffrey M. Range       42     Vice President, Operations

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

John C. Batty joined net.com in December 1999 as Senior Vice President and Chief Financial Officer. He was appointed Chief Operating Officer in April 2001 and Corporate Secretary in February 2001. He has a 20-year background in high technology, including strong experience in telecommunications, specifically in wide area networks, net.com's core business. Prior to joining net.com, Mr. Batty was Vice President of Finance and Chief Financial Officer of Verilink. Prior to Verilink, Mr. Batty spent eleven years at VLSI as Controller, Director of Corporate Financial Planning and finally as Vice President and Treasurer prior to its acquisition by Phillips Semiconductor. He earned his B.A. in Economics at the University of New Hampshire and his M.B.A. at the University of Chicago School of Business. Mr. Batty began his career with Intel.

Gary L. Lau joined N.E.T. Federal, Inc., or "N.E.T. Federal" - a wholly owned subsidiary of net.com - in 1987. Prior to being appointed Sr. Vice President, Federal and Enterprise Sales in March 2002, Mr. Lau served as N.E.T. Federal's General Manager and Vice President of Sales. He brings more than 30 years of experience in the communications industry to his position. He also served in the U.S. Air Force for over 20 years, including service at Strategic Air Command (SAC), Military Airlift Command (MAC) and Headquarters Air Force at the Pentagon. His last tour of duty was at the White House Communication Agency (WHCA), The White House, where he served as the Chief of Network Plans and Engineering responsible for the architecture and implementation of their fixed ground and deployed communications network in support of the President of the United States, Vice President of the United States, and Senior White House Staff.

Andrew G. Sceats joined net.com in October 1999 as Vice President of International Sales, in the U.K. In February 2001, he moved to net.com's headquarters in Fremont, California as Senior Vice President, Worldwide Sales. Over the last 25 years, Mr. Sceats' career has been focused in sales, marketing and general management in the communications industry. Prior to joining net.com, Mr. Sceats held a variety of management positions for Newbridge Networks Ltd., most recently as Vice President of Europe, Middle East and Africa operations. Prior to Newbridge, he served for three years as Sales Director for Dowty Information Systems, Ltd. in Europe, and 10 years prior to that, served in a variety of successful sales positions with CASE Communications, particularly as Vice President of International Sales.

Craig W. Forbes joined N.E.T. Federal, Inc., a wholly owned subsidiary of net.com, in 1988. He was appointed to the position of Vice President of Marketing in July 1999 and has been at the forefront of management's efforts in defining and pursuing an emerging market for broadband service creation platforms. Mr. Forbes directs net.com's overall marketing efforts, including product management, product marketing, marketing communications and channel marketing for all product lines. Prior to his appointment to the position of Vice President of Marketing, he served as general manager of net.com's narrowband business unit. Mr. Forbes has a B.S. in Electrical Engineering from Bucknell University. From 1984 until he joined net.com in 1988, he was an officer in the United States Air Force.

John M. Guisto, Jr. joined N.E.T. Federal, Inc., a wholly owned subsidiary of net.com, in 1992. He was appointed to the position of Vice President of WorldWide Customer Service in April 2000, taking an active role in the new management team's effort to reshape, revitalize and redirect net.com. Mr. Guisto worked in various management positions within the N.E.T. Federal Customer Service Organization. From 1984 until he joined net.com in 1992 he served in the United States Air Force, which included 6 years at the White House Communications Agency. Mr. Guisto has a B.S. in Technology and Management from the University of Maryland.

Hans Kramer joined net.com in 1988 and became Vice President of Engineering in 1999. During the latter half of fiscal 2001 Mr. Kramer transitioned from his position of Vice President and General Manager of the Broadband Business Unit to focus on product development for net.com's three product lines: SCREAM, SHOUTIP and Promina. At about that time, he was elected Vice President of Business Development when he assumed responsibility for the development of business partnerships. Mr. Kramer joined net.com after working for a series of start-up companies in the communications industry, including Macom LinkABit, now a part of the Hughes Network, where he was the project leader for a VSAT product. Mr. Kramer received his B.A. in Computer Science from the University of California at San Diego, with dual minors in Economics and Queuing Systems.

John F. McGrath, Jr. joined net.com in November 2001 as Vice President and Chief Financial Officer. Prior to joining net.com, Mr. McGrath served in various financial capacities at Aspect Communications, including Vice President, Finance where he oversaw all finance activities for a $600 million sales and service business, and Director of Finance for Europe, Middle East, and Africa. Prior to that he was Director of Finance for TCSI Corporation (a former Teknekron Company). From 1986 to 1991, Mr. McGrath worked as a Manager in the High Technology/Manufacturing Group at Ernst & Young. Mr. McGrath holds an MBA from the Stanford Graduate School of Business and a B.S. in accounting from the University of Wyoming. He is a registered CPA in the state of California.

Jeffrey M. Range has served as Vice President Operations at net.com since February 2002. Mr. Range joined net.com from Advanced Switching Communication,
(ASC) where he served as Vice President Worldwide Operations for two years. Prior to ASC Mr. Range held several senior management positions at Newbridge Networks Corporation, including Vice President Operations for North & South America from 1996 to 1999, Vice President Corporate Logistics & Planning from 1993 to 1996, as well as Vice President Operations Europe, Middle East & Africa from 1987 to 1993.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   1. Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----

Independent Auditors' Report                                                 27

Consolidated Balance Sheets as of March 29, 2002 and March 30, 2001          28

Consolidated Statements of Operations for the years ended
     March 29, 2002, March 30, 2001 and  March 31, 2000                      29

Consolidated Statements of Comprehensive Loss for the years
     ended March 29, 2002, March 30, 2001 and  March 31, 2000                29

Consolidated Statements of Cash Flows for the years ended
     March 29, 2002, March 30, 2001 and  March 31, 2000                      30

Consolidated Statements of Stockholders' Equity for the years ended
     March 29, 2002, March 30, 2001 and  March 31, 2000                      31

Notes to Consolidated Financial Statements                                   32

      2. Index to Consolidated Financial Statement Schedules

                                                                            Page
                                                                            ----

Schedule II - Valuation and Qualifying Accounts                              87

      All other schedules are omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes thereto.

      Separate financial statements of the Registrant are omitted because the Registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements filed, in the aggregate, do not have a minority equity interest and/or long-term indebtedness to any person outside the consolidated group in an amount which together exceeds 5% of total consolidated assets at March 29, 2002.

      3. Exhibits

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

    10.1        Headquarters Facilities Lease Agreements between              5
                Sobrato Interests III and Network Equipment
                Technologies, Inc. dated April 9, 1997.

    10.2        Officer Employment and Continuation Agreement between         6
                Registrant and Joseph J. Francesconi.

    10.4        Officer Employment and Continuation Agreement between         6
                Registrant and Raymond E. Peverell.

    10.6        Officer Employment and Continuation Agreement between         6
                Registrant and Hubert A. Whyte.

    10.7        General Release of All Claims, Covenant Not to Sue,           6
                and Confidentiality Agreement between Registrant and Joseph J. Francesconi.

    10.9        Change of Control Agreement between Registrant and            7
                John C. Batty.

    10.10       Change of Control Agreement between Registrant and            7
                Craig W. Forbes.

    10.11       Change of Control Agreement between Registrant and            7
                Hans Kramer.

    10.13       Change of Control Agreement between Registrant and            7
                Hubert A.J. Whyte.

    10.14       Form of Officer Employment and Continuation Agreement         8
                as signed by all other Executive Officers and Registrant.

    10.15       Form of Director Indemnification Agreement as signed          8
                by all Directors of the Company.

    10.16       Form of Officer Indemnification Agreement as signed by        8
                all Executive Officers of the Company.

    10.17       Corporate Director Compensation Deferral Election             8
                Program and 1996 Deferral Form.

    10.18       Corporate Officer Compensation Deferral Election
                Program and 1996 Deferral Form.

    10.20       Agreement and Plan of Merger dated as of December 14,         9
                1999 by and among Network Equipment Technologies,
                Inc., IPNow, Inc., and FlowWise Networks, Inc.

    10.21       Change of Control Agreement between Registrant and           10
                A.G. Sceats.

    10.22       Headquarters Facilities - Lease Termination and              10
                Settlement Agreement between Sobrato Interests II,
                Ardenwood Corporate Park Associates and Network
                Equipment Technologies, Inc. dated December 21, 2000.

    10.23       Headquarters Facilities - Lease between Ardenwood            10
                Corporate Park Associates and Network Equipment
                Technologies, Inc. dated December 21, 2000.

    10.24       Asset Acquisition Agreement dated October 18, 2000, by       11
                and among CACI, Inc.-Federal, CACI International Inc,
                N.E.T. Federal, Inc., and Network Equipment
                Technologies, Inc.

    10.25       Employment Continuation Agreement between the                12
                Registrant and Andrew G. Sceats.

    10.26       Change of Control Agreement dated December 5, 2001           13
                between Registrant and John F. McGrath, Jr.

    10.27       Form of Amendment One to Change of Control Agreement -       13
                entered into between Registrant and each of the following officers of Registrant on December 5, 2001:
                John C. Batty, Craig W. Forbes, John M. Guisto, Hans
                Kramer, Gray L. Lau, Andrew G. Sceats, and Hubert A.
                J. Whyte.

    10.28 Change of Control Agreement dated February 4, 2002 between Registrant and Jeffrey M. Range.

    21.1        Subsidiaries of Registrant as of June 14, 2002.

    23.1        Independent Auditors' Consent.

    99.1        Registrant's 1983 Stock Option Plan, as amended.             14

    99.2        Registrant's 1988 Restricted Stock Award Plan.               15

    99.3        Registrant's 1990 Employee Stock Purchase Plan, as           16
                amended.

    99.6        Registrant's 1998 Employee Stock Purchase Plan               17
                (Exhibit 99.1).

    99.7 Registrant's Amended and Restated 1993 Stock Option Plan, as amended April 16, 2002.

    99.8 Registrant's Amended and Restated 1997 Stock Option Program, as amended April 16, 2002.

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

(3) Incorporated by reference from the corresponding Exhibit (or the Exhibit identified in parentheses) previously filed as an Exhibit in the Registrant's Annual Report on Form 10-K (Commission File No. 0-

      15323) for the fiscal year ended March 31, 1990, filed with the Securities and Exchange Commission on June 29, 1990.

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

(10) Incorporated by reference from the corresponding Exhibit (or the Exhibit identified in parentheses) previously filed as an Exhibit in the Registrant's Annual Report on Form 10-K (Commission File No. 0-15323) for the fiscal year ended March 30, 2001, filed with the Securities and Exchange Commission on June 28, 2001.

(11) Incorporated by reference from the corresponding Exhibit (or the Exhibit identified in parentheses) previously filed as an Exhibit in the Registrant's Form 10-Q (Commission File No. 0-15323) for the fiscal quarter ended September 30, 2000, originally filed with the Securities and Exchange Commission on November 13, 2000.

(12) Incorporated by reference from the corresponding Exhibit (or the Exhibit identified in parentheses) previously filed as an Exhibit in the Registrant's Form 10-Q (Commission File No. 0-15323) for the fiscal quarter ended September 28, 2001, originally filed with the Securities and Exchange Commission on November 13, 2001.

(13) Incorporated by reference from the corresponding Exhibit (or the Exhibit identified in parentheses) previously filed as an Exhibit in the Registrant's Form 10-Q (Commission File No. 0-15323) for the fiscal quarter ended December 28, 2001, originally filed with the Securities and Exchange Commission on February 28, 2002.

(14) Incorporated by reference from the corresponding Exhibit (or the Exhibit identified in parentheses) previously filed as an Exhibit in the Registrant's Annual Report on Form 10-K (Commission File No. 0-15323) for the fiscal year ended March 31, 1993, filed with the Securities and Exchange Commission on June 25, 1993.

(15) Incorporated by reference from the corresponding Exhibit (or the Exhibit identified in parentheses) previously filed as an Exhibit in the Registrant's Annual Report on form 10-K (Commission File No. 0-15323) for the fiscal year ended March 31, 1991, filed with the Securities and Exchange commission on June 28, 1991.

(16) Incorporated by reference from the corresponding Exhibit (or the Exhibit identified in parentheses) previously filed as an Exhibit in the Registrant's Registration Statement on Form S-8 (No. 33-68860), filed with the Securities and Exchange Commission on September 15, 1993.

(17) Incorporated by reference from the corresponding Exhibit (or the Exhibit identified in parentheses) previously filed as an Exhibit in the Registrant's Registration Statement on Form S-8 (No. 333-49837), filed with the Securities and Exchange Commission on April 10, 1998.

(b) Reports on Form 8-K

net.com did not file a Form 8-K during the fourth quarter of fiscal 2002.

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

                                            NETWORK EQUIPMENT TECHNOLOGIES, INC.
                                                                    (Registrant)

Date: June 14, 2002                   By:     /s/ Hubert A.J. Whyte
                                          ----------------------------------
                                              Hubert A.J. Whyte
                                              President, Chief Executive
                                              Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                                Title                        Date
      /s/ John F. McGrath, Jr.      Vice President and                  June 14, 2002
----------------------------------  Chief Financial Officer
      John F. McGrath, Jr.          (Principal Financial Officer and
                                    Principal Accounting Officer)


      /s/ Dixon R. Doll             Director                            June 14, 2002
----------------------------------
      Dixon R. Doll


      /s/ C. Nicholas Keating, Jr.  Director                            June 14, 2002
----------------------------------
      C. Nicholas Keating, Jr.


      /s/ David R. Laube            Director                            June 14, 2002
----------------------------------
      David R. Laube


      /s/ Thomas Rambold            Director                            June 14, 2002
----------------------------------
      Thomas Rambold


      /s/ Peter Sommerer            Director                            June 14, 2002
----------------------------------
      Peter Sommerer


      /s/ Hubert A.J. Whyte         President, Chief Executive          June 14, 2002
----------------------------------  Officer and Director
      Hubert A.J. Whyte             (Principal Executive Officer)


      /s/ Hans A. Wolf              Chairman of the Board               June 14, 2002
----------------------------------
      Hans A. Wolf