Form 10-Q
period 2002-06-28
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2002-08-09
CIK 752431

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2002
                               -------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934

For the transition period ended                             or
                               ----------------------------    ---

Commission File Number 0-15323


                      NETWORK EQUIPMENT TECHNOLOGIES, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                          94-2904044
----------------------------                       -----------------------------
(State or other jurisdiction                              (I.R.S. Employer
     of incorporation or                                Identification Number)
        organization)

                            6900 PASEO PADRE PARKWAY
                             FREMONT, CA 94555-3660
                                 (510) 713-7300

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

                                   Yes X No___

     The number of shares outstanding of the registrant's Common Stock, par value $.01, on July 26, 2002 was 22,335,927.

================================================================================

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.


                                      INDEX
                                      -----

                                                                                                           Page
                                                                                                          Number
                                                                                                          ------
PART I.       FINANCIAL INFORMATION


     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets at June 28, 2002 and March 29, 2002                     3

              Condensed Consolidated Statements of Operations and
              of Comprehensive Loss - Quarters ended
              June 28, 2002 and June 29, 2001                                                               4

              Condensed Consolidated Statements of Cash Flows -
              Quarters ended June 28, 2002 and June 29, 2001                                                5

              Notes to Condensed Consolidated Financial Statements                                          6

     Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition         9


     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                    20


PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                             21

     Item 6.  Exhibits and Reports on Form 8-K                                                              21

SIGNATURES                                                                                                  22

                                     PART I

FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


NETWORK EQUIPMENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In thousands except par value)

                                                                                        JUNE 28,         MARCH 29,
                                                                                         2002             2002
-------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                (unaudited)               (1)
    Current assets:
        Cash and cash equivalents                                                       $  22,466         $  15,879
        Restricted cash                                                                     1,555             3,255
        Short-term investments                                                             71,266            75,763
        Accounts receivable, net of allowances of $2,063 at June 28, 2002 and
           $1,896 at March 29, 2002                                                        17,527            19,501
        Inventories                                                                        16,989            14,804
        Prepaid expenses and other assets                                                   5,691             7,262
-------------------------------------------------------------------------------------------------------------------
            Total current assets                                                          135,494           136,464
-------------------------------------------------------------------------------------------------------------------

    Property and equipment, net                                                            37,672            37,972
    Software production costs, net                                                            361               563
    Goodwill, net                                                                               -             9,592
    Other assets                                                                            2,837             2,831
-------------------------------------------------------------------------------------------------------------------
                                                                                        $ 176,364         $ 187,422
===================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
        Accounts payable                                                                $   6,614         $   7,870
        Accrued liabilities                                                                19,964            21,470
        Current portion of capital lease obligation                                            16                53
-------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                       26,594            29,393
-------------------------------------------------------------------------------------------------------------------

    Long-term liabilities:
        71/4% redeemable convertible subordinated debentures                               24,706            24,706
        Other long-term liabilities                                                         1,848             2,016
-------------------------------------------------------------------------------------------------------------------
            Total long-term liabilities                                                    26,554            26,722
-------------------------------------------------------------------------------------------------------------------

    Stockholders' equity:
        Preferred stock, $.01 par value
            Authorized: 5,000 shares
            Outstanding: none                                                                   -                 -
        Common stock, $.01 par value
            Authorized: 50,000 shares
            Outstanding: 22,336 shares at June 28, 2002 and
               22,215 shares at March 29, 2002                                                223               222
        Additional paid-in capital                                                        183,759           184,401
        Treasury stock                                                                     (4,531)           (5,581)
        Accumulated other comprehensive loss                                                 (217)             (611)
        Retained deficit                                                                  (56,018)          (47,124)
-------------------------------------------------------------------------------------------------------------------
           Total stockholders' equity                                                     123,216           131,307
-------------------------------------------------------------------------------------------------------------------
                                                                                         $176,364         $ 187,422
===================================================================================================================

See accompanying notes to condensed consolidated financial statements
(1) Derived from the March 29, 2002 audited consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
              (In thousands, except per share amounts - unaudited)

                                                                                                QUARTERS ENDED
                                                                                                --------------
                                                                                           JUNE 28,       JUNE 29,
                                                                                             2002           2001
-------------------------------------------------------------------------------------------------------------------
Revenue:
    Product revenue                                                                      $   22,001      $   16,333
    Service and other revenue                                                                 5,227           7,536
-------------------------------------------------------------------------------------------------------------------
        Total revenue                                                                        27,228          23,869
-------------------------------------------------------------------------------------------------------------------
Cost of sales:
    Cost of product revenue                                                                  11,026           9,851
    Cost of service and other revenue                                                         4,932           7,222
-------------------------------------------------------------------------------------------------------------------
        Total cost of sales                                                                  15,958          17,073
-------------------------------------------------------------------------------------------------------------------
Gross margin                                                                                 11,270           6,796
Operating expenses:
    Sales and marketing                                                                       8,516           9,313
    Research and development                                                                  6,483          10,553
    General and administrative                                                                2,865           3,315
    Amortization of goodwill and other intangible assets                                          -             861
    Restructure costs                                                                           170               -
-------------------------------------------------------------------------------------------------------------------
        Total operating expenses                                                             18,034          24,042
-------------------------------------------------------------------------------------------------------------------
           Loss from operations                                                              (6,764)        (17,246)
Interest income                                                                                 747           1,758
Interest expense                                                                               (509)           (468)
Gain on sale of Federal Services Business                                                     5,000               -
Other income                                                                                  2,199           2,210
-------------------------------------------------------------------------------------------------------------------
           Income (loss) before income taxes                                                    673         (13,746)
Income tax provision (benefit)                                                                  (25)             26
-------------------------------------------------------------------------------------------------------------------
           Net income (loss) before cumulative change in
                  accounting principle, relating to goodwill                                    698         (13,772)
-------------------------------------------------------------------------------------------------------------------
Cumulative effect of change in accounting principle,
    relating to goodwill                                                                     (9,592)              -
-------------------------------------------------------------------------------------------------------------------
           Net loss                                                                       $  (8,894)     $  (13,772)
===================================================================================================================
Loss per share, basic and diluted:
    Net income (loss) before cumulative change in accounting principle,
        relating to goodwill                                                              $    0.03      $   (0.63)
    Cumulative effect of change in accounting principle, relating to goodwill             $   (0.43)     $        -
    Net loss                                                                              $   (0.40)     $   (0.63)
===================================================================================================================
Shares used in per share computation:
    Basic and diluted                                                                        22,296          21,928
===================================================================================================================
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
-------------------------------------------------------------------------------------------------------------------
Net loss                                                                                  $  (8,894)     $  (13,772)
Other comprehensive income (loss), net of tax:
    Cumulative translation adjustments                                                           42              50
    Net unrealized gains (losses) on securities,
        net of taxes of $0                                                                     (352)           (213)
-------------------------------------------------------------------------------------------------------------------
           Comprehensive loss                                                             $  (8,500)     $  (13,935)
===================================================================================================================

See accompanying notes to condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands - unaudited)

                                                                                             QUARTERS ENDED
                                                                                             --------------
                                                                                         JUNE 28,         JUNE 29,
                                                                                           2002             2001
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                       $   15,879        $   20,471

Cash flows from operating activities:
    Net loss                                                                               (8,894)          (13,772)
    Adjustments required to reconcile net loss to net
        cash used for operating activities:
           Depreciation and amortization                                                    2,414             3,833
           Amortization of goodwill and intangibles                                             -               861
           Gain on sale of Federal Services Business                                       (5,000)                -
           Stock compensation                                                                   -                 3
           Loss on disposition of property and equipment                                        7               314
           Gain on insurance proceeds                                                      (2,187)                -
           Insurance proceeds                                                               3,258                 -
           Cumulative effect of change in accounting principle,
               relating to goodwill                                                         9,592                 -
           Changes in operating assets and liabilities:
               Accounts receivable                                                          1,974             7,039
               Inventories                                                                 (2,185)           (3,178)
               Prepaid expenses and other assets                                              569            (1,819)
               Accounts payable                                                            (1,286)             (872)
               Accrued liabilities                                                         (1,798)           (2,360)
-------------------------------------------------------------------------------------------------------------------
        Net cash used for operating activities                                             (3,536)           (9,951)
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Purchases of short-term investments                                                   (13,605)          (21,307)
    Proceeds from maturities of short term investments                                     18,454            33,169
    Purchases of property and equipment                                                    (1,849)           (4,271)
    Proceeds from sale of Federal Services Business                                         5,000                 -
    (Increase) decrease in restricted cash                                                  1,700              (513)
    Other                                                                                       2              (128)
-------------------------------------------------------------------------------------------------------------------
        Net cash provided by investing activities                                           9,702             6,950
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Sale of common stock                                                                      410               557
-------------------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                                             410               557
-------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                        11                77

-------------------------------------------------------------------------------------------------------------------
        Net increase (decrease) in cash and cash equivalents                                6,587            (2,367)
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                             $   22,466        $   18,104
===================================================================================================================

Other cash flow information: Cash paid (refunded) during the period:
        Interest                                                                       $      952        $      902
        Income taxes                                                                   $      (28)       $      (55)
    Non-cash investing and financing activities:
        Unrealized gain (loss) on available-for-sale securities                        $      352        $     (213)

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position as of June 28, 2002, and the results of operations and cash flows for the quarters ended June 28, 2002 and June 29, 2001. These financial statements should be read in conjunction with the March 29, 2002 audited consolidated financial statements and notes thereto. The results of operations for the quarter ended June 28, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending March 28, 2003.

2. INVENTORIES

Inventories are stated at lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs. Inventories at June 28, 2002 and March 29, 2002 consisted of the following:



(Dollars in thousands)                    June 28, 2002           March 29, 2002
--------------------------------------------------------------------------------

Purchased components                           $  5,831                 $  5,388
Work-in-process                                   9,369                    8,345
Finished goods                                    1,789                    1,071
--------------------------------------------------------------------------------
                                               $ 16,989                 $ 14,804
================================================================================

3. LOSS PER SHARE

Basic loss per share has been computed based upon the weighted average number of common shares outstanding for the periods presented. For diluted earnings per share, shares used in the per share computation include weighted average common and potentially dilutive shares outstanding. Potentially dilutive shares consist of shares issuable upon the assumed exercise of dilutive stock options. These shares totaled 371,000 and 67,000 for the quarters ended June 28, 2002 and June 29, 2001, respectively. The shares for the quarters ended June 28, 2002 and June 29, 2001 were excluded from the per share computation because they were anti-dilutive. Additionally, there were 784,000 shares of common stock issuable upon conversion of debentures. These shares, and the related effect of the accrued interest on the debentures, were not included in the calculation of diluted earnings per share for the periods June 28, 2002 and June 29, 2001, as their inclusion would have been anti-dilutive in both periods.

4. OTHER COMPREHENSIVE LOSS

Other comprehensive loss at June 28, 2002 and March 29, 2002 is comprised of cumulative foreign translation adjustments of ($560,000) and ($602,000), respectively, and cumulative net unrealized gains (losses) on available-for-sale securities of $343,000 and ($9,000), respectively.

5. RESTRUCTURE COSTS

During fiscal 2000, net.com recorded two charges in the amount of $3.4 million and $12.2 million to provide for severance, outplacement and office closure costs associated with its plan of business reorganization. In fiscal 2001, $1.4 million of these charges were reversed. In fiscal 2002, net.com recorded a restructuring charge of $1.2 million. This charge included $887,000 for severance and $300,000 for outplacement costs. The remaining liability for restructure charges is $503,000 at June 28, 2002. net.com believes that all costs associated with its plan of business reorganization will be paid no later than the end of fiscal 2003.

6. RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 was effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of SFAS No. 144 did not have a material impact on net.com's consolidated financial statements.

Effective July 1, 2001, the Company adopted SFAS No. 141, BUSINESS COMBINATIONS. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The adoption of SFAS 141 did not have an impact on the results of operations, financial position or liquidity of the Company.

In June 2002, the FASB issued SFAS 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. net.com will adopt the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002 and the adoption will not have an impact on the historical results of operations, financial position or liquidity of the Company.

7. SALE OF N.E.T. FEDERAL, INC.'S PROFESSIONAL SERVICE BUSINESS

On December 1, 2000, net.com sold the assets of its Federal Services Business
(FSB) to CACI International Inc (CACI) for cash consideration of $40.0 million. The assets sold were comprised mainly of Federal Government service contracts, accounts receivable, spares inventory and fixed assets. The total net gain on the sale to date is $24.9 million. The cash received from CACI to date is $37.0 million. During the quarter ended June 28, 2002 net.com earned and recorded a gain of $5.0 million as a result of meeting certain milestones. The remaining $3.0 million is payable in $1.5 million installments during the first quarters of fiscal 2004 and 2005 and is not contingent upon meeting any milestones. Additionally, CACI and net.com as a result of the sale, have an existing agreement whereby net.com will receive royalties based on maintenance contract revenue.

8. GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF STATEMENT NO. 142

In July 2001, the FASB issued SFAS No. 142 GOODWILL AND OTHER INTANGIBLE
ASSETS, which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No.17 , INTANGIBLE ASSETS. net.com adopted SFAS No. 142 on March 30, 2002, the beginning of its fiscal year. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment. Accordingly, net.com ceased amortization of all goodwill on March 30, 2002. Intangible assets that have finite useful lives, consisting primarily of patents, continue to be amortized over their useful lives. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle.

The standard requires that goodwill be tested for impairment annually. In the year of adoption, the standard required a transitional goodwill impairment evaluation, which was a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss. During the quarter ended June 28, 2002, net.com completed this first step, which indicated that the goodwill could be impaired.

The second step of the goodwill impairment test used to measure the amount of impairment loss compares the implied fair value of goodwill with the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss shall be recognized in amount equal to that excess. As of June 28, 2002, net.com completed this second step and measured and recognized a transitional impairment loss of $9.6 million as a cumulative change in accounting principle in its statement of operations.

The following table represents the impact on net loss and basic and diluted per share from the reduction of amortization of goodwill as if SFAS No. 142 was adopted in the first quarter of fiscal 2002:

                                                                 QUARTERS ENDED
                                                                 --------------
                                                            JUNE 28,       JUNE 29,
(Dollars in thousands, except for per share amounts)          2002           2001
------------------------------------------------------------------------------------
Reported net loss                                          $  (8,894)     $  (13,772)
Workforce amortization                                           -                24
Goodwill amortization                                            -               837
------------------------------------------------------------------------------------
Adjusted net loss                                          $  (8,894)     $  (12,911)
====================================================================================

Basic and diluted loss per share:
Reported basic and diluted loss per share                  $   (0.40)     $   (0.63)
Workforce amortization per share                                    -              -
Goodwill amortization per share                                     -           0.04
------------------------------------------------------------------------------------
Adjusted basic and diluted loss per share                  $   (0.40)     $   (0.59)
====================================================================================

Common and common equivalent shares used in calculation:
Basic and diluted                                             22,296         21,928
====================================================================================

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This discussion and analysis should be read in conjunction with Part II of our Form 10-K for the fiscal year ended March 29, 2002.

Statements contained in this Form 10-Q, which are not historical facts, are forward-looking statements within the meaning of the federal securities laws that relate to future events of our financial performance. A forward-looking statement may contain words such as "plans," "hopes," "believes," "estimates," "will continue to be," "will be," "continue to," "expect to," "anticipate that," "to be," or "can impact", including statements that relate to products, customers, operations and contingent payments. Forward-looking statements are based upon management expectations and involve risks and uncertainties that may cause actual results to differ materially from those anticipated in the forward-looking statements. Many factors may cause actual results to vary including, but not limited to, the factors discussed in this Form 10-Q. net.com expressly disclaims any obligation or undertaking to revise or publicly release any updates or revisions to any forward-looking statement contained in this Form 10-Q. Investors should carefully review the risk factors described in this document along with other documents net.com files from time to time with the Securities and Exchange Commission.



RESULTS OF OPERATIONS

The following table depicts selected data derived from our consolidated statements of operations expressed as a percentage of revenue for the periods presented:


Fiscal years ended:                                             June 28,           June 29,
Percent of revenue                                                2002               2001
-------------------------------------------------------------------------------------------
Product revenue                                                   80.8%              68.4%
Service and other revenue                                         19.2               31.6
-------------------------------------------------------------------------------------------
     Total revenue                                               100.0              100.0
-------------------------------------------------------------------------------------------
Product revenue gross margin                                      49.9               39.7
Service and other revenue gross margin                             5.6                4.2
-------------------------------------------------------------------------------------------
     Total gross margin                                           41.4               28.5
-------------------------------------------------------------------------------------------
Sales and marketing                                               31.3               39.0
Research and development                                          23.8               44.2
General and administrative                                        10.5               13.9
Amortization of intangibles                                        -                  3.6
Restructuring costs (benefits)                                      .6                -
-------------------------------------------------------------------------------------------
     Total operating expenses                                     66.2              100.7
-------------------------------------------------------------------------------------------
     Loss from operations                                        (24.8)             (72.3)
Other income (expense), net                                       26.4                9.3
Interest income (expense), net                                      .9                5.4
-------------------------------------------------------------------------------------------
Income (loss) before income taxes                                  2.5              (57.6)
Tax provision (benefit)                                           (0.1)               0.1
-------------------------------------------------------------------------------------------
Income (loss) before accounting principle change                   2.6              (57.7)
Cumulative effect of change in accounting principle              (35.2)               -
-------------------------------------------------------------------------------------------
Net loss                                                         (32.7)%            (57.7)%
-------------------------------------------------------------------------------------------

REVENUE

Total revenue for the first quarter of fiscal 2003 increased 14.1% or $3.4 million to $27.2 million from $23.9 million for the first quarter of fiscal 2002. Product revenue increased 34.7% or $5.7 million to $22.0 million from $16.3 million compared to the same period in fiscal 2002. Product revenues are generated primarily from our circuit switched product line, Promina, which accounts for the majority of product sales worldwide. These revenues remained strong in the first quarter of fiscal 2003 due to government defense initiatives, which positively impacted our Federal business, as well as increased revenues from our international channels. We anticipate this will continue in the next couple of quarters. We have developed new service creation products for the broadband equipment and Internet Protocol (IP) telephony markets. The product revenue from these products in the first quarter of fiscal 2003 was not significant, however, we expect this revenue to increase in the future.

Service and other revenue for the first quarter of fiscal 2003 decreased 30.6% to $5.2 million from $7.5 million for the first quarter of fiscal 2002. The decrease in service and other revenue is primarily the result of a decline in the non Federal business installed base of equipment that requires ongoing service support, in addition to the impact of our customers reducing their operating costs by lowering their levels of service support. As part of our broadband strategy, we have developed new service creation solutions that we expect will expand our service offerings and offset part of the decline in service and other revenue from our narrowband service offerings.

GROSS MARGIN

Total gross margin, comprised of product and service margin, increased as a percentage of total revenue to 41.4% in the first quarter of fiscal 2003 compared to 28.5% in the first quarter of fiscal 2002. Total gross margins improved primarily due to the higher volume of product sales and the relatively fixed cost of operations. Product revenue gross margins in the first quarter of fiscal 2003 improved to 49.9% from 39.7% in the first quarter of fiscal 2002. The increase in product gross margin resulted from unfavorable manufacturing variances mainly due to lower product revenue and a charge of $690,000 for additional inventory write downs that were required for excess narrowband inventory in the first quarter of fiscal 2002.

Service and other revenue gross margins increased to 5.6% in the first quarter of fiscal 2003 as compared to 4.2% in the first quarter of fiscal 2002. There are a significant amount of services costs that are fixed, and thus lower revenues may impact margins.

Gross margins may be adversely affected in the future due to increases in competition, material and labor costs, subcontractor costs and changes in the mix of products we sell. The new products we introduced recently have lower gross margins than our Promina product line. In addition, if product sales decrease as a percentage of total revenue, overall margins may decrease because service revenue has a lower margin than product sales. Also, to the extent we expand our sales through product resellers and strategic partnerships, we expect to earn lower gross margins.

OPERATING EXPENSES

Operating expenses in the first quarter of fiscal 2003 decreased $6.0 million to $18.0 million compared to $24.0 million in the first quarter of fiscal 2002. Operating expenses as a percentage of total revenue decreased to 66.2% in the first quarter of fiscal 2003, compared to 100.7% in the first quarter of fiscal 2002. The lower operating expenses are primarily a result of tightly managed expenses across all functions.

Sales and marketing expenses in the first quarter of fiscal 2003 decreased $800,000 to $8.5 million compared to $9.3 million in the first quarter of fiscal 2002. Sales and marketing expenses as a percentage of total revenue decreased to 31.3% in the first quarter of fiscal 2003, compared to 39.0% in the first quarter of fiscal 2002. The decrease in spending is primarily the result of a decrease in sales meeting events of $274,000, a decrease in depreciation and amortization costs of $310,000 and a decrease in facility and information technology costs of $119,000. We expect sales and marketing expenses to vary as a percentage of sales volume for the remainder of the fiscal year.

Research and development expense in the first quarter of fiscal 2003 decreased $4.1 million to $6.5 million compared to $10.6 million in the first quarter of fiscal 2002. Research and development expense as a percentage of total revenue decreased to 23.8% in the first quarter of fiscal 2003 from 44.2% in the first quarter of fiscal 2002. The decrease in spending is primarily the result of higher spending in the first quarter of fiscal 2002 for labor and prototype material expenses that were required for the new broadband products development. Decreases occurred primarily in salary related expenses of $2.0 million, a decrease in engineering material and testing expenses of $1.4 million and a decrease in depreciation and amortization expenses of $679,000. We expect research and development spending in future periods to remain constant or to decrease slightly compared to the first quarter of fiscal 2003 as we balance the priority of cost control and the importance of development for the new broadband products.

General and administrative expense in the first quarter of fiscal 2003 decreased $450,000 to $2.9 million compared to $3.3 million in first quarter of fiscal 2002. General and administrative expense as a percentage of total revenue decreased to 10.5% in the first quarter of fiscal 2003 from 13.9% in the first quarter of fiscal 2002. The decrease in spending is primarily the result of decreased salary related expenses of $154,000, a decrease in legal costs of $191,000 and a decrease in facility and information technology costs of $103,000. We expect general and administrative spending to decline slightly due to continued focus on cost control.

Amortization of goodwill and other intangibles expense in the first quarter of fiscal 2002 was $861,000. The amortization expense in the first quarter of fiscal 2002 was a result of two acquisitions, FlowWise Networks, Inc. that occurred in the third quarter of fiscal 2000 and Convergence Equipment Company that occurred in the first quarter of fiscal 2001. During the first quarter of fiscal 2003 we adopted SFAS 142. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. We completed our implementation test, which resulted in a determination that goodwill was impaired, causing a charge of $9.6 million in the first quarter of fiscal 2003. This charge is presented as a cumulative effect of change in accounting principle, relating to goodwill.

NON-OPERATING ITEMS

Interest income, primarily related to short-term investments decreased $1.0 million in the first quarter of fiscal 2003 to $747,000 compared to $1.8 million in the first quarter of fiscal 2002. The decrease in interest income is the result of declining interest rates and lower cash balances.

Interest expense in the first quarter of fiscal 2003 was $509,000 compared to $468,000 in the first quarter of fiscal 2002. The most significant component of our interest expense is the interest on the 7 1/4% convertible subordinated debentures, which was $447,000 for both first quarters of fiscal 2003 and 2002.

Other income in the first quarter of fiscal 2003 increased $5.0 million to $7.2 million compared to $2.2 million in the first quarter of fiscal 2002. Other income in the first quarter of fiscal 2003 consisted principally of a $5.0 million gain as a result of certain milestones being met as part of the sale of the Federal Services Business to CACI International Inc, and $2.2 million from insurance proceeds received for construction costs associated with our new corporate headquarters in Fremont, California. We do not expect to receive any additional significant insurance proceeds related to the new corporate headquarters. Other income in the first quarter of fiscal 2002 consisted principally of a $2.5 million gain as a result of certain milestones being met regarding contract renewals as part of the sale of the Federal Services Business to CACI International Inc.

The first quarter of fiscal 2003 included a tax benefit of $25,000 compared to a tax provision of $26,000 in the first quarter of fiscal 2002.

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

REVENUE RECOGNITION: We recognize revenue, generally upon shipment, when all four of the following criteria are met:

1)   we have a contract with our customer,

2)   when delivery has occurred and risk of loss passes to the customer,

3)   when our price is fixed or determinable, and

4)   when collection of the receivable is reasonably assured.

For transactions where we have not yet obtained customer acceptance, revenue is generally deferred until the terms of acceptance are satisfied. Revenue for installation or other services, except maintenance contact revenue, is recognized upon completion of the service. Maintenance contract revenue is recognized ratably over the period of the contract, which is typically one quarter. A reserve for sales returns is established based on historical trends in product returns. If the actual future returns differ from historical levels, our revenue could be adversely affected.

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

DEFERRED TAXES: We have incurred tax losses in the last four fiscal years and, at June 28, 2002, we have an estimated $64.8 million of federal net operating loss carryforwards and an estimated $20.0 million of state operating loss carryforwards expiring in the years 2020 through 2023. We have provided a full valuation allowance against our tax assets, given the uncertainty as to their realization. In future years, these benefits are available to reduce or eliminate taxes on future taxable income. In addition, if we were to be acquired by a third-party, these tax losses could be a significant factor in their valuation of us should they be available to reduce future tax liabilities for the acquiring company.

IMPAIRMENT OF INTANGIBLE ASSETS: In assessing the recoverability of our goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for this asset. On March 30, 2002, we adopted SFAS No. 142. "GOODWILL AND OTHER INTANGIBLE ASSETS," and completed the analysis of our goodwill for impairment issues. We recorded an impairment of $9.6 million during the quarter ended June 28, 2002 related to goodwill.

LIQUIDITY AND CAPITAL RESOURCES

As of June 28, 2002, we had cash and cash equivalents of $22.5 million, restricted cash of $1.5 million and short-term investments of $71.3 million for a total of $95.3 million as compared to $94.9 million at the end of fiscal 2002. The Company benefited from the aforementioned $5.0 million payment received from CACI, insurance building proceeds of $3.3 million and strong customer cash collections. This was primarily offset by the result of the net operating losses and the related effect on cash.

Net cash used in operating activities in the first quarter of fiscal 2003 was $3.5 million compared to net cash used in operating activities of $10.0 million in the first quarter of fiscal 2002. The net decrease in cash used by operations in the first quarter of fiscal 2003 resulted primarily from a net loss of $8.9 million, an increase in inventory of $2.2 million, a gain on the sale of the Federal Services Business of $5.0 million, a gain on building insurance proceeds of $2.2 million, and decreases in accrued liabilities and accounts payable totaling $3.1 million. Net cash provided by operations included a reduction in accounts receivable of $2.0 million, a decrease in prepaid expenses of $569,000, the adjustment for depreciation and amortization of $2.4 million, the receipt of $3.3 million in cash in relation to our insurance settlement for construction defects at our previous campus and the cumulative change in accounting principle for our goodwill write-off of $9.6 million.

Net cash provided from investing activities was $9.7 million in the first quarter of fiscal 2003, compared to net cash provided from investing activities of $7.0 million in the first quarter of fiscal 2002. Net cash provided from investing activities in the first quarter of fiscal 2003 consisted primarily of proceeds from maturing short term investments of $18.5 million, a decrease in restricted cash of $1.7 million, and an increase in proceeds received from the sales of the Federal Services Business of $5.0 million. This is partially offset by net cash used for investing activities for purchases of short-term investments of $13.6 million and purchases of property and equipment of $1.8 million.

Net cash provided by financing activities in the first quarter of fiscal 2003 was $410,000 compared to net cash provided by investing activities of $557,000 in the first quarter of fiscal 2002. The $410,000 in the first quarter of fiscal 2003 resulted from the sale of common stock from the employee stock purchase plan.

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

WE HAVE INCURRED NET LOSSES IN THE PAST AND EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.
For each of the past four fiscal years, we have incurred net losses. Our ability to achieve profitability on a continuing basis will depend upon the successful design, development, testing, introduction, marketing, and broad commercial distribution of our new products, specifically our SCREAM(TM) product line and our SHOUTIP(TM) product line. We expect to continue to incur significant product development, sales and marketing and administrative expenses as we continue to maintain support of our existing products and customers while launching new products. Many of our operating expenses are fixed in the short term making it difficult to reduce expenses rapidly. At current revenue levels, our operating expenses continue to be too high to enable us to be profitable. In order to achieve profitability, we need to generate significant sales growth from our SCREAM and SHOUTIP product lines or decrease expenses.

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

OUR STOCK PRICE MAY BE VOLATILE.
Our common stock has experienced substantial price volatility, particularly as a result of variations between our actual or anticipated financial results and the published expectations of analysts, and as a result of announcements by our competitors and us. Volatility in the trading volume for our common stock results in greater stock price volatility. Futhermore, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies, in particular technology companies, and that have often been unrelated to the operating performance of these companies. These factors, as well as general economic, industry specific, and political conditions may materially adversely affect the market price of our common stock in the future. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options.

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

A SIGNIFICANT PORTION OF OUR REVENUE IS GENERATED FROM SALES TO THE FEDERAL GOVERNMENT.
A significant portion of our total revenue from product sales comes from contracts with the Federal Government, most of which do not include long-term purchase commitments. Historically, the Federal Government has been slower to adopt new technology, such as packet-based technology, which has had the effect of extending the product life of our older products. If the Federal Government accelerated adoption of new technology by replacing the

Promina product line in their networks with products other than ours, our product revenue would decline sharply. We anticipate that our past experience will result in future contracts with the Federal Government; however, we face significant competition in this endeavor. If we fail in renewing a significant number of Federal Government contracts or if sales to the Federal Government decline sharply, our revenue may not increase to profitable levels.

RECENT DECLINES IN PURCHASES BY TELECOMMUNICATIONS SERVICE PROVIDERS AND THE OVERALL DECLINE OF PRODUCT SALES IN THIS MARKET COULD IMPACT SALES OVER THE NEXT SEVERAL QUARTERS.
Over the last twenty-four months, the financial health of many of the telecommunications service providers, including many of the companies classified as CLECs began to deteriorate. In addition, the more established service providers have cut back on equipment purchases as part of an overall slow down in economic growth. We believe that many telecommunications equipment companies, including net.com, are impacted by this decline. In addition, the timing and volume of purchases by emerging service providers can be unpredictable due to other factors, including their need to build a customer base and to expand their capacity while working within their budgetary constraints. Our ability to recognize revenue from emerging service providers will depend on the relative financial strength of the particular customer. We may be required to write off or decrease the value of our accounts receivable from a customer whose financial condition materially deteriorates. Decreases in purchasing volume of emerging service providers or changes in the financial condition of emerging service provider customers could have a material impact on our results of operations and financial condition in future periods. In addition, the selling cycle of our SCREAM and SHOUTIP product families could be extended as our service provider customers reduce their capital budgets.

OUR SUCCESS DEPENDS ON OUR ABILITY TO CONTINUE TO DEVELOP NEW PRODUCTS AND PRODUCT ENHANCEMENTS THAT WILL ACHIEVE MARKET ACCEPTANCE.
Our operating results will depend to a significant extent on the successful design, development, testing, introduction, marketing, and broad commercial distribution of our new broadband equipment products, specifically our SCREAM product line and to a lesser extent on our SHOUTIP product line. The success of these and other new products is dependent on several factors, including proper new product definition, competitive product cost, timely completion and introduction of new products, differentiation of new products from those of our competitors and market acceptance of these products. The markets for our products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and evolving methods of building and operating networks. Our SCREAM and SHOUTIP product lines target start-up telecommunications companies and long established domestic carriers such as AT&T, BellSouth, SBC Communications, Sprint, and Verizon. We may not successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products. Products and technologies developed by others may render our products or technologies obsolete or non-competitive which in turn could adversely affect our ability to achieve profitability.

OUR ABILITY TO SUCCESSFULLY COMMERCIALIZE SCREAM WILL DEPEND HEAVILY ON THE WIDESPREAD ACCEPTANCE OF SERVICE CREATION AS A MEANS OF ACHIEVING MAXIMUM NETWORK PRODUCTIVITY AND ON APPROPRIATE REGULATORY INCENTIVES.
Over the last five years, carriers generated revenue by adding more customers or by offering additional services to existing customers. Offering additional services to an existing subscriber base is generally a preferred approach to generating additional revenue, but these services typically require network upgrades and the purchase of expensive equipment. Over time, however, carriers' aggressive price discounts, expensive direct marketing campaigns, and massive capital outlays for infrastructure expansions have offset whatever incremental revenue increases were generated by the new services and have eroded the profitability of these companies. Since the second quarter of fiscal 2000, we have spent the majority of our research and development and marketing resources to position ourselves and our SCREAM family of products as the next generation of telecommunications equipment that will enable carriers to maximize the delivery of new services while leveraging their existing networks and ensuring quality of service. The future success of the SCREAM product will depend in large measure on carriers' acceptance of service creation as the vehicle that will deliver revenue increases sought after by them. Failure to achieve this acceptance could affect our ability to sell the SCREAM product and grow overall revenue.

In addition, without deregulation in the United States and overseas, the economic incentive for the incumbent carrier to actively engage in changing their service delivery model to the service creation delivery model is low. While the 1999 decision by the FCC not to force incumbent local exchange carriers to unbundle their ATM infrastructure, thus allowing incumbents to deny competitive carriers access to their ATM networks, has made the service creation model viable for carrier revenue growth, it remains to be seen whether or not the regulatory structure in other countries will set the stage for the service creation model to take hold. Failure to achieve the regulatory structure favorable to the service creation model overseas could affect our ability to sell the SCREAM product overseas and to grow overall revenue.

TO SUCCESSFULLY MARKET OUR PRODUCTS, WE WILL NEED TO SIGN UP SIGNIFICANT NEW STRATEGIC PARTNERS WHO CAN HELP SELL OUR PRODUCTS INTO THE SERVICE PROVIDER MARKET.
In order to successfully market our products, we will need to sign up new strategic partners, such as software application partners, systems integrators and product original equipment manufacturers (OEMs), or resellers. The importance of the software application partners is that they provide critical functions, such as billing, mediation, provisioning and configuration that are needed to create a total service creation solution for our customers. Product OEM or resale partners will be needed to supplement and enhance our existing direct sales force both in the United States and overseas. Service providers rely on systems integrators to support new equipment or services into their network. These integrators are important in the large incumbent carrier networks and could facilitate our entry into those networks. While we have begun the process of identifying and signing software application, system integrator and OEM or resale partners, more partners may be necessary in all these areas for us to be successful. In particular, we may need to find strategic partners to assist us with the integration of security functions, such as digital certificates, third-party firewall, intrusion detection and public key management to meet evolving security needs, as well as to counter rival efforts to assert differentiation in the security area. Additionally, we may need to pursue partnerships with vendors who have optical core and core routing technologies in order to counter the end-to-end solution providers, such as Alcatel, Cisco, Lucent, Nortel, and Siemens, as well as to bolster our co-marketing efforts. Failure to sign up these new strategic partners could affect our ability to grow overall revenue.

GROSS MARGINS COULD DECLINE OVER FUTURE PERIODS.
Due to increases in competition, material and labor costs, subcontractor costs and changes in the mix of products we sell, we expect that our gross margins could decline in future quarters. The new products we introduced recently have lower gross margins than our Promina product line. In addition, if product sales decrease as a percentage of total revenue, overall margins may decrease because service revenue has a lower margin than product sales. Also, to the extent we expand our sales through product resellers and strategic partnerships, we expect to earn lower gross margins.

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

INCREASED COMPETITION IS LIKELY IN THE FUTURE.
The market for telecommunication equipment is highly competitive, dynamic and characterized by rapid changes to and the convergence of technologies, and a worldwide migration from existing circuit technology to the new packet-based technologies. We compete directly internationally and domestically with many different companies, some of which are large, established suppliers of end-to-end solutions, such as Alcatel, Cisco, Lucent, Nortel, and Siemens. In addition, there are a number of smaller companies that are targeting this market, including Celox, Clarent, CoSine, Ellacoya, Juniper, Nuera, Quarry, and others. Some of our competitors have significantly greater financial, marketing and technical resources than we have and offer a wider range of networking products than we offer. They are often able to devote greater resources to the development, marketing and sale of their products and to use their equity or significant cash reserves to acquire other companies with technology and/or products that compete directly with ours. They often can compete favorably on price because their large product selection allows them to bundle multiple solutions together without significantly impacting their overall product margins. The smaller companies have more ability than net.com to focus their resources on a particular product development unencumbered by the requirements to support an existing product line. As a result of the flexibility of their market strategies, our competitors may be able to obtain strategic advantages that may adversely affect our business, financial condition or results of operations.

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

OUR BACKLOGGED PRODUCT ORDERS HAVE BEEN UNPREDICTABLE; MAKING IT DIFFICULT FOR US TO ACCURATELY FORECAST SALES AND CREATES A RISK OF CARRYING TOO MUCH OR TOO LITTLE INVENTORY.
Historically, the majority of our revenue in each quarter has resulted from orders received and shipped in that quarter. While we do not believe that backlog is necessarily indicative of future revenue levels, our customers' ordering patterns and the absence of backlogged orders create a significant risk that we could carry too much or too little inventory if orders do not match forecasts. Rather than base forecasts on orders received, we have been forced to schedule production and commit to certain expenses based more upon forecasts of future sales, which are difficult to predict in the telecommunications industry. Furthermore, if large orders do not close when forecasted or if near-term demand weakens for the products we have available to ship, our operating results for that quarter or subsequent quarters would be materially adversely affected.

IF WE ARE UNABLE TO RETAIN EXISTING EMPLOYEES AND ATTRACT, RECRUIT AND RETAIN KEY PERSONNEL, THEN WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR BUSINESS.
Our success continues to be dependent on our being able to attract and retain highly skilled engineers, managers and other key employees. If there is a sharp upturn in the economy, especially in the telecommunications industry, we may not be able to continue to attract, recruit and retain key personnel, particularly engineers and sales and marketing employees, and therefore we may be unable to meet important company objectives such as product delivery deadlines and sales targets.

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

In North America, the former Regional Bell Operating Companies (RBOCs) require that Telcordia certify equipment under their Osmine program in order to ensure interoperability with other network elements and operational support systems. This is a very expensive and lengthy process. We have initiated plans to become Osmine certified. Any delays or problems with attaining this certification could have a material adverse impact on our business, operating results, and financial condition.

WE ARE EXPOSED TO FLUCTUATIONS IN THE EXCHANGE RATES OF FOREIGN CURRENCY.
As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Historically, our primary exposures have been related to non-dollar denominated sales in the United Kingdom, France, and Germany and non-dollar denominated operating expenses in Europe, Latin America, and Asia where we sell primarily in United States dollars. The use of the Euro as a common currency for members of the European Union could impact our foreign exchange exposure. We will continue to monitor our exposure and may hedge against these or any other emerging market currencies as necessary. In fiscal 2003 we commenced using foreign exchange contracts to hedge significant accounts receivable and intercompany account balances denominated in foreign currencies. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK


In the first quarter of fiscal 2003 we began using foreign exchange contracts to hedge significant accounts receivable and intercompany account balances denominated in foreign currencies. Market value gains and losses on these hedged contracts are substantially offset by fluctuations in the underlying balances being hedged. The net financial impact of foreign exchange gains and losses has not been material. A 10% increase or decrease in the foreign currency rates would not have a significant effect on our business, operating results and financial condition. Our policy is to not use hedges or other derivative financial instruments for speculative purposes.

                                    PART II.

OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

              99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

         (b)  Report on Form 8-K
              None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          NETWORK EQUIPMENT
                                          TECHNOLOGIES, INC.





Dated:  August 9, 2002                    /s/ Hubert A.J. Whyte
                                          ---------------------------------
                                          Hubert A.J. Whyte
                                          President and Chief Executive Officer




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