Form 10-Q
period 2002-09-27
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2002-11-08
CIK 752431

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________to ______________________

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

                            6900 Paseo Padre Parkway
                             Fremont, CA 94555-3660
                                 (510) 713-7300
               --------------------------------------------------
               (Address, including zip code, and telephone number
                      including area code, of registrant's
                          principal executive offices)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

      The number of shares outstanding of the registrant's Common Stock, par value $.01, on October 25, 2002 was 22,470,428.

================================================================================

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.

                                      INDEX

                                                                                                           Page
                                                                                                          Number
                                                                                                          ------
PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets at September 27, 2002 and March 29, 2002                 3

              Condensed Consolidated Statements of Operations and
              Comprehensive Loss - Quarter and Six Months ended
              September 27, 2002 and September 28, 2001                                                      4

              Condensed Consolidated Statements of Cash Flows -
              Six Months ended September 27, 2002 and September 28, 2001                                     5

              Notes to Condensed Consolidated Financial Statements                                           6

     Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition          9

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                    21

     Item 4.  Disclosure Controls and Procedures                                                            21

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                             22

     Item 6.  Exhibits and Reports on Form 8-K                                                              22

SIGNATURES                                                                                                  23

                                     PART I

FINANCIAL INFORMATION
Item 1. Financial Statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

                   (In thousands, except par value- unaudited)

                                                                                        September 27,      March 29,
                                                                                            2002             2002
--------------------------------------------------------------------------------------------------------------------
Assets                                                                                                        (1)
    Current assets:
        Cash and cash equivalents                                                       $  12,584         $  15,879
        Restricted cash                                                                     1,463             3,255
        Short-term investments                                                             74,640            75,763
        Accounts receivable, net of allowances of $1,966 at September 27, 2002 and
           $1,896 at March 29, 2002                                                        18,215            19,501
        Inventories                                                                        15,638            14,804
        Prepaid expenses and other assets                                                   5,543             7,262
--------------------------------------------------------------------------------------------------------------------
            Total current assets                                                          128,083           136,464
--------------------------------------------------------------------------------------------------------------------

    Property and equipment, net                                                            37,244            37,972
    Software production costs, net                                                            222               563
    Goodwill, net                                                                              --             9,592
    Other assets                                                                            2,793             2,831
--------------------------------------------------------------------------------------------------------------------
                                                                                        $ 168,342         $ 187,422
====================================================================================================================

Liabilities and Stockholders' Equity
    Current liabilities:
        Accounts payable                                                                $   6,468         $   7,870
        Accrued liabilities                                                                18,289            21,470
        Current portion of capital lease obligation                                            --                53
--------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                       24,757            29,393
--------------------------------------------------------------------------------------------------------------------

    Long-term liabilities:
        7 1/4% redeemable convertible subordinated debentures                              24,706            24,706
        Other long-term liabilities                                                         1,844             2,016
--------------------------------------------------------------------------------------------------------------------
            Total long-term liabilities                                                    26,550            26,722
--------------------------------------------------------------------------------------------------------------------

    Stockholders' equity:
        Preferred stock, $.01 par value
            Authorized: 5,000 shares
            Outstanding: none                                                                  --                --
        Common stock, $.01 par value
            Authorized: 50,000 shares
            Outstanding: 22,467 shares at September 27, 2002 and
               22,215 shares at March 29, 2002                                                224               222
        Additional paid-in capital                                                        183,444           184,401
        Treasury stock                                                                     (3,408)           (5,581)
        Accumulated other comprehensive income (loss)                                          16              (611)
        Retained deficit                                                                  (63,241)          (47,124)
--------------------------------------------------------------------------------------------------------------------
           Total stockholders' equity                                                     117,035           131,307
--------------------------------------------------------------------------------------------------------------------
                                                                                        $ 168,342         $ 187,422
====================================================================================================================

See accompanying notes to condensed consolidated financial statements

(1)   Derived from the March 29, 2002 audited consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

              (In thousands, except per share amounts - unaudited)

                                                                 Quarter ended           Six months ended
                                                            ----------------------    ----------------------
                                                             Sep. 27,     Sep. 28,     Sep. 27,     Sep. 28,
                                                               2002         2001         2002         2001
------------------------------------------------------------------------------------------------------------
Revenue:
    Product revenue                                         $ 23,095     $ 18,360     $ 45,096     $ 34,693
    Service and other revenue                                  4,971        6,491       10,198       14,027
------------------------------------------------------------------------------------------------------------
        Total revenue                                         28,066       24,851       55,294       48,720
------------------------------------------------------------------------------------------------------------
Cost of sales:
    Cost of product revenue                                   14,074       11,888       25,100       21,739
    Cost of service and other revenue                          4,801        6,208        9,733       13,430
------------------------------------------------------------------------------------------------------------
        Total cost of sales                                   18,875       18,096       34,833       35,169
------------------------------------------------------------------------------------------------------------
Gross margin                                                   9,191        6,755       20,461       13,551
Operating expenses:
    Sales and marketing                                        7,883        8,504       16,399       17,817
    Research and development                                   6,684        9,326       13,167       19,879
    General and administrative                                 2,907        3,060        5,772        6,375
    Amortization of goodwill and other intangible assets          --          861           --        1,722
    Restructuring costs                                        1,002           --        1,172           --
------------------------------------------------------------------------------------------------------------
        Total operating costs                                 18,476       21,751       36,510       45,793
------------------------------------------------------------------------------------------------------------
           Loss from operations                               (9,285)     (14,996)     (16,049)     (32,242)

Interest income                                                  616        1,863        1,363        3,621
Interest expense                                                (504)        (459)      (1,013)        (927)
Gain on sale of Federal Services Business                         --           --        5,000        2,500
Other income (expense)                                           (18)         228        2,181          (62)
------------------------------------------------------------------------------------------------------------
           Loss before income taxes                           (9,191)     (13,364)      (8,518)     (27,110)

Income tax provision (benefit)                                (2,304)          (9)      (2,329)          17
------------------------------------------------------------------------------------------------------------
        Net loss before cumulative change in
           accounting principle, relating to goodwill         (6,887)     (13,355)      (6,189)     (27,127)
------------------------------------------------------------------------------------------------------------
Cumulative effect of change in accounting principle,
     relating to goodwill                                         --           --       (9,592)          --
------------------------------------------------------------------------------------------------------------
Net loss                                                    $ (6,887)    $(13,355)    $(15,781)    $(27,127)
============================================================================================================

Loss per share:
    Basic and diluted                                       $  (0.31)    $  (0.61)    $  (0.71)    $  (1.23)
============================================================================================================

Shares used in per share computation:
    Basic and diluted                                         22,376       22,016       22,336       21,996
============================================================================================================

Consolidated Statements of Comprehensive Loss
------------------------------------------------------------------------------------------------------------
Net loss                                                    $ (6,887)    $(13,355)    $(15,781)    $(27,127)

Other comprehensive income (loss), net of tax:
    Cumulative translation adjustments                            12          (50)          54           --
    Net unrealized gains on securities,
        net of taxes of $0                                       222          362          574          149
------------------------------------------------------------------------------------------------------------

           Comprehensive loss                               $ (6,653)    $(13,043)    $(15,153)    $(26,978)
============================================================================================================

See accompanying notes to condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (In thousands - unaudited)

                                                                      Six months ended
                                                                      ----------------
                                                                   Sep. 27,     Sep. 28,
                                                                     2002         2001
----------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                   $ 15,879     $ 20,471

Cash flows from operating activities:
    Net loss                                                        (15,781)     (27,127)
    Adjustments required to reconcile net loss to net
        cash used for operating activities:
           Depreciation and amortization                              4,722        7,171
           Amortization of goodwill and other intangibles                --        1,722
           Gain on sale of Federal Services Business                 (5,000)      (2,500)
           Loss on disposition of property and equipment                  7          304
           Gain on insurance proceeds                                (2,187)          --
           Insurance proceeds                                         3,258           --
           Cumulative effect of change in accounting principle,
               relating to goodwill                                   9,592           --
           Changes in operating assets and liabilities:
               Accounts receivable                                    1,286        8,365
               Inventories                                             (834)         675
               Prepaid expenses and other assets                        767        1,527
               Accounts payable                                      (1,432)      (1,221)
               Accrued liabilities                                   (3,529)      (5,736)
----------------------------------------------------------------------------------------
        Net cash used for operating activities                       (9,131)     (16,820)
----------------------------------------------------------------------------------------

Cash flows from investing activities:
    Purchases of short-term investments                             (35,894)     (48,872)
    Proceeds from maturities of short term investments               37,628       70,803
    Purchases of property and equipment                              (3,561)      (9,037)
    Proceeds from sale of Federal Services Business                   5,000        2,500
    (Increase) decrease in restricted cash                            1,792      (10,620)
    Other                                                                 8          192
----------------------------------------------------------------------------------------
        Net cash provided by investing activities                     4,973        4,966
----------------------------------------------------------------------------------------

Cash flows from financing activities:
    Sale of common stock                                                883        1,045
----------------------------------------------------------------------------------------
        Net cash provided by financing activities                       883        1,045
----------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                 (20)        (131)
----------------------------------------------------------------------------------------
        Net decrease in cash and cash equivalents                    (3,295)     (10,940)
----------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                         $ 12,584     $  9,531
========================================================================================

Other cash flow information:
    Cash paid (refunded) during the period:
        Interest                                                   $    988     $    905
        Income taxes                                               $ (1,067)    $ (1,379)
    Non-cash investing and financing activities:
        Unrealized gain on available-for-sale securities           $    574     $    148

See accompanying notes to the condensed consolidated financial statements

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Network Equipment Technologies, Inc. and subsidiaries doing business as net.com ("net.com"or the "Company"). Intercompany accounts and transactions have been eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position as of September 27, 2002, the results of operations for the quarter and six months ended September 27, 2002 and September 28, 2001, and the cash flows for the six months ended September 27, 2002 and September 28, 2001. These financial statements should be read in conjunction with the March 29, 2002 audited consolidated financial statements and notes thereto. The results of operations for the quarter and six months ended September 27, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending March 28, 2003.

2. INVENTORIES

Inventories are stated at lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs. Inventories at September 27, 2002 and March 29, 2002 consisted of the following:

(Dollars in thousands)                     September 27, 2002     March 29, 2002
--------------------------------------------------------------------------------

Purchased components                                  $ 5,351            $ 5,388

Work-in-process                                         7,102              8,345

Finished goods                                          3,185              1,071
--------------------------------------------------------------------------------

                                                      $15,638            $14,804
================================================================================

3. LOSS PER SHARE

Basic loss per share has been computed based upon the weighted average number of common shares outstanding for the periods presented. For diluted earnings per share, shares used in the per share computation include weighted average common and potentially dilutive shares outstanding. Potentially dilutive shares consist of shares issuable upon the assumed exercise of dilutive stock options. These shares totaled 118,000 and 32,000 for the quarter ended September 27, 2002 and September 28, 2001, respectively. The shares for the quarter ended September 27, 2002 and September 28, 2001 were excluded from the per share computation because they were anti-dilutive. Additionally, there were 784,000 shares of common stock issuable upon conversion of debentures. These shares, and the related effect of the accrued interest on the debentures, were not included in the calculation of diluted earnings per share for the periods September 27, 2002 and September 28, 2001, as their inclusion would have been anti-dilutive in both periods.

4. OTHER COMPREHENSIVE LOSS

Other comprehensive loss at September 27, 2002 and March 29, 2002 is comprised of cumulative foreign translation adjustments of ($549,000) and ($602,000), respectively, and cumulative net unrealized gains (losses) on available-for-sale securities of $565,000 and ($9,000), respectively.

5. RESTRUCTURING COSTS

In the second quarter of fiscal 2003, net.com recorded a restructuring charge of $1.0 million. This charge included $312,000 for severance, $563,000 for lease write offs, $72,000 for outplacement costs and $79,000 for other restructuring costs. The remaining liability for restructuring charges is $1.0 million at September 27, 2002.

Components of accrued restructuring charges, which are included in accrued liabilities in the accompanying balance sheet, and changes in accrued amounts related to this restructuring program during the first six months of fiscal 2003 and as of March 29, 2002 were as follows (in thousands):

========================================================================================
                                 Employee                 Office      Other
                                Separation     Lease     Closure  Restructuring
                                  Costs      Write-off    Costs       Costs       Total
========================================================================================
Balance at March 29, 2002        $   174     $    --     $   257     $   153     $   584
----------------------------------------------------------------------------------------
Provision                            312         563         170         127       1,172
----------------------------------------------------------------------------------------
Payments                            (227)        (21)       (283)       (209)       (740)
----------------------------------------------------------------------------------------
Balance at September 27, 2002    $   259     $   542     $   144     $    71     $ 1,016
========================================================================================

net.com believes that all costs associated with its plan of business reorganization will be paid no later than the end of fiscal 2005.

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

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. net.com will adopt the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 will not have an impact on net.com's historical consolidated financial statements.

7. SALE OF N.E.T. FEDERAL, INC.'S PROFESSIONAL SERVICE BUSINESS

On December 1, 2000, net.com sold the assets of its federal services business to CACI International Inc (CACI) for cash consideration of $40.0 million. The assets sold were comprised mainly of Federal Government service contracts, accounts receivable, spares inventory and fixed assets. The total net gain on the sale to date is $24.9 million. The cash received from CACI to date is $37.0 million. During the quarter ended June 28, 2002 net.com earned and recorded a gain of $5.0 million as a result of meeting certain milestones. The remaining $3.0 million is payable in $1.5 million installments during the first quarters of fiscal 2004 and 2005 and is not contingent upon meeting any milestones. Additionally, CACI and net.com as a result of the sale, have an existing agreement whereby net.com will receive royalties based on maintenance contract revenue.

8. GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF STATEMENT NO. 142

In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No.17 , "Intangible Assets." net.com adopted SFAS No. 142 on March 30, 2002, the beginning of its fiscal year. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment. Accordingly, net.com ceased amortization of all goodwill on March 30, 2002. Intangible assets that have finite useful lives, consisting primarily of patents, continue to be amortized over their estimated useful lives. Any impairment loss was measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle.

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

The following table represents the impact on net loss and basic and diluted per share from the reduction of amortization of goodwill as if SFAS No. 142 was adopted in the first quarter of fiscal 2002:

                                                               Six months ended
                                                               ----------------
                                                             Sep. 27,     Sep. 28,
(Dollars in thousands, except for per share amounts)           2002         2001
---------------------------------------------------------------------------------
Reported net loss                                           $(15,781)    $(27,127)
Workforce amortization                                            --           48
Goodwill amortization                                             --        1,674
---------------------------------------------------------------------------------
Adjusted net loss                                           $(15,781)    $(25,405)
=================================================================================

Basic and diluted loss per share:
Reported basic and diluted loss per share                   $  (0.71)    $  (1.23)
Workforce amortization per share                                  --           --
Goodwill amortization per share                                   --         0.08
---------------------------------------------------------------------------------
Adjusted basic and diluted loss per share                   $  (0.71)    $  (1.15)
=================================================================================

Common and common equivalent shares used in calculation:
Basic and diluted                                             22,336       21,996
=================================================================================

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This discussion and analysis should be read in conjunction with Part II of our Form 10-K for the fiscal year ended March 29, 2002.

Statements contained in this Form 10-Q which are not historical facts are forward-looking statements within the meaning of the federal securities laws that relate to future events of our financial performance. A forward-looking statement may contain words such as "plans," "hopes," "believes," "estimates," "will continue to be," "will be," "continue to," "expect to," "anticipate that," "to be," or "can impact," including statements that relate to products, customers, operations and contingent payments. Forward-looking statements are based upon management expectations and involve risks and uncertainties that may cause actual results to differ materially from those anticipated in the forward-looking statements. Many factors may cause actual results to vary including, but not limited to, the factors discussed in this Form 10-Q. net.com expressly disclaims any obligation or undertaking to revise or publicly release any updates or revisions to any forward-looking statement contained in this Form 10-Q. Investors should carefully review the risk factors described in this Form 10-Q along with other documents net.com files from time to time with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following table depicts selected data derived from our consolidated statements of operations expressed as a percentage of revenue for the periods presented:

                                                          Quarter ended       Six months ended
                                                       -------------------   ------------------
                                                       Sep. 27,   Sep. 28,   Sep. 27,   Sep. 28,
Percent of revenue                                       2002       2001       2002       2001
----------------------------------------------------------------------------------------------
Product revenue                                          82.3%      73.9%      81.6%      71.2%
Service and other revenue                                17.7       26.1       18.4       28.8
----------------------------------------------------------------------------------------------
     Total revenue                                      100.0      100.0      100.0      100.0
----------------------------------------------------------------------------------------------
Product revenue gross margin                             39.1       35.3       44.3       37.3
Service and other revenue gross margin                    3.4        4.4        4.6        4.3
----------------------------------------------------------------------------------------------
     Total gross margin                                  32.7       27.2       37.0       27.8
----------------------------------------------------------------------------------------------
Sales and marketing                                      28.1       34.2       29.7       36.6
Research and development                                 23.8       37.5       23.8       40.8
General and administrative                               10.3       12.3       10.4       13.1
Amortization of goodwill and other intangibles            0.0        3.5        0.0        3.5
Restructuring costs                                       3.6        0.0        2.1        0.0
----------------------------------------------------------------------------------------------
     Total operating costs                               65.8       87.5       66.0       94.0
----------------------------------------------------------------------------------------------
     Loss from operations                               (33.1)     (60.3)     (29.0)     (66.2)
Other income, net                                         0.0        0.9       13.0        5.0
Interest income, net                                      0.4        5.6        0.6        5.5
----------------------------------------------------------------------------------------------
Loss before income taxes                                (32.7)     (53.8)     (15.4)     (55.7)
Income tax benefit                                       (8.2)       0.0       (4.2)       0.0
----------------------------------------------------------------------------------------------
Loss before cumulative change in accounting             (24.5)     (53.8)     (11.2)     (55.7)
       principle, relating to goodwill
Cumulative effect of change in accounting principle,
        relating to goodwill                              0.0        0.0      (17.3)       0.0
----------------------------------------------------------------------------------------------
Net loss                                                (24.5)%    (53.8)%    (28.5)%    (55.7)%
==============================================================================================

Revenue

Total revenue for the second quarter of fiscal 2003 increased 12.9% or $3.2 million to $28.1 million from $24.9 million for the second quarter of fiscal 2002, and increased 13.5% or $6.6 million to $55.3 million from $48.7 million on a fiscal year to date basis.

Product revenue increased 25.8% or $4.7 million to $23.1 million from $18.4 million compared to the same period in fiscal 2002, and increased 30.0% or $10.4 million to $45.1 million from $34.7 million on a fiscal year to date basis. The increase in product revenue was primarily from Federal product revenue, which increased $6.0 million in the second quarter and $9.0 million for the first six months of fiscal 2003, offset by a $1.3 million decrease and a $1.0 million increase from international product revenue in the second quarter and the first six months of fiscal year 2003, respectively, compared to the same periods in fiscal 2002. Product revenues are generated primarily from our circuit switched product line, Promina. These revenues remained strong in the second quarter of fiscal 2003 due to continued government defense initiatives, which positively impacted our Federal business. We anticipate the Federal demand will continue through the end of fiscal 2003. We have developed service creation products for the broadband equipment and Internet Protocol (IP) telephony markets. The product revenue from these products in the second quarter and first six months of fiscal 2003 was not significant, however, we expect this revenue to increase in the future.

Service and other revenue for the second quarter of fiscal 2003 decreased 23.4% to $5.0 million from $6.5 million for the second quarter of fiscal 2002, and decreased 27.3% to $10.2 million from $14.0 million on a fiscal year to date basis. The decrease in service and other revenue is primarily the result of a decline in the non Federal business installed base of equipment that requires ongoing service support, in addition to the impact of our customers reducing their operating costs by lowering their levels of service support. As part of our new product strategy, we have developed service creation solutions that we expect will expand our service offerings and offset part of the decline in service and other revenue from our narrowband service offerings in the future.

Gross Margin

Total gross margin, comprised of product and service margin, increased as a percentage of total revenue to 32.7% and 37.0% in the second quarter and first six months of fiscal 2003, respectively, compared to 27.2% and 27.8% for the comparable periods in fiscal 2002. Total gross margins improved primarily due to the higher volume of product sales and the relatively flat cost of operations.

Product revenue gross margins were 39.1% and 44.3% in the second quarter and first six months of fiscal 2003, respectively, compared to 35.3% and 37.3% for the comparable periods in fiscal 2002. The increase in product gross margin resulted primarily from unfavorable manufacturing variances in fiscal 2002 mainly due to lower product revenue and increased excess capacity.

Service and other revenue gross margins were 3.4% and 4.6% in the second quarter and first six months of fiscal 2003, respectively, compared to 4.4% and 4.3% for the comparable periods in fiscal 2002. There are a significant amount of services costs that are fixed, and thus lower service revenues will impact margins.

Gross margins may be adversely affected in the future due to increase in competition, material and labor costs, subcontractor costs, change in absorption rates and changes in the mix of products we sell. The new products we introduced recently, our SCREAM(TM) and SHOUT IP(TM) product lines, have lower gross margins than our Promina product line. New product introductions also may result in excess or obsolete inventories, which may reduce our gross margin. Furthermore, if product or related warranty costs associated with these new products are greater than we have experienced, gross margin may be adversely affected. In addition, if product sales decrease as a percentage of total revenue, overall margins may decrease because service revenue has a lower margin than product sales. Also, to the extent we expand our sales through product resellers and strategic partnerships, we would expect to earn lower gross margins.

Operating Expenses

Operating expenses in the second quarter and first six months of fiscal 2003 decreased $3.3 million to $18.5 million, and $9.3 million to $36.5 million, respectively, from the comparable periods in fiscal 2002. Operating expenses as a percentage of total revenue were 65.8% and 66.0% in the second quarter and first six months of fiscal 2003, respectively, compared to 87.5% and 94.0% in the second quarter and first six months of fiscal 2002. Overall, lower operating expenses are primarily a result of our continued focus on managing expenses across all functions of the Company.

Sales and marketing expense in the second quarter and first six months of fiscal 2003 decreased $621,000 to $7.9 million and $1.4 million to $16.4 million, respectively, from the comparable periods of fiscal 2002. Sales and marketing expenses as a percentage of total revenue were 28.1% and 29.7% in the second quarter and first six months of fiscal 2003, respectively, compared to 34.2% and 36.6% in the second quarter and first six months of fiscal 2002. The decrease in spending in the second quarter of fiscal 2003 from the comparable period in fiscal 2002 is primarily the result of a decrease in travel and entertainment costs of $133,000, a decrease in depreciation expense of $199,000 and a decrease in advertising costs of $154,000. The decrease in spending in the first six months of fiscal 2003 from the comparable period in fiscal 2002 is primarily the result of a decrease in sales meetings of $198,000, a decrease in travel and entertainment costs of $219,000, a decrease in depreciation costs of $488,000, a decrease in advertising costs of $126,000 and a decrease in trade show costs of $167,000. We expect sales and marketing expenses in the future quarters to remain constant or to decrease slightly compared to the second quarter of fiscal 2003.

Research and development expense in the second quarter and first six months of fiscal 2003 decreased $2.6 million to $6.7 million and $6.7 million to $13.2 million, respectively, from the comparable periods in fiscal 2002. Research and development expense as a percentage of total revenue decreased to 23.8% in the second quarter and first six months of fiscal 2003, respectively, compared to 37.5% and 40.8% in the second quarter and first six months of fiscal 2002. The decrease in spending in the second quarter of fiscal 2003 from the comparable period in fiscal 2002 is primarily the result of a decrease in salary related costs of $650,000, a decrease in consulting costs of $443,000, a decrease in recruiting costs of $157,000, a decrease in engineering material and testing expenses of $1.0 million and a decrease in depreciation and amortization expenses of $425,000. The decrease in spending in the first six months of fiscal 2003 from the comparable period in fiscal 2002 is primarily the result of a decrease in salary related costs of $1.5 million, a decrease in consulting costs of $1.5 million, a decrease in recruiting costs of $367,000, a decrease in engineering material and testing expenses of $2.1 million and a decrease in depreciation and amortization expenses of $1.1 million. We expect research and development spending in future periods to remain constant or to decrease slightly compared to the second quarter of fiscal 2003 as we balance cost control and the importance of new product development.

General and administrative expense in the second quarter and first six months of fiscal 2003 decreased $153,000 to $2.9 million and $603,000 to $5.8 million, respectively, from the comparable periods of fiscal 2002. General and administrative expense as a percentage of total revenue were 10.3% and 10.4% in the second quarter and first six months of fiscal 2003, respectively, compared to 12.3% and 13.1% in the second quarter and first six months of fiscal 2002. The decrease in spending in the second quarter of fiscal 2003 from the comparable period in fiscal 2002 is primarily the result of decreased salary related expenses of $129,000 and a decrease in recruiting costs of $64,000. The decrease in spending in the first six months of fiscal 2003 from the comparable period in fiscal 2002 is primarily the result of decreased salary related expenses of $295,000 and a decrease in recruiting costs of $145,000.

As a result of the adoption of SFAS 142 in the first quarter of fiscal 2003, amortization of goodwill ceased and therefore there was no amortization of goodwill in the second quarter and first six months of fiscal 2003. Amortization of goodwill and other intangible assets in the second quarter and first six months of fiscal 2002 was $861,000 and $1.7 million, respectively. The amortization expense in the second quarter and first six months of fiscal 2002 was a result of two acquisitions, FlowWise Networks, Inc.which occurred in the third quarter of fiscal 2000 and Convergence Equipment Company which occurred in the first quarter of fiscal 2001.

SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. We completed our implementation test, which resulted in a determination that goodwill was impaired, resulting in a charge of $9.6 million in the first quarter of fiscal 2003. This charge is presented as a cumulative effect of change in accounting principle, relating to goodwill.

In the second quarter of fiscal 2003 a restructuring charge for $1.0 million was recorded. This restructuring charge was primarily due to the reduction in leased office space at our sales and service facilities in Vienna and Ashburn, Virginia, as well as severance related costs resulting from a reduction in our workforce.

Non-Operating Items

Interest income, which is primarily related to short-term investments, decreased $1.2 million to $616,000 and $2.3 million to $1.4 million in the second quarter and first six months of fiscal 2003, respectively, from the comparable periods of fiscal 2002. The decrease in interest income is the result of declining interest rates and lower cash balances.

Interest expense increased $45,000 to $504,000 and $86,000 to $1.0 million in the second quarter and first six months of fiscal 2003, respectively, from the comparable periods of fiscal 2002. The most significant component of our interest expense is the interest on the 7 1/4% convertible subordinated debentures, which was $456,000 and $912,000 for the second quarter and the first six months of fiscal 2003, respectively.

Gain on sale of Federal Services Business in the first six months of fiscal 2003 was $5.0 million, compared to $2.5 million in the first six months of fiscal 2002, principally a result of certain milestones being met as part of the sale of the Federal Services Business to CACI International Inc.

Other income (expense) in the second quarter and the first six months of fiscal 2003 was an expense of $18,000 and income of $2.2 million, respectively, compared to income of $228,000 and an expense of $62,000 in the second quarter and first six months of fiscal 2002, respectively. Other income in the first six months of fiscal 2003 consisted principally of a $2.2 million gain from insurance proceeds received for construction costs associated with our new corporate headquarters in Fremont, California. We expect to receive a final payment of approximately $200,000 in insurance proceeds related to the new corporate headquarters during the third quarter of fiscal 2003.

Tax provision (benefit) in the second quarter and the first six months of fiscal 2003 was a benefit of $2.3 million, compared to a benefit of $9,000 and a tax provision of $17,000, respectively, in the second quarter and first six months of fiscal 2002. In the second quarter of fiscal 2003, we received a non-recurring tax benefit of $2.3 million related to prior years.

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

Revenue Recognition: We recognize revenue, generally upon shipment, when all four of the following criteria are met:

1)    we have a contract with our customer,

2)    delivery has occurred and risk of loss passes to the customer,

3)    our price is fixed or determinable, and

4)    collection of the receivable is reasonably assured.

For transactions where we have not yet obtained customer acceptance, revenue is generally deferred until the terms of acceptance are satisfied. Revenue for installation or other services, except maintenance contact revenue, is recognized upon completion of the service. Maintenance contract revenue is recognized ratably over the period of the contract, which is typically one year. A reserve for sales returns is established based on historical trends in product returns. If the actual future returns differ from historical levels, our revenue could be adversely affected.

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

Inventory Provisions: Inventory purchases and commitments are based upon future demand forecasts. If there is a significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory provision adjustments and our gross margin could be adversely affected.

Warranty Accruals: We accrue for warranty costs based on the expected material and labor costs to fulfill our warranty obligations. If we experience an increase in warranty claims, which are higher than our historical experience, our gross margin could be adversely affected.

Deferred Taxes: We have incurred tax losses in each of the last four fiscal years and, at September 27, 2002, we have an estimated $76.3 million of federal net operating loss carryforwards and an estimated $24.0 million of state operating loss carryforwards expiring in the years 2020 through 2023. We have provided a full valuation allowance against our tax assets, given the uncertainty as to their realization. In future years, these benefits are available to reduce or eliminate taxes on future taxable income. In addition, if we were to be acquired by a third-party, these tax losses could be a significant factor in their valuation of us should they be available to reduce future tax liabilities for the acquiring company.

Impairment of Intangible Assets: On March 30, 2002, we adopted SFAS No. 142. "Goodwill and Other Intangible Assets," and completed the analysis of our goodwill for impairment issues. We recorded an impairment charge of $9.6 million during the quarter ended June 28, 2002 related to goodwill.

LIQUIDITY AND CAPITAL RESOURCES

As of September 27, 2002, we had cash and cash equivalents of $12.6 million, restricted cash of $1.5 million and short-term investments of $74.6 million for a total of $88.7 million as compared to $94.9 million at the end of fiscal 2002. The Company benefited in the first quarter of fiscal 2003 from the aforementioned $5.0 million payment received from CACI and insurance proceeds of $3.3 million. This was primarily offset by net operating losses and the related effect on cash.

Net cash used in operating activities in the first six months of fiscal 2003 was $9.1 million compared to net cash used in operating activities of $16.8 million in the first six months of fiscal 2002. The net decrease in cash used by operations in the first six months of fiscal 2003 resulted primarily from a net loss of $15.8 million, an increase in inventory of $834,000, and decreases in accrued liabilities and accounts payable totaling $5.0 million. Net cash provided by operations included a reduction in accounts receivable of $1.3 million, a decrease in prepaid expenses of $767,000, and the receipt of $3.3 million in cash in relation to our insurance settlement for construction defects at our previous campus. Net non-cash operating activity included a gain on the sale of the Federal Services Business of $5.0 million, a gain on building insurance proceeds of $2.2 million, the adjustment for depreciation and amortization of $4.7 million and the cumulative change in accounting principle for our goodwill write-off of $9.6 million.

Net cash provided from investing activities was $5.0 million in the first six months of fiscal 2003, compared to net cash provided from investing activities of $5.0 million in the first six months of fiscal 2002. Net cash provided from investing activities in the first six months of fiscal 2003 consisted primarily of proceeds from maturing short term investments of $37.6 million, a decrease in restricted cash of $1.8 million and an increase in proceeds received from the sale of the Federal Services Business of $5.0 million. This is partially offset by net cash used for investing activities for purchases of short-term investments of $35.9 million and purchases of property and equipment of $3.6 million.

Net cash provided by financing activities in the first six months of fiscal 2003 was $883,000 compared to net cash provided by investing activities of $1.0 million in the first six months of fiscal 2002. The $883,000 in the first six months of fiscal 2003 resulted from the sale of common stock from the employee stock purchase plan.

We believe that our current cash and cash equivalents, temporary cash investments and cash flows from operations will be sufficient to fund operations, purchases of capital equipment and research and development programs currently planned at least through the next 12 months.

BUSINESS ENVIRONMENT AND RISK FACTORS

Our business is subject to the risks and uncertainties described below. Although we have tried to identify the material risks to our business, this is not a comprehensive list. There may be additional risks not described because they have not yet been identified or they are not material now, although they could arise or become material in the future. Any one of the risks identified below could materially impact our business, results of operations or financial condition.

WE HAVE INCURRED NET LOSSES IN THE PAST AND EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

For each of the past four fiscal years, we have incurred net losses. Our ability to achieve profitability on a continuing basis will depend upon the successful design, development, testing, introduction, marketing, and broad commercial distribution of our new products, specifically our SCREAM product line and our SHOUT(IP) product line. We expect to continue to incur significant product development, sales and marketing and administrative expenses as we continue to maintain support of our existing products and customers while launching new products. Many of our operating expenses are fixed in the short term making it difficult to reduce expenses rapidly. At current revenue levels, our operating expenses continue to be too high to enable us to be profitable. In order to achieve profitability, we need to generate significant sales growth from our SCREAM and SHOUT(IP) product lines or decrease expenses.

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

Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Any shortfall in revenue may impact our business, results of operations and financial condition. Investors should not rely on our results or growth for one quarter as any indication of our future performance.

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

WE ARE DEPENDENT ON REVENUE FROM THE PROMINA PRODUCT LINE UNTIL REVENUE FROM OUR SCREAM AND SHOUT(IP) PRODUCT LINES INCREASES SUBSTANTIALLY.

Currently, we derive the majority of our product revenue from our Promina product line, a circuit-based technology. The market for circuit-based technology has declined and we believe that it will continue to decline in the future as new networks will likely employ packet-based technology. The migration from circuit to packet-based technology has happened more dramatically in the United States commercial markets than in the Federal Government market and the rest of the world. The decline of our business in the United States commercial markets since fiscal 1999 continues to have a material adverse effect on our business and results of operations. Should this decline extend into our international and Federal Government markets in a similar fashion before we gain traction on our new SCREAM and SHOUT(IP) product lines, our revenue may not increase to profitable levels.

A SIGNIFICANT PORTION OF OUR REVENUE IS GENERATED FROM SALES TO THE FEDERAL GOVERNMENT.

A significant portion of our total revenue from product sales comes from contracts with the Federal Government, most of which do not include long-term purchase commitments. Historically, the Federal Government has been slower to adopt new technology, such as packet-based technology, which has had the effect of extending the product life of our older products however, the Federal Government has purchased and is evaluating some of our new products for broader deployment. If the Federal Government accelerated adoption of new technology, and replacing the Promina product line in their networks with products other than ours, our product revenue would decline sharply. We anticipate that our past experience will result in future contracts with the Federal Government; however, we face significant competition in this endeavor. If we fail in renewing a significant number of Federal Government contracts or if sales to the Federal Government decline sharply, our revenue may not increase to profitable levels.

RECENT DECLINES IN PURCHASES BY TELECOMMUNICATIONS SERVICE PROVIDERS AND THE OVERALL DECLINE OF PRODUCT SALES IN THIS MARKET COULD IMPACT SALES OVER THE NEXT SEVERAL QUARTERS.

Over the last twenty-four months, the financial health of many of the telecommunications service providers, including many of the companies classified as competitive local exchange carriers (CLECs) began to deteriorate. In addition, the more established service providers have cut back on equipment purchases as part of an overall slow-down in economic growth. We believe that many telecommunications equipment companies, including net.com, are impacted by this decline. In addition, the timing and volume of purchases by emerging service providers can be unpredictable due to other factors, including their need to build a customer base and to expand their capacity while working within their budgetary constraints. Our ability to recognize revenue from emerging service providers will depend on the relative financial strength of the particular customer. We may be required to write off or decrease the value of our accounts receivable from a customer whose financial condition materially deteriorates. Decreases in purchasing volume of emerging service providers or changes in the financial condition of emerging service provider customers could have a material impact on our results of operations and financial condition in future periods. In addition, the selling cycle of our SCREAM and SHOUT(IP) product families could be extended as our service provider customers reduce their capital budgets.

OUR SUCCESS DEPENDS ON OUR ABILITY TO CONTINUE TO DEVELOP NEW PRODUCTS AND PRODUCT ENHANCEMENTS THAT WILL ACHIEVE MARKET ACCEPTANCE.

Our operating results will depend to a significant extent on the successful design, development, testing, introduction, marketing, and broad commercial distribution of our new broadband equipment products, specifically our SCREAM product line and to a lesser extent on our SHOUT(IP) product line. The success of these and other new products is dependent on several factors, including proper new product definition, competitive product cost, timely completion and introduction of new products, differentiation of new products from those of our competitors and market acceptance of these products. The markets for our products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and evolving methods of building and operating networks. Our SCREAM and SHOUT(IP) product lines target start-up telecommunications companies and long established domestic carriers such as AT&T, BellSouth, SBC Communications, Sprint, Verizon, and WorldCom. We may not successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products. Products and technologies developed by others may render our products or technologies obsolete or non-competitive which in turn could adversely affect our ability to achieve profitability.

OUR ABILITY TO SUCCESSFULLY COMMERCIALIZE SCREAM WILL DEPEND HEAVILY ON THE WIDESPREAD ACCEPTANCE OF SERVICE CREATION AS A MEANS OF ACHIEVING MAXIMUM NETWORK PRODUCTIVITY AND ON APPROPRIATE REGULATORY INCENTIVES.

Over the last five years, carriers generated revenue by adding more customers or by offering additional services to existing customers. Offering additional services to an existing subscriber base is generally a preferred approach to generating additional revenue, but these services typically require network upgrades and the purchase of expensive equipment. Over time, however, carriers' aggressive price discounts, expensive direct marketing campaigns, and massive capital outlays for infrastructure expansions have offset whatever incremental revenue increases were generated by the new services and have eroded the profitability of these companies. Since the second quarter of our fiscal 2000, we have spent the majority of our research and development and marketing resources to position ourselves and our SCREAM family of products as the next generation of telecommunications equipment that will enable carriers to maximize the delivery of new services while leveraging their existing networks and ensuring quality of service. The future success of the SCREAM product will depend in large measure on carriers' acceptance of service creation as the vehicle that will deliver revenue increases and operating cost reduction sought after by them. Failure to achieve this acceptance could affect our ability to sell the SCREAM product and grow overall revenue.

In addition, without deregulation in the United States and overseas, the economic incentive for the incumbent carrier to actively engage in changing their service delivery model to the service creation delivery model is low. While the 1999 decision by the FCC not to force incumbent local exchange carriers to unbundle their infrastructure, thus allowing incumbents to deny competitive carriers access to their networks, has made the service creation model viable for carrier revenue growth, it remains to be seen whether or not the regulatory structure in other countries will set the stage for the service creation model to take hold. Failure to achieve the regulatory structure favorable to the service creation model overseas could affect our ability to sell the SCREAM product overseas and to grow overall revenue.

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

GROSS MARGINS COULD DECLINE OVER FUTURE PERIODS.

Due to increases in competition, material and labor costs, subcontractor costs, change in absorption rate and changes in the mix of products we sell, our gross margins could decline in future quarters. The new products we introduced recently have lower gross margins than our Promina product line. In addition, if product sales decrease as a percentage of total revenue, overall margins may decrease because service revenue has a lower margin than product sales. Also, to the extent we expand our sales through product resellers and strategic partnerships, we expect to earn lower gross margins.

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

THE DIVESTITURE OF OUR FEDERAL SERVICES BUSINESS MAY NOT BE SUCCESSFUL.

On December 1, 2000, we closed the sale of our federal service business to CACI, which will continue to provide maintenance and other services to our Federal Government customers. We continue to sell net.com products directly to the Federal Government and, additionally, have a strategic alliance with the acquirer, CACI, to jointly market each other's products and services. We also rely on CACI to perform staging and integration services for net.com products and third party products sold to our Federal Government customers. For the divestiture to be successful, CACI must continue to provide the level of service to which our customers have become accustomed. Should CACI experience difficulties in providing those services, it could impact purchasing decisions for our product and cause customers to seek products from other vendors.

INCREASED COMPETITION IS LIKELY IN THE FUTURE.

The market for telecommunication equipment is highly competitive, dynamic and characterized by rapid changes to and the convergence of technologies, and a worldwide migration from existing circuit technology to the new packet-based technologies. We compete directly internationally and domestically with many different companies, some of which are large, established suppliers of end-to-end solutions, such as Alcatel, Cisco, Lucent, Nortel, and Siemens. In addition, there are a number of other companies that are targeting this market, including Celox, Clarent, CoSine, Ellacoya, Juniper, Nuera, Quarry, and others. Some of our competitors have significantly greater financial, marketing and technical resources than we have and offer a wider range of networking products than we offer. They are often able to devote greater resources to the development, marketing and sale of their products and to use their equity or significant cash reserves to acquire other companies with technology and/or products that compete directly with ours. They often can compete favorably on price because their large product selection allows them to bundle multiple solutions together without significantly impacting their overall product margins. The smaller companies have more ability than net.com to focus their resources on a particular product development unencumbered by the requirements to support an existing product line. As a result of the flexibility of their market strategies, our competitors may be able to obtain strategic advantages that may adversely affect our business, financial condition or results of operations.

In addition, the networking equipment market has seen the constant introduction of new technologies that has reduced the value of older technology solutions. This has created pricing pressure on older products while increasing the performance expectations of newer networking equipment. Moreover, broadband technology standards are constantly evolving and alternative technologies or technologies with greater capability are constantly introduced and sought by our customers. It is possible that the introduction of other technologies will either supplant our current technologies and technologies we have in development or will require us to significantly lower our prices in order to remain competitive. To remain competitive, we must continue to evolve our SCREAM and SHOUT(IP) product lines to meet the ever-changing technology needs of the networking market while ensuring that they can be sold at a competitive price. We also must enhance our Promina product line to provide needed features that increase their overall value proposition for the customer while keeping the price competitive. Due to the competitive nature of the market and the relative age of our Promina product offerings as well as the competitive pressure being exerted on our SCREAM and SHOUT(IP) technologies, we may not be able to maintain prices for them at levels that will sustain profitability over the short or long term.

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

OUR BACKLOGGED PRODUCT ORDERS HAVE BEEN UNPREDICTABLE; MAKING IT DIFFICULT FOR US TO ACCURATELY FORECAST SALES AND CREATING A RISK OF CARRYING TOO MUCH OR TOO LITTLE INVENTORY.

Typically, the majority of our revenue in each quarter has resulted from orders received and shipped in that quarter. While we do not believe that backlog is necessarily indicative of future revenue levels, our customers' ordering patterns and the absence of backlogged orders create a significant risk that we could carry too much or too little inventory if orders do not match forecasts. Rather than base forecasts on orders received, we have been forced to schedule production and commit to certain expenses based more upon forecasts of future sales, which are difficult to predict in the telecommunications industry. Furthermore, if large orders do not close when forecasted or if near-term demand weakens for the products we have available to ship, our operating results for that quarter or subsequent quarters would be materially adversely affected.

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

WE RELY ON A NUMBER OF SOLE SOURCE SUPPLIERS FOR OUR COMPONENT PARTS AND THIRD PARTY PRODUCTS WHICH COULD AFFECT OUR ABILITY TO SHIP OUR PRODUCTS IN ATIMELY MANNER.

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

WE SINGLE SOURCE OUR MANUFACTURING PROCESS, A FAILURE OR DELAY BY THAT VENDOR COULD IMPACT OUR ABILITY TO SHIP OUR PRODUCTS TIMELY.

We currently subcontract some testing and all product manufacturing to one company, Solectron. Final test and assembly is generally performed at our Fremont, California facility. While subcontracting creates substantial cost efficiencies in the manufacturing process, it also exposes us to delays in product shipments should Solectron be unable to perform under our contract. Pursuant to our contract with Solectron, we have agreed to compensate Solectron in the event of a termination or a cancellation of orders, discontinuance of product or excess material created by an engineering change. Also, should Solectron in some future period decide not to renew our contract with them, it would be difficult for us to quickly transfer our manufacturing requirements to another vendor, likely causing substantial delays in customer product shipments and impacting revenue and our results of operations.

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

WE NEED TO CONTINUE TO LICENSE PRODUCTS FROM THIRD PARTIES.

For our Promina, SCREAM and SHOUT(IP) products, we license some of our technology from third parties. If the relevant licensing agreement expires or is terminated without our being able to renew that license on commercially reasonable terms, or if we cannot obtain a license for our new and legacy products or enhancements on our existing products we may be unable to market the affected product.

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

In addition, there are currently few laws or regulations that govern access or commerce on the Internet. If individual countries, or groups of countries, acting in concert, began to impose regulations or standards on Internet access or commerce including voice-over-IP, our ability to sell our new SCREAM and SHOUT(IP) products or other new products would be adversely impacted if the regulations or standards resulted in decreased demand or increased costs for our products.

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

WE ARE EXPOSED TO FLUCTUATIONS IN THE EXCHANGE RATES OF FOREIGN CURRENCY.

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. In fiscal 2003, we commenced using foreign exchange contracts to hedge significant accounts receivable and intercompany account balances denominated in foreign currencies. Although we have established foreign exchange contracts for non-dollar denominated sales and operating expenses in the United Kingdom, France, and Germany, exposures remain for non-dollar denominated operating expenses in Latin America and Asia. We will continue to monitor our exposure and may hedge against these or any other emerging market currencies as necessary. Market value gains and losses on hedge contracts are substantially offset by fluctuations in the underlying balances being hedged.

THE LOCATION OF OUR FACILITIES SUBJECTS US TO THE RISK OF EARTHQUAKE AND FLOODS.

Our corporate headquarters, including most of our research and development operations and our manufacturing facilities, are located in the Silicon Valley area of Northern California, a region known for seismic activity. These facilities are located near the San Francisco Bay where the water table is quite close to the surface and where tenants have experienced water intrusion problems in the facilities nearby. In particular, unknown defects in the construction of our new facilities combined with the proximity to water may result in future water infiltration problems for net.com. A significant natural disaster, such as an earthquake or flood, could have a material adverse impact on our business, operating results, and financial condition.

LABOR STRIFE BETWEEN WEST COAST SHIPPERS AND LONGSHOREMEN COULD IMPACT OUR ABILITY TO SHIP OUR PRODUCTS IN A TIMELY MANNER.

On September 30, 2002 the Pacific Maritime Union, which represents shippers, locked-out the International Longshore and Warehouse Union workers on the West Coast as a result of a labor dispute. We import some key components, such as power supplies, and third party products and ship them via ocean transport from the Far East or East Coast to our facilities in Fremont, California. The lockout lasted 10 days ending when, under a Federal court order, the West Coast longshoremen returned to work for an 80 day "cooling off" period. According to the Pacific Maritime Union, the 10 day work stoppage has left an approximate 10 week backlog of products to be shipped. To this point, the labor dispute has not had a material impact on our operations. However, if this dispute is not resolved during this "cooling off" period, in the coming months we may experience delays or stoppages in our receipt of merchandise from the Far East as well as the East Coast, as shipments for many companies would be rerouted. Additionally, we believe interstate trucking and air freight companies may see a dramatic increase in demand for their services which in turn could cause us to experience delays in the receipt of key components for net.com and third party products. We may also have to resort to more costly alternative shipping methods such as air transport or have to import components and third party products into Canada or to the East Coast and truck them to our facilities in Fremont. Any interruption in the free flow of merchandise from either the Far East or the East Coast could have a material adverse effect on our ability to provide the timely delivery of net.com and third party products and on our revenue and results of operations.

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

Item 4.

DISCLOSURE CONTROLS AND PROCEDURES

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Section 13(a) or Section 15(d), we implemented disclosure controls and procedures pursuant to which management under the supervision and with the participation of the chief executive officer ("CEO") and chief financial officer ("CFO") carried out, within 90 days prior to the filing of this quarterly report, a review and evaluation of the effectiveness of these controls and procedures. Based on this review, our CEO and CFO have concluded that our disclosure controls and procedures are effective in timely alerting them to material changes in information required to be included in our periodic Securities and Exchange Commission filings.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

On May 4, 2000, net.com reached an agreement of settlement and release with Vigilant Insurance Company under a commercial insurance coverage policy in connection with a water infiltration problem affecting our former facilities. Pursuant to the settlement, we subrogated our claims against third parties for damages from the water infiltration problem to Vigilant. This subrogation made it possible for Vigilant to file a complaint in the Superior Court of California for the County of Alameda (the "Court") on January 11, 2002 against, among other parties, South Bay Construction Company, Inc. and M. Arthur Gensler, Jr. & Associates for recovery of damages in connection with the water infiltration problem. On April 3, 2002, South Bay filed a cross complaint against us in this action alleging breach of contract and negligence and seeking indemnity, a declaratory judgment regarding the parties respective rights and obligations under their respective contracts, and damages for breach of contract and negligence. Vigilant entered a demurrer to the cross complaint on behalf of net.com which the Court sustained without leave to amend on August 22, 2002. On November 1, 2002 the Court approved a settlement and release Vigilant reached with Gensler to which net.com was also a party. In connection with this settlement, net.com released any claim that it might have against Gensler.

Item 4. Submission to a Vote of Security Holders

On August 13, 2002, the Company held its Annual Meeting of Stockholders. At this meeting the stockholders voted to elect C. Nicholas Keating, Jr. and Thomas Rambold as directors. Mr. Keating received 18,942,988 shares in favor and 206,542 votes withheld. Mr. Rambold received 18,989,752 shares in favor and 159,778 shares withheld. Continuing as directors are Dixon R. Doll, David R. Laube, Peter Sommerer, Hubert A. J. Whyte and Hans A. Wolf. At the meeting stockholders also voted to approve an amendment to the Company's 1998 Employee Stock Purchase Plan to increase the number of shares available for issuance thereunder by 1,000,000 - from 1,600,000 shares to 2,6000,000 shares. This proposal received 17,498,462 votes in favor, 426,017 votes against and 1,225,051 votes abstained. The stockholders also voted to ratify the appointment of Deloitte & Touche LLP as independent public accountants of the Company for the fiscal year ending March 28, 2003, as follows: 19,109,101 votes for, 31,268 votes against, and 9,161 votes abstained.

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

                                          NETWORK EQUIPMENT
                                            TECHNOLOGIES, INC.


Dated: November 8, 2002                   /s/ Hubert A.J. Whyte
                                          -------------------------------------
                                          Hubert A.J. Whyte
                                          President and Chief Executive Officer


                                          /s/ John F. McGrath, Jr.
                                          -------------------------------------
                                          John F. McGrath, Jr.
                                          Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

                                  CERTIFICATION

      I, Hubert A. J. Whyte, President and Chief Executive Officer of Network Equipment Technologies, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Network Equipment Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         November 8, 2002

                                         /s/ Hubert A. J. Whyte
                                         -------------------------------------
                                         Hubert A. J. Whyte
                                         President and Chief Executive Officer

                                  CERTIFICATION

      I, John F. McGrath, Jr., Vice President and Chief Financial Officer of Network Equipment Technologies, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Network Equipment Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         November 8, 2002

                                   /s/ John F. McGrath, Jr.
                                   ------------------------------------------
                                   John F. McGrath, Jr.
                                   Vice President and Chief Financial Officer