Form 10-Q
period 2002-12-27
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2003-02-07
CIK 752431

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

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

                            6900 Paseo Padre Parkway
                             Fremont, CA 94555-3660
                                 (510) 713-7300
                                 --------------
               (Address, including zip code, and telephone number
                      including area code, of registrant's
                          principal executive offices)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

                                 Yes |X| No |_|

      The number of shares outstanding of the registrant's Common Stock, par value $.01, on February 6, 2003 was 22,633,193.

================================================================================

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets at December 27, 2002
              and March 29, 2002                                             3

              Condensed Consolidated Statements of Operations and
              Comprehensive Loss - Quarter and Nine Months ended
              December 27, 2002 and December 28, 2001                        4

              Condensed Consolidated Statements of Cash Flows -
              Nine Months ended December 27, 2002 and December 28, 2001      5

              Notes to Condensed Consolidated Financial Statements           6

     Item 2.  Management's Discussion and Analysis of Results of
              Operations and Financial Condition                             9

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk    21

     Item 4.  Disclosure Controls and Procedures                            21

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                             21

     Item 6.  Exhibits and Reports on Form 8-K                              22

SIGNATURES                                                                  22

                                     PART I

FINANCIAL INFORMATION
Item 1. Financial Statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

                   (Unaudited -in thousands, except par value)

                                                                 December 27,      March 29,
                                                                     2002            2002
--------------------------------------------------------------------------------------------
                                                                                         (1)
Assets
    Current assets:
        Cash and cash equivalents                                 $  14,993        $  15,879
        Restricted cash                                               1,364            3,255
        Short-term investments                                       72,080           75,763
        Accounts receivable, net of allowances of $985 at
           December 27, 2002 and $1,896 at March 29, 2002            19,046           19,501
        Inventories                                                  16,336           14,804
        Prepaid expenses and other assets                             4,623            7,262
--------------------------------------------------------------------------------------------
            Total current assets                                    128,442          136,464
--------------------------------------------------------------------------------------------

    Property and equipment, net                                      36,111           37,972
    Software production costs, net                                      169              563
    Goodwill, net                                                        --            9,592
    Other assets                                                      2,766            2,831
============================================================================================
                                                                  $ 167,488        $ 187,422
============================================================================================

Liabilities and Stockholders' Equity
    Current liabilities:
        Accounts payable                                          $   7,067        $   7,870
        Accrued liabilities                                          19,994           21,470
        Current portion of capital lease obligation                      --               53
--------------------------------------------------------------------------------------------
           Total current liabilities                                 27,061           29,393
--------------------------------------------------------------------------------------------

    Long-term liabilities:
        7 1/4% redeemable convertible subordinated debentures        24,706           24,706
        Other long-term liabilities                                   1,807            2,016
--------------------------------------------------------------------------------------------
            Total long-term liabilities                              26,513           26,722
--------------------------------------------------------------------------------------------

    Stockholders' equity:
        Preferred stock, $.01 par value
            Authorized: 5,000 shares
            Outstanding: none                                            --               --
        Common stock, $.01 par value
            Authorized: 50,000 shares
            Outstanding: 22,489 shares at December 27, 2002 and
               22,215 shares at March 29, 2002                          225              222
        Additional paid-in capital                                  183,520          184,401
        Treasury stock                                               (3,408)          (5,581)
        Accumulated other comprehensive income (loss)                    23             (611)
        Accumulated deficit                                         (66,446)         (47,124)
--------------------------------------------------------------------------------------------
           Total stockholders' equity                               113,914          131,307
--------------------------------------------------------------------------------------------
                                                                  $ 167,488        $ 187,422
============================================================================================

See accompanying notes to condensed consolidated financial statements
(1) Derived from the March 29, 2002 audited consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

              (In thousands, except per share amounts - unaudited)

                                                              Quarter ended         Nine months ended
                                                              -------------         -----------------
                                                           Dec. 27,    Dec. 28,    Dec. 27,    Dec. 28,
                                                             2002        2001        2002        2001
-------------------------------------------------------------------------------------------------------
Revenue:
    Product revenue                                        $ 27,991    $ 19,379    $ 73,087    $ 54,072
    Service and other revenue                                 5,014       6,731      15,212      20,758
-------------------------------------------------------------------------------------------------------
        Total revenue                                        33,005      26,110      88,299      74,830
-------------------------------------------------------------------------------------------------------
Cost of sales:
    Cost of product revenue                                  14,195      14,042      39,295      35,781
    Cost of service and other revenue                         4,582       5,680      14,315      19,110
-------------------------------------------------------------------------------------------------------
        Total cost of sales                                  18,777      19,722      53,610      54,891
-------------------------------------------------------------------------------------------------------
Gross margin                                                 14,228       6,388      34,689      19,939
Operating expenses:
    Sales and marketing                                       7,880       7,476      24,279      25,293
    Research and development                                  6,366       6,905      19,533      26,784
    General and administrative                                2,707       2,836       8,479       9,211
    Amortization of goodwill and other intangible assets         --         861          --       2,583
    Restructuring costs                                         689         899       1,861         899
-------------------------------------------------------------------------------------------------------
        Total operating costs                                17,642      18,977      54,152      64,770
-------------------------------------------------------------------------------------------------------

           Loss from operations                              (3,414)    (12,589)    (19,463)    (44,831)

Interest income                                                 566         972       1,929       4,593
Interest expense                                               (491)       (468)     (1,504)     (1,395)
Gain on sale of federal services business                        --       2,500       5,000       5,000
Other income (expense)                                          167          61       2,348          (1)
-------------------------------------------------------------------------------------------------------
           Loss before income taxes                          (3,172)     (9,524)    (11,690)    (36,634)
Income tax provision (benefit)                                   32      (1,347)     (2,297)     (1,330)
-------------------------------------------------------------------------------------------------------
        Loss before cumulative change in
           accounting principle, relating to goodwill        (3,204)     (8,177)     (9,393)    (35,304)
-------------------------------------------------------------------------------------------------------
Cumulative effect of change in accounting principle,
     relating to goodwill                                        --          --      (9,592)         --
-------------------------------------------------------------------------------------------------------
Net loss                                                   $ (3,204)   $ (8,177)   $(18,985)   $(35,304)
=======================================================================================================

Basic and diluted loss per share:

        Loss before cumulative effect of change in
           accounting principle relating to goodwill       $  (0.14)   $  (0.37)   $  (0.42)   $  (1.60)

         Cumulative effect of change in accounting
            principle relating to goodwill                       --          --       (0.43)         --

           Net loss                                        $  (0.14)   $  (0.37)   $  (0.85)   $  (1.60)
=======================================================================================================

Shares used in per share computation:
    Basic and diluted                                        22,476      22,116      22,383      22,052
=======================================================================================================

Consolidated Statements of Comprehensive Loss
-------------------------------------------------------------------------------------------------------

Net loss                                                   $ (3,204)   $ (8,177)   $(18,985)   $(35,304)

Other comprehensive income (loss), net of tax:
    Cumulative translation adjustments                           (7)         41          47          41
    Net unrealized gains (losses) on securities,
        net of taxes of $0                                       14        (486)        588        (338)
-------------------------------------------------------------------------------------------------------

           Comprehensive loss                              $ (3,197)   $ (8,622)   $(18,350)   $(35,601)
=======================================================================================================

See accompanying notes to condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands - unaudited)

                                                                                                      Nine months ended
                                                                                                      -----------------
                                                                                                     Dec. 27,    Dec. 28,
                                                                                                       2002        2001
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                                    $  15,879    $  20,471

Cash flows from operating activities:
    Net loss                                                                                          (18,985)     (35,304)
    Adjustments required to reconcile net loss to net
        cash used for operating activities:
           Depreciation and amortization                                                                7,027       10,199
           Amortization of goodwill and other intangibles                                                  --        2,583
           Gain on sale of federal services business                                                   (5,000)      (5,000)
           Stock compensation                                                                              --            9
           Loss on disposition of property and equipment                                                    7          536
           Gain on insurance proceeds for construction cost                                            (2,380)          --
           Insurance proceeds for construction costs                                                    3,451           --
           Cumulative effect of change in accounting principle,
               relating to goodwill                                                                     9,592           --
           Changes in operating assets and liabilities:
               Accounts receivable                                                                        455        7,934
               Inventories                                                                             (1,532)       4,661
               Prepaid expenses and other assets                                                        1,709        3,132
               Accounts payable                                                                          (844)       1,465
               Accrued liabilities                                                                     (1,905)      (7,814)
--------------------------------------------------------------------------------------------------------------------------
        Net cash used for operating activities                                                         (8,405)     (17,599)
--------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Purchases of short-term investments                                                               (45,032)     (67,592)
    Proceeds from maturities of short term investments                                                 49,340      101,036
    Purchases of property and equipment                                                                (4,659)     (19,847)
    Proceeds from sale of Federal Services Business                                                     5,000        5,000
    (Increase) decrease in restricted cash                                                              1,891      (10,658)
    Other                                                                                                  30         (566)
--------------------------------------------------------------------------------------------------------------------------
        Net cash provided by investing activities                                                       6,570        7,373
--------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Sale of common stock                                                                                  958        1,022
--------------------------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                                                         958        1,022
--------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                                    (9)         (95)

--------------------------------------------------------------------------------------------------------------------------
        Net decrease in cash and cash equivalents                                                        (886)      (9,299)
--------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                          $  14,993    $  11,172
==========================================================================================================================

Other cash flow information: Cash paid (refunded) during the period:
        Interest                                                                                    $   1,930    $   1,803
        Income taxes                                                                                $  (1,067)   $    (921)
    Non-cash investing and financing activities:
        Unrealized gain (losses) on available-for-sale securities                                   $     588    $    (338)

See accompanying notes to the condensed consolidated financial statements

                      NETWORK EQUIPMENT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Network Equipment Technologies, Inc. and subsidiaries doing business as net.com ("net.com" or the "Company"). Intercompany accounts and transactions have been eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position as of December 27, 2002, the results of operations for the quarter and nine months ended December 27, 2002 and December 28, 2001, and the cash flows for the nine months ended December 27, 2002 and December 28, 2001. These financial statements should be read in conjunction with the March 29, 2002 audited consolidated financial statements and notes thereto. The results of operations for the quarter and nine months ended December 27, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending March 28, 2003.

2. INVENTORIES

Inventories are stated at lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs. Inventories at December 27, 2002 and March 29, 2002 consisted of the following:

(Dollars in thousands)              December 27, 2002           March 29, 2002
------------------------------------------------------------------------------

Purchased components                         $  5,749                 $  5,388

Work-in-process                                 6,522                    8,345

Finished goods                                  4,065                    1,071
------------------------------------------------------------------------------

                                             $ 16,336                 $ 14,804
==============================================================================

3. LOSS PER SHARE

Basic loss per share has been computed based upon the weighted average number of common shares outstanding for the periods presented. For diluted earnings per share, shares used in the per share computation include weighted average common and potentially dilutive shares outstanding. Potentially dilutive shares consist of shares issuable upon the assumed exercise of dilutive stock options. These shares totaled 121,000 and 23,000 for the quarters ended December 27, 2002 and December 28, 2001, respectively. The shares for the quarters ended December 27, 2002 and December 28, 2001 were excluded from the per share computation because they were anti-dilutive. Additionally, there were 784,000 shares of common stock issuable upon conversion of debentures. These shares, and the related effect of the accrued interest on the debentures, were not included in the calculation of diluted earnings per share for the periods December 27, 2002 and December 28, 2001, as their inclusion would have been anti-dilutive in both periods.

4. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss at December 27, 2002 and March 29, 2002 is comprised of cumulative foreign translation adjustments of ($556,000) and ($602,000), respectively, and cumulative net unrealized gains (losses) on available-for-sale securities of $579,000 and ($9,000), respectively.

5. RESTRUCTURING COSTS

In the third quarter of fiscal 2003, net.com recorded a restructuring charge of $689,000. This charge included $418,000 for severance, $155,000 for outplacement costs, and $116,000 for office closure costs. The remaining liability for restructuring charges is $846,000 at December 27, 2002.

Components of accrued restructuring charges, which are included in accrued liabilities in the accompanying balance sheet, and changes in accrued amounts related to this restructuring program during the first nine months of fiscal 2003 and as of March 29, 2002 were as follows (in thousands):

====================================================================================
                               Employee               Office        Other
                              Separation   Lease     Closure   Restructuring
                                Costs    Write-off    Costs        Costs      Total
====================================================================================
Balance at March 29, 2002      $   174    $    --    $   257      $   153    $   584
------------------------------------------------------------------------------------
Provision                          730    $   563        286          282      1,861
------------------------------------------------------------------------------------
Payments                          (684)      (103)      (507)        (305)    (1,599)
------------------------------------------------------------------------------------
Balance at December 27, 2002   $   220    $   460    $    36      $   130    $   846
====================================================================================

net.com believes that all costs associated with its plan of business reorganization will be paid no later than the end of fiscal 2005.

6. RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends SFAS 123, "Accounting for Stock-Based Compensation". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS 148 is effective for fiscal years ending after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002. The disclosure requirements are effective for net.com beginning with our Annual Report on Form 10-K for the year ended March 28, 2003.

In November 2002, the FASB issued FASB interpretation number (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which elaborates on the disclosures to be made by guarantor in its interim and annual financial statements about its obligations under certain guarantees that it is issued. The impact for net.com is to disclose the accounting and methodology along with a tabular reconciliation of changes in the liability for our Product Warranty.

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

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company adopted SFAS No. 144 on March 30 2002. The adoption of SFAS No. 144 did not have a material impact on net.com's consolidated financial statements.

7. SALE OF N.E.T. FEDERAL, INC.'S PROFESSIONAL SERVICE BUSINESS

On December 1, 2000, net.com sold the assets of its federal services business to CACI International Inc (CACI) for cash consideration of $40.0 million. The assets sold were comprised mainly of federal government service contracts, accounts receivable, spares inventory and fixed assets. The cash received from CACI to date is $37.0 million. The remaining $3.0 million is payable in $1.5 million installments during the first quarters of fiscal 2004 and 2005 and is not contingent upon meeting any milestones. During the quarter ended June 28, 2002 net.com earned and recorded a gain of $5.0 million as a result of meeting certain milestones. The total net gain on the sale to date is $24.9 million. In addition, under an ongoing agreement with CACI, net.com will continue to receive royalties on maintenance revenue.

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

The second step of the goodwill impairment test used to measure the amount of impairment loss compares the implied fair value of goodwill with the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss shall be recognized in amount equal to that excess. As of June 28, 2002, net.com completed this second step and measured and recognized a transitional impairment loss of $9.6 million (which represented the write off of the entire goodwill balance) as a cumulative change in accounting principle in its statement of operations.

The following table represents the impact on net loss and basic and diluted loss per share from the reduction of amortization of goodwill as if SFAS No. 142 was adopted in the first quarter of fiscal 2002:

                                                            Three months ended      Nine months ended
                                                            ------------------      -----------------
                                                           Dec. 27,     Dec. 28,   Dec. 27,    Dec. 28,
(Dollars in thousands, except for per share amounts)         2002         2001       2002        2001
-------------------------------------------------------------------------------------------------------
Reported net loss                                          $ (3,204)   $ (8,177)   $(18,985)   $(35,304)
Workforce amortization                                           --          24          --          72
Goodwill amortization                                            --         837          --       2,511
-------------------------------------------------------------------------------------------------------
Adjusted net loss                                          $ (3,204)   $ (7,316)   $(18,985)   $(32,721)
=======================================================================================================

Basic and diluted loss per share:
Reported basic and diluted loss per share                  $  (0.14)   $  (0.37)   $  (0.85)   $  (1.60)
Workforce amortization per share                                 --          --          --          --
Goodwill amortization per share                                  --        0.04          --        0.11
-------------------------------------------------------------------------------------------------------
Adjusted basic and diluted loss per share                  $  (0.14)   $  (0.33)   $  (0.85)   $  (1.49)
=======================================================================================================

Common and common equivalent shares used in calculation:
Basic and diluted                                            22,476      22,116      22,383      22,052
=======================================================================================================

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This discussion and analysis should be read in conjunction with Part II of our Form 10-K for the fiscal year ended March 29, 2002.

Statements contained in this Form 10-Q which are not historical facts are forward-looking statements, including statements that relate to products, customers, operations and contingent payments. A forward-looking statement may contain words such as "plans," "hopes," "believes," "estimates," "will continue to be," "will be," "continue to," "expect to," "anticipate that," "to be," or "can impact,". Forward-looking statements are based upon management expectations and involve risks and uncertainties that may cause actual results to differ materially from those anticipated in the forward-looking statements. Many factors may cause actual results to vary including, but not limited to, the factors discussed in this Form 10-Q. net.com expressly disclaims any obligation or undertaking to revise or publicly release any updates or revisions to any forward-looking statement contained in this Form 10-Q. Investors should carefully review the risk factors described in this Form 10-Q along with other documents net.com files from time to time with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following table depicts selected data derived from our consolidated condensed statements of operations expressed as a percentage of revenue for the periods presented:

                                                      Quarter ended            Nine months ended
                                                      -------------            -----------------
                                                   Dec. 27,     Dec. 28,     Dec. 27,     Dec. 28,
Percent of revenue                                   2002         2001         2002         2001
------------------------------------------------------------------------------------------------
Product revenue                                      84.8%        74.2%        82.8%        72.3%
Service and other revenue                            15.2         25.8         17.2         27.7
------------------------------------------------------------------------------------------------
        Total revenue                               100.0        100.0        100.0        100.0
------------------------------------------------------------------------------------------------
Product revenue gross margin                         49.3         27.5         46.2         33.8
Service and other revenue gross margin                8.6         15.6          5.9          7.9
------------------------------------------------------------------------------------------------
        Total gross margin                           43.1         24.5         39.3         26.6
------------------------------------------------------------------------------------------------
Sales and marketing                                  23.9         28.6         27.5         33.8
Research and development                             19.3         26.5         22.1         35.8
General and administrative                            8.2         10.9          9.6         12.3
Amortization of goodwill and other intangibles         --          3.3           --          3.5
Restructuring costs                                   2.1          3.4          2.1          1.2
------------------------------------------------------------------------------------------------
        Total operating costs                        53.5         72.7         61.3         86.6
------------------------------------------------------------------------------------------------
        Loss from operations                        (10.4)       (48.2)       (22.0)       (60.0)
Other income, net                                     0.5          9.8          8.3          6.7
Interest income, net                                  0.3          1.9          0.5          4.3
------------------------------------------------------------------------------------------------
Loss before income taxes                             (9.6)       (36.5)       (13.2)       (49.0)
Income tax Provision/(Benefit)                        0.1      (5.2)2)         (2.6)        (1.8)
------------------------------------------------------------------------------------------------
Loss before cumulative change in accounting
        principle, relating to goodwill              (9.7)       (31.3)       (10.6)       (47.2)

Cumulative effect of change in accounting
        principle, relating to goodwill                --           --        (10.9)          --
------------------------------------------------------------------------------------------------
Net loss                                             (9.7)%      (31.3)%      (21.5)%      (47.2)%
================================================================================================

Revenue

Total revenue for the third quarter of fiscal 2003 increased 26.4% or $6.9 million to $33.0 million from $26.1 million for the third quarter of fiscal 2002, and increased 18.0% or $13.5 million to $88.3 million from $74.8 million on a fiscal year to date basis.

Product revenue increased 44.4% or $8.6 million to $28.0 million from $19.4 million compared to the same period in fiscal 2002, and increased 35.2% or $19.0 million to $73.1 million from $54.1 million on a fiscal year to date basis. The increase in product revenue was primarily from the Federal Sales Channel, which increased $10.7 million in the third quarter of fiscal 2003 in comparison to the third quarter of fiscal 2002 and $19.8 million for the first nine months of fiscal 2003 compared to the nine months ended December 28, 2001. This increase was offset by a $2.1 million decrease and a $832,000 decrease from international and North America product revenue in the third quarter and the first nine months of fiscal year 2003, respectively, compared to the same periods in fiscal 2002. Product revenues are generated primarily from our circuit switched product line, Promina. These revenues increased in the third quarter of fiscal 2003 due to continued government initiatives, which positively impacted our federal business. We anticipate the current federal demand will remain through the end of fiscal 2003 and into fiscal 2004. We have also developed Service Creation products for the broadband market and Internet Protocol (IP) telephony markets. The product revenue from these products in the third quarter and first nine months of fiscal 2003 was less than 10% of total revenue, however, we expect this revenue may increase as a percentage of revenue in the future.

Service and other revenue for the third quarter of fiscal 2003 decreased 25.5% to $5.0 million from $6.7 million for the third quarter of fiscal 2002, and decreased 26.7% to $15.2 million from $20.8 million on a fiscal year to date basis. The decrease in service and other revenue is primarily the result of a decline in the non federal business installed base of equipment that requires ongoing service support, in addition to the impact of our customers reducing their operating costs by lowering their levels of service support. However, as part of our new product strategy, we have developed service creation platforms that we expect will expand our service offerings and offset part of the decline in service and other revenue from our narrowband service offerings in the future. In addition, we have recently announced the end of life for service on our IDNX product line that could stimulate new network upgrades together with related service revenue.

Gross Margin

Total gross margin, comprised of product and service margin, increased as a percentage of total revenue to 43.1% and 39.3% in the third quarter and first nine months of fiscal 2003, respectively, compared to 24.5% and 26.6% for the comparable periods in fiscal 2002. Total gross margins improved primarily due to the higher volume of product sales and the relatively flat cost of operations.

Product revenue gross margins were 49.3% and 46.2% in the third quarter and first nine months of fiscal 2003, respectively, compared to 27.5% and 33.8% for the comparable periods in fiscal 2002. The increase in product gross margin resulted primarily from unfavorable manufacturing variances in fiscal 2002 mainly due to lower product revenue and increased excess capacity. In addition, charges for excess and potentially obsolete inventory in the third quarter and first nine months of fiscal 2003 were $345,000 and $2.2 million compared to $4.1 million and $6.0 million, respectively, for the comparable periods in the prior year.

Service and other revenue gross margins were 8.6% and 5.9% in the third quarter and first nine months of fiscal 2003, respectively, compared to 15.6% and 7.9% for the comparable periods in fiscal 2002. There are a significant amount of services costs that are fixed, and thus lower service revenues have and will continue to impact margins.

Gross margins may be adversely affected in the future due to increase in competition, material and labor costs, subcontractor costs, change in absorption rates and changes in the mix of products we sell. The new products we introduced recently, our SCREAMTM and SHOUT IPTM product lines, have lower gross margins than our Promina product line. The lower gross margins are a result of customary discounting for early customers and higher costs due to low purchase volumes of components, and we expect these margins to increase to historical levels as additional quantities are shipped. New product introductions also may result in excess or obsolete inventories, which may reduce our gross margin. Furthermore, if product or related warranty costs associated with these new products are greater than we have experienced, gross margin may be adversely affected. In addition, if product sales decrease as a percentage of total revenue, overall margins may decrease because service revenue has a lower margin than product sales. Also, to the extent we expand our sales through product resellers and strategic partnerships, we would expect to realize lower gross margins.

Operating Expenses

Operating expenses in the third quarter and first nine months of fiscal 2003 decreased $1.3 million to $17.6 million, and $10.6 million to $54.2 million, respectively, from the comparable periods in fiscal 2002. Operating expenses as a percentage of total revenue were 53.5% and 61.3% in the third quarter and first nine months of fiscal 2003, respectively, compared to 72.7% and 86.6% in the third quarter and first nine months of fiscal 2002. Overall, lower operating expenses are primarily a result of our continued focus on managing expenses across all functions of the Company.

Sales and marketing expense in the third quarter of fiscal 2003 increased $404,000 to $7.9 million compared to $7.5 million in the third quarter of fiscal 2002, and decreased $1.0 million to $24.3 million for the first nine months of fiscal 2003 compared to $25.3 million, for the comparable period of fiscal 2002. Sales and marketing expenses as a percentage of total revenue were 23.9% and 27.5% in the third quarter and first nine months of fiscal 2003, respectively, compared to 28.6% and 33.8% in the third quarter and first nine months of fiscal 2002. The increase in spending in the third quarter of fiscal 2003 from the comparable period in fiscal 2002 is primarily the result of an increase in total sales compensation expense of $427,000 on higher product revenue and bookings, an increase in travel and entertainment expense of $101,000, and an increase in sales events expense of $205,000. Partially offsetting the increase in sales and marketing expense is a decrease in depreciation expense of $140,000, a decrease in advertising costs of $65,000 and a decrease in office rent of $103,000. The decrease in spending in the first nine months of fiscal 2003 from the comparable period in fiscal 2002 is primarily the result of a decrease in travel and entertainment costs of $120,000, a decrease in depreciation costs of $650,000, and a decrease in advertising costs of $307,000. We expect sales and marketing expenses in the fourth quarter of fiscal 2003 to remain constant or to decrease slightly compared to the third quarter of fiscal 2003.

Research and development expense in the third quarter and first nine months of fiscal 2003 decreased $539,000 to $6.4 million and $7.3 million to $19.5 million, respectively, from the comparable periods in fiscal 2002. Research and development expense as a percentage of total revenue decreased to 19.3% and 22.1% in the third quarter and first nine months of fiscal 2003, respectively, compared to 26.4% and 35.8% in the third quarter and first nine months of fiscal 2002. The decrease in spending in the third quarter of fiscal 2003 from the comparable period in fiscal 2002 is primarily the result of a decrease in salary related costs of $207,000, and a decrease in depreciation and amortization expenses of $505,000, partially offset by an increase in engineering material expense of $198,000. The decrease in the first nine months of fiscal 2003 from the comparable period in fiscal 2002 is primarily the result of a decrease in salary related costs of $1.7 million, a decrease in consulting costs of $1.4 million, a decrease in recruiting costs of $389,000, a decrease in engineering material and testing expenses of $1.9 million and a decrease in depreciation and amortization expenses of $1.6 million. We expect research and development spending in future periods to remain relatively constant compared to the third quarter of fiscal 2003 as we balance cost control and the importance of new product development.

General and administrative expense in the third quarter and first nine months of fiscal 2003 decreased $129,000 to $2.7 million and $732,000 to $8.5 million, respectively, from the comparable periods of fiscal 2002. General and administrative expense as a percentage of total revenue was 8.2% and 9.6% in the third quarter and first nine months of fiscal 2003, respectively, compared to 10.9% and 12.3% in the third quarter and first nine months of fiscal 2002. The decrease in spending in the third quarter of fiscal 2003 from the comparable period in fiscal 2002 is primarily the result of decreased salary related and consulting expenses of $160,000 and a decrease in recruiting costs of $124,000, partially offset by an increase in outside legal expenses of $156,000. The decrease in spending in the first nine months of fiscal 2003 from the comparable period in fiscal 2002 is primarily the result of decreased salary related and consulting expenses of $442,000 and a decrease in recruiting costs of $269,000. We expect general and administrative expenses in the fourth quarter of fiscal 2003 to remain constant or to decrease slightly compared to the third quarter of fiscal 2003

As a result of the adoption of SFAS 142 in the first quarter of fiscal 2003, goodwill and other intangible assets were written off. Amortization of goodwill ceased and therefore there was no amortization of goodwill in the third quarter and first nine months of fiscal 2003. Amortization of goodwill and other intangible assets in the third quarter and first nine months of fiscal 2002 was $861,000 and $2.6 million, respectively. The amortization expense in the third quarter and first nine months of fiscal 2002 was a result of two acquisitions, FlowWise Networks, Inc.

which occurred in the third quarter of fiscal 2000 and Convergence Equipment Company which occurred in the first quarter of fiscal 2001.

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

In the third quarter and first nine months of fiscal 2003, restructuring charges were $689,000 and $1.9 million, respectively, compared to $899,000 for both periods from the prior year. The restructuring charge in the third quarter of fiscal 2003 was primarily due to severance related costs from a reduction in workforce that occurred during the quarter. The restructuring charge in the first nine months of fiscal 2003 included restructuring charges for the following: 1) severance related costs from reductions in workforce that occurred in the first, second and third quarters of fiscal 2003, and 2) a reduction in leased office space at our sales and service facilities in Vienna and Ashburn, Virginia.

Non-Operating Items

Interest income, which is primarily related to short-term investments, decreased $406,000 to $566,000 and $2.7 million to $1.9 million in the third quarter and first nine months of fiscal 2003, respectively, from the comparable periods of fiscal 2002. The decrease in interest income is the result of declining interest rates and lower cash balances.

Interest expense increased $23,000 to $468,000 and $109,000 to $1.5 million in the third quarter and first nine months of fiscal 2003, respectively, from the comparable periods of fiscal 2002. The most significant component of our interest expense is the interest on the 7 1/4% convertible subordinated debentures, which was $448,000 and $1.3 million for the third quarter and the first nine months of fiscal 2003, respectively. The increase in the third quarter and first nine months of fiscal 2003 is a result of a $2.0 million note payable to our landlord for building repairs related to the former Fremont, California campus. The note bears interest at 10% and is payable in monthly installments over 10 years.

The gain on the sale of the federal services business in the first nine months of fiscal 2003 was $5.0 million, compared to $5.0 million in the first nine months of fiscal 2002, principally as a result of certain milestones being met as part of the sale of the federal services business to CACI International Inc.

Other income (expense) in the third quarter and the first nine months of fiscal 2003 was income of $167,000 and income of $2.3 million, respectively, compared to income of $61,000 and an expense of $1,000 in the third quarter and first nine months of fiscal 2002, respectively. Other income in the third quarter and first nine months of fiscal 2003 consisted principally of $193,000 and $2.4 million, respectively, for gains from insurance proceeds received for construction costs associated with our new corporate headquarters in Fremont, California.

Tax provision (benefit) in the third quarter and the first nine months of fiscal 2003 was a provision of $32,000 and net benefit of $2.3 million, compared to a benefit of $1.3 million from the comparable periods in fiscal 2002. In both the second quarter of fiscal 2003 and third quarter of fiscal 2002, we reevaluated the adequacy of our tax liability taking into account the previously filed tax returns as well as our expected fiscal year net losses. The net result of these reevaluations was to reduce the amount of necessary tax liabilities and to record a tax benefit of $2.3 million in fiscal 2003 and $1.3 million in fiscal 2002.

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

Revenue Recognition: We recognize revenue generally upon shipment, when all four of the following criteria are met:

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

Warranty Accruals: net.com generally warrants hardware product sales for twelve months and software for a period of three months. The methodology is to accrue warranty expense based on historical expense trends calculated as a percentage of new product sales. Actual expenses are charged against the accrual in the period they are incurred. On a quarterly basis, the warranty accrual is analyzed for adequacy based on actual trends and subsequent adjustments are made to the liability balance.

Components of the warranty accrual, which are included in accrued liabilities in the accompanying balance sheet, during the first nine months of fiscal 2003 were as follows (in thousands):

===========================================================================================================
                                 Balance at                     Charges to
                                beginning of   Charges to Cost   warranty       Other           Balance end
                                  period       of Goods Sold     accrual    Adjustments(1)    of the Period
===========================================================================================================
Balance at March 29, 2002           $639            $95            $(58)        $(140)              $536
-----------------------------------------------------------------------------------------------------------

(1) Adjustment resulted from a change in warranty cost estimates primarily from lower hourly costs of labor to repair products and frequency of warranty claims.

Deferred Taxes: We have incurred tax losses in each of the last four fiscal years and, at December 27, 2002, we have an estimated $86.5 million of federal net operating loss carryforwards and an estimated $24.7 million of state operating loss carryforwards expiring in the years 2020 through 2023. We have provided a full valuation allowance against our tax assets, given the uncertainty as to their realization. In future years, these benefits are available to reduce or eliminate taxes on future taxable income. In addition, if we were to be acquired by a third-party, these tax losses could be a significant factor in their valuation of us should they be available to reduce future tax liabilities for the acquiring company.

Impairment of Intangible Assets: On March 30, 2002, we adopted SFAS No. 142. "Goodwill and Other Intangible Assets," and completed the analysis of our goodwill for impairment issues. We recorded an impairment charge of $9.6 million during the quarter ended June 28, 2002 related to goodwill.

LIQUIDITY AND CAPITAL RESOURCES

As of December 27, 2002, we had cash and cash equivalents of $15.0 million, restricted cash of $1.4 million and short-term investments of $72.1 million for a total of $88.4 million as compared to $94.9 million at the end of fiscal 2002. In fiscal 2003, the Company benefited from the aforementioned $5.0 million payment received in the first quarter from CACI and insurance proceeds of $3.5 million of which $193,000 was received in the third quarter. This was primarily offset by net operating losses and the related effect on cash.

Net cash used in operating activities in the first nine months of fiscal 2003 was $8.4 million compared to net cash used in operating activities of $17.6 million in the first nine months of fiscal 2002. The change in cash used by operations in the first nine months of fiscal 2003 resulted primarily from a net loss of $19.0 million, an increase in inventory of $1.5 million, and a decrease in accrued liabilities and accounts payable totaling of $2.7 million. Net cash provided by operations included a reduction in accounts receivable of $455,000, a decrease in prepaid expenses of $1.7 million, and the receipt of $3.5 million in cash from our insurance settlement for construction defects at our previous campus. Net non-cash operating activity included a gain on the sale of the federal services business of $5.0 million, a gain on building insurance proceeds of $2.4 million, the adjustment for depreciation and amortization of $7.0 million and the cumulative change in accounting principle for our goodwill impairment of $9.6 million.

Net cash provided from investing activities was $6.6 million in the first nine months of fiscal 2003, compared to net cash provided from investing activities of $7.4 million in the first nine months of fiscal 2002. Net cash provided from investing activities in the first nine months of fiscal 2003 consisted primarily of proceeds from maturing short term investments of $49.3 million, a decrease in restricted cash of $1.9 million and an increase in proceeds received from the sale of the federal services business of $5.0 million. This is partially offset by net cash used for investing activities for purchases of short-term investments of $45.0 million and purchases of property and equipment of $4.7 million.

Net cash provided by financing activities in the first nine months of fiscal 2003 was $958,000 compared to net cash provided by investing activities of $1.0 million in the first nine months of fiscal 2002. The $958,000 in the first nine months of fiscal 2003 resulted from the sale of common stock to employees under the stock purchase plan.

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

WE HAVE INCURRED NET LOSSES IN THE PAST AND MAY CONTINUE TO INCUR LOSSES IN THE FUTURE.

For each of the past four fiscal years, we have incurred net losses. Our ability to achieve profitability on a continuing basis will depend, in part upon the marketing and broad commercial distribution of our new products, specifically our SCREAM product line and our SHOUTIP product line. We expect to continue to incur product development, sales and marketing and administrative expenses as we continue to maintain support of our existing products and customers while focusing on increasing sales of our new products. Many of our operating expenses are fixed in the short term making it difficult to reduce expenses rapidly. At current revenue levels, our operating expenses continue to be too high to enable us to be profitable. In order to achieve profitability, we need to generate sales growth from our SCREAM and SHOUTIP as well as legacy product lines and /or decrease expenses.

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

WE ARE DEPENDENT ON REVENUE FROM THE PROMINA PRODUCT LINE.

Currently, we derive the majority of our product revenue from our Promina product line, a circuit-based technology. The market for circuit-based technology has declined and we believe that it will continue to decline in the future as new networks will likely employ packet-based technology. The migration from circuit to packet-based technology has happened more dramatically in the United States commercial markets than in the Federal Government market and the rest of the world. The decline of our business in the United States commercial markets since fiscal 1999 continues to have a material adverse effect on our business and results of operations. Should this decline extend into our International and federal government markets in a similar fashion before we gain traction on our new SCREAM and SHOUTIP product lines, our revenue may decrease.

A SIGNIFICANT PORTION OF OUR REVENUE IS GENERATED FROM SALES TO GOVERNMENTAL AGENCIES.

A significant portion of our total revenue from product sales comes from contracts with government, most of which do not include long-term purchase commitments. Historically, the government has been slower to adopt new technology, such as packet-based technology, which has had the effect of extending the product life of our Promina product. However, the government has purchased and is evaluating some of our new products for broader deployment. If the government accelerated adoption of new technology, and replaced the Promina product line in their networks with products other than ours, our product revenue would decline sharply. We anticipate that our past experience will result in future contracts with the federal government; however, we face significant competition in this endeavor. If we fail in renewing a significant number of federal government contracts or if sales to the federal government decline sharply, our revenue may not increase to profitable levels.

RECENT DECLINES IN PURCHASES BY TELECOMMUNICATIONS SERVICE PROVIDERS AND THE OVERALL DECLINE OF PRODUCT SALES IN THIS MARKET COULD IMPACT SALES OVER THE NEXT SEVERAL QUARTERS.

Over the last twenty-four months, the financial health of many of the telecommunications service providers, including many of the companies classified as competitive local exchange carriers (CLECs) have deteriorated. In addition, the more established service providers have cut back on equipment purchases as part of an overall slow-down in economic growth. We believe that many telecommunications equipment companies, including net.com, are impacted by this decline. In addition, the timing and volume of purchases by service providers can be unpredictable due to other factors, including their need to generate new revenue and to expand their capacity while working within their budgetary constraints. Our ability to recognize revenue from service providers will depend on the relative financial strength of the particular customer. We may be required to write off or decrease the value of our accounts receivable from a customer whose financial condition materially deteriorates. Decreases in purchasing volume of emerging service providers or changes in the financial condition of emerging service provider customers could have a material impact on our results of operations and financial condition in future periods. In addition, the selling cycle of our SCREAM and SHOUTIP product families could be extended as our service provider customers reduce their capital budgets.

OUR SUCCESS DEPENDS ON OUR ABILITY TO CONTINUE TO DEVELOP NEW PRODUCTS AND PRODUCT ENHANCEMENTS THAT WILL ACHIEVE MARKET ACCEPTANCE.

Our operating results will depend to an extent on the successful design, development, testing, introduction, marketing, and broad commercial distribution of our new broadband equipment products, specifically our SCREAM product line and to a lesser extent on our SHOUTIP product line. The success of these and other new products is dependent on several factors, including proper new product definition, competitive product cost, timely completion and introduction of new products, differentiation of new products from those of our competitors and market acceptance of these products. The markets for our products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and evolving methods of building and operating networks. Our SCREAM and SHOUTIP product lines target start-up telecommunications companies and long established incumbent carriers such as AT&T, BellSouth, SBC Communications, Verizon, British Telecom and France Telecom. We may not successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products. Products and technologies developed by others may render our products or technologies obsolete or non-competitive which in turn could adversely affect our ability to achieve profitability.

OUR ABILITY TO SUCCESSFULLY COMMERCIALIZE SCREAM WILL DEPEND HEAVILY ON THE ACCEPTANCE OF SERVICE CREATION AS A MEANS OF ACHIEVING OPTIMAL MAXIMUM NETWORK PRODUCTIVITY AND ON APPROPRIATE REGULATORY INCENTIVES.

Over the last five years, carriers generated revenue by adding more customers or by offering additional services to existing customers. Offering additional services to an existing subscriber base is generally a preferred approach to generating additional revenue, but these services typically require network upgrades and the purchase of expensive equipment. Over time, however, carriers' aggressive price discounts, expensive direct marketing campaigns, and massive capital outlays for infrastructure expansions have offset whatever incremental revenue increases were generated by the new services and have eroded the profitability of these companies. Since the second quarter of our fiscal 2000, we have spent the majority of our research and development and marketing resources to position ourselves and our SCREAM family of products as the next generation of telecommunications equipment that will enable carriers to optimize the delivery of new services while leveraging their existing networks and ensuring quality of service. The future success of the SCREAM product will depend in large measure on carriers' investment in new markets that will enable them to build a foundation for a more flexible network architecture and on their ability to realize revenue increases and operating cost reduction as a result implementing the model of service creation. Failure to successfully market and to obtain acceptance of the service creation model could affect our ability to sell the SCREAM product and grow overall revenue.

In North America, SCREAM deployment depends to a large extent on incumbent carriers' ability to compete on a level playing field against cable companies and may require changes in the regulatory environment. Failure of service providers at home and abroad to build the more flexible broadband network framework and to benefit from new future service creation opportunities could affect our ability to sell the SCREAM platform and grow overall revenue.

WE NEED STRATEGIC PARTNERSHIPS TO ACCELERATE THE ACCEPTANCE OF OUR NEW PRODUCTS INTO THE SERVICE PROVIDERS.

Building relationships with strategic partners, such as software application partners, system integrators, original equipment manufacturers (OEM's) or resellers can accelerate the sales of new products. The importance of the software application partners is that they provide functions, such as billing, mediation, provisioning and configuration that are needed to create a total service creation solution for our customers. Product OEM or resale partners will be needed to supplement and enhance our existing direct sales force both in the United States and overseas. Service providers rely on systems integrators to support new equipment or services into their network. These integrators are important in the large incumbent carrier networks and could facilitate our entry into those networks. While we have begun the process of identifying and signing software application, system integrator and OEM or resale partners, more partners may be necessary in all these areas for us to be successful. We may need to pursue partnerships with vendors who have optical core and core routing technologies in order to compete with the end-to-end solution providers, as well as to bolster our co-marketing efforts. Failure to sign up these new strategic partners could affect our ability to grow overall revenue.

GROSS MARGINS COULD DECLINE OVER FUTURE PERIODS.

Due to increases in competition, material and labor costs, subcontractor costs, change in absorption rate a nd changes in the mix of products we sell, our gross margins could decline in future quarters. The new products we recently introduced initially have lower gross margins than our Promina product line. These lower gross margins are a result of higher discounts awarded to early adopter customers and higher component costs due to low purchase volumes of these components.

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

INCREASED COMPETITION IS LIKELY IN THE FUTURE.

The market for telecommunication equipment is highly competitive, dynamic and characterized by rapid changes to and the convergence of technologies, and a worldwide migration from existing circuit technology to the new packet-based technologies. We compete directly internationally and domestically with many different companies, some of which are large, established suppliers of end-to-end solutions, such as Alcatel, Cisco, Lucent, Nortel, and Siemens. In addition, there are a number of other smaller companies that are targeting this market, including CoSine, Juniper, Nuera, Quarry, and others. Some of our competitors have significantly greater financial, marketing and technical resources than we have and offer a wider range of networking products than we offer. They are often able to devote greater resources to the development, marketing and sale of their products and to use their equity or significant cash reserves to acquire other companies with technology and/or products that compete directly with ours. They often can compete favorably on price because their large product selection allows them to bundle multiple solutions together without significantly impacting their overall product margins. The smaller companies have more ability than net.com to focus their resources on a particular product development unencumbered by the requirements to support an existing product line. As a result of the flexibility of their market strategies, our competitors may be able to obtain strategic advantages that may adversely affect our business, financial condition or results of operations.

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

OUR INABILITY TO SIGN COMPETITIVE RESALE PARTNERS INTERNATIONALLY COULD SIGNIFICANTLY AFFECT FUTURE PRODUCT AND SERVICE REVENUE.

We expect international sales will continue to account for a significant portion of our Promina product sales (other than that sold in the government channel) in future periods. Our international sales are made almost entirely through indirect channels that include distributors and resellers worldwide. They do not have minimum purchase requirements that they must meet. While we require them to use their best efforts to resell our products, because our product line is small, our distributors and resellers must often resell product lines from other networking companies, including our competitors, such as Cisco, in order to sustain a profit. Because of the size of Cisco and its dominant position in the network equipment market, it is difficult for us to find a distributor or reseller who does not resell Cisco products. Because our distributors and resellers often have pre-existing competitive relationships, our distributors and resellers are not always successful in promoting our products thereby impacting the sustainability of our international product sales. If we cannot develop relationships with distributors and resellers that can effectively market and sell our products and services, we may not be able to meet our forecasted revenue in future quarters.

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

OUR BACKLOGGED PRODUCT ORDERS HAVE BEEN UNPREDICTABLE, MAKING IT DIFFICULT FOR US TO ACCURATELY FORECAST SALES AND CREATING A RISK OF CARRYING TOO MUCH OR TOO LITTLE INVENTORY.

Typically, the majority of our revenue in each quarter has resulted from orders received and shipped in that quarter. While we do not believe that backlog is necessarily indicative of future revenue levels, our customers' ordering patterns and the possible absence of backlogged orders create a significant risk that we could carry too much or too little inventory if orders do not match forecasts. Rather than base forecasts on orders received, we have been forced to schedule production and commit to certain expenses based more upon forecasts of future sales, which are difficult to predict in the telecommunications industry. Furthermore, if large orders do not close when forecasted or if near-term demand weakens for the products we have available to ship, our operating results for that quarter or subsequent quarters would be materially adversely affected.

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

WE RELY ON A NUMBER OF SOLE SOURCE SUPPLIERS FOR OUR COMPONENT PARTS AND THIRD PARTY PRODUCTS WHICH COULD AFFECT OUR ABILITY TO SHIP OUR PRODUCTS IN A TIMELY MANNER.

We purchase key components from single source suppliers, in particular, our back planes, ASICs and power supplies. If we or our sole source suppliers fail to obtain components in sufficient quantities when required, delivery of our products could be delayed resulting in decreased revenues. In addition, if one of these suppliers were no longer able to supply a required component, we may have to significantly reengineer the affected product. Further, variability in demand and cyclical shortages of capacity in the semiconductor industry have caused lead times for ordering parts to increase from time to time. If we encounter shortages or delays in receiving ordered components or if we are not able to accurately forecast our ordering requirements, we may be unable to ship ordered products in a timely manner.

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

WE FACE RISKS ASSOCIATED WITH CHANGES IN TELECOMMUNICATIONS REGULATIONS AND TARIFFS.

Changes in domestic and international telecommunications requirements could affect the sales of our products. In the United States, our products must comply with various Federal Communication Commission requirements and regulations. In countries outside of the United States, our products must meet various requirements of local telecommunications authorities. Changes in tariffs or failure by us to obtain timely approval of products could impact our ability to market the affected product.

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

WE ARE EXPOSED TO FLUCTUATIONS IN THE EXCHANGE RATES OF FOREIGN CURRENCY.

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. In fiscal 2003, we commenced using foreign exchange contracts to hedge significant accounts receivable and intercompany account balances denominated in foreign currencies. Although we have established foreign exchange contracts for non-dollar denominated sales and operating expenses in the United Kingdom, France, Germany and Japan, exposures remain for non-dollar denominated operating expenses in Latin America and Asia. We will continue to monitor our exposure and may hedge against these or any other emerging market currencies as necessary. Market value gains and losses on hedge contracts are substantially offset by fluctuations in the underlying balances being hedged.

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

                                           NETWORK EQUIPMENT
                                              TECHNOLOGIES, INC.

Dated:  February 7, 2003                   /s/ Hubert A.J. Whyte
                                           -------------------------------------
                                           Hubert A.J. Whyte
                                           President and Chief Executive Officer


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; and

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

      February 7, 2003

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; and

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      February 7, 2003

                                   /s/ John F. McGrath, Jr.
                                   ------------------------------------------
                                   John F. McGrath, Jr.
                                   Vice President and Chief Financial Officer