Form 10-K
period 2003-03-28
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2003-06-19
CIK 752431

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended March 28, 2003
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                            6900 PASEO PADRE PARKWAY
                         FREMONT, CALIFORNIA 94555-3660
                                 (510) 713-7300
           (Address of principal executive offices, including zip code and telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on September 26, 2002, which is the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $82,066,300. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Common Stock, $0.01 par value, on June 9, 2003 was 22,921,814.

                      DOCUMENTS INCORPORATED BY REFERENCE:
The registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on August 12, 2003 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                                NETWORK EQUIPMENT TECHNOLOGIES, INC

                                             FORM 10-K

                                           March 28, 2003

                                          TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
                                               PART I

Item 1. Business..................................................................................2

Item 2. Properties................................................................................9

Item 3. Legal Proceedings.........................................................................9

Item 4.  Submission of Matters to a Vote of Security Holders......................................9

                                               PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters....................9

Item 6.  Selected Financial Data ................................................................10

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...10

Item 7A  Quantitative and Qualitative Disclosures About Market Risk..............................24

Item 8.  Financial Statements and Supplementary Data.............................................25

Item 9.  Changes and Disagreements with Accountants on Accounting and Financial Disclosure.......45

                                               PART III

Item 10. Directors and Executive Officers of the Registrant......................................45

Item 11. Executive Compensation .................................................................46

Item 12. Security Ownership of Certain Beneficial Owners and Management..........................46

Item 13. Certain Relationships and Related Transactions .........................................47

Item 14. Controls and Procedures ................................................................47

Item 15. Principal Accountants Fees and Services ................................................47


                                               PART IV

Item 16. Exhibits and Reports on Form 8-K........................................................47

         Signatures..............................................................................50

         Financial Statement Schedules...........................................................53

                                     PART I

FORWARD-LOOKING STATEMENTS

Statements contained in this Form 10-K that are not historical facts are forward-looking statements within the meaning of the federal securities laws that relate to future events of our financial performance. A forward-looking statement may contain words such as "plans," "hopes," "believes," "estimates," "will continue to be," "will," "continue to," "expect to," "anticipate that," "to be," or "can impact." Forward-looking statements are based upon management expectations and involve risks and uncertainties that may cause actual results to differ materially from those anticipated in the forward-looking statements. Many factors may cause actual results to vary including, but not limited to, the factors discussed in this Form 10-K. We expressly disclaim any obligation or undertaking to revise or publicly release any updates or revisions to any forward-looking statement contained in this Form 10-K. Investors should carefully review the risk factors described in this document along with other documents we file from time to time with the Securities and Exchange Commission.

ITEM 1.  BUSINESS

OVERVIEW

Network Equipment Technologies, Inc., doing business as net.com, is a global provider of networking technology platforms that are used for mission-critical communications solutions. Our multiservice wide area networking (WAN) products, comprising the Promina product line, use circuit-switched technology to provide an effective platform for developing reliable and secure networks. In response to the growth of next-generation networks using packet-switching technologies and the Internet protocol (IP), we developed our service creation platforms for broadband, IP telephony, and multiservice networks. These broadband platforms allow network service providers to rapidly create and deliver new service offerings that we believe can help them to accelerate the return on their network investment, reduce capital and operating expenditures, and achieve greater profits. Network Equipment Technologies, Inc. was founded in 1983 and has been doing business as net.com since 2000.

We have a worldwide customer base that includes governmental entities, telecommunications service providers, and enterprise customers in North America, Latin America, Europe and Asia. Our growth over the past seven quarters was primarily due to our government business. Our government customers include but are not limited to U.S. defense and intelligence agencies, civilian agencies such as the Federal Emergency Management Agency, the Federal Aviation Administration, and international organizations such as NATO, the World Health Organization, and the British Ministry of Defence.

Our global support and service organization, along with third-party service organizations, provides installation, maintenance, technical assistance and customer training.

INDUSTRY BACKGROUND

Among the significant advances in networking technologies over the past decade is the increasing use of packet switching to divide information into relatively small packets for transportation over a network. Packet switching enables convergence of disparate applications onto a single packet infrastructure, allows use of public infrastructure rather than requiring dedicated network lines, and is particularly well suited to the fast transmission of high volumes of information, often referred to as "broad bandwidth" or "broadband" communications. In contrast, circuit-switching is generally suitable only for low-to-medium volumes of information, often referred to as "narrow bandwidth" or "narrowband" communications.

Due to its capabilities for the fast transmission of high volumes of information, there has been an increasing adoption of packet-switched networks and equipment. This technology transition was slowed somewhat by the upheaval in the telecommunications market over the past few years, as well as the renewed interest in secure communications following the events of September 11, 2001. Also, telecommunications service providers have historically made incremental changes with proven technology, including circuit-switched equipment, rather than wholesale changes to their networks. Despite some expectations to the contrary during the Internet boom, this trend appears to be continuing. Nonetheless, we believe that as economic conditions improve and new technologies mature, telecommunications equipment customers ultimately will adopt newer technology that leverages the inherent benefits of packet-switching, for greater capacity, greater flexibility, and lower cost.

Telecommunications service providers have faced a number of difficult challenges resulting from changes in the telecommunications market in recent years. With the rapid growth of the Internet and the development of advanced communications applications such as video and audio content on demand, wireless access, and video conferencing, the telecommunications industry foresaw enormous growth in the demand for network capacity. Carriers and service providers rapidly built out their core infrastructure to accommodate expected surges in IP traffic. In addition, alternative broadband access technologies were developed and commercialized, including Digital Subscriber Line (DSL) and digital cable. Although demand for broadband communications has continually increased, numerous factors created a hyper-competitive telecommunications environment that has prevented many service providers from earning an adequate return on their capital expenditures. These factors include deregulation in the telecommunications industry, homogeneity and commoditization of transport services, and excess capacity from over-investment. The pressure on carriers has been exacerbated by the high costs and difficulties in deploying DSL services, which slowed the rate of adoption and limited revenue growth, as well as the success of cable providers in capturing a large share of new residential broadband customers. These challenges have come at the same time that carriers are experiencing a decline in revenue from their voice networks, as households increasingly turn to other sources for voice connections, such as wireless communications.

Although the still-growing demand for broadband communications is expected to gradually absorb the market's current excess capacity, and the industry shakeout may lessen some of the competitive pressures, incumbent carriers must examine their business models, focusing on architectural changes that can make their investments in broadband profitable. In mid-2002, the North American incumbent carriers (BellSouth, SBC Communications, Verizon Communication, and Bell Canada) together submitted a proposed draft document to the DSL Forum, which is primarily composed of equipment vendors. This draft became Working Texts (WT) 080 and 081 of the DSL Forum and offered a proposal for a unified architecture for DSL connections, enabling them to deliver a standard level of service across multiple networks and via multiple carriers, and provided a roadmap for competing with cable providers. The proposal increases the number of services available via DSL and offers a real-time, on-demand capability for the users. Ideally, the new architecture will enable carriers to create a new layer of network intelligence that supports the widespread deployment of comprehensive and affordable integrated service packages that can be dynamically selected and self-provisioned by DSL customers. This new network architecture represents a potential opportunity for telecommunications equipment providers to deliver new products that carriers can use at the edge of their existing networks to create and deliver new, differentiated DSL services.

BUSINESS STRATEGY

Our objective is to become a leader in the telecommunications equipment industry by providing service creation solutions that enable service providers to achieve a greater potential for profit through the creation and delivery of differentiated services. We are addressing service provider needs to lower the cost of operations through automation and on demand provisioning and to increase revenue from new services, together with the consolidation of multiple technologies onto a single platform. To achieve these objectives, our business strategy includes the following key elements:

     o DESIGN AND DEVELOP INDUSTRY LEADING BROADBAND HARDWARE AND SOFTWARE SERVICE CREATION SOLUTIONS TO MEET THE OPPORTUNITIES IN THE CUSTOMERS' NETWORKS. We consider our technological and product leadership to be critical to our future success. Having developed the essential product platforms that address our target markets, additional refinements will enable us to meet increasing customer requirements. We must continue to enhance our SCREAM platform to meet the service providers' current rollout plans for new technology in their networks, especially as it relates to the initiatives for a unified architecture for DSL connections proposed in WT-080 and 081 of the DSL Forum. Additionally, new developments for certain of our products, including Promina and SCREAMlink are designed so that current customers can leverage their investments and more cost-effectively migrate to our new broadband technologies.

     o LEVERAGE MARKET POSITION AND REVENUE CONTRIBUTION OF OUR PROMINA CUSTOMER BASE. net.com was a pioneer of the concept of multi-service networking and has been delivering these mission-critical capabilities for nearly twenty years.

          The installed base and revenue contribution from our narrowband Promina product line continues to be the majority of our revenue today. In particular, the Federal Government has continued to deploy new networks based on this technology, due in part to its time-proven ruggedness and reliability.

          As new standards evolve for quality of service and security for the Internet, we expect the government customers to adopt newer technology and purchase our new service creation and IP telephony platforms. In the interim, our product development strategy incorporates technologies that enable us to leverage this installed base. In particular, our SCREAMlink program and our secure voice enhancements to the SHOUT platform are aimed at our installed base, particularly the government. Further, our new SCREAM platform is currently being sold to government customers globally.

          We anticipate that our expertise in government contracting together with the relationships that we have built up over an extended period of time will allow us to successfully migrate this customer base to our new technology when they require it. In addition, in some parts of the developing world where deregulation has lagged, or where circuit-switched technology continues to be the technology of choice, our multi-service platforms continue to be an appropriate solution.

     o LEVERAGE RELATIONSHIPS WITH KEY PARTNERS. We continually seek to establish relationships with third-party application software vendors, product original equipment manufacturers (OEMs), resellers and our customers. net.com also seeks relationships with the large incumbent vendors globally that could facilitate our entry and success in incumbent carriers' networks. Further, SCREAM's open programmability through the open programming interface allows a service provider or third-party developer to develop new applications sought by end-users.

          In June 2002, net.com co-founded the Service Creation Community(TM) along with Accenture, ADC Telecommunications, Microsoft, Oracle, Paradyne, and Siemens. The Community is an independent alliance of equipment vendors, technology and infrastructure suppliers, integrators, and service/content providers dedicated to the rapid creation and delivery of new content and communications services. We have taken a leadership position within the Community, engaging service provider end customers to define pilot solutions that member companies can develop and deliver.

     o PROVIDE VALUE-ADDED SERVICE AND SYSTEM INTEGRATION CAPABILITIES. Since our inception, we have viewed customer service and support as a key element of our overall strategy and a critical component for our long-term relationship with customers. Customers around the world turn to us not only for the reliability and performance of our products but also for our comprehensive support services that optimize the value of those products. Additionally, by offering an upgrade path to new products in lieu of costly "time and materials" options for long-discontinued products, we are able to reintroduce ourselves to customers who recognize our tradition for building high performance, reliable and well-supported products.

     o CONTINUE TO IMPROVE BUSINESS OPERATIONS AND PROFITABILITY. We have upgraded and consolidated our core business process systems onto an Oracle enterprise platform, including order management, financial, human resource and quality and manufacturing systems, encompassing global operations. In addition, net.com invested this year in certification under the ISO 9001:2000 standards, a refined product life cycle process, and new service solutions. Other company initiatives continue to focus on supply chain management to lower supply costs and to better manage inventory levels. Collectively, these initiatives are designed to allow us to reduce our operating costs and increase gross margins, operating income and cash flow.

PRODUCTS

     PROMINA -- NARROWBAND MULTISERVICE ACCESS PLATFORMS

Our Promina family of multi-service access platforms integrates voice, data, image and video traffic across a single network infrastructure. The Promina platform relies on circuit-switched technology to provide mission-critical support for a wide variety of communications applications and traffic types, including asynchronous transfer mode (ATM), frame relay, IP, and integrated services digital network (ISDN) signaling. Promina products offer a broad range of user-side interfaces, enabling standards-based connection of communications equipment, whether located at a service provider's switching facility or at an enterprise or government customer's premises.

The Promina platform features advanced network management services, which provide a high degree of visibility into network operations. For fault tolerance and high network reliability, our Promina products can be configured with redundant power, memory, common logic, and port interfaces. Internally, these products incorporate distributed network intelligence that allows the network to quickly and automatically reroute traffic in the event of failure of a component. Additionally, Promina's modular design, with application and interface modules that are interchangeable across the product series, provides great flexibility and scalability, especially important in a quickly changing communications environment and also in rapid deployment for field operations.

The Promina product family includes the Promina 800 Series, Panavue network management platform, and various processor, application, and interface modules. We now offer a broadband migration path for Promina customers with the SCREAMlink program. SCREAMlink allows Promina customers to protect their investments in existing architectures while accommodating immediate needs through a logical migration to a hybrid Promina/SCREAM solution, monitored and controlled by an integrated network management solution that is currently under development.

In fiscal 2003, 2002, and 2001, our Promina products accounted for 80.9%, 87.1%, and 81.9% of product revenue, respectively.

     SCREAM -- BROADBAND SERVICE CREATION MANAGER

Announced in June 2000, the SCREAM(R) (Service Creation Manager) platform enables service providers to dynamically define, deliver, and manage new broadband services. SCREAM is a universal broadband services switch designed to support a broad array of services delivered through DSL. Built for the carrier environment, SCREAM is also well suited for government and enterprise customers wishing to add or connect broadband services to their existing networks. The SCREAM platform's processing power can closely examine DSL subscriber traffic, and apply special handling instructions at wire speed, which is as fast as transmission. This enables service providers to differentiate broadband subscribers based on their identity or use, tailor the services provided to individual subscribers or groups of subscribers, and monitor and report billable events, all in real time. As a result, service providers using SCREAM have a means to generate incremental revenue from innovative services based on factors such as broadband content delivery, IP quality-of-service (QoS) guarantees, class-of-service (CoS) subscriptions, and dynamic bandwidth allocation. These capabilities fulfill many of the requirements identified by WT 080 and 081 of the DSL Forum for a new unified DSL network architecture.

SCREAM delivers single-platform integration of broadband aggregation, subscriber management, IP services, ATM switching, edge routing, and broadband service creation. By aggregating a broad range of services and historically disparate technologies on a single platform, SCREAM can help service providers reduce their capital equipment expenditures while they advance their DSL offerings. SCREAM functions at the edge of a service provider's network, where service providers can launch new services directly to customers without re-architecting their core network.

The SCREAM platform is architected to enable service provider or third-party solutions to be readily implemented using an open programming interface, which allows for a rapid and cost-effective integration to operational and business support systems. Through this open programming interface, application developers can control network resources and every characteristic of the SCREAM platform as part of a larger hosted business or consumer network solution.

     SHOUTIP -- IP TELEPHONY GATEWAY

The SHOUTIP platform integrates trunking, signaling, gatekeeper/call agent functions, packet aggregation, network management, and configuration tasks in a single system. The carrier-class SHOUT2500 platform, announced in April 2002, supports one to 32 T1/E1 connections or up to 960 simultaneous voice calls. This platform offers integrated SIP/H.323 interoperability and protocol conversion, along with integrated SS7/C7 signaling, interactive voice response, call control, media conversion and billing record generation, all in a five-inch high chassis that can be easily configured for a variety of services. The SHOUT2500 platform reduces space requirements by eliminating multiple stand-alone devices and the complex integration efforts required by other solutions on the market.

In October 2002, net.com expanded the SHOUTIP family with the SHOUT900 platform. The SHOUT900 supports one to eight T1/E1 connections or 240 simultaneous voice calls, with support for secure telephone units (STU) and calling card applications, in a chassis 1.75 inches high.

CUSTOMERS AND MARKETS

net.com pioneered the concept of multiservice networking and has been delivering these capabilities for nearly 20 years. The focus of our narrowband Promina product has been on governments and large enterprises, as well as carriers for their enterprise business and the delivery of leased-line service. The primary focus of our broadband SCREAM product family is on telecommunications carriers, while the SCREAMlink program has generated interest among our government and enterprise customers. For both our broadband and narrowband products, we focus primarily on information and communication-intensive organizations. These customers may be local, national, or global in their operations.

SCREAM is designed for the demands of the carrier market. The specific physical requirements of the SCREAM platform meet the demanding specifications of the incumbent carriers' environment, including a small footprint, all front access, and reduced power consumption.

We have targeted our Promina product line at government customers, service providers and enterprises. In the service provider marketplace, carriers use Promina networks for backbone services. Current enterprise customers include corporations representing the financial, banking, insurance, energy, transportation, manufacturing and retail sectors. Government customers represent a variety of federal and international agencies and organizations, including civilian and defense agencies.

Sales to the Federal government and its agencies represented 65%, 50%, and 54% of net.com's revenue in fiscal 2003, 2002, and 2001, respectively. The Department of Defense (DoD) contracts may be used by other government agencies to purchase net.com products and services. See discussions in Business Environment and Risk Factors in this Form 10-K. Beyond government customers, the Promina product line currently has more demand outside the United States than within the United States, especially in emerging markets such as Eastern Europe, China, and Latin America where telecommunications infrastructure is still being developed. Applications that can be enabled by Promina-based solutions include digital data networks (DDNs) that provide basic data services in these emerging markets. International sales represented 25%, 31%, and 28% of net.com's revenue in fiscal 2003, 2002, and 2001, respectively.

Other than orders from a variety of agencies in the U.S. Federal Government, no single customer accounted for more than ten percent of net.com's revenue in fiscal 2003, 2002 or 2001.

COMPETITION

The market for telecommunications equipment is highly competitive and dynamic and has been characterized by the easy entrance of new start-up companies, rapid changes to and the convergence of technologies and a worldwide migration from existing circuit technology to the new packet-based technologies. The severe downturn in the market for telecommunications equipment that began in April 2001 has seen a decline in spending of nearly 50%. We compete directly, both internationally and domestically, with many different companies, some of which are large established suppliers of end-to-end solutions such as Alcatel, Cisco, Juniper, Lucent, Nortel and Siemens. Most of the large suppliers have greater financial, marketing and technical resources and offer a wider range of networking products than we do. These suppliers can often provide a complete network solution rather than a partial solution that may make their products more attractive to potential net.com customers. However, these companies have also suffered from the industry decline, and many have eliminated entire divisions, leaving the carriers with concerns about support for the larger vendors' products, as well as for the ability of smaller companies to support them. SCREAM competitors include Juniper, Cisco, Cosine, Nortel, Copper Mountain, Advanced Fiber Communications, and Redback. For our SHOUTIP product line, competition includes the established market leader, Cisco, and smaller companies such as Nuera.

SALES

We sell our products and services through both direct and indirect sales channels worldwide. We believe that to effectively market and sell our products, a local sales organization is beneficial to understand the business and network environment of local countries. We also believe that a sales force effort supported by sales engineers who provide customers with pre-sale and post-sale technical assistance allows net.com to gain more in-depth knowledge of customers' network requirements. We have approximately 60 sales personnel located in nine countries. This sales effort is supported through a variety of channel partners. Our business is generally not seasonal.

We sell products and services in North America primarily through direct channels, although we make use of a small number of distributors in some markets, especially for the SHOUTIP product line. Our international sales are made almost entirely through indirect channels that are augmented by the efforts of a local sales force. In addition to the marketing and sale of products, international resellers provide system installation and technical support. In most cases, international resellers have non-exclusive agreements to resell net.com products within particular geographic areas. Resale agreements do not contain a sales commitment or required sales quota.

We sell to governments through net.com's wholly owned subsidiary, N.E.T. Federal, Inc.( N.E.T. Federal), which sells products both directly and through collaborative government contracting and by contracting agencies at their convenience or at annual intervals. N.E.T. Federal supports sales to the Federal Government's defense and civilian sectors and to government agencies worldwide. Sales to governments include sales under contracts with certain agencies within the DoD intelligence and civilian agencies.

Our selling model makes use of our field sales, engineering, product management, and executive personnel to establish and maintain customer contacts at multiple levels within a customer organization. We believe the successful execution of this multi-tiered selling model is important to our success.

BACKLOG

We manufacture our products based upon our forecast of customer demand and we typically build products in advance of receiving firm orders from our customers. Orders for net.com's products are generally placed by customers on an as-needed basis and we typically have been able to ship these products within 30-90 days after the customer submits a firm purchase order. As a U.S.-based company, Federal Government rated "defense-expedite"

(DX) orders may cause the backlog of other customers' orders to become delinquent. Because of the possibility of customer changes in delivery schedules or cancellation of orders, net.com's backlog as of any particular date may not be indicative of sales in any future period.

CUSTOMER SERVICE

The markets, customers and complex challenges of the networking industry described above require not only hardware and software based solutions, but also support, service and other assistance in the development, operation and expansion of a customer network. Since our inception, we have viewed customer service and support as a key element of our overall strategy and a critical component of our long-term relationship with customers. Customers around the world turn to net.com not only for the reliability and performance of our products, but also for our comprehensive support services that optimize the value of those products. Customers rely on net.com to help maintain the highest possible availability of their mission-critical networks.

We provide a wide range of service and support options to customers and resellers of net.com products. Service offerings include product installation, a choice of different hardware and software maintenance programs to meet the varying needs of our customers, parts repair, remote and on-site technical assistance, and customer training. In addition, net.com provides web-based customer support services through our Electronic Support Center. Services available over the web include first-line troubleshooting information for net.com products; technical information, such as trouble shooting guides and frequently asked questions; and a web-based interface to net.com's Technical Assistance Center (TAC) through an online case management system.

TAC is staffed 24 hours a day, seven days a week by engineers trained in networking products. TAC assists customers remotely over the telephone and has multiple language capabilities, including Spanish, Portuguese, Italian, Mandarin, French and German. TAC engineers have the ability to replicate customer problems and test proposed solutions prior to implementation. Maintenance support from TAC, whether provided over the web or over the telephone, is fee-based under either an annual fee contract or on a time-and-materials basis.

Customer training on net.com products, OEM products and the underlying technologies is provided to both end-users and resellers worldwide. We have training facilities at our Fremont, California, U.S. headquarters and in our facilities in Ashburn, Virginia; London, U.K.; and Singapore. In addition, net.com trainers travel to customer and reseller facilities to provide training. Our training services can be customized to meet the special requirements of our customers. Customers are charged per person per class for net.com training. In addition, certain net.com resellers provide training to net.com end-users on behalf of net.com.

Historically, a significant amount of net.com's revenue and profits have been generated by our service and support offerings. In fiscal 2003, 2002 and 2001, service and support offerings accounted for 16.5%, 26.4%, and 46.6%, respectively, of net.com's revenue. Consistent with our business strategy, during fiscal 2001, we divested our Federal Services Business (FSB) and sold its assets to CACI International Inc. (CACI). The divestiture of our government services business to CACI allowed net.com to concentrate on the execution of our product strategies, and develop a good strategic alliance for our Federal business in CACI. We will continue to sell products directly to the Federal Government while CACI provides maintenance and other services to our Federal customers.

MANUFACTURING

We have one manufacturing facility located at our Fremont, California facility. Assembly of printed circuit boards and circuit testing of net.com-designed products are outsourced to a single subcontractor, Solectron. We plan in the near term to transition some of our product manufacturing to another vendor, with contract terms that will likely involve some of the same provisions for compensation of the vendor as we have with Solectron. For our Promina products, final assembly, quality control and final testing are performed in the Fremont manufacturing facility. We maintain control over parts procurement, design, documentation and selection of approved suppliers. We have a multi-year contract with Solectron that requires it to meet defined performance specifications. Because Solectron is a sole source vendor, any interruption in Solectron's manufacturing processes or a failure to renew our contract could have a material adverse effect on our financial results and operations.

Currently, several key components of our Promina and SCREAM products are available only from a single source, including certain integrated circuits and power supplies. In addition, some components are in short supply generally throughout the industry. Depending upon the component, there may or may not be alternative sources or substitutes. Some of these components are purchased through purchase orders without an underlying long-term supply contract. Any delay or difficulty in obtaining needed components could seriously impact our ability to ship products.

We maintain sufficient inventory to ship products quickly, normally within 30 to 90 days after receipt of an order. Scheduling of production and inventory supply is based on internal sales forecasts. Generally, our customer contracts allow the customers to reschedule delivery dates or cancel orders within certain time frames before shipment without penalty and outside those time frames with a penalty. Because of these and other factors, there are risks of excess or inadequate inventory that could materially impact our expenses, revenue and earnings. Additionally, DX-rated orders from the Federal Government can interrupt scheduled shipments to our other customers.

We anticipate achieving improved margins based on increased sales of new products, while also achieving better pricing based on larger volumes of components.

We are focused on continually enhancing the quality of products and services delivered to customers worldwide. This includes improving the quality of supplied components, subassemblies and internal processes. As part of this continuing process, net.com is ISO 9001:2000 certified.

RESEARCH AND DEVELOPMENT

We believe that our long-term success depends on our ability to maintain product and technology leadership. The networking equipment industry is characterized by rapid technological change, evolving industry standards, frequent new product introductions, enhancements to products currently in the market and constantly changing customer requirements. To compete effectively, net.com must be able to bring new products to market in a timely and cost-effective manner and enhance existing products to extend their useful life. Along with making continued investments in our internal research and development, we will also consider strategic acquisitions where appropriate to provide needed technology and resources.

We continually monitor relevant markets and our customers' businesses and technology developments in order to develop products that proactively address customer needs. Our SCREAM products were designed with an open architecture to facilitate the development by third parties of products that will enhance the capabilities of SCREAM. Further, we design to industry standards and support industry standards bodies in their endeavors. Despite our efforts, however, there is no guarantee that we will be able to successfully develop new products or that our customers or our targeted markets will accept any products we develop.

The majority of our research and development activity is focused on our broadband products, primarily the SCREAM product line. The development costs for SCREAM have declined in the most recent fiscal year, reflected in lower research and development spending, while development costs for SHOUTIP were relatively constant. We continue to provide engineering support to Promina and to provide feature enhancements required to maintain Promina's viability, and to invest in the SCREAMlink migration program. While most product development activity is undertaken in-house, external development organizations are sometimes used to shorten time to market.

In fiscal 2003, 2002, and 2001, net.com's research and development expenditures were $26.0 million, $33.0 million, and $40.4 million, respectively.

EMPLOYEES

As of March 28, 2003, we had 428 full-time employees. None of our employees are represented by a labor union. We consider our employee relations to be good.

GEOGRAPHIC INFORMATION

See Note 14 to our consolidated financial statements.

INTELLECTUAL PROPERTY

Our ability to invent and develop new technologies and then to protect these technologies from abuse by others outside net.com is an important part of our success. We use all available means to protect our proprietary technology including patents, trade secrets, trademarks and copyrights. All of our employees sign confidentiality and invention disclosure agreements and anyone outside net.com receiving information either signs a non-disclosure agreement prior to receiving information or is a net.com licensee. To foster disclosure of patentable inventions, we provide financial incentives to employees. We believe that ownership of patents, copyrights and trade secrets is important to our ability to compete and to defend ourselves against patent infringement allegations.

Over the past twenty years, a number of patents have been issued to net.com in the United States, Europe and Japan. These include some very early basic ATM inventions that conform to ATM Forum standards. We have a highly focused effort to identify and patent our proprietary SCREAM and SHOUTIP technology. We expect to continue filing patent applications as our development process for SCREAM and SHOUTIP moves forward. In addition, as part of our acquisition of FlowWise Networks (FlowWise) in December 1999, we became the successor to several filed patent applications relating to the FlowWise product.

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

We have not historically pursued claims against other companies based on possible infringements of our patent portfolio, but we believe that our investment in intellectual property protection can offer defenses and bargaining positions in the event other companies pursue such claims against us. In June 2000, we entered into our first patent cross-licensing agreement. The agreement is with Lucent Technologies, ARL Corporation (Lucent), whereby net.com and Lucent licensed patents to each other. Lucent will receive a license under all of our patents relating to our data networking products and/or our access system products and we will receive a license under all of Lucent's patents relating to any and all of Lucent's products and services. Our portfolio includes patents in basic networking and ATM technologies supported by the ATM Standards Forum and other standard setting bodies. This cross-license agreement with Lucent has a five-year term.

WHERE YOU CAN FIND MORE INFORMATION

We make our annual report on From 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports filed pursuant to
Section 13(a) or 15(d) of the Exchange Act, available free of charge on or through our Internet website located at WWW.NET.COM, as soon as reasonably practicable after they are filed with or furnished to the SEC.

ITEM 2.  PROPERTIES

net.com is headquartered in Fremont, California. In December 2000, we entered into a ten-year lease for two buildings totaling 185,790 square feet for our headquarters and research and development personnel as well as to house our manufacturing operations. net.com and our subsidiaries also lease sales and service offices at other locations in the United States, Canada, United Kingdom, France, Mexico, Singapore, Uruguay, China, Japan, and Hong Kong.

ITEM 3.  LEGAL PROCEEDINGS

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders during the quarter ended March 28, 2003.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

See Note 9 and 10 in the "Notes to Consolidated Financial Statements." At June 9, 2003, there were approximately 500 registered stockholders of record of net.com.

MARKET PRICE

net.com's common stock is traded on the New York Stock Exchange under the symbol "NWK." The following table sets forth, for the quarterly periods indicated, the high and low sale prices of our common stock:

      Fiscal 2003                                 High              Low
      -----------------------------------------------------------------

      First quarter                            $  5.98          $  4.00

      Second quarter                              4.30             3.23

      Third quarter                               4.60             2.84

      Fourth quarter                           $  7.24           $ 3.80
      -----------------------------------------------------------------

      Fiscal 2002                                 High              Low
      -----------------------------------------------------------------

      First quarter                            $  4.95          $  3.00

      Second quarter                              4.35             2.80

      Third quarter                               5.10             2.40

      Fourth quarter                           $  5.81          $  4.60
      -----------------------------------------------------------------

net.com has never declared or paid dividends on our capital stock and does not intend to pay dividends in the foreseeable future. In addition, our 7 1/4% convertible subordinated debentures trade in the over-the-counter market.

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

(In thousands, except per share amounts)

FISCAL YEARS ENDED                                    2003         2002        2001        2000       1999
-------------------------------------------------------------------------------------------------------------

Total revenue                                       $122,100   $101,546     $144,286     $225,686   $263,835

Net loss                                             (18,448)   (37,398)     (20,790)     (40,070)    (7,054)

Diluted loss per share                                 (0.82)     (1.69)       (0.96)       (1.86)     (0.32)

7 1/4% convertible subordinated debentures            24,706     24,706       24,706       24,706     24,706

Total assets                                        $164,818   $187,422     $235,346     $259,994   $313,112

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the accompanying notes. Statements contained in this discussion that are not historical facts are forward-looking statements within the meaning of the federal securities laws that relate to future events of our financial performance. A forward-looking statement may contain words such as "plans," "hopes," "believes," "estimates," "will continue to be," "will," "continue to," "expect to," "anticipate that," "to be," or "can impact." Forward-looking statements are based upon management expectations and involve risks and uncertainties that may cause actual results to differ materially from those anticipated in the forward-looking statements. Many factors may cause actual results to vary including, but not limited to, the factors discussed in this discussion. Net.com expressly disclaims any obligation or undertaking to revise or publicly release any updates or revisions to any forward-looking statement contained in this discussion. Investors should carefully review the risk factors described in this document along with other documents net.com files from time to time with the SEC.

RESULTS OF OPERATIONS

The following table depicts data derived from the consolidated statements of operations expressed as a percentage of revenue:

                                                                          Fiscal years ended:

                                                                    Mar. 28,    Mar. 29,    Mar. 30,
Percent of revenue                                                    2003        2002        2001
----------------------------------------------------------------------------------------------------------
Product revenue                                                       83.5%       73.6%       53.4%
Service and other revenue                                             16.5        26.4        46.6
----------------------------------------------------------------------------------------------------------
     Total revenue                                                   100.0       100.0       100.0
----------------------------------------------------------------------------------------------------------
Product revenue gross margin                                          48.5        37.5        42.8
Service and other revenue gross margin                                 9.2        10.0        33.7
----------------------------------------------------------------------------------------------------------
     Total gross margin                                               42.0        30.3        38.5
----------------------------------------------------------------------------------------------------------
Sales and marketing                                                   26.3        32.5        31.0
Research and development                                              21.3        32.5        28.0
General and administrative                                             9.2        12.0         8.8
Restructure costs (benefits)                                           1.7         1.2        (1.0)
Amortization of goodwill and other intangible assets                   -           3.4         2.3
----------------------------------------------------------------------------------------------------------
     Total operating expenses                                         58.5        81.6        69.1
----------------------------------------------------------------------------------------------------------
     Loss from operations                                            (16.5)      (51.3)      (30.6)
Interest income                                                        2.1         5.6         5.5
Interest expense                                                      (1.7)       (1.9)       (1.3)
Other                                                                  5.7         8.8        10.4
----------------------------------------------------------------------------------------------------------
Loss before income taxes                                             (10.4)      (38.8)      (16.0)
Income tax benefit                                                    (3.1)       (2.0)       (1.5)
----------------------------------------------------------------------------------------------------------
Loss before cumulative change in accounting
     principle, relating to goodwill                                  (7.3)      (36.8)      (14.5)
----------------------------------------------------------------------------------------------------------
Cumulative change in accounting principle, relating to goodwill       (7.8)          -           -

----------------------------------------------------------------------------------------------------------
Net loss                                                             (15.1)%     (36.8)%     (14.5)%
==========================================================================================================

COMPARISON OF 2003, 2002 & 2001

REVENUE Total revenue increased 20.2% to $122.1 million in fiscal 2003 compared to $101.5 million in fiscal 2002, due to increased product revenue. Fiscal 2002 total revenue decreased 29.2% from $144.3 million in fiscal 2001, due mostly to a decrease in service revenue, which was substantially reduced by the sale of our federal services business in that year, as well as slightly reduced product revenue.

Product revenue increased 36.3% to $101.9 million in fiscal 2003, as compared to $74.8 million in fiscal 2002. Fiscal 2002 product revenue decreased 2.9% from $77.0 million in fiscal 2001. Product revenue is generated primarily from our circuit-switched product line, Promina, which accounts for the majority of our worldwide product sales. Product revenue increased in fiscal 2003 primarily due to the strength of our Promina sales to government agencies, both domestically and internationally. In addition, product sales of our new broadband products SCREAM and SHOUTIP, contributed to the product revenue increase in fiscal 2003 but remain less than 10% of total revenues. Product revenue declined in 2002 primarily as a result of a general decline in the overall market for circuit-switched products. Product revenue was also impacted in 2002 by the end of life for our SONET Transmission Manager (STM), product line, which accounted for $9.3 million in revenue in fiscal 2001 and no revenue in fiscal 2002. The 2002 decrease was partially offset by revenue growth in our Federal business, fueled by increased government defense spending and increased security initiatives after the events of September 11, 2001.

Product revenue for the Federal Government sales channel, which includes sales to the U.S. Government and government contractors, increased 59.0% to $76.8 million in fiscal 2003 from $48.3 million in fiscal 2002, which was an increase of 17.0% compared to $41.3 million in fiscal 2001. The revenue growth for the Federal Government sales channel is partially a result of our SCREAMlink program. In fiscal 2003, we announced our SCREAMlink program that combines the Promina platform and SCREAM under a single management architecture and allows our customers who use our narrowband product to migrate to a broadband ATM/IP network. The SCREAMlink strategy is partially responsible for the renewed demand in our Promina product line and some of the initial interest in our new SCREAM product line from our traditional government customers. Product revenue for the North America (other than government) sales channel was $1.8 million in fiscal 2003 representing a decrease of 46% compared to $3.3 million in fiscal 2002, which represented a decrease of 68.0% from $10.3 million in fiscal 2001. Product revenue for the Asia Pacific/Latin America sales channel was $6.0 million in fiscal 2003, representing a decrease of 26.0% compared to $8.1 million in fiscal 2002, which represented a decrease of 12% from $9.2 million in fiscal 2001. Product revenue for the European sales channel was $17.3 million in fiscal 2003, representing an increase of 15.0% compared to $15.1 million in fiscal 2002, which represented a decrease of 7.0% compared to the $16.2 million in fiscal 2001.

Service and other revenue decreased 24.6% to $20.2 million in fiscal 2003, as compared to $26.8 million in fiscal 2002, as the result of enterprise customers lowering service levels to reduce costs. Fiscal 2002 service and other revenue decreased 60.2% compared to $67.3 million in fiscal 2001, primarily due to the sale of our Federal Services Business (FSB) to CACI International Inc. (CACI) in the third quarter of fiscal 2001. The FSB revenue in fiscal 2003, 2002, and 2001 was $2.6 million, $1.9 million and $34.3 million, respectively.

We have developed service creation solutions that expand our service offerings for our newer product lines, SCREAM and SHOUTIP, which may offset part of the decline in service and other revenue experienced in fiscal 2003 and 2002. In addition, we have recently announced the end of life for service on our IDNX product line, and to the extent customers make network upgrades to our current products, we would expect a level of related service revenue. Despite incremental service and other revenue from the new product offerings and the network upgrades, we believe service and other revenue will remain relatively flat or decrease in fiscal 2004, compared to fiscal 2003, as a result of a decline in the installed base of Promina equipment.

GROSS MARGIN Total gross margin, comprised of product and service margin, increased as a percentage of total revenue to 42.0% in fiscal 2003 compared to 30.3% in fiscal 2002 and 38.5% in fiscal 2001. The increase in total gross margin in fiscal 2003 is primarily the result of the following:

     1) Higher product margins. Product gross margins as a percentage of product revenue increased to 48.5% in fiscal 2003 compared to 37.5% in fiscal 2002. The increase in product gross margins resulted from the higher product revenue and lower manufacturing variances compared to fiscal 2002. Manufacturing variances were reduced, primarily by lower charges for excess and obsolete inventory, which was $2.3 million in fiscal 2003 compared to $6.3 million in fiscal 2002. The $2.3 million charge in fiscal 2003 resulted primarily from the obsolescence of a first-generation printed circuit assembly used in the SHOUTIP product line.

     2) A mix of total revenue that included a lower percentage of service and other revenue and a higher percentage of product revenue. Service and other revenue gross margins are lower than product revenue gross margins. The percentage of service revenue to total revenue was 16.5% in fiscal 2003 compared to 26.4% in fiscal 2002.

The decrease in total gross margin in fiscal 2002 compared to fiscal 2001 is primarily the result of the following:

     1) Lower product revenue gross margins. Product gross margin decreased to 37.5% in fiscal 2002, compared to 42.8% in fiscal 2001. In fiscal 2002, we incurred charges of $6.3 million related to the write-off of excess and obsolete inventory. In fiscal 2001, a charge of $1.4 million was taken in connection with the end of life and subsequent obsolescence of the STM and the Router Accelerator product lines. Additionally, in fiscal 2002 and 2001, product margins were impacted by unfavorable manufacturing variances resulting from lower revenues.

     2) Lower service and other revenue gross margin. Services and other revenue gross margin decreased to 10.0% of revenue in fiscal 2002 from 33.7% in fiscal 2001. The decrease in service and other revenue gross margin in fiscal 2002 primarily resulted from lower services contract revenues resulting from the sale of our federal service business (FSB) to CACI in the third quarter of fiscal 2001. A significant portion of service costs are fixed, and thus margins will continue to be low while service revenue remains low.

Gross margins may be adversely affected in the future by increases in material or labor costs, excess inventory, obsolescence charges, changes in shipment volume, loss of cost savings, increased price competition, geographic mix and changes in channels of distribution or in the mix of products and services sold. If product or related warranty costs associated with our products are greater than we have previously experienced, gross margin would also be adversely affected.

OPERATING EXPENSES Total operating expenses decreased to $71.4 million in fiscal 2003 from $82.9 million in fiscal 2002 and $99.8 million in fiscal 2001. Operating expenses as a percentage of total revenue decreased to 58.5% in fiscal 2003, compared to 81.6% in fiscal 2002 and 69.1% in fiscal 2001. The decrease in operating expenses as a percentage of total revenue is partly due to tightly managed expenses, but in fiscal 2003 is also due to higher total revenue over fiscal 2002 and the completion of amortization of certain assets in fiscal 2002. The increase in operating expenses as a percentage of total revenue for fiscal 2002 over fiscal 2001 is due to the sharp reduction in revenue in fiscal 2002, as well as restructuring expense in fiscal 2002 compared to a credit in fiscal 2001. In the third and fourth quarters of fiscal 2002, we completed two separate restructurings that each included a reduction in our workforce. These reductions contributed to lower operating expenses in fiscal 2003 and 2002. In addition, each quarter of fiscal 2003 included small restructurings of either reductions in our workforce or downsizing of field offices. The restructure expense in fiscal 2003 was a charge of $2.1 million compared to $1.2 million in fiscal 2002 and a credit of $1.4 million in fiscal 2001. The credit in fiscal 2001 resulted from lower costs than initially estimated related to the closure of field offices.

Sales and marketing expenses in fiscal 2003 decreased $867,000 to $32.1 million compared to $33.0 million in fiscal 2002 and $44.7 million in fiscal 2001. Sales and marketing spending as a percentage of total revenue in fiscal 2003 decreased to 26.3% compared to 32.5% in fiscal 2002 and decreased from 31.0% in fiscal 2001. The decrease in fiscal 2003 spending compared to 2002 resulted primarily from the following:

     o    a reduction of $763,000 in depreciation and amortization,

     o    a reduction of $373,000 in advertising expense,

     o    a reduction of $300,000 in facility and information systems expenses,

     o a reduction of $129,000 in third party service costs for international sales offices,

     o    a decrease in recruiting expense of $125,000, and

     o    a decrease in communications costs of $68,000.

These decreases were offset in part by an increase in salary and related costs of $1.0 million, primarily related to sales commissions. The decrease in fiscal 2002 spending, compared to 2001, resulted from a decrease in salary and related costs of $5.9 million, a decrease in travel expenses of $518,000, a decrease in depreciation costs of $1.7 million, and a decrease of $1.2 million in lower sales and marketing related costs consistent with decreased revenue.

Research and development expenses in fiscal 2003 decreased $7.0 million to $26.0 million, compared to $33.0 million in fiscal 2002 and $40.4 million in fiscal 2001. Research and development spending as a percentage of total revenue decreased to 21.3% in fiscal 2003 compared to 32.5% in fiscal 2002 and 28.0% in fiscal 2001. The decrease in fiscal 2003 spending, compared to 2002, resulted from a reduction of $3.0 million in salary related expenses, a decrease of $1.8 million in depreciation and amortization costs and a reduction of $1.6 million in engineering-related materials expenses. In fiscal 2003, 2002 and 2001, we focused research and development resources on the development and release of our broadband and IP-telephony product offerings. The decrease in fiscal 2002 spending, compared to 2001 resulted from a reduction of $4.9 million in salary related expenses, a decrease of $1.5 million in depreciation costs and a reduction of $1.2 million in engineering-related materials expenses. In fiscal 2004, we expect that research and development expenses will remain flat or increase slightly as we balance cost control with the development and introduction of enhancements to our new products.

General and administrative expenses in fiscal 2003 decreased $1.0 million to $11.2 million, compared to $12.2 million in fiscal 2002 and $12.7 million in fiscal 2001. General and administrative spending as a percentage of total revenue decreased to 9.2% in fiscal 2003 compared to 12.0% in fiscal 2002 and increased from 8.8% in fiscal 2001. The decrease in general and administrative spending in fiscal 2003 compared to 2002 was the result of reduction of $556,000 in salary related expenses, a decrease in recruiting and relocation expense of $271,000 and a decrease in facility and information systems expenses of $146,000. The decrease in general and administrative spending in fiscal 2002 compared to 2001, was the result of decreased salary related expenses of $1.5 million, offset by an increase of $912,000 in information technology related expenses. We expect general and administrative spending to remain relatively flat or decline slightly due to continued focus on cost control.

The restructuring charge of $2.1 million recorded during fiscal 2003 consisted of $730,000 for employee separation costs, $818,000 for lease termination costs, $286,000 for office closure costs, and $245,000 for other charges. The remaining liability for restructuring charges is $904,000 at March 28, 2003.

The restructuring charge of $1.2 million recorded during fiscal 2002 consisted of $1.0 million for employee separation costs and $153,000 for other charges. The remaining liability for restructuring charges was $584,000 at March 29, 2002.

Components of accrued restructuring charges, which are included in accrued liabilities in the accompanying balance sheet, and changes in accrued amounts related to this restructuring program during the fiscal years ended March 29, 2002, March 28, 2003 and as of March 20, 2001 were as follows (in thousands):

    ---------------------------------------------------------------------------------------
                              EMPLOYEE                 OFFICE         OTHER
                             SEPARATION     LEASE     CLOSURE     RESTRUCTURING
                                COSTS     WRITE-OFF    COSTS          COSTS         TOTAL
    ---------------------------------------------------------------------------------------
    Balance at March
       30, 2001              $     847     $     -    $   471      $        -    $   1,318
    Provision                    1,034           -          -             153        1,187
    Payments                     1,707)          -       (214)              -       (1,921)
                           ----------------------------------------------------------------
    Balance at March
       29, 2002                    174           -        257             153          584
                           ----------------------------------------------------------------
    Provision                      730         818        286             245        2,079
    Payments                      (744)       (204)      (507)           (304)      (1,759)
                           ----------------------------------------------------------------
    Balance at March
       28, 2003              $     160     $   614    $    36      $       94    $     904
                           ================================================================

We believe that all costs associated with our plan of business reorganization will be paid no later than the end of fiscal 2005.

As a result of the adoption of SFAS 142 in the first quarter of fiscal 2003, goodwill and other intangible assets were written off. Amortization of goodwill ceased, and therefore there was no amortization of goodwill in fiscal 2003. Amortization of goodwill and other intangible assets in fiscal 2002 and 2001 was $3.4 million in each year. The amortization expense in fiscal 2002 and fiscal 2001 was a result of two acquisitions, Convergence Equipment Company, which occurred in the first quarter of fiscal 2001, and FlowWise Networks, Inc., which occurred in the third quarter of fiscal 2000.

SFAS 142 requires goodwill to be tested for impairment under certain circumstances. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss shall be recognized in an amount equal to that excess, and written down when impaired, rather than being amortized as previous standards required. We completed our implementation test, which determined that goodwill was impaired, resulting in a charge of $9.6 million in the first quarter of fiscal 2003. This charge is presented as a cumulative effect of change in accounting principle, relating to goodwill.

NON-OPERATING ITEMS Interest income, primarily related to cash and short-term investments, decreased $3.2 million to $2.5 million in fiscal 2003 from $5.7 million in fiscal 2002 and $8.0 million in fiscal 2001. The decrease in interest income is primarily the result of declining yields as well as lower cash balances of our investment portfolio in fiscal 2003 and 2002 compared to fiscal 2001. Although cash balances may increase in fiscal 2004, we expect interest income to decline as a result of declining yields from our investment portfolio.

Interest expense increased $121,000 to $2.0 million in fiscal 2003, compared to $1.9 million in both fiscal 2002 and fiscal 2001. Interest expense is primarily attributable to the 7 1/4% convertible subordinated debentures. Interest expense for the debentures remained constant in fiscal 2003, 2002, and 2001 at $1.8 million in each year. The increase in interest expense in fiscal 2003 resulted from debt obligations assumed by net.com as part of the building repair for our former Fremont, California campus.

Other income in fiscal 2003 decreased $1.9 million to $7.0 million, compared to $8.9 million in fiscal 2002 and $15.0 million in fiscal 2001. Other income in fiscal 2003 included a gain of $2.4 million from insurance proceeds received for construction costs associated with our new Fremont campus and a gain of $5.0 million from the CACI agreement for the divestiture of our FSB. Other income in fiscal 2002 included a gain of $3.7 million from insurance proceeds associated with our new Fremont campus and a gain of $5.0 million from the sale of our FSB. Other income in fiscal 2001 included a gain of $14.9 million from the sale of our FSB. We expect further gains in fiscal 2004 and fiscal 2005 of $1.5 million each year, related to the CACI agreement for the divestiture of our FSB.

We received tax benefits of $3.8 million in fiscal 2003, $2.0 million in fiscal 2002 and $2.2 million in fiscal 2001. Each year, we evaluate the adequacy of our tax liability reserves taking into account the statute of limitations on previously filed tax returns as well as our expected net losses. The result of this reevaluation was to reduce the amount of reserves and to record a tax benefit in each of the past three fiscal years.

SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table provides a summary of our contractual cash obligations and other commercial commitments as of March 28, 2003 (in thousands):

                                                      LESS THAN       1-3         4-5         AFTER
CONTRACTUAL OBLIGATIONS                     TOTAL       1 YEAR       YEARS       YEARS       5 YEARS
--------------------------------------  --------------------------------------------------------------
Long-Term Debt                             $ 24,706    $       -    $      -    $      -   $   24,706
Interest on Long-Term Debt                   19,703        1,791       3,582       3,582       10,748
Operating Leases                             35,130        5,621       7,446       6,568       15,495
                                        --------------------------------------------------------------
Total Contractual Obligations              $ 79,539    $   7,412    $ 11,028    $ 10,150   $   50,949
                                        ==============================================================

SIGNIFICANT ACCOUNTING POLICY JUDGMENTS AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires that we make estimates and judgments, which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to sales returns, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring charges, contingencies, such as litigation, and contract terms that have multiple elements and other complexities typical in the telecommunications equipment industry. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.

REVENUE RECOGNITION: We recognize revenue, generally upon shipment, when all four of the following criteria are met:

1) we have a contract with our customer;

2) when delivery has occurred and risk of loss passes to the customer;

3) when our price is fixed or determinable; and

4) when collection of the receivable is reasonably assured.

For transactions where we have not yet obtained customer acceptance, revenue is generally deferred until the terms of acceptance are satisfied. Revenue for installation or other services is recognized upon completion of the service. Maintenance contracts are sold separately from the products and revenue is recognized ratably over the period of the contracts. A reserve for sales returns is established based on historical trends in product returns. If the actual future returns differ from historical levels, our revenue could be adversely affected.

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

INVENTORY PROVISIONS: Inventory purchases and commitments are based upon future demand forecasts. If there is a significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to make adjustments to write down our inventory to the lower of cost or market, and our gross margin could be adversely affected.

WARRANTY ACCRUALS: We generally warrant hardware product sales for twelve months and software for three months. We accrue warranty expense based on historical expense trends calculated as a percentage of new product sales. Actual expenses are charged against the accrual in the period they are incurred. On a quarterly basis, the warranty accrual is analyzed for adequacy based on actual trends and subsequent adjustments are made to the liability balance.

Components of the warranty accrual, which are included in accrued liabilities in the accompanying balance sheet, during fiscal 2003 were as follows (in thousands):


    ----------------------------------------------------------------------------------------------------
                               BALANCE AT     CHARGES TO    CHARGES TO         OTHER          BALANCE
                              BEGINNING OF      COST OF      WARRANTY       ADJUSTMENTS       END OF
                                 PERIOD       GOODS SOLD      ACCRUAL           (1)          THE PERIOD
    ----------------------------------------------------------------------------------------------------
    Year ended March
       28, 2003                $     639       $    210      $   (338)       $    (307)       $   204
    ----------------------------------------------------------------------------------------------------

(1) Adjustment resulted from a change in warranty cost estimates primarily from lower hourly costs of labor to repair products and frequency of warranty claims.

STOCK BASED COMPENSATION: We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Accordingly, no charges were taken in fiscal years 2003, 2002, and 2001 as all stock options were granted at market price.

DEFERRED TAXES: We have incurred tax losses in the last four fiscal years and, at March 28, 2003, we have an estimated $89.9 million of federal net operating loss carryforwards and $18.3 million of state operating loss carryforwards available to reduce tax payments in future periods. We have provided a full valuation allowance against our tax assets, given the uncertainty as to their realization. In future years, these benefits are available to reduce or eliminate taxes on future taxable income. Current federal and state tax laws include provisions that could limit the annual use of our net operating loss carryforwards in the event of certain defined changes in stock ownership. Our issuances of common and preferred stock may have resulted in such a change. Accordingly, the annual use of our net operating loss carryforwards may be reduced by these provisions. Management has not yet determined the extent of the limitation, and this limitation may result in the loss of carryforward benefits due to their expiration.

LIQUIDITY AND CAPITAL RESOURCES

As of March 28, 2003, we had cash and cash equivalents of $20.6 million, restricted cash of $1.4 million and short-term investments of $72.6 million for a total of $94.6 million as compared to $94.9 million at the end of fiscal 2002 and $133.8 million at the end of fiscal 2001. In fiscal 2003, the days sales outstanding (DSO) decreased 27 days to 39 days from 66 days at the end of fiscal 2002. The lower DSO resulted in a decrease in accounts receivable of $4.9 million to $14.6 million at the end of fiscal 2003 compared to $19.5 million at the end of fiscal 2002. The lower accounts receivable combined with the $5.0 million payment received from CACI and the insurance proceeds of $3.5 million offset our net operating losses, thus keeping cash and investment balances relatively flat year-over-year. The fiscal 2002 reduction was primarily the result of cash used to fund operations, as well as $12.4 million used to build our new Fremont campus.

Net cash used in operations was $1.8 million in fiscal 2003, compared to $18.8 million in fiscal 2002 and $9.4 million in fiscal 2001. In fiscal 2003, cash used in operations resulted primarily from a net loss of $18.4 million, a decrease in accounts payable of $2.5 million and a decrease in accrued liabilities of $3.8 million. Net cash provided by operations included a reduction in accounts receivable of $4.9 million, a decrease in inventory of $235,000 and a decrease in prepaid expenses and other assets of $2.2 million. Net non-cash operating activity included the adjustment for depreciation and amortization of $9.5 million, a gain recognized from proceeds relating to the sale of our FSB of $5.0 million, a gain recognized of $2.4 million from the insurance settlement relating to our new Fremont campus, cash proceeds from the insurance settlement of $3.5 million and the cumulative change in accounting principle for goodwill impairment of $9.6 million. In fiscal 2002, cash used in operations resulted primarily from a net loss of $37.4 million and a decrease in accrued liabilities of $11.8 million. Net cash provided by operations in fiscal 2002, resulted primarily from a decrease in accounts receivable of $10.3 million, a decrease in inventory of $5.3 million, and a decrease in prepaid assets of $1.3 million. Net non-cash operating activity in fiscal 2002, included the adjustments for depreciation and amortization of $16.7 million, a gain recognized from proceeds relating to the sale of our FSB of $5.0 million, a gain recognized of $3.7 million from the insurance settlement relating to our new Fremont campus, and cash proceeds from the insurance settlement of $5.3 million.

Net cash provided by investment activities was $5.0 million in fiscal 2003, compared to $13.0 million in fiscal 2002 and $13.3 million in fiscal 2001. Cash provided by investment activities was primarily from maturing temporary investments, net of new purchases, of $3.5 million; $5.0 million received from the sale of our FSB and a decrease in restricted cash of $1.9 million, offset by $5.9 million of cash used for the purchases of fixed assets, net of retirements. Net cash provided by investment activities in fiscal 2002 consisted primarily of the proceeds from maturing temporary cash investments, net of new purchases, of $36.1 million, and $5.0 million received from the sale of our FSB, offset by $24.9 million of cash used for the purchases of fixed assets, most of which were leasehold improvements on our new Fremont campus, and an increase in restricted cash of $2.7 million used primarily to secure a line of credit required by the lease provisions.

Net cash provided by financing activities was $1.5 million in fiscal 2003 compared to $1.1 million in fiscal 2002 and $1.3 million in fiscal 2001. In fiscal 2003, cash provided by financing activities was $1.6 million from the sale of common stock, offset by the use of $53,000 in cash for the payment of capital leases. In fiscal 2002, cash provided by financing activities was $1.3 million from the sale of common stock, offset by the use of $154,000 in cash for the payment of capital leases. In fiscal 2001, cash provided by financing activities was $2.9 million from the sale of common stock, which was partially offset by the use of $1.4 million in cash for the repurchase of common stock and $154,000 in cash for the payment of capital lease.

We believe that our existing current cash and cash equivalents, short-term investments and cash flows from operations will be sufficient to fund operations, purchases of capital equipment and research and development programs currently planned at least through the next 12 months.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for interim periods beginning after June 15, 2003. We are currently evaluating the effect of SFAS 150 on our balance sheet, results of operations and cash flows.

In April 2003, the FASB issued, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an "underlying" to conform it to language used in FASB Interpretation No. (FIN) 45, and (4) amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS No. 149 are to be applied prospectively. We are currently evaluating the effect of this statement on our balance sheet, results of operations and cash flows.

In December 2002, FASB issued SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amends SFAS 123, Accounting for Stock-Based Compensation. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS 148 is effective for fiscal years ending after December 15, 2002. We adopted the disclosure provisions of SFAS 148 as of March 28, 2003. We have not yet determined the effect that the transition provisions of SFAS 148 would have on our operating results or financial position, if any.

In November 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which elaborates on the disclosures to be made by guarantor in its interim and annual financial statements about its obligations under certain guarantees that it is issued. We adopted the disclosure requirement of FIN 45. We are currently determining what effect if any, the other provisions of FIN 45 will have on our operating results or financial condition.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination

Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. We have adopted the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have an impact on our historical consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of APB 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. We adopted SFAS 144 on March 30 2002. The adoption of SFAS 144 did not have a material impact on our consolidated financial statements.

BUSINESS ENVIRONMENT AND RISK FACTORS

Our business is subject to the risks and uncertainties described below. Although we have tried to identify the material risks to our business, this is not an all-inclusive list. There may be additional risks that have not yet been identified and risks that are not material now but could become material. Any one of these risks could hurt our business, results of operations or financial condition.

WE HAVE INCURRED NET LOSSES IN THE PAST AND MAY CONTINUE TO INCUR LOSSES IN THE FUTURE.

For each of the past five fiscal years, we have incurred net losses. Although the Company has reduced operating expenses over the past few years, we will need revenues to continue to grow in order to achieve profitability. Our narrowband product line, Promina, currently provides the bulk of our revenue, but we expect revenue from that product line to decline over the next few years. Our newer broadband and IP-telephony product lines, SCREAM and SHOUTIP, have not yet achieved market acceptance or broad commercial sales, and we are incurring substantial product development and marketing expenses for those product lines. Accordingly, we will not likely be profitable unless our newer product lines achieve commercial success that outpaces the anticipated decline of our Promina product line. In addition, we must contain our operating expenses, many of which are fixed in the short term making it difficult to reduce expenses rapidly in response to shortfalls in revenue.

OUR OPERATING RESULTS MAY CONTINUE TO FLUCTUATE.

Our operating results vary significantly from quarter to quarter. These fluctuations may result from a number of factors, including:

     o    the volume and timing of orders from and shipments to our customers;

     o    the length and variability of the sales cycle of our products;

     o    the timing of and our ability to obtain new customer contracts;

     o    the timing of new products and services;

     o    the mix of sales among products and services,

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

     o the adoption of new accounting standards, such as the potential requirement to record expenses for employee stock option grants;

     o changes to revenue recognition rules or changing interpretations of such rules as they apply to our sales;

     o    the obsolescence of inventories;

     o    the timing and size of Federal Government budget approvals; and

     o general economic conditions as well as those specific to the telecommunications, Internet and related industries.

Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Any shortfall in revenue may adversely affect our business, results of operations and financial condition. Investors should not rely on our results or growth for one quarter as any indication of our future performance.

OUR STOCK PRICE MAY BE VOLATILE AND COULD DECLINE SUBSTANTIALLY.

The market price of our common stock has fluctuated significantly in the past, will likely continue to fluctuate in the future and may decline. Fluctuations or a decline in our stock price may occur regardless of our performance. Among the factors that could affect our stock price, in addition to our performance, are:

     o variations between our operating results and the published expectations of securities analysts;

     changes in financial estimates or investment recommendations by securities analysts following our business;

     o announcements by us or our competitors of significant contracts, new products or services, acquisitions, or other significant transactions;

     o    our sale of common stock or other securities in the future;

     o the inclusion or exclusion of our stock in various indices or investment categories, especially as compared to the investment profiles of our stockholders at a given time;

     o    changes in economic and capital market conditions;

     o    changes in business regulatory conditions; and

     o    the trading volume of our common stock.

WE ARE DEPENDENT ON REVENUE FROM THE PROMINA PRODUCT LINE.

Currently, we derive the majority of our product revenue from our Promina product line, a circuit-based narrowband technology. The market for our Promina product is expected to decline as networks are expected to increasingly employ packet-based broadband technology. This technology migration has already resulted in a significant drop in sales of our Promina products in the commercial markets over the last three years. If this decline extends into our government markets in a similar fashion before we gain traction on our newer packet-based broadband product lines, our revenue will decrease, and our business and results of operations will suffer.

A SIGNIFICANT PORTION OF OUR REVENUE IS GENERATED FROM SALES TO GOVERNMENTAL AGENCIES.

A significant portion of our total revenue from product sales comes from contracts with governmental agencies, most of which do not include long-term purchase commitments. Historically, the government has been slower to adopt new technology, such as packet-based technology, which has had the effect of extending the product life of our Promina product. However, the government has purchased and is evaluating some of our new products for broader deployment. If the government accelerated adoption of new technology, and replaced the Promina product line in their networks with products other than ours, our product revenue would decline sharply. We anticipate that our past experience will result in future contracts with the Federal Government; however, we face significant competition in this endeavor. If we fail in renewing a significant number of Federal Government contracts or if sales to the Federal Government decline sharply, our revenue may not increase to profitable levels.

CONTINUED DECLINES IN PURCHASES BY OUR COMMERCIAL CUSTOMERS AND THE OVERALL DECLINE OF PRODUCT SALES IN THE SERVICE PROVIDER MARKET COULD NEGATIVELY AFFECT OUR OPERATIONS AND FINANCIAL RESULTS.

Over the last three years, the financial health of many of our commercial customers, particularly telecommunications service providers, has deteriorated, resulting in a decreased demand for our products. In addition, the timing and volume of purchases by service providers can be unpredictable due to their need to generate new revenue with sharply reduced capital budgets while reducing operating expenses. Further, our ability to recognize revenue on sales to these customers will depend on our meeting various acceptance criteria imposed on the company in connection with these products by our early adopter customers, and on the relative financial condition of these customers and whether receivables balances from them are deemed to be collectible. Also, the selling cycle of our

SCREAM and SHOUTIP product lines could be extended if our service provider customers continue to reduce their capital budgets. Declines in revenue as a result of any of these factors could cause a material adverse effect on our business, operating results and financial condition.

OUR SUCCESS DEPENDS ON OUR ABILITY TO DEVELOP NEW PRODUCTS AND PRODUCT ENHANCEMENTS THAT WILL ACHIEVE MARKET ACCEPTANCE.

Our operating results will depend on the successful design, development, testing, introduction, marketing, and broad commercial distribution of our newer packet-based products, the SCREAM and SHOUTIP product lines. The success of these and other new products is dependent on several factors, including proper product definition, competitive pricing, timely completion and introduction to the market, differentiation from competitors' products, and broad market acceptance. The markets for our products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and evolving methods of building and operating networks. Our SCREAM product line is targeted at long-established incumbent carriers, such as BellSouth, SBC Communications, Sprint, Verizon, British Telecom and France Telecom, who typically have stringent product requirements and who are reluctant to purchase products from vendors lacking a large market capitalization. Our SHOUTIP product line is largely targeted at start-up telecommunications companies who demand highly competitive pricing. We may not successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products. Products and technologies developed by others may render our products or technologies obsolete or non-competitive, which in turn could adversely affect our ability to achieve profitability.

THE SUCCESS OF OUR SCREAM PRODUCT LINE DEPENDS LARGELY ON IT BEING CHOSEN BY SERVICE PROVIDERS AS A PLATFORM FOR THE DELIVERY OF NEW SERVICES.

Since the second quarter of our fiscal year 2000, we have spent the majority of our research and development and marketing resources to position ourselves, and our SCREAM family of products, as the next generation of telecommunications equipment that will enable carriers to optimize the delivery of differentiated services. The future success of the SCREAM product line will depend in large measure on service providers choosing to invest in products, such as SCREAM, that can be used to deliver new services such as quality-of-service guarantees, class-of-service subscriptions, or bandwidth-on-demand, to increase their revenue and lower their operating expenses. If service providers do not meaningfully invest in such new technologies, or do not choose the SCREAM product line for such investment, our revenues from SCREAM will be negatively affected, which will in turn have a negative effect on our business and operating results.

WE NEED PARTNERSHIPS TO ACCELERATE THE ACCEPTANCE OF OUR NEW PRODUCTS BY SERVICE PROVIDERS.

Building relationships with partners, such as software application partners, system integrators, OEMs or resellers can accelerate the sales of new products. The importance of the software application partners is that they provide functions, such as billing, mediation, provisioning and configuration that are needed to create a total solution for our customers. We need product OEM or resale partners to supplement and enhance our sales force both in the United States and overseas. Service providers rely on systems integrators to support new equipment or services into their network. These integrators are important in the large incumbent carrier networks and could facilitate our entry into those networks. While we have begun the process of identifying and signing software application, system integrator and OEM or resale partners, more partners may be necessary in all these areas for us to be successful. We may need to pursue strategic partnerships with vendors who have broader technology or product offerings in order to compete with the end-to-end solution providers, as well as to bolster our co-marketing efforts. Failure to sign up these new strategic partners could affect our ability to grow overall revenue.

GROSS MARGINS COULD DECLINE OVER FUTURE PERIODS.

Due to increases in competition, material and labor costs, subcontractor costs, change in absorption rate and changes in the mix of products we sell, our gross margins could decline in future quarters. Our newer product lines, SCREAM and SHOUTIP, currently have lower gross margins than our Promina product line. These lower gross margins are a result of higher discounts awarded to early adopter customers and higher component costs due to low purchase volumes of these components. A decline in our gross margins could have a material adverse effect on our business, results of operations and financial condition.

FACTORS BEYOND OUR CONTROL COULD AFFECT OUR ABILITY TO SELL INTO INTERNATIONAL MARKETS.

We conduct significant sales and customer support operations in countries outside of the United States and depend on non-US operations of our subsidiaries and distribution partners. In addition, we also maintain a satellite research and development facility in Ottawa, Province of Ontario, Canada and, on a case-by-case basis, we outsource research and development activities to third parties here in the US and abroad. As a general rule, international sales tend to have risks that are difficult to foresee and plan for, including political and economic stability, regulatory changes, currency exchange rates, changes in tax rates and structures, and collection of accounts receivable. Further, our international markets are served primarily by non-exclusive resellers who themselves may be severely affected by economic or market changes within a particular country or region. Our future results could be materially adversely affected by a variety of uncontrollable and changing factors that could affect these activities, including, among others, the outbreak of infectious diseases such as severe acute respiratory syndrome (SARS). Unforeseen or unpredictable changes in international markets could have a material adverse effect on our business, results of operations and financial condition.

THE DIVESTITURE OF OUR FEDERAL SERVICES BUSINESS HAS REDUCED OUR ABILITY TO CONTROL THE QUALITY OF SERVICE PROVIDED TO OUR FEDERAL GOVERNMENT CUSTOMERS.

On December 1, 2000, we closed the sale of our federal service business to CACI, who subsequently provides maintenance and other services to our Federal Government customers. We continue to sell net.com products directly to the Federal Government and we rely on CACI to perform staging and integration services for them. Additionally, we have a strategic alliance with CACI to jointly market each other's products and services. As a result of these arrangements, we are dependent on CACI to provide the level of service to which our customers have become accustomed. If CACI experiences difficulties in providing those services, or for any other reason leaves our mutual customers unsatisfied, it could adversely affect purchasing decisions for our products and cause our Federal Government customers to seek products from other vendors.

THE MARKET FOR OUR PRODUCTS IS HIGHLY COMPETITIVE AND MANY OF OUR COMPETITORS HAVE GREATER RESOURCES THAN US.

The market for telecommunication equipment is highly competitive, dynamic and characterized by rapid changes to and the convergence of technologies, and a worldwide migration from existing circuit technology to the new packet-based technologies. We compete directly internationally and domestically with many different companies, some of which are large, established suppliers of end-to-end solutions, such as Alcatel, Cisco, Lucent, Nortel, Juniper and Siemens. In addition, there are a number of other smaller companies that are targeting the same market, including CoSine, Nuera, Copper Mountain, Advanced Fiber Communications, Redback, and others. Some of our larger competitors have significantly greater financial, marketing and technical resources than we have and offer a wider range of networking products than we offer. They are often able to devote greater resources to the development, marketing and sale of their products and to use their equity or significant cash reserves to acquire other companies with technology and/or products that compete directly with ours. They often can compete favorably on price because their large product selection allows them to bundle multiple solutions together without significantly impacting their overall product margins. The smaller companies have more ability than net.com to focus their resources on a particular product development unencumbered by the requirements to support an existing product line. As a result of the flexibility of their market strategies, our competitors may be able to obtain strategic advantages that may adversely affect our business, financial condition or results of operations.

In addition, the networking equipment market has seen the constant introduction of new technologies that has reduced the value of older technology solutions. This has created pricing pressure on older products while increasing the performance expectations of newer networking equipment. Moreover, broadband technology standards are constantly evolving and alternative technologies or technologies with greater capability are constantly introduced and sought by our customers. It is possible that the introduction of other technologies will either supplant our current technologies and technologies we have in development or will require us to significantly lower our prices in order to remain competitive. To remain competitive, we must continue to evolve our SCREAM and SHOUTIP product lines to meet the ever-changing technology needs of the networking market while ensuring that they can be sold at a competitive price. We also must enhance our Promina product line to provide needed features that increase their overall value for the customer while keeping the price competitive. Due to the competitive nature of the market and the relative age of our Promina product offerings as well as the competitive pressure being exerted on our SCREAM and SHOUTIP technologies, we may not be able to maintain prices for them at levels that will sustain profitability.

IF WE ARE UNABLE TO SIGN COMPETITIVE RESALE PARTNERS, OUR FUTURE PRODUCT AND SERVICE REVENUE WILL BE ADVERSELY AFFECTED.

Our international sales are made almost entirely through indirect channels that include distributors and resellers worldwide, and our business strategy includes leveraging resale partners in the United States as well. Our reseller agreements do not have minimum purchase requirements that they must meet. While we require them to use their best efforts to resell our products, because our product line is small, our distributors and resellers often also resell product lines from other companies, including our competitors. Because of the size of some of these competitors and their strong market position relative to net.com, it is often difficult for us to find a distributor or reseller who is willing and contractually able to resell our products. If we cannot develop relationships with distributors and resellers that can effectively market and sell our products and services, we may not be able to meet our forecasted revenue in future quarters.

OUR PRODUCTS HAVE LONG SALES CYCLES, MAKING IT DIFFICULT TO PREDICT WHEN A CUSTOMER WILL PLACE AN ORDER AND WHEN TO FORECAST REVENUE FROM THE RELATED SALE.

Our products are very complex and represent a significant capital expenditure to our customers. The purchase of our products can have a significant impact on how a customer designs its network and provides services either within its own organization or to an external customer. Consequently, our customers often engage in extensive testing and evaluation of products before purchase. There are also numerous financial and budget considerations and approvals that the customer often must obtain before it will issue a purchase order. As a result, the length of our sales cycle can be quite long, extending beyond twelve months in some cases. In addition, our customers, including resellers, often have the contractual right to delay scheduled order delivery dates with minimal penalties and to cancel orders within specified time frames without penalty, which makes it difficult to predict whether or not an order may actually ship. We often must incur substantial sales and marketing expense to ensure a purchase order is placed. If the order is not placed in the quarter forecasted, our sales may not meet forecast and revenue may be insufficient to meet expenses.

BECAUSE IT IS DIFFICULT FOR US TO ACCURATELY FORECAST SALES, PARTICULARLY WITHIN A GIVEN TIME FRAME, WE FACE A RISK OF CARRYING TOO MUCH OR TOO LITTLE INVENTORY.

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

Our success continues to be dependent on our being able to attract and retain highly skilled engineers, managers and other key employees. Despite the economic slowdown, we must continue to compete for the most qualified personnel for new positions and to replace departing employees. Any restrictions on our ability to use stock options as a key component of employee compensation, such as changes in accounting treatment, stockholder actions, or changes in corporate regulations, could severely impair our ability to recruit and retain personnel. If we are not able to continue to attract, recruit and retain key personnel, particularly in engineering, sales and marketing positions, we may be unable to meet important company objectives such as product delivery deadlines and sales targets.

WE RELY ON A NUMBER OF SOLE SOURCE SUPPLIERS FOR OUR COMPONENT PARTS AND THIRD PARTY PRODUCTS WHICH COULD AFFECT OUR ABILITY TO SHIP OUR PRODUCTS IN A TIMELY MANNER.

We purchase key components from single source suppliers, in particular, our back planes, integrated circuits, and power supplies. If we or our sole source suppliers fail to obtain components in sufficient quantities when required, delivery of our products could be delayed resulting in decreased revenues. In addition, if one of these suppliers were no longer able to supply a required component, we may have to significantly reengineer the affected product. Further, variability in demand and cyclical shortages of capacity in the semiconductor industry have caused lead times for ordering parts to increase from time to time. If we encounter shortages or delays in receiving ordered components or if we are not able to accurately forecast our ordering requirements, we may be unable to ship ordered products in a timely manner.

WE SINGLE SOURCE OUR MANUFACTURING PROCESS; A FAILURE OR DELAY BY THAT VENDOR COULD AFFECT OUR ABILITY TO SHIP OUR PRODUCTS TIMELY.

We currently subcontract some testing and all product manufacturing to Solectron. Final test and assembly is generally performed at our Fremont, California facility. While subcontracting creates substantial cost efficiencies in the manufacturing process, it also exposes us to delays in product shipments should Solectron be unable to perform under our contract. Pursuant to our contract with Solectron, we have agreed to compensate Solectron in the event of a termination or a cancellation of orders, discontinuance of product or excess material created by an engineering change. Also, should Solectron in some future period decide not to renew our contract with them, it would be difficult for us to quickly transfer our manufacturing requirements from Solectron to another vendor, likely causing substantial delays in customer product shipments and impacting revenue and our results of operations. We plan in the near term to transition some of our product manufacturing to another vendor, with contract terms that will likely involve some of the same provisions for compensation of the vendor as we have with Solectron. Although this transition will diversify some of the outsourcing risk, the transition itself, and the lack of experience with the new vendor, could cause delays in customer product shipments or otherwise negatively affect our results of operations.

OUR INTELLECTUAL PROPERTY RIGHTS MAY NOT BE ADEQUATE TO PROTECT OUR BUSINESS.

Our future success depends in part upon our proprietary technology. Although we attempt to establish and maintain rights in proprietary technology and products through patents, copyrights, and trade secrets laws, we cannot predict whether such protection will be adequate, or whether our competitors can develop similar technology independently without violating our proprietary rights. As competition in the communications equipment industry increases and the functionality of the products in this industry further overlap, we believe that companies in the communications equipment industry may become increasingly subject to infringement claims. We have received and may continue to receive notice from third parties, including some of our competitors, claiming that we are infringing their patents or their other proprietary rights. We cannot predict whether we will prevail in any litigation over third-party claims, or that we will be able to license any valid and infringed patents on commercially reasonable terms. Any of these claims, whether with or without merit, could result in costly litigation, divert our management's time, attention and resources, delay our product shipments or require us to enter into royalty or licensing agreements. In addition, a third-party may not be willing to enter into a royalty or licensing agreement on acceptable terms, if at all. If a claim of product infringement against us is successful and we fail to obtain a license or develop or license non-infringing technology, we may be unable to market the affected product.

WE NEED TO CONTINUE TO LICENSE PRODUCTS FROM THIRD PARTIES.

For our Promina, SCREAM and SHOUTIP products, we license some of our technology from third parties. These licenses are generally limited in duration or by the volume of shipments of the licensed technology. In addition, some of these licenses contain limitations on distribution of the licensed technology or provide for expiration upon certain events, such as a change in control of the company. If the relevant licensing agreement expires or is terminated without our being able to renew that license on commercially reasonable terms, or if we cannot obtain a license for our products or enhancements on our existing products we may be unable to market the affected product.

WE FACE RISKS ASSOCIATED WITH CHANGES IN TELECOMMUNICATIONS REGULATIONS AND TARIFFS, INCLUDING REGULATION OF THE INTERNET.

Changes in domestic and international telecommunications requirements could affect the sales of our products. In the United States, our products must comply with various Federal Communication Commission (FCC) requirements and regulations. In countries outside of the United States, our products must meet various requirements of local telecommunications authorities. Changes in tariffs or failure by us to obtain timely approval of products could impact our ability to market the affected product.

The demand for our broadband products could also be affected by rulings of the FCC regarding services offered by service providers to their customers, such as differentiated broadband services. If rulings or regulations of the FCC diminish the attractiveness of offering such services, then service providers would likely have less need for our products.

In addition, there are currently few laws or regulations that govern access or commerce on the Internet. If individual countries, or groups of countries, acting in concert, began to impose regulations or standards on Internet access or commerce including IP telephony, our ability to sell our new SCREAM and SHOUTIP products or other new products would be adversely impacted if the regulations or standards resulted in decreased demand or increased costs for our products.

In North America, the former Regional Bell Operating Companies (RBOCs) recommend that Telcordia Technologies, Inc. certify telecommunications equipment under their Operations Systems Modifications for the Integration of Network Elements (OSMINE) program in order to ensure interoperability with other network elements and operational support systems. We have initiated the process for our product lines to become OSMINE certified, but this is a very expensive and lengthy process. Any delays or problems with attaining this certification could have a material adverse impact on our business, operating results, and financial condition.

WE ARE EXPOSED TO FLUCTUATIONS IN THE EXCHANGE RATES OF FOREIGN CURRENCY.

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. In fiscal 2003, we commenced using foreign exchange contracts to hedge significant accounts receivable and intercompany account balances denominated in foreign currencies. Although we have established foreign exchange contracts for non-dollar denominated sales and operating expenses in the United Kingdom, France, Germany and

Japan, exposures remain for non-dollar denominated operating expenses in Latin America, Canada, and Asia. We will continue to monitor our exposure and may hedge against these or any other emerging market currencies as necessary. Market value gains and losses on hedge contracts are substantially offset by fluctuations in the underlying balances being hedged.

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

In the first quarter of fiscal 2003, we began using foreign exchange contracts to hedge significant accounts receivable and intercompany account balances denominated in foreign currencies. Market value gains and losses on these hedged contracts are substantially offset by fluctuations in the underlying balances being hedged. The net financial impact of foreign exchange gains and losses has not been material. As a result, a 10% increase or decrease in the foreign currency rates would not have a significant effect on our business, operating results and financial condition. Our policy is to not use hedges or other derivative financial instruments for speculative purposes.

A portion of our investment portfolio is composed of income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. A sensitivity analysis assuming a hypothetical increase or decrease of 10% from levels at March 28, 2003 and March 29, 2002 indicated the fair value of the portfolio would change by an immaterial amount. At March 28, 2003, the fair value of the short-term investments was $72.6 million compared to $75.8 million at March 29, 2002.

The fair market value of our convertible subordinated debentures is sensitive to changes in interest rates and to the prices of our common stock into which it can be converted as well as our financial stability. The yield to maturity on the debentures is fixed, therefore the interest expense on the debt does not fluctuate with interest rates. At March 28, 2003, the fair value of the trading debt securities was approximately $14.8 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


FINANCIAL HIGHLIGHTS:

(Dollars in thousands, except per share amounts)

                                                                                    MAR. 28,       MAR 29,
HIGHLIGHTS FOR FISCAL YEARS ENDED                                                     2003          2002
------------------------------------------------------------------------------------------------------------
Total revenue                                                                       $122,100      $101,546
Loss from operations                                                                 (20,136)      (52,112)
Net loss                                                                             (18,448)      (37,398)
Basic and diluted loss per share                                                       (0.82)        (1.69)
Working capital                                                                      104,313       107,071
Total assets                                                                         164,818       187,422
7 1/4% convertible subordinated debentures                                            24,706        24,706
Total stockholders' equity                                                           114,834       131,307
Number of employees                                                                      428           498
------------------------------------------------------------------------------------------------------------
QUARTERLY FINANCIAL DATA (UNAUDITED):

(Dollars in thousands, except per share amounts)

                                                         FIRST        SECOND         THIRD        FOURTH
------------------------------------------------------------------------------------------------------------
FISCAL QUARTER 2003
Total revenue                                          $  27,228     $  28,066     $  33,005     $  33,801
Gross margin                                              11,271         9,191        14,228        16,609
Income (loss) before cumulative change in accounting
  principle relating to goodwill                             698        (6,887)       (3,204)          537
Cumulative change in accounting principle
  relating to goodwill                                    (9,592)            -             -             -
Net income (loss)                                         (8,894)       (6,887)       (3,204)          537
Basic and diluted per share amounts:
  Income (loss) before cumulative change in
    accounting principle relating to goodwill               0.03         (0.31)        (0.14)         0.02
  Cumulative change in accounting principle
    relating to goodwill                                   (0.43)            -             -             -
    Net income (loss)                                  $   (0.40)    $   (0.31)    $   (0.14)    $    0.02
------------------------------------------------------------------------------------------------------------
Fiscal quarter 2002

Total revenue                                          $  23,869     $  24,851     $  26,110     $  26,716
Gross margin                                               6,796         6,755         6,388        10,799
Net loss                                                 (13,772)      (13,355)       (8,177)       (2,094)
Basic and diluted loss per share                       $   (0.63)    $  (0.61)     $   (0.37)    $   (0.09)

------------------------------------------------------------------------------------------------------------

Results for the fourth quarter of fiscal 2003 include a $1.5 million tax benefit, or $0.07 per share. The results of the second quarter of fiscal 2003 include a $2.3 million tax benefit, or $0.10 per share. Additionally, the first quarter results of fiscal 2003 include a $5.0 million gain, or $0.22 per share, from payments made to net.com by CACI, related to the fiscal 2001 sale of net.com's FSB, a $2.2 million gain, or $.10 per share, related to an insurance settlement for net.com's previous headquarter facilities, and a $9.6 million loss related to the write down of goodwill.

INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of Network Equipment Technologies,
Inc.:


We have audited the accompanying consolidated balance sheets of Network Equipment Technologies, Inc. and subsidiaries as of March 28, 2003 and March 29, 2002, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended March 28, 2003. Our audits also included the consolidated financial statement schedule listed in item 16.(a)2. These financial statements and the financial statement schedule are the responsibility of Network Equipment Technologies' management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Network Equipment Technologies, Inc. and subsidiaries at March 28, 2003 and March 29, 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 28, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the financial statements, in 2003 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets".



/s/ DELOITTE & TOUCHE LLP


San Jose, California

April 11, 2003


CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)
                                                                                 MAR. 28,       MAR. 29,
                                                                                   2003           2002
-----------------------------------------------------------------------------------------------------------
ASSETS
  Current assets:
     Cash and cash equivalents                                                  $  20,593      $  15,879
     Restricted cash                                                                1,361          3,255
     Short-term investments                                                        72,614         75,763
     Accounts receivable, net of allowance of $846 (2003) and $1,896 (2002)        14,574         19,501
     Inventories                                                                   14,569         14,804
     Prepaid expenses and other assets                                              4,110          7,262
-----------------------------------------------------------------------------------------------------------
        Total current assets                                                      127,821        136,464
-----------------------------------------------------------------------------------------------------------

  Property and equipment:
     Machinery and equipment                                                       56,859         58,082
     Furniture and fixtures                                                         7,690          6,823
     Leasehold improvements                                                        22,947         20,786
-----------------------------------------------------------------------------------------------------------
                                                                                   87,496         85,691
-----------------------------------------------------------------------------------------------------------
     Less accumulated depreciation and amortization                               (53,010)       (47,719)
        Property and equipment, net                                                34,486         37,972

  Software production costs, net                                                        5            563
  Goodwill, net                                                                         -          9,535
  Other intangible assets, net                                                          -             57
  Other assets                                                                       2,506          2,831
-----------------------------------------------------------------------------------------------------------
        Total assets                                                            $ 164,818      $ 187,422
===========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Accounts payable                                                           $   5,427      $   7,870
     Accrued liabilities                                                           18,081         21,470
     Current portion of capital lease obligation                                        -             53
-----------------------------------------------------------------------------------------------------------
        Total current liabilities                                                  23,508         29,393
-----------------------------------------------------------------------------------------------------------

  Long-term liabilities:
     71/4% redeemable convertible subordinated debentures                          24,706         24,706
     Other long term liabilities                                                    1,770          2,016
-----------------------------------------------------------------------------------------------------------
        Total long term liabilities                                               26,476         26,722
-----------------------------------------------------------------------------------------------------------

  Commitments (Note 8)                                                                  -              -

  Stockholders' equity:
     Preferred stock, $.01 par value
        Authorized: 5,000 shares
        Outstanding: none                                                               -              -
     Common stock, $.01 par value
        Authorized: 50,000 shares
        Outstanding: 22,663 shares (2003) and 22,215 shares (2002)                    226            222
     Additional paid in capital                                                   184,122        184,401
     Treasury stock                                                                (3,408)        (5,581)
     Accumulated other comprehensive loss                                            (198)          (611)
     Accumulated deficit                                                          (65,908)       (47,124)
-----------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                114,834        131,307
-----------------------------------------------------------------------------------------------------------
        Total liabilities and stockholders' equity                              $ 164,818      $ 187,422
===========================================================================================================

See accompanying notes to the consolidated financial statements


CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

                                                                        MAR. 28,         MAR. 29,         MAR. 30,
FISCAL YEARS ENDED                                                        2003             2002             2001
---------------------------------------------------------------------------------------------------------------------
Revenue:
  Product revenue                                                      $  101,919      $   74,783        $   76,994
  Service and other revenue                                                20,181          26,763            67,292
---------------------------------------------------------------------------------------------------------------------
     Total revenue                                                        122,100         101,546           144,286
---------------------------------------------------------------------------------------------------------------------
Cost of sales:
  Cost of product revenue                                                  52,480          46,722            44,003
  Cost of service and other revenue                                        18,321          24,086            44,601
---------------------------------------------------------------------------------------------------------------------
     Total cost of sales                                                   70,801          70,808            88,604
---------------------------------------------------------------------------------------------------------------------
Gross margin                                                              51,299           30,738            55,682
Operating expenses:
  Sales and marketing                                                     32,132           32,999            44,732
  Research and development                                                26,027           33,014            40,420
  General and administrative                                              11,197           12,205            12,677
  Restructure costs (benefits)                                             2,079            1,188            (1,411)
  Amortization of goodwill and other intangible assets                         -            3,444             3,384
---------------------------------------------------------------------------------------------------------------------
     Total operating expenses                                             71,435           82,850            99,802
---------------------------------------------------------------------------------------------------------------------
        Loss from operations                                             (20,136)         (52,112)          (44,120)
Interest income                                                            2,508            5,726             7,985
Interest expense                                                          (2,031)          (1,910)           (1,894)
Gain on sale of Federal Services Business                                  5,000            5,000            14,920
---------------------------------------------------------------------------------------------------------------------
Gain on insurance settlement                                               2,380            3,713                 -
Other                                                                       (401)             193               119
---------------------------------------------------------------------------------------------------------------------
        Loss before income taxes                                         (12,680)         (39,390)          (22,990)
Income tax benefit                                                        (3,824)          (1,992)           (2,200)
---------------------------------------------------------------------------------------------------------------------
Loss before cumulative change in accounting principle
  relating to goodwill                                                    (8,856)         (37,398)          (20,790)
---------------------------------------------------------------------------------------------------------------------
Cumulative effect of change in accounting principle
  relating to goodwill                                                    (9,592)               -                 -
---------------------------------------------------------------------------------------------------------------------
        Net loss                                                      $  (18,448)      $  (37,398)       $  (20,790)
=====================================================================================================================

Basic and diluted loss per share before cumulative
  change in accounting principle relating to goodwill:                $    (0.39)      $    (1.69)       $    (0.96)
Basic and diluted loss per share before cumulative
  change in accounting principle relating to goodwill:                $    (0.43)      $        -        $        -
Basic and diluted net loss per share:                                 $    (0.82)      $    (1.69)       $    (0.96)
Shares used in per share computation:
  Basic and diluted                                                       22,444           22,069            21,666

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Net loss                                                              $  (18,448)      $  (37,398)       $  (20,790)
Other comprehensive loss, net of tax:
  Cumulative translation adjustments                                          76              105                95
  Net unrealized gains (losses) on securities, net of taxes of
     $0 in 2002, 2001 and 2000                                               337             (890)            1,428
---------------------------------------------------------------------------------------------------------------------

        Comprehensive loss                                            $  (18,035)      $  (38,183)       $  (19,267)
=====================================================================================================================

See accompanying notes to the consolidated financial statements


CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
                                                                        MAR. 28,         MAR. 29,         MAR. 30,
FISCAL YEARS ENDED                                                        2003             2002             2001
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                        $   15,879       $   20,471        $   14,880

Cash flows from operating activities:
    Net loss                                                             (18,448)         (37,398)          (20,790)
    Adjustments required to reconcile net loss to net
        cash used in operations:
           Depreciation and amortization                                   9,479           16,665            21,482
           Gain on sale of Federal Services Business                      (5,000)          (5,000)          (14,920)
           Proceeds from insurance settlement                              3,451            5,293            15,000
           Gain on insurance settlement                                   (2,380)          (3,713)                -
            Cumulative change in accounting principle
               relating to goodwill                                        9,592                -                 -
           Stock compensation                                                  -               15                33
           Loss on disposition of property and equipment                     444              785               180
           Changes in assets and liabilities:
               Accounts receivable                                         4,927           10,324                 9
               Inventories                                                   235            5,318            (2,437)
               Prepaid expenses and other assets                           2,221            1,281              (949)
               Accounts payable                                           (2,497)            (602)              367
               Accrued liabilities                                        (3,810)         (11,803)           (7,383)
----------------------------------------------------------------------------------------------------------------------
        Net cash used in operations                                       (1,786)         (18,835)           (9,408)
----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Purchases of short-term investments                                  (70,535)         (91,320)          (99,071)
    Proceeds from maturities of short-term investments                    74,021          127,433            84,635
    Purchases of property and equipment                                   (6,432)         (24,884)          (12,082)
    Proceeds from sale of property and equipment                              97                -                 -
    Retirement of property and equipment                                     564                -                 -
    Acquisition of company, net of cash acquired                               -                -            (1,500)
    Proceeds from sale of Federal Services Business                        5,000            5,000            24,900
    (Increase) decrease in restricted cash                                 1,894           (2,715)           12,604
    Other                                                                    341             (466)            3,836
----------------------------------------------------------------------------------------------------------------------
        Net cash provided by investing activities                          4,950           13,048            13,322
----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Issuance of common stock                                               1,562            1,288             2,909
    Repurchase of common stock                                                 -                -            (1,413)
    Payment on capital lease                                                 (53)            (154)            (154)

----------------------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                          1,509            1,134             1,342
----------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                       41               61               335
        Net increase (decrease) in cash and cash equivalents               4,714           (4,592)            5,591
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                              $   20,593       $   15,879        $   20,471
======================================================================================================================

Other cash flow information: Cash paid (refunded) during the year:
        Interest                                                      $    1,977       $    1,910        $    1,841
        Income taxes                                                  $   (1,609)      $   (2,714)       $       22
    Non-cash investing and financing activities:
        Unrealized gain (loss) on available-for-sale securities       $      337       $     (890)       $    1,428
        Deferred stock compensation                                   $        -       $        -        $       48

See accompanying notes to the consolidated financial statements


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                      Common Stock     Additional                  Cumulative     Retained           Total
                                      ------------        Paid in     Treasury   Comprehensive    Earnings    Stockholders'
(In thousands)                      Shares    Amount      Capital        Stock   (Income) Loss    (Deficit)         Equity
-----------------------------------------------------------------------------------------------------------------------------
Balances, March 31, 2000            21,602     $ 216     $181,683      $(5,640)        $(1,349)  $  11,064        $185,974
-----------------------------------------------------------------------------------------------------------------------------

Sale of common stock under
   employee stock benefit plans        248         2        2,058            -               -           -           2,060

Purchase of shares of
   common stock                       (170)       (2)           -       (1,411)              -           -          (1,413)

Reissuance of  treasury stock
   under ESPP                          160         2         (626)       1,470               -           -             846

Deferred stock compensation                        -           33            -               -           -              33

Net unrealized gain on securities                                                        1,428           -           1,428

Cumulative translation adjustment                  -            -            -              95           -              95

Net loss                                           -            -            -               -     (20,790)        (20,790)
-----------------------------------------------------------------------------------------------------------------------------

Balances, March 30, 2001            21,840       218      183,148       (5,581)            174      (9,726)        168,233
-----------------------------------------------------------------------------------------------------------------------------

Sale of common stock under
   employee stock benefit plans        375         4        1,284            -               -           -           1,288

Deferred stock compensation                        -          (31)           -               -           -             (31)

Net unrealized loss on securities                                                         (890)          -            (890)

Cumulative translation adjustment                  -            -            -             105           -             105

Net loss                                           -            -            -               -     (37,398)        (37,398)
-----------------------------------------------------------------------------------------------------------------------------

Balances, March 29, 2002            22,215       222      184,401       (5,581)           (611)    (47,124)        131,307
-----------------------------------------------------------------------------------------------------------------------------

Sale of common stock under
   employee stock benefit plans        101         1          366            -               -           -             367

Reissuance of  treasury stock
   under ESPP                          347         3         (645)       2,173               -        (336)          1,195

Net unrealized gain on securities                                                          337           -             337

Cumulative translation adjustment                  -            -            -              76           -              76

Net loss                                           -            -            -               -     (18,448)        (18,448)
-----------------------------------------------------------------------------------------------------------------------------

Balances, March 28, 2003            22,663     $ 226     $184,122      $(3,408)        $  (198)  $ (65,908)       $114,834
=============================================================================================================================




See accompanying notes to the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS: Network Equipment Technologies, Inc., doing business as net.com, (net.com or the Company) is a global provider of networking technology platforms that are used for mission-critical communications solutions. The Company's multiservice wide area networking (WAN) products, comprising the Promina product line, use circuit-switched technology to provide an effective platform for developing reliable and secure networks. In response to the growth of next-generation networks using packet-switching technologies and the Internet protocol (IP), the Company developed its service creation platforms for broadband, IP telephony, and multiservice networks. These platforms allow network service providers to rapidly create and deliver new service offerings that the Company believes can help them to accelerate the return on their network investment, reduce capital and operating expenditures, and achieve greater profits. Network Equipment Technologies, Inc. was founded in 1983 and has been doing business as net.com since 2000.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of net.com and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

BASIS OF PRESENTATION: In fiscal 2001, net.com began using a 52-week fiscal year ending on the last Friday in March. In all previous years a fiscal year ending March 31 was used. The new fiscal year period being used is intended to better reflect quarter over quarter performance.

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

INVENTORIES: Inventories are stated at lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs. Inventories at March 28, 2003 and March 29, 2002 consisted of the following:

     (In thousands)                           2003           2002
     --------------------------------------------------------------

     Purchased components                   $  5,084       $  5,388
     Work-in-process                           6,153          8,345
     Finished goods                            3,332          1,071
     --------------------------------------------------------------
                                            $ 14,569       $ 14,804
     ==============================================================

PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of generally three to ten years. Leasehold improvements are amortized over the shorter of the respective lease terms or estimated useful lives.

SOFTWARE PRODUCTION COSTS: Capitalization of software production costs begins upon the establishment of technological feasibility for the products, and amortization begins when the products are available for release to customers. net.com assesses the recoverability of capitalized software production costs in light of many factors, including anticipated future revenues, estimated economic useful lives and changes in software and hardware technologies. The Company did not capitalize software production cost in fiscal years 2003, 2002 or 2001. Software production costs are amortized over the lives of the products, generally three years. Amortization amounted to $600,000, $1.5 million and $2.7 million in fiscal 2003, 2002 and 2001, respectively. Accumulated amortization was $12.8 million, $12.2 million, and $10.7 million at March 28, 2003, March 29, 2002, March 30, 2001, respectively.

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

STOCK BASED COMPENSATION: net.com accounts for its stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Pro forma disclosures required under Statement of Financial Accounting Standard (SFAS) 123, Accounting for Stock-Based Compensation, as if the Company had adopted the fair value based method of accounting for stock options are as follows (in thousands, except per share amounts):

                                                                           FISCAL YEARS ENDED
                                                             -----------------------------------------------
                                                                   2003            2002             2001
                                                             --------------- --------------- ---------------
Net loss-- as reported                                         $   (18,448)     $  (37,398)    $   (20,790)

    Add: Stock based employee compensation included in
        reported net loss, net of related tax effects                    -              15              33

    Less: Stock-based compensation expense determined
        by the fair value method, net of tax                        (4,580)         (6,176)         (6,176)
                                                                -----------      ----------     -----------
Net loss-- pro forma                                           $   (23,028)     $  (43,559)    $   (26,933)
                                                                ===========      ==========     ===========
Basic and diluted loss per common share-- as reported          $     (0.82)     $    (1.69)    $     (0.96)
                                                                -----------      ----------     -----------
Basic and diluted loss per common share-- pro forma            $     (1.03)     $    (1.97)    $     (1.24)
                                                                ===========      ==========     ===========

net.com's calculations for option grants were made using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal 2003, 2002, and 2001, respectively: risk free rates of 3.05%, 4.2%, and 5.7%; stock price volatility factors of 72%, 73% and 64%; expected option lives of fifty one months, fifty months, and fifty one months, and no dividends during the expected term. net.com's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The fair value of the employee purchase rights under the Employee Stock Purchase Plan was estimated using the same model, but with the following weighted average assumptions for fiscal 2003, 2002 and 2001, respectively: risk free rate of 3.5%, 2.8% and 4.9%; stock price volatility factor of 69%, 64% and 63%; and expected option life of four months for each year. The weighted average fair value of purchase rights granted in fiscal 2003, 2002 and 2001 was approximately $3.45, $3.44 and $3.06, respectively.

COMPREHENSIVE LOSS: Comprehensive loss at March 28, 2003, March 29, 2002 and March 30, 2001 is comprised of cumulative foreign translation adjustments of ($527,000), ($602,000), and ($707,000), respectively, and cumulative net unrealized gains (losses) on available-for-sale securities of $328,000, ($9,000) and $881,000, respectively.

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

CREDIT RISKS: net.com's credit evaluation process and the reasonably short collection terms help to mitigate credit risk. net.com typically does not require collateral or other security to support accounts receivable. net.com performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary. net.com maintains reserves for estimated recourse obligations and bad debts.

RECENTLY ISSUED ACCOUNTING STANDARDS: In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for interim periods beginning after June 15, 2003. The Company is currently evaluating the effect of SFAS 150 on its balance sheet, results of operations and cash flows.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB interpretation number (FIN) 45, and (4) amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. The Company is currently evaluating the effect of this statement on its balance sheet, results of operations and cash flows.

In December 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amends SFAS 123, Accounting for Stock-Based Compensation. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS 148 is effective for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 at March 28, 2003. The Company has not yet determined the effect that the transition provisions of SFAS No. 148 would have on its operating results or financial position, if any.

In November 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The Company adopted the disclosure requirements of FIN 45. The Company is currently determining what effect if any, other provisions of FIN 45 will have on its operating results or financial condition.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. net.com adopted the provisions of SFAS 146 for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have an impact on net.com's historical consolidated financial statements.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of APB 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company adopted SFAS 144 on March 30, 2002. The adoption of SFAS 144 did not have a material impact on net.com's consolidated financial statements.

RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on net loss or stockholders' equity for any year presented.

NOTE 2:  SHORT-TERM INVESTMENTS

Short-term investments at March 28, 2003 and March 29, 2002 consisted of the following:

                                                                     2003
                                        ------------------------------------------------------
                                                          Gross         Gross       Estimated
                                           Amortized    Unrealized    Unrealized      Market
     (In thousands)                           Cost         Gains        Losses        Value
    ------------------------------------------------------------------------------------------
     United States government and        $     32,510   $       91    $       (4)  $    32,561
     municipalities
     Corporate notes and bonds                 18,974           32            (3)       19,004
     Other debt securities                     20,288          252            (4)       20,536
     Foreign debt issues                          513            -             -           513
    ------------------------------------------------------------------------------------------
                                         $     72,285   $      375    $       (4)  $    72,614
    ==========================================================================================

                                                                  2002
                                        ------------------------------------------------------
                                                          Gross         Gross       Estimated
                                           Amortized    Unrealized    Unrealized      Market
     (In thousands)                           Cost         Gains        Losses        Value
    ------------------------------------------------------------------------------------------
     United States government and        $     26,588   $        -    $     (119)  $    26,469
     municipalities
     Corporate notes and bonds                 20,005           31           (48)       19,988
     Other debt securities                     25,358          211           (76)       25,493
     Foreign debt issues                        3,821            3           (11)        3,813
    ------------------------------------------------------------------------------------------
                                         $     75,772   $      245    $     (254)  $    75,763
    ==========================================================================================

The maturities of short-term investments at March 28, 2003 are shown below (in thousands):

                                                   Amortized      Estimated
                                                     Cost        Market Value
                                                -------------------------------
         Due within one year                       $  33,540       $  33,622

         Due within one to five years                 35,558          35,771

         Due within five to ten years                  2,798           2,824

         Due after ten years                             389             397
                                                -------------------------------
                    Total                         $   72,285       $  72,614
                                                ===============================

NOTE 3:  GOODWILL  AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill are as follows (in thousands):

                                                          Year Ended March
                                                              28, 2003
                                                         ------------------
         Balance as of March 29, 2002                            $   9,535

         Acquired workforce reclassification                            57

         Impairment                                                 (9,592)
                                                         ------------------
         Balance as of March 28, 2003                            $       -
                                                         ==================

In July 2001, the FASB issued SFAS No. 142 Goodwill and Other Intangible Assets, which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion 17,

Intangible Assets. net.com adopted SFAS 142 on March 30, 2002, the beginning of its fiscal year. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment. Accordingly, net.com ceased amortization of all goodwill on March 30, 2002. Intangible assets that have finite useful lives, consisting primarily of patents, continue to be amortized over their estimated useful lives. Any impairment loss was measured as of the date of adoption and recognized as a cumulative effect of a change in accounting principle.

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

The second step of the goodwill impairment test used to measure the amount of impairment loss compares the implied fair value of goodwill with the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss shall be recognized in an amount equal to that excess. As of June 28, 2002, net.com completed this second step and measured and recognized a transitional impairment loss of $9.6 million as a cumulative change in accounting principle in its consolidated statement of operations.

The following table represents the impact on net loss and basic and diluted loss per share from the reduction of amortization of goodwill as if SFAS 142 was adopted in the first quarter of fiscal 2002:

                                                                              FISCAL YEARS ENDED
                                                                              ------------------
                                                                   MAR. 28,        MAR. 29,       MAR. 29,
(Dollars in thousands, except for per share amounts)                 2003            2002           2001
--------------------------------------------------------------------------------------------------------------
Reported net loss                                                 $  (18,448)     $ (37,398)     $  (20,790)
Workforce amortization                                                   -               96              96
Goodwill amortization                                                    -            3,348           3,288
--------------------------------------------------------------------------------------------------------------
Adjusted net loss                                                 $  (18,448)     $ (33,954)     $  (17,406)
==============================================================================================================

Basic and diluted loss per share:
    Reported basic and diluted loss per share                     $    (0.82)     $   (1.69)     $    (0.96)
    Workforce amortization per share                                       -              -               -
    Goodwill amortization per share                                        -           0.15            0.15
--------------------------------------------------------------------------------------------------------------
Adjusted basic and diluted loss per share                         $    (0.82)     $   (1.54)     $    (0.81)
==============================================================================================================
Common and common equivalent shares used in calculation:
         Basic and diluted                                            22,444         22,069          21,666

NOTE 4:  ACCRUED LIABILITIES

Accrued liabilities at March 28, 2003 and March 29, 2002 were as follows:

         (In thousands)                                                   2003           2002
         ----------------------------------------------------------------------------------------
         Accrued compensation                                         $  3,756      $   4,832
         Income taxes payable                                            3,347          5,677
         Unearned income                                                 2,212          1,291
         Restructure costs                                                 904            584
         Lease program reserve                                               7          3,297
         Customer deposits                                               2,805              -
         Other                                                           5,050          5,789
         ----------------------------------------------------------------------------------------
                                                                      $ 18,081      $  21,470
         ========================================================================================

NOTE 5:  WARRANTY ACCRUALS

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

Components of the warranty accrual, which are included in accrued liabilities in the accompanying balance sheet, during fiscal 2003 were as follows (in thousands):

                                ---------------------------------------------------------------------
                                                                                            BALANCE
                                   BALANCE AT     CHARGES TO    CHARGES TO      OTHER        END OF
                                  BEGINNING OF      COST OF      WARRANTY    ADJUSTMENTS       THE
                                     PERIOD       GOODS SOLD      ACCRUAL        (1)         PERIOD
                                ---------------------------------------------------------------------
   Year ended March
   28, 2003                          $ 639           $ 210        $ (338)      $ (307)       $ 204
   --------------------------------------------------------------------------------------------------
   (1) Adjustment resulted from a change in warranty cost estimates primarily from lower hourly costs of labor to repair products and frequency of warranty claims.

NOTE 6:  RESTRUCTURE COSTS

During fiscal 2003, net.com recorded a restructuring charge of $2.1 million. This charge included $730,000 for employee separation costs, $818,000 for lease termination costs, $286,000 for office closure costs, and $245,000 for other charges. The remaining liability for restructuring charges is $904,000 at March 28, 2003.

The restructuring charge of $1.2 million recorded during fiscal 2002 consisted of $1.0 million for employee separation costs, and $153,000 for other charges. The remaining liability for restructuring charges was $584,000 at March 29, 2002.

Components of accrued restructuring charges, which are included in accrued liabilities in the accompanying balance sheet, and changes in accrued amounts related to this restructuring program during fiscal years ended March 28, 2003, March 29, 2002, and March 30, 2001 were as follows (in thousands):

                                        ----------------------------------------------------------------------
                                          EMPLOYEE                     OFFICE          OTHER
                                         SEPARATION       LEASE        CLOSURE     RESTRUCTURING
                                            COSTS       WRITE-OFF       COSTS          COSTS         TOTAL
                                        ----------------------------------------------------------------------
   Balance at March 31, 2000             $     3,606    $       -    $    3,907     $         -    $   7,513
   Provision                                       -            -        (1,411)              -       (1,411)
   Payments                                   (2,759)           -        (2,025)              -       (4,784)
                                        ----------------------------------------------------------------------
   Balance at March 30, 2001                     847            -           471               -        1,318
                                        ----------------------------------------------------------------------
   Provision                                   1,034            -             -             153        1,187
   Payments                                   (1,707)           -          (214)              -       (1,921)
                                        ----------------------------------------------------------------------
   Balance at March 29, 2002             $       174    $       -    $      257     $       153    $     584
                                        ----------------------------------------------------------------------
   Provision                                     730          818           286             245        2,079
   Payments                                     (744)        (204)         (507)           (304)      (1,759)
                                        ----------------------------------------------------------------------
   Balance at March 28, 2003             $       160    $     614    $       36    $         94    $     904
                                        ======================================================================

net.com believes that all costs associated with its plan of business reorganization will be paid no later than the end of fiscal 2005.

NOTE 7:  FINANCING ARRANGEMENTS

The financing agreement between net.com and BancBoston Leasing to provide lease financing to net.com's customers was terminated in fiscal 2001, partly as a result of BancBoston Leasing being purchased by Fleet Bank Capital Leasing. The agreement contained a limited recourse arrangement with a minimum of $5.0 million or 20% of the outstanding lease balances whichever is greater. In fiscal 2003, net.com recognized $100,000 as revenue related to sales to customers who obtained financing from BancBoston Leasing. There was no activity under this agreement in fiscal 2002 and 2001. There were no outstanding lease payments due to Fleet Bank Capital Leasing by net.com's customers at March 28, 2003, and therefore net.com no longer has any recourse obligation to Fleet Bank Capital Leasing.

The financing agreement with Marcap Vendor Financing Corporation (Marcap) to provide lease financing to net.com customers was terminated in fiscal 2002. This agreement had a limited recourse provision of $5.0 million, or 20% of the outstanding lease balance, whichever is greater. In fiscal 2003, net.com recognized $669,000 as revenue related to sales to customers who obtained financing from Marcap. In fiscal 2001, net.com recognized $1.7 million in revenue from one customer who obtained financing from Marcap. The outstanding lease payments due to Marcap by net.com's customers as of March 28, 2003 were $7,000 for which net.com has full recourse.

NOTE 8:  COMMITMENTS

net.com leases its facilities under operating leases. The minimum future lease commitments under these leases as of March 28, 2003, were as follows (in thousands):

                                                 Operating Leases
              -------------------------------------------------------

              2004                                  $   5,621

              2005                                      4,108

              2006                                      3,338

              2007                                      3,306

              2008                                      3,262

              After 2008                               15,495
              -------------------------------------------------------

              Total                                 $  35,130
              =======================================================

Rental expense under operating leases was $6.4 million, $6.0 million and $5.1 million for fiscal 2003, 2002 and 2001, respectively.

In March 2000, net.com reached a settlement with its landlord and insurance carrier that allowed net.com to move out of damaged facilities and into a new build-to-suit facility adjacent to the old facilities. For the year ended March 28, 2003 and March 29, 2002, net.com recorded gains of $2.4 million and $3.7 million, respectively, related to the insurance settlement that was reached. These gains represent the difference between the cash received, moving costs and abandoned leasehold improvements. For the years ended March 28, 2003, March 29, 2002 and March 30, 2001, net.com received proceeds of $3.5 million, $5.3 million and $15.0 million, respectively, from its insurance carrier.

In January 2002, the Company issued a $2.0 million note payable to its landlord for building repairs related to the Company's former Fremont, California campus. The note bears interest at 10% and is payable in monthly installments over 10 years. At March 28, 2003, $1.7 million related to this note was included in other long term liabilities.

NOTE 9:  REDEEMABLE CONVERTIBLE SUBORDINATED DEBENTURES

In May 1989, net.com issued $75.0 million of 7 1/4% convertible subordinated debentures due May 15, 2014, in an underwritten public offering, with net proceeds of $72.8 million. Each debenture is convertible at the option of the holder into common stock at $31.50 per share and is redeemable at the option of net.com. The debentures are entitled to a sinking fund beginning May 15, 2000, of $3.8 million annually, calculated to retire 70% of the debentures prior to maturity. Any redemption or conversion of the debentures prior to the date of the sinking fund payment will reduce those payments. Previous redemptions have satisfied the sinking fund requirement through May 15, 2012.

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

net.com did not repurchase any of its debentures in fiscal 2003, 2002 or 2001.

NOTE 10:  CAPITAL STOCK

STOCKHOLDERS' RIGHTS AGREEMENT: On July 12, 1999, the Board of Directors of net.com voted to extend net.com's existing Stockholders' Rights Agreement for an additional 10 years. In addition, the Board voted to amend the Rights Agreement:
1) to adjust the exercise price to $80.00 per one-one hundredth (1/100) of a share of Series A Preferred Stock; and 2) to adopt a Three Year Independent Director Evaluation Provision or "TIDE provision" whereby a committee of independent directors of net.com will review and evaluate the Rights Agreement at least once every three years to determine if it continues to be in the best interests of net.com and its stockholders to maintain the Rights Agreement in effect. In fiscal 2003, a committee of independent directors reviewed the Rights Agreement and unanimously agreed that the maintenance of the agreement continues to be in the best interest of the Company and its shareholders, but that the committee should continue to monitor all relevant facts with regard to the exercise price. Further, the committee unanimously agreed that the Rights Agreement should be amended to delete certain "dead-hand" provisions, which the Delaware courts have ruled to be invalid. Accordingly, the Company adopted an amendment of the Rights Agreement substantially as set forth in the immediately preceding sentence.

Under the plan, as amended, a preferred share purchase right, or "Right", is attached to each share of common stock. The Rights are exercisable only after a person or group acquires beneficial ownership of 15% or more of net.com's common stock or commences a tender or exchange offer that would result in 20% or more of common stock ownership. Each Right initially entitles stockholders to buy one one-hundredth (1/100) of a share of a new series of participating preferred stock at an exercise price of $80.00. If net.com is acquired in a merger or other transaction with a person or group, or sells 50% or more of its assets or earning power to such a person or group, each Right not owned by such acquiring person will entitle its holder to obtain, on exercise of the Right, a number of the acquiring company's common shares having a market value at the time of twice the Right's then-current exercise price. If a person or group acquires 15% or more of net.com's outstanding common stock, each Right will entitle its holder to obtain, on exercise of the Right, a number of shares of common stock (or equivalent) having a market value of twice the Right's then-current exercise price. After a person or group has acquired 15% of the outstanding shares of common stock but before their acquisition of 50% or more of the common stock, the Board of Directors may exchange one share of common stock or equivalent fractions of preferred stock for each Right. net.com can redeem the Rights at $.01 per Right at any time until the tenth day following the acquisition by a person or group of 15% of net.com common stock. The Rights are also redeemable thereafter in certain circumstances. The Rights expire on August 24, 2009, unless earlier redeemed or exchanged.

PREFERRED STOCK: net.com has authorized 5,000,000 shares of $.01 par value preferred stock. This stock, if issued, will carry liquidation preferences and other rights, as determined by the Board of Directors. As of March 28, 2003, no preferred shares were outstanding.

RESERVED STOCK:   As of March 28, 2003, net.com had reserved shares of its
common stock for the following purposes:

                                                            Reserved Shares
      ------------------------------------------------------------------------

       Stock option plans:

             Outstanding (at $2.79 to $30.00 per share)        7,675,085

             Available for grant                               4,011,580

       Convertible subordinated debentures                       784,317

       Employee stock purchase plan                            1,124,874
      ------------------------------------------------------------------------

EMPLOYEE STOCK PURCHASE PLAN: Under the employee stock purchase plan, net.com's employees, subject to certain restrictions, may purchase shares of common stock at a price equal to at least 85% of the lower of the fair market value of the common stock at the beginning of the offering period or the end of each four month period. During fiscal 2003, 2002, and 2001, 347,097, 374,846, and 257,301 shares, respectively, were issued under this Plan, at weighted average prices of $3.45, $3.44, and $6.45 per share, respectively.

STOCK OPTION AND RESTRICTED STOCK: net.com grants options to purchase shares of its common stock and is authorized to award restricted shares of common stock pursuant to the terms of its 1993 Stock Option Plan and 1997 Stock Option Program (collectively "option plans"). Stock options generally become exercisable ratably over a four-year period and expire after seven to ten years. Options may be granted to officers, employees, directors and independent contractors to purchase common stock at a price not less than 100% of the fair market value at the date of grant. No restricted stock was awarded in fiscal 2003, 2002, or 2001. Previously issued restricted stock carries certain restrictions on transferability, which lapse over the vesting period (generally two to four years). As of March 28, 2003, 239,500 restricted shares at $.01 per share have been awarded and issued. There was no related compensation expense for fiscal years 2003, 2002 and 2001.

Activity in net.com's option plans is summarized below:

                                                                     Weighted                    Weighted
                                                                      Average        Number       Average
                                                        Shares    Exercise Price  Exercisable  Exercise Price
--------------------------------------------------------------------------------------------------------------
Options outstanding at March 31, 2000                  6,280,357     $ 10.51       2,697,106        $11.49
--------------------------------------------------------------------------------------------------------------

Granted (weighted avg fair value of $3.81 per share)   2,219,003        8.68
Exercised                                               (151,114)       8.24
Cancelled                                             (2,369,948)      10.39
--------------------------------------------------------------------------------------------------------------
Options outstanding at March 30, 2001                  5,978,298     $  9.94       2,775,761       $ 10.91
--------------------------------------------------------------------------------------------------------------

Granted (weighted avg fair value of $2.84 per share)   2,039,391        3.77
Exercised                                                      -           -
Cancelled                                             (1,258,234)       9.11
--------------------------------------------------------------------------------------------------------------
Options outstanding at March 29, 2002                  6,759,455     $  8.15       3,317,330       $ 10.14
--------------------------------------------------------------------------------------------------------------

Granted (weighted avg fair value of $3.35 per share)   1,875,450        4.72
Exercised                                               (101,505)       3.64
Cancelled                                               (858,315)       7.99
--------------------------------------------------------------------------------------------------------------
Options outstanding at March 28, 2003                  7,675,085     $  7.39       4,330,804       $  8.95
--------------------------------------------------------------------------------------------------------------

The following table summarizes information concerning options outstanding and exercisable as of March 28, 2003:

                                Options Outstanding                         Options Exercisable
                  ---------------------------------------------------   --------------------------------
                                          Weighted
                                        Avg Remaining       Weighted                      Weighted
       Range of          Number       Contractual Life       Average       Number          Average
    Exercise Prices    Outstanding         (Years)       Exercise Price  Exercisable   Exercise Price
--------------------------------------------------------------------------------------------------------
   $ 2.79  -  $ 3.40      437,451            8.91           $ 3.17          95,634         $  3.04
     3.48  -    3.52      871,846            8.14             3.52         456,699            3.52
     3.57  -    4.10      872,207            9.09             3.88          86,983            3.93
     4.12  -    5.79    1,192,858            9.38             5.40         132,839            5.13
     5.97  -    8.50      825,742            5.51             7.50         598,714            7.67
     8.60  -    8.81      825,197            6.87             8.76         635,454            8.77
     8.94  -    9.94      893,269            6.53             9.59         777,683            9.60
    10.00  -   10.25    1,011,087            6.52            10.18         831,937           10.18
    10.31  -   29.75      744,578            4.12            13.46         714,011           13.58
    30.00  -   30.00          850            1.46            30.00             850           30.00

--------------------------------------------------------------------------------------------------------
   $ 2.79  -  $30.00    7,675,085            7.27           $ 7.39       4,330,804         $  8.95
========================================================================================================

STOCK BASED COMPENSATION: As discussed in Note 1, net.com accounts for its stock-based compensation using the intrinsic value method in accordance with APB 25 and, accordingly, does not recognize compensation expense for employee stock plans as they are granted at fair market value. However, SFAS 123, Accounting for Stock Based Compensation requires disclosure of pro forma net income (loss) and earnings per share had net.com adopted the fair value method as prescribed by SFAS 123. Under SFAS 123, the fair value of stock-based awards is calculated through the use of option pricing models. These models require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. As net.com's employee stock-based compensation plans have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, net.com believes that the existing option valuation models do not necessarily provide a reliable measure of the fair value of awards from those plans.

NOTE 11:  INCOME TAXES

Income before income taxes and the provision (benefit) for income taxes consist of the following for fiscal 2003, 2002 and 2001 (In thousands):

                                                    Mar 28,          Mar. 29,         Mar. 30,
                                                     2003              2002             2001
--------------------------------------------------------------------------------------------------
Loss before income taxes:
      Domestic                                    $ (15,461)       $ (38,513)        $ (21,946)
      Foreign                                         2,781             (877)           (1,044)
--------------------------------------------------------------------------------------------------
                                                  $ (12,680)       $ (39,390)        $ (22,990)
==================================================================================================


Benefit for income taxes:

Current:
      Federal                                     $  (3,760)       $  (2,013)        $  (2,315)
      State                                               -                -                 -
      Foreign                                           (64)              21               115
--------------------------------------------------------------------------------------------------
                                                     (3,824)          (1,992)           (2,200)
--------------------------------------------------------------------------------------------------

Deferred:
      Federal                                             -                -                 -
      State                                               -                -                 -
      Foreign                                             -                -                 -
--------------------------------------------------------------------------------------------------
                                                          -                -                 -
--------------------------------------------------------------------------------------------------
                                                  $  (3,824)       $  (1,992)        $  (2,200)
==================================================================================================

The benefit for income taxes reconciles to the amount computed by applying the statutory United States federal rate of 35% to income before income taxes as follows (In thousands):

                                                     2003              2002             2001
--------------------------------------------------------------------------------------------------
Statutory federal tax provision                   $  (4,438)       $ (13,787)        $  (8,047)
State taxes net of federal income tax benefit             -                -                 -
Goodwill                                                  -            1,205             1,184
Research and development credit                      (1,160)          (1,103)           (1,093)
Change in valuation allowance                         5,558           13,750             7,895
Other                                                (3,784)          (2,057)           (2,139)
--------------------------------------------------------------------------------------------------
Benefit for income taxes                          $  (3,824)       $  (1,992)        $  (2,200)
==================================================================================================

Deferred tax assets (liabilities) are comprised of the following at March 28, 2003 and March 29, 2002 (In thousands):

                                                                           2003              2002
-------------------------------------------------------------------------------------------------------
Gross deferred tax assets:
      Allowances not currently deductible for tax purposes               $   5,240         $   7,218
      Loss carryforwards                                                    34,693            26,577
      Credit carryforwards                                                  17,553            16,124
-------------------------------------------------------------------------------------------------------
Gross deferred tax assets                                                   57,486            49,919

Gross deferred tax liabilities:
      Depreciation                                                          (6,133)           (3,911)
      Capitalized software production costs                                     (2)             (210)
-------------------------------------------------------------------------------------------------------
Gross deferred tax liabilities                                              (6,135)           (4,121)
Valuation allowance                                                        (51,351)          (45,798)
-------------------------------------------------------------------------------------------------------
Net deferred tax assets                                                  $       -         $       -
=======================================================================================================

The valuation allowance increased $5.6 million and $13.8 million in fiscal 2003 and 2002 respectively. These changes resulted from management's evaluation of the positive and negative evidence bearing upon the realization of its deferred tax assets. Under the applicable accounting standards, management considered the history of losses and concluded that it was appropriate to fully provide for the net deferred tax assets.

As of March 28, 2003, net.com has available federal research and development tax credit carryforwards of $7.4 million expiring in years 2006 through 2024, and alternative minimum tax credit carryforwards of $2.5 million available indefinitely. At March 28, 2003, state research and development tax credit carryforwards of $10.0 million are also available indefinitely.

As of March 28, 2003, net.com has available net operating loss carryforwards of $108.2 million expiring in the years 2020 through 2023.

NOTE 12: LOSS PER SHARE

Basic loss per share excludes dilution and is computed based upon the weighted average number of common shares outstanding for the periods presented. Diluted loss per share reflects the potential dilution that could occur if common stock options were exercised. Potentially dilutive common shares in the diluted computation are excluded in net loss periods as their effect would be antidilutive. Such outstanding securities totaled 712,638 at March 28, 2003. Additionally, there were 784,317 shares of common stock issuable upon conversion of debentures. These shares, and the related effect of accrued interest expense on the debentures, were not included in the calculation of diluted loss per share for any of the years presented, as their inclusion would have been antidilutive (In thousands except per share data):

                                                                 2003          2002         2001
------------------------------------------------------------------------------------------------------
Numerator:
Net loss                                                      $ (18,448)   $ (37,398)    $ (20,790)

Denominator:
Weighted average shares outstanding - basic                      22,444       22,069        21,666
Dilutive effect of options                                            -            -             -
------------------------------------------------------------------------------------------------------
Total diluted                                                    22,444       22,069        21,666
======================================================================================================

Basic and diluted loss per share                              $  (0.82)    $   (1.69)    $   (0.96)
======================================================================================================

NOTE 13:  SIGNIFICANT CUSTOMERS

Sales to the Federal Government and its agencies amounted to 65%, 50% and 54% of total revenue for fiscal 2003, 2002 and 2001, respectively, of which 76%, 60% and 54% of that revenue for fiscal 2003, 2002 and 2001, respectively, was earned under contracts with the Department of Defense, or "DoD". Under these DoD contracts various government agencies both inside and outside the DoD can order products, installation and service from net.com. net.com had no other customers that accounted for more than 10% of revenue during these same periods.

NOTE 14:  SEGMENT INFORMATION

net.com operates in one segment: the design, development, manufacture and sale of multiservice wide area networking equipment and associated services used by enterprises, government organizations and carriers worldwide. net.com follows the requirements of SFAS 131, Disclosures about Segments of an Enterprise and Related Information. Following is operating information by geographic territory for fiscal 2003, 2002 and 2001 (In thousands):

                                                   United                    Other
2003                                               States       Europe   International Eliminations     Totals
---------------------------------------------------------------------------------------------------------------
     Product revenue                           $  78,788    $  17,218     $  5,913      $       -     $ 101,919
     Service and other revenue                    12,968        4,820        2,448           (55)        20,181
---------------------------------------------------------------------------------------------------------------
         Total revenue                         $  91,756    $  22,038     $  8,361      $    (55)     $ 122,100
---------------------------------------------------------------------------------------------------------------
     Long-lived assets                         $  49,359    $     425     $    335      $(13,122)     $  36,997
===============================================================================================================

                                                  United                    Other
2002                                              States       Europe   International Eliminations     Totals
---------------------------------------------------------------------------------------------------------------
     Product revenue                           $  52,683    $  15,385     $  8,244      $ (1,529)     $  74,783
     Service and other revenue                    19,179        6,733        1,033          (182)        26,763
---------------------------------------------------------------------------------------------------------------
         Total revenue                         $  71,862    $  22,118     $  9,277      $ (1,711)     $ 101,546
---------------------------------------------------------------------------------------------------------------
     Long-lived assets                         $  63,104    $     633     $    280      $(13,058)     $  50,959
===============================================================================================================

                                                  United                    Other
2001                                              States       Europe   International Eliminations     Totals
---------------------------------------------------------------------------------------------------------------
     Product revenue                           $  52,067    $  16,848     $  9,568      $ (1,489)     $  76,994
     Service and other revenue                    54,219        9,778        3,467          (172)        67,292
---------------------------------------------------------------------------------------------------------------
         Total revenue                         $ 106,286    $  26,626     $ 13,035      $ (1,661)     $ 144,286
---------------------------------------------------------------------------------------------------------------
     Long-lived assets                         $  53,591    $   1,040     $    250      $(11,813)     $  43,068
===============================================================================================================

NOTE 15:  EMPLOYEE BENEFIT PLAN

net.com has established a 401(k) tax-deferred savings plan, whereby eligible employees may contribute a percentage of their eligible compensation (presently from 1% to 17% to a maximum of $11,500 per year). Company contributions are discretionary and were $450,000, $505,000 and $741,000 for fiscal 2003, 2002 and 2001 respectively.

NOTE 16:  FINANCIAL INSTRUMENTS FAIR VALUE DISCLOSURE

The estimated fair values of net.com's financial instruments at March 28, 2003 and March 29, 2002 were as follows (In thousands):

                                                          2003                         2002
--------------------------------------------------------------------------------------------------------
                                                Carrying       Estimated      Carrying       Estimated
                                                 Amount        Fair Value      Amount       Fair Value
--------------------------------------------------------------------------------------------------------
Assets:
    Short-term investments                     $   72,614      $   72,614   $   75,763      $  75,763
--------------------------------------------------------------------------------------------------------
Liabilities:
--------------------------------------------------------------------------------------------------------
    Convertible subordinated debentures        $   24,706      $   14,824   $   24,706      $  13,588
--------------------------------------------------------------------------------------------------------

The following methods and assumptions were used in estimating the fair values of financial instruments:

Cash and cash equivalents--the carrying amounts reported in the balance sheets for cash and cash equivalents approximate their estimated fair values due to their short maturities.

Short-term investments and convertible subordinated debentures--fair values are based on quoted market prices.

FOREIGN EXCHANGE CONTRACTS: net.com does not use derivative financial instruments for speculative or trading purposes. Where available, net.com enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movement in foreign exchange rates. Gains and losses on the foreign exchange contracts are included in interest and other income, net, which offset foreign exchange gains or losses from revaluation of foreign currency-denominated balance sheet items and intercompany balances.

The Foreign exchange forward contracts require net.com to exchange foreign currencies to U.S. Dollars or vice versa, and generally mature in one month or less. As of March 28, 2003, net.com had outstanding foreign exchange forward contracts with aggregate notional amounts of $4.8 million and $0 as of March 29, 2002 that had remaining maturities of one month or less. As of March 28, 2003 the carrying amount, which was also the estimated fair values of foreign exchange forward contracts is based on prevailing financial market information.

NOTE 17:  ACQUISITIONS

In December 1999, net.com completed the acquisition of FlowWise. The acquisition was accounted for as a purchase. net.com paid approximately $15.4 million in cash for all FlowWise common and preferred shares outstanding plus investment banking, accounting and legal fees of approximately $800,000. net.com also placed $6.6 million in an escrow account for payments to FlowWise employees who agreed to remain as net.com employees for a period of two years beginning January 2000. net.com paid out $3.7 million ratably to the employees that remained for the two-year period. These amounts were paid out over the two-year term and recorded as compensation expense. The remaining $2.9 million of this escrow was forfeited and reclassified from restricted cash. net.com recorded a one-time charge of $879,000 in the third quarter of fiscal 2000 for purchased in-process technology that had not reached technological feasibility and had no alternative future use. The remaining portion of the purchase price that exceeded the net assets of FlowWise, a total of $16.0 million, was recorded as goodwill and other intangible assets. As discussed in Note 3, goodwill and other intangible assets were written off in June 2002 in accordance with SFAS 142.

The operating results of FlowWise have been included in the consolidated statements of operations since the date of acquisition. Had the acquisition taken place at the beginning of fiscal 2000, the unaudited pro forma results of operations would have been as follows for the fiscal year ended March 31, 2000 (in thousands except for per share data):

--------------------------------------------------------------------------------
                                                                         2000
--------------------------------------------------------------------------------
    Net revenues                                                  $   226,086
    Net  loss                                                     $   (51,929)
    Basic loss per share                                          $     (2.42)
--------------------------------------------------------------------------------

The pro forma results of operations give effect to certain adjustments, including amortization of purchased intangible assets, interest associated with funding the acquisition and amortization of the amount placed in escrow for payment to FlowWise employees. The $879,000 charge for purchased in-process technology has been excluded from the pro forma results, as it is a non-recurring charge.

In the first quarter of fiscal 2001, net.com acquired the assets of privately held Convergence Equipment Company, or "Convergence", from Global Communication Technologies, Inc. for $1.5 million in cash. Convergence designs and manufactures next generation IP telephony platforms. The acquisition was accounted for as a purchase. Included in the transaction was property, plant and equipment valued at $300,000, the Convergence engineering team, intellectual property, and a full-featured IP voice switch valued at $1.2 million. The $1.2 million is classified as an intangible asset. The effect of Convergence's operations is considered immaterial and therefore no pro forma information is provided. The operating results for Convergence have been included in the consolidated statements of operations for net.com effective May 4, 2000, the date of the acquisition. As discussed in Note 3, goodwill and other intangible assets were written off in June 2002 in accordance with SFAS 142.

NOTE 18:  SALE OF N.E.T. FEDERAL, INC.'S SERVICE BUSINESS

On December 1, 2000, net.com sold the assets of its federal services business
(FSB) to CACI International Inc (CACI) for cash consideration of $40.0 million. The assets sold were comprised mainly of Federal Government service contracts, accounts receivable, spares inventory and fixed assets. The cash received from CACI to date is $37.0 million. The remaining $3.0 million is payable in two $1.5 million installments during the first quarters of fiscal 2004 and 2005. During the fiscal year ended March 28, 2003 net.com earned and recorded a gain of $5.0 million as a result of meeting certain milestones. The total net gain on the sale to date is $24.9 million. In addition, under an ongoing agreement with CACI, net.com will continue to receive royalties on maintenance revenue.

The operating results of the FSB have been excluded from the consolidated statements of operations since the date of sale. Had the sale taken place at the beginning of fiscal 2000, the unaudited pro forma results of operations would have been as follows for fiscal 2001 (in thousands except for per share data):

                                                       2001        2000
     -------------------------------------------------------------------------

      Net revenues                                  $   111,296  $ 175,999

      Net loss                                      $   (48,197)   (59,688)

      Basic and diluted loss per share              $     (2.22)     (2.78)
     -------------------------------------------------------------------------

     The pro forma results of operations give effect to certain adjustments, including adding back the effect of fixed corporate allocations.

NOTE 19: LITIGATION

net.com may be involved, from time to time, in litigation relating to claims arising out of its operations in the normal course of business. net.com is not currently a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in aggregate would have a material adverse effect on the Company's business, financial condition, results of operations or cash flow.

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

EXECUTIVE OFFICERS

The executive officers of net.com and their ages at June 1, 2003 are as follows:

Name                   Age    Position
----                   ---    --------

Hubert A.J. Whyte      52     President, Chief Executive Officer and Director

John C. Batty          48     Senior Vice President and Chief Operating Officer

Gary L. Lau            54     Senior Vice President, Worldwide Sales and Service

Craig W. Forbes        41     Vice President, Strategic Initiatives

Stephen T. Gleave      38     Vice President, Marketing

Hans Kramer            41     Vice President, Engineering

John F. McGrath, Jr.   38     Vice President and Chief Financial Officer

Jeffrey M. Range       43     Vice President, Operations

HUBERT A.J. WHYTE joined net.com as its President and Chief Executive Officer in June 1999, and has served as a Director of net.com since then. From 1994 until he joined net.com, Mr. Whyte was President and CEO of Advanced Computer Communications (ACC), a manufacturer of wide area internetworking products. Prior to joining ACC, Mr. Whyte was Vice President and General Manager of the Access Products unit of Newbridge Networks Corporation. Earlier in his career, Mr. Whyte gained industry experience with British Telecom, Ericsson, Shell Oil, Business Intelligence Services, Mitel and Siemens.

JOHN C. BATTY joined net.com in December 1999 as Senior Vice President and Chief Financial Officer, and was appointed Chief Operating Officer in April 2001. He has a 20-year background in high technology, including strong experience in telecommunications, specifically in wide area networks, net.com's core business. From 1997 until joining net.com, Mr. Batty was Vice President of Finance and Chief Financial Officer of Verilink, a provider of intelligent wide-area-network access solutions. Prior to Verilink, Mr. Batty spent eleven years at VLSI as Controller, Director of Corporate Financial Planning and finally as Vice President and Treasurer prior to its acquisition by Phillips Semiconductor. Mr. Batty began his career with Intel. He earned his B.A. in Economics at the University of New Hampshire and his M.B.A. at the University of Chicago School of Business.

GARY L. LAU joined N.E.T. Federal, Inc., a wholly owned subsidiary of net.com, in 1987, and was appointed Sr. Vice President, Worldwide Sales and Service in March 2003. Before his recent appointment, Mr. Lau served as Sr. Vice President of Federal and Enterprise Sales. Mr. Lau served in the U.S. Air Force for over 20 years, including service at Strategic Air Command (SAC), Military Airlift Command (MAC) and Headquarters Air Force at the Pentagon. His last tour of duty was at the White House Communication Agency (WHCA), where he served as the Chief of Network Plans and Engineering responsible for the architecture and implementation of their fixed ground and deployed communications network in support of the President of the United States, Vice President of the United States, and Senior White House Staff.

CRAIG W. FORBES joined N.E.T. Federal in 1988, was appointed Vice President of Marketing in July 1999, and was appointed Vice President of Strategic Initiatives in 2002. In this position, he evaluates and manages new business opportunities, mergers, acquisitions, partnerships, alliances and/or joint ventures consistent with the company's strategic direction. Mr. Forbes also leads the company in driving initiatives of the Service Creation Community, an organization co-founded by net.com, Microsoft, Accenture, ADC, Siemens ICN, HP, Oracle, and Paradyne. Prior to his role as Vice President of Marketing, he served as general manager of net.com's narrowband business unit, helping net.com customers transition from narrowband networks to next-generation broadband networks. From 1984 until he joined net.com, Mr. Forbes was an officer in the United States Air Force. He has a B.S. in Electrical Engineering from Bucknell University.

STEPHEN GLEAVE joined net.com in July 2002 as Vice President of Marketing. Mr. Gleave brings over 18 years of experience in the telecommunications industry to net.com. Prior to joining net.com, he was Chief Marketing Officer at Ubiquity, a developer of communications software, for one year. Prior to that, he was VP of Marketing at a number of telecommunications equipment companies, most recently for one and a half years at Jetstream Communications, and before that for one year at Premisys Communications (where he had also served previously). He also held sales and marketing roles at ACC, Newbridge, and Marconi (GDC). Mr. Gleave graduated with first class honors from Bristol University in the U.K. with a degree in Electrical Engineering.

HANS KRAMER joined net.com in 1988 and became Vice President of Engineering in 1999. During the latter half of fiscal 2001 Mr. Kramer transitioned from his position in charge of the Broadband Business Unit to focus on product development for all of net.com's product lines. During the same period, he also assumed responsibility for the development of business partnerships, which continued until 2002. Mr. Kramer joined net.com after working for a series of start-up companies in the communications industry, including Macom LinkABit, now a part of the Hughes Network, where he was the project leader for a VSAT product. Mr. Kramer received his B.A. in Computer Science from the University of California at San Diego, with dual minors in Economics and Queuing Systems.

JOHN F. MCGRATH, JR. joined net.com in November 2001 as Vice President and Chief Financial Officer. Prior to joining net.com, Mr. McGrath served in various financial capacities at Aspect Communications, a developer of hardware and software solutions for customer contact centers, beginning in 1997. His positions with Aspect Communications included Vice President of Finance and Director of Finance for Europe, Middle East, and Africa. Prior to that, he was Director of Finance for TCSI Corporation (a former Teknekron Company). From 1986 to 1991, Mr. McGrath worked as a Manager in the High Technology/Manufacturing Group at Ernst & Young. Mr. McGrath holds an MBA from the Stanford Graduate School of Business and a B.S. in accounting from the University of Wyoming. He is a registered CPA in the state of California.

JEFFREY M. RANGE joined net.com as Vice President of Operations in February 2002. Mr. Range joined net.com from Advanced Switching Communication (ASC), a telecommunications equipment provider, where he was Vice President of Worldwide Operations for two years. Prior to ASC, Mr. Range held several senior management positions at Newbridge Networks Corporation, including Vice President of Operations for North & South America from 1996 to 1999, Vice President Corporate Logistics & Planning from 1993 to 1996, and Vice President Operations Europe, Middle East & Africa from 1987 to 1993.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding compensation of net.com's Directors and Executive Officers is contained in the sections captioned "Election of Directors: Board Committees, Meetings, and Remuneration" and "Executive Compensation and Related Information" in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 14.  DISCLOSURE CONTROL AND PROCEDURES

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Section 13(a) or Section 15(d), we implemented disclosure controls and procedures pursuant to which management under the supervision and with the participation of the chief executive officer ("CEO") and chief financial officer ("CFO") carried out, within 90 days prior to the filing of this annual report, a review and evaluation of the effectiveness of these controls and procedures. Based on this review, our CEO and CFO have concluded that our disclosure controls and procedures are effective in timely alerting them to material changes in information required to be included in our periodic Securities and Exchange Commission filings.

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

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is contained in the section captioned "Relationship With Independent Accountants" in the Proxy Statement is incorporated herein by reference.


                                     PART IV

ITEM 16.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Independent Auditors' Report                                                 26

Consolidated Balance Sheets as of March 28, 2003 and March 29, 2002          27

Consolidated Statements of Operations for the years ended

     March 28, 2003, March 29, 2002 and  March 30, 2001                      28

Consolidated Statements of Comprehensive Loss for the years

     ended March 28, 2003, March 29, 2002 and  March 30, 2001                28

Consolidated Statements of Cash Flows for the years ended

     March 28, 2003, March 29, 2002 and  March 30, 2001                      29

Consolidated Statements of Stockholders' Equity for the years ended

     March 28, 2003, March 29, 2002 and  March 30, 2001                      30

Notes to Consolidated Financial Statements                                   31

     2. INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                                                                           Page
                                                                           ----

Schedule II - Valuation and Qualifying Accounts                             53


     All other schedules are omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes thereto.

     Separate financial statements of the Registrant are omitted because the Registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements filed, in the aggregate, do not have a minority equity interest and/or long-term indebtedness to any person outside the consolidated group in an amount which together exceeds 5% of total consolidated assets at March 28, 2003.

     3. EXHIBITS


Exhibit No.                                 Description                                        Reference
-----------                                 -----------                                        ---------

   3.1           Registrant's Restated Certificate of Incorporation, as amended.                  (1)

   3.2           Registrant's Bylaws, as amended.                                                 (1)

   4.1           Indenture dated as of May 15, 1989 between Registrant and Morgan                 (2)
                 Guaranty Trust Company of New York.

   4.2           Rights Agreement dated as of August 15, 1989 between Registrant and              (3)
                 Equiserv, formerly The First National Bank of Boston, as amended.

   4.2A          Amendment 3 to the Rights Agreement filed as Exhibit 4.2, above.

   4.3           Certificate of Designations of Series A Junior Participating Preferred           (4)
                 Stock filed with the Secretary of State of Delaware on August 24,
                 1989 (Exhibit 4.1 in the Registrant's Form S-8 Registration Statement).

   10.6*         Officer Employment and Continuation Agreement between Registrant and             (5)
                 Hubert A. Whyte.

   10.15         Form of Director Indemnification Agreement as signed by all Directors            (6)
                 of the Company.

   10.16         Form of Officer Indemnification Agreement as signed by all Executive             (6)
                 Officers of the Company.

   10.17*        Corporate Director Compensation Deferral Election Program and 1996               (6)
                 Deferral Form.

   10.23         Headquarters Facilities - Lease between Ardenwood Corporate Park                 (7)
                 Associates and Network Equipment Technologies, Inc. dated December
                 21, 2000.

   10.24         Asset Acquisition Agreement dated October 18, 2000, by and among                 (8)
                 CACI, Inc.-Federal, CACI International Inc, N.E.T. Federal, Inc., and
                 Network Equipment Technologies, Inc.

   10.28*        Change of Control Agreement between the Registrant and Jeffrey M.                (9)
                 Range. All of the following persons, which includes all of the
                 Registrant's other Executive Officers and certain former Executive
                 Officers, have entered into agreements with the Registrant containing these same terms:  John C. Batty, Craig W. Forbes, Stephen T. Gleave,
                 Hans Kramer, Gary L. Lau, John F. McGrath, Jr., Jeffrey M. Range, Andrew G.
                 Sceats, and  Hubert A.J. Whyte.


   10.31*        Registrant's Amended and Restated 1993 Stock Option Plan, as amended May 16,
                 2003.
   10.32         Registrant's Amended and Restated 1997 Stock Option Program, as amended April       (9)
                 16, 2002 (as Exhibit 99.9).
   10.33*        Registrant's 1998 Employee Stock Purchase Plan, as amended May 16, 2003.           (10)
   10.34*        2002 N.E.T. Europe Ltd. Employee Stock Purchase Plan (as Exhibit 99.3)
   21.1          Subsidiaries of Registrant as of June 1, 2003.
   23.1          Independent Auditors' Consent.
   99.1          Certification of Hubert A. J. Whyte, President and Chief Executive Officer
                 and John F. McGrath, Jr., Vice President and Chief Financial Officer,
                 Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002.

* Compensation plans or arrangements in which directors and executive officers are eligible to participate.

REFERENCES: Where indicated, the listed exhibit is incorporated by reference to a previous filing with the Securities and Exchange Commission as identified by the reference number corresponding to the applicable filing listed below.

(1) Form 10-Q (Commission File No. 0-15323) for the fiscal quarter ended December 24, 1995, originally filed on February 7, 1996.

(2) Form 8 Amendment No. 1 to Annual Report on Form 10-K (Commission File No. 0-15323) for the fiscal year ended March 31, 1989, filed on July 25, 1989.

(3) Annual Report on Form 10-K (Commission File No. 0-15323) for the fiscal year ended March 31, 1990, filed on June 29, 1990.

(4) Registration Statement on Form S-8 (Nos. 33-33013 and 33-33063), filed on January 19, 1990..

(5) Annual Report on Form 10-K (Commission File No. 0-15323) for the fiscal year ended March 31, 1999, filed on June 29, 1999.

(6) Annual Report on Form 10-K (Commission File No. 0-15323) for the fiscal year ended March 31, 1996, filed on June 21, 1996.

(7) Annual Report on Form 10-K (Commission File No. 0-15323) for the fiscal year ended March 30, 2001, filed on June 28, 2001.

(8) Form 10-Q (Commission File No. 0-15323) for the fiscal quarter ended September 30, 2000, originally filed on November 13, 2000.

(9) Annual Report on form 10-K (Commission File No. 0-15323) for the fiscal year ended March 29, 2002, filed on June 14, 2002.

(10) Registration Statement on Form S-8 (No. 333-101962), filed on December 18, 2002.

(b) REPORTS ON FORM 8-K

The Company filed one report on Form 8-K during the quarter ended March 28, 2003. Information regarding the item reported is as follows.

     On January 15, 2003, the Company issued a press release announcing its financial results for the fiscal quarter ended December 27, 2002.

                          SIGNATURES AND CERTIFICATIONS


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           NETWORK EQUIPMENT TECHNOLOGIES, INC.
                                                                   (Registrant)


Date: June 19, 2003                        By:     /s/ Hubert A.J. Whyte
                                               ---------------------------------
                                                   Hubert A.J. Whyte
                                                   President, Chief Executive
                                                   Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                                Title                        Date

   /s/ John F. McGrath, Jr.           Vice President and                    June 19, 2003
------------------------------        Chief Financial Officer
   John F. McGrath, Jr.               (Principal Financial Officer and
                                      Principal Accounting Officer)


   /s/ Dixon R. Doll                  Chairman of the Board                 June 19, 2003
------------------------------
   Dixon R. Doll


   /s/ C. Nicholas Keating, Jr.       Director                              June 19, 2003
-------------------------------
   C. Nicholas Keating, Jr.


   /s/ David R. Laube                 Director                              June 19, 2003
------------------------------
   David R. Laube


   /s/ Thomas Rambold                 Director                              June 19, 2003
------------------------------
   Thomas Rambold


   /s/ Peter Sommerer                 Director                              June 19, 2003
------------------------------
   Peter Sommerer


   /s/ Hubert A.J. Whyte              President, Chief Executive            June 19, 2003
------------------------------        Officer and Director
   Hubert A.J. Whyte                  (Principal Executive Officer)


   /s/ Hans A. Wolf                   Director                              June 19, 2003
------------------------------
   Hans A. Wolf

                                  CERTIFICATION

     I, Hubert A. J. Whyte, President and Chief Executive Officer of Network Equipment Technologies, Inc., certify that:


 1. I have reviewed this annual report on Form 10-K of Network Equipment Technologies, Inc.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; and

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     June 19, 2003

                                          /s/ Hubert A. J. Whyte
                                          -----------------------------------
                                          Hubert A. J. Whyte
                                          President and Chief Executive Officer

                                  CERTIFICATION


     I, John F. McGrath, Jr., Vice President and Chief Financial Officer of Network Equipment Technologies, Inc., certify that:


 1. I have reviewed this annual report on Form 10-K of Network Equipment Technologies, Inc.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; and

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



     June 19, 2003

                                      /s/ John F. McGrath, Jr.
                                      ----------------------------------------
                                      John F. McGrath, Jr.
                                      Vice President and Chief Financial Officer

                                       NETWORK EQUIPMENT TECHNOLOGIES, INC.

                                                    SCHEDULE II


                                         VALUATION AND QUALIFYING ACCOUNTS

                                                  (IN THOUSANDS)


                                       Balance at     Charged to     Charged                    Balance
                                        beginning      costs and    to other      Deduction/    at end
Description                             of period      expenses     accounts1      write-off   of period
-----------------------------------------------------------------------------------------------------------
For the year ended March 30, 2001:
   Accounts receivable
      allowances                        $  3,667             --     $   1,515     $  (3,055)   $   2,127

For the year ended March 29, 2002:
   Accounts receivable
      allowances                        $  2,127             --     $   2,825     $  (3,056)   $   1,896
For the year ended March 28, 2003:
   Accounts receivable
      allowances                        $  1,896             --     $     169     $  (1,219)   $     846















                                 EXHIBIT INDEX

EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------
   4.2A     Amendment 3 to the Rights Agreement filed as Exhibit 4.2.
  10.31     Registrant's Amended and Restated 1993 Stock Option Plan, as amended
            May 16, 2003.
  10.33     Registrant's 1998 Employee Stock  Purchase Plan, as amended May 16,
            2003.
   21.1     Subsidiaries of Registrant as of June 1, 2003.
   23.1     Independent Auditors' Consent.
   99.1     Certification of Hubert A. J. Whyte, President and Chief Executive
            Officer and John F. McGrath, Jr., Vice President and Chief Financial
            Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.