Form 10-Q
period 2003-06-27
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2003-08-08
CIK 752431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒        Quarterly Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934
                For the quarterly period ended June 27, 2003

OR

☐         Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934
                For the transition period from                                to                                .

Commission File Number 0-15323

NETWORK EQUIPMENT TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2904044 (I.R.S. Employer Identification Number)

6900 Paseo Padre Parkway
Fremont, CA  94555-3660
(510) 713-7300

(Address, including zip code, and telephone number
including area code, of registrant's principal executive offices)

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes  ☐No

                Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):  ☒Yes  ☐No

                The number of shares outstanding of the registrant's Common Stock, par value $.01, on July 25, 2003 was22,969,501.

NETWORK EQUIPMENT TECHNOLOGIES, INC.

INDEX

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements ...........................................................................................

Condensed Consolidated Balance Sheets at June 27, 2003 and March 28, 2003 ...............................................................................................................	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) - Quarters ended June 27, 2003 and June 28, 2002..................................	4

Condensed Consolidated Statements of Cash Flows - Quarters ended June 27, 2003 and June 28, 2002 ..............................................................................	5

Notes to Condensed Consolidated Financial Statements.......................................	6

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.......................................................................................................	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk ......................	21

Item 4. Disclosure Controls and Procedures ................................................................	21

PART II. OTHER INFORMATION ...................................................................................

Item 1. Legal Proceedings ...............................................................................................	22

Item 6. Exhibits and Reports on Form 8-K ....................................................................	22

SIGNATURES ........................................................................................................................	22

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited -in thousands, except par value)

	June 27,	March 28,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$10,289	$20,593
Restricted cash	1,358	1,361
Short-term investments	87,120	72,614
Accounts receivable, net of allowance for doubtful accounts of $752 at June 27, 2003 and $846 at March 28, 2003	14,447	14,574
Inventories	11,056	14,569
Prepaid expenses and other assets	4,978	4,110

Total current assets	129,248	127,821
Property and equipment, net	34,173	34,486
Software production costs, net	-	5
Other assets	2,402	2,506

Total assets	$165,823	$164,818

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,372	$5,427
Accrued liabilities	17,101	18,081

Total current liabilities	21,473	23,508
Long-term liabilities:
7 1/4% redeemable convertible subordinated debentures	24,706	24,706
Other long-term liabilities	1,854	1,770

Total long-term liabilities	26,560	26,476
Stockholders' equity:
Preferred stock ($0.01 par value; 5,000 shares authorized; none outstanding)	-	-
Common stock ($0.01 par value; 50,000 shares authorized; 22,936 and 22,663 shares outstanding at June 27, 2003 and March 28, 2003, respectively)	229	226
Additional paid-in capital	185,216	184,122
Treasury stock	(3,408)	(3,408)
Accumulated other comprehensive income (loss)	71	(198)
Accumulated deficit	(64,318)	(65,908)

Total stockholders' equity	117,790	114,834

Total liabilities and stockholders' equity	$165,823	$164,818

See accompanying notes to condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited- in thousands, except per share amounts)

	Quarters Ended
	June 27, 2003	June 28, 2002
Revenue:
Product revenue	$29,297	$22,001
Service and other revenue	4,804	5,227

Total revenue	34,101	27,228

Cost of sales:
Cost of product revenue	12,354	11,026
Cost of service and other revenue	3,958	4,932

Total cost of sales	16,312	15,958

Gross margin	17,789	11,270
Operating expenses:
Sales and marketing	7,854	8,516
Research and development	6,840	6,483
General and administrative	2,748	2,865
Restructuring costs	266	170

Total operating expenses	17,708	18,034

Income (loss) from operations	81	(6,764)
Interest income	417	747
Interest expense	(510)	(509)
Gain on sale of Federal Service Business	1,500	5,000
Other income	87	2,199

Income before income tax	1,575	673
Income tax benefit	(15)	(25)

Income before cumulative change in accounting principle, relating to goodwill	1,590	698
Cumulative effect of change in accounting principle, relating to goodwill	-	(9,592)

Net income (loss)	$1,590	$(8,894)

Income (loss) per share:
Basic and diluted income per share before cumulative effect of change in accounting principle, relating to goodwill	$0.07	$0.03
Basic and diluted income (loss) cumulative effect of change in accounting principle, relating to goodwill	-	(0.43)
Basic and diluted income (loss) per share	$0.07	$(0.40)
Shares used in per share calculation:
Basic	22,811	22,296
Diluted	23,929	22,296
Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	$1,590	$(8,894)
Other comprehensive income, net of tax:
Cumulative translation adjustments	254	42
Net unrealized gains on securities	15	352

Comprehensive income (loss)	$1,859	$(8,500)

See accompanying notes to condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited- in thousands)

	Quarters Ended
	June 27, 2003	June 28, 2002
Cash and cash equivalents at beginning of period	$20,593	$15,879

Cash flows from operating activities:
Net income (loss)	1,590	(8,894)
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,109	2,414
Gain on sale of Federal Services Business	(1,500)	(5,000)
Loss on disposition of property and equipment	34	7
Gain on insurance settlement	-	(2,187)
Proceeds from insurance settlement	-	3,258
Cumulative effect of change in accounting principle, relating to goodwill	-	9,592
Changes in assets and liabilities:
Accounts receivable	127	1,974
Inventories	3,513	(2,185)
Prepaid expenses and other assets	(891)	569
Accounts payable	(1,082)	(1,286)
Accrued liabilities	(970)	(1,798)

Net cash provided by (used in) operating activities	2,930	(3,536)

Cash flows from investing activities:
Purchase of short-term investments	(91,745)	(13,605)
Proceeds from maturities of short-term investments	77,254	18,454
Purchases of property and equipment	(1,798)	(1,849)
Proceeds from sale of Federal Services Business	1,500	5,000
Decrease in restricted cash	3	1,700
Other, net	87	2

Net cash provided by (used in) investing activities	(14,699)	9,702

Cash flows from financing activities:
Issuance of common stock	1,097	410

Net cash provided by financing activities	1,097	410

Effect of exchange rate on cash	368	11
Net (decrease) increase in cash and cash equivalents	(10,304)	6,587

Cash and cash equivalents at end of period	$10,289	$22,466

Other cash flow information:
Cash paid (refunded) during the year for:
Interest	$941	$952
Income taxes	$28	$(28)
Non-cash investing and financing activities:
Unrealized gain on available-for-sale securities	$15	$352

See accompanying notes to the condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements

Note 1.  Description of the Company

Network Equipment Technologies, Inc., doing business as net.com (net.com or the Company), is a global provider of networking technology platforms that are used for mission-critical communications solutions.  The Company's multiservice wide area networking (WAN) products, comprising the Promina product line, use circuit-switched technology to provide an effective platform for developing reliable and secure networks.  In response to the growth of next-generation networks using packet-switching technologies and the Internet protocol (IP), the Company developed its service creation platforms for broadband, IP telephony, and multiservice networks. These platforms allow network service providers to rapidly create and deliver new service offerings that the Company believes can help them to accelerate the return on their network investment, reduce capital and operating expenditures, and achieve greater profits. Network Equipment Technologies, Inc. was founded in 1983 and has been doing business as net.com since 2000.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation.   The condensed consolidated financial statements include the accounts of net.com and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position as of June 27, 2003, the results of operations for the quarters ended June 27, 2003 and June 28, 2002, and the cash flows for the quarters ended June 27, 2003 and June 28, 2002.  These financial statements should be read in conjunction with the March 28, 2003 audited consolidated financial statements and notes thereto.  The results of operations for the quarter ended June 27, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending March 26, 2004.

Stock Based Compensation.   net.com accounts for its stock-based awards to employees using the intrinsic value method  in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation. Expense associated with stock-based compensation is amortized on an accelerated basis under Financial Accounting Standards Board Interpretation (FIN) No. 28 over the vesting period of each individual award. In accordance with SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosures--an amendment to FASB Statement No. 123, the Company is required to disclose the effects on reported net income (loss) and basic and diluted net income (loss) per share as if the fair value based method had been applied to all awards. For the three months ended June 27, 2003 and June 28, 2002, had compensation cost been determined based on the fair value method pursuant to SFAS 123, the Company's net income (loss) would have been as follows  (in thousands, except per share amounts):

	June 27, 2003	June 28, 2002

Net income (loss) -- as reported	$1,590	$(8,894)
Less: Stock-based compensation expense determined by the fair value method, net of tax	(1,132)	(1,257)

Net income (loss) -- pro forma	$458	$(10,151)

Basic and diluted income (loss) per share -- as reported	$0.07	$(0.40)

Basic and diluted income (loss) per share -- pro forma	$0.02	$(0.46)

Recently Issued Accounting Standards.   In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for interim periods beginning after June 15, 2003. The Company does not expect the adoption of SFAS 150 to have a material effect on its results of operations or financial condition.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.   SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The Company is currently evaluating the effect that the adoption of SFAS 149 will have on its results of operations and financial condition.

In December 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amends SFAS 123, Accounting for Stock-Based Compensation.  SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.  SFAS 148 is effective for fiscal years ending after December 15, 2002.  The Company adopted the disclosure provisions of SFAS 148 at March 28, 2003.

In November 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  The Company adopted the provisions of FIN 45 for guarantees issued or modified after December 31, 2002, and the adoption of FIN 45 did not have a material impact on the Company's results of operations or financial position.

Note 3.  Inventories

Inventories are stated at lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs.  Inventories at June 27, 2003 and March 28, 2003 consisted of the following (in thousands):

	June 27, 2003	March 28, 2003

Purchased components	$ 3,760	$ 5,084
Work-in-process	6,064	6,153
Finish goods	1,232	3,332

Total	$ 11,056	$ 14,569

Note 4.  Income (Loss) Per Share

The following table sets forth the computation of the numerator and denominator used in the computation of basic and diluted net income (loss) per share ( in thousands):

	Quarters ended
	June 27, 2003		June 28, 2002
	Basic	Diluted	Basic and Diluted
Numerator:
Income before cumulative effect of change in accounting principle, relating to goodwill	$1,590	$1,590	$698
Cumulative effect of change in accounting principle, relating to goodwill	-	-	(9,592)

Net income (loss)	$1,590	$1,590	$(8,894)
Denominator:
Weighted average shares of common stock outstanding	22,811	22,811	22,296
Dilutive effect of options issued to employees	-	1,118	-

Total	22,811	23,929	22,296

Basic income (loss) per share has been computed based upon the weighted average number of common shares outstanding for the periods presented.  For diluted income per share, shares used in the per share computation include weighted average common and potentially dilutive shares outstanding.  Potentially dilutive shares consist of shares issuable upon the assumed exercise of dilutive stock options.  These shares totaled 1,118,000 and 371,000 for the quarters ended June 27, 2003 and June 28, 2002, respectively.  The dilutive shares for the quarter ended June 27, 2003 were included in the dilutive per share computation, however, the dilutive shares for the quarter ended June 28, 2002 were excluded from the per share computation because they were anti-dilutive.  Additionally, there were 784,000 shares of common stock issuable upon conversion of debentures.  These shares, and the related effect of the accrued interest on the debentures, were not included in the calculation of diluted income per share for the periods ended June 27, 2003 and June 28, 2002, as their inclusion would have been anti-dilutive in both periods.

Note 5.  Comprehensive Income (Loss)

Comprehensive income (loss) at June 27, 2003 and March 28, 2003 is comprised of cumulative foreign translation adjustments of  ($272,000) and ($527,000), respectively, and cumulative net unrealized gains on available-for-sale securities of $343,000 and  $328,000, respectively.

Note 6.  Restructure Costs

In the first quarter of fiscal 2004, net.com recorded a restructuring charge of $266,000.  This charge included $254,000 for lease write-off and $12,000 for office closure costs.  The remaining liability for restructuring charges is $1.0 million at June 27, 2003, as shown in the table below.  Components of accrued restructuring charges, which are included in accrued liabilities in the accompanying balance sheets, and changes in accrued amounts related to this restructuring program during the first quarter of fiscal 2004 and as of March 28, 2003 were as follows (in thousands):

	Employee Separation Costs	Lease Write-off	Office Closure Costs	Other Restructuring Costs	Total
Balance at March 28, 2003	$ 160	$ 614	$ 36	$ 94	$ 904
Provision		254	12		266
Payments	(17)	(106)	(12)	-	(135)

Balance at June 27, 2003	$ 143	$ 762	$ 36	$ 94	$1,035

net.com believes that all costs associated with these restructuring charges will be paid no later than the end of fiscal 2007.

Note 7.  Sale of N.E.T. Federal, Inc.'s Professional Service Business

On December 1, 2000, net.com sold the assets of its federal services business to CACI International Inc (CACI) for cash consideration of $40.0 million.  The assets sold were comprised mainly of federal government service contracts, accounts receivable, spares inventory and fixed assets. The cash received from CACI to date is $38.5 million.  The remaining $1.5 million is payable during the first quarter of fiscal 2005.  During the quarter ended June 27, 2003 net.com received payment and recorded a gain of $1.5 million related to the sale. The total net gain on the sale to date is $26.4 million.  In addition, under an ongoing agreement with CACI, net.com will continue to receive royalties on maintenance revenue.

Note 8.  Goodwill and other intangible assets

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No.17, Intangible Assets.  The Company adopted SFAS 142 on March 30, 2002.  SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment.  Accordingly, net.com ceased amortization of all goodwill on March 30, 2002.  Intangible assets that have finite useful lives, consisting primarily of patents, continue to be amortized over their estimated useful lives.  Any impairment loss was measured as of the date of adoption and recognized as a cumulative effect of a change in accounting principle.

The standard also requires that goodwill be tested for impairment annually.  In the year of adoption, the standard required a transitional goodwill impairment evaluation, which was a two-step process.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss.  During the quarter ended June 28, 2002, net.com completed this first step, which indicated that the goodwill could be impaired.

The second step of the goodwill impairment test used to measure the amount of impairment loss compares the implied fair value of goodwill with the carrying amount of the goodwill.  If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss shall be recognized in an amount equal to that excess.  As of June 28, 2002, net.com completed this second step and measured and recognized a transitional impairment loss of $9.6 million (which represented the write off of the entire goodwill balance) as a cumulative effect of change in accounting principle in its statement of operations.

Note 9.  Warranty accruals

Components of the warranty accrual, which are included in accrued liabilities in the accompanying condensed consolidated balance sheets, during the first quarter of fiscal 2004 were as follows (in thousands):

	Balance at Beginning of Period	Charges to Cost of Goods Sold	Charges to Warranty Accrual	Other Adjustments (1)	Balance at End of Period
Quarter ended June 27, 2003	$ 204	$ 119	$ (100)	$ (53)	$ 170

                (1) Adjustment resulted from a change in warranty cost estimates primarily from lower hourly costs of labor to repair products and frequency of warranty claims.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This discussion and analysis should be read in conjunction with Part II of our Form 10-K for the fiscal year ended March 28, 2003. Statements contained in this Form 10-Q, which are not historical facts are forward-looking statements, including statements that relate to products, customers, operations and contingent payments.  A forward-looking statement may contain words such as "plans," "hopes," "believes," "estimates," "will continue to be," "will be," "continue to," "expect to," "anticipate that," "to be," or "can impact."  Forward-looking statements are based upon management expectations and involve risks and uncertainties that may cause actual results to differ materially from those anticipated in the forward-looking statements.  Many factors may cause actual results to vary including, but not limited to, the factors discussed in this Form 10-Q.   net.com expressly disclaims any obligation or undertaking to revise or publicly release any updates or revisions to any forward-looking statement contained in this Form 10-Q.  Investors should carefully review the risk factors described in this Form 10-Q along with other documents net.com files from time to time with the Securities and Exchange Commission.

Results of Operations

The following table depicts selected data derived from our consolidated condensed statements of operations expressed as a percentage of revenue for the periods presented:

	Quarter ended
Percent of revenue	June 27, 2003	June 28, 2002
Product revenue	85.9%	80.8%
Service and other revenue	14.1	19.2

Total revenue	100.0	100.0

Product revenue gross margin	57.8	49.9
Service and other revenue gross margin	17.6	5.6

Total gross margin	52.2	41.4

Sales and marketing	22.9	31.3
Research and development	20.1	23.8
General and administrative	8.1	10.5
Restructuring costs	0.8	0.6

Total operating costs	51.9	66.2

Income (loss) from operations	0.3	(24.8)
Other income, net	4.7	26.4
Interest income, net	(0.3)	0.9

Income before income taxes	4.7	2.5
Income tax benefit	-	(0.1)

Income before cumulative effect of change in accounting principle, relating to goodwill	4.7	2.6
Cumulative effect of change in accounting principle, relating to goodwill	-	(35.2)

Net income (loss)	4.7%	(32.7)%

Revenue

Total revenue for the first quarter of fiscal 2004 increased 25.2% or $6.9 million to $34.1 million, from $27.2 million in the first quarter of fiscal 2003.  Product revenue increased 33.2% or $7.3 million to $29.3 million in the first quarter of fiscal 2004, from $22.0 million compared to the same period in fiscal 2003.  The increase in product revenue was due to strong sales in the Federal government sales channel, which increased $9.1 million in the first quarter of fiscal 2004 from the prior year's comparative period, due largely to government defense initiatives.  This increase was offset by declines in the North American (non-Federal) sales channel of $446,000 in the first quarter of 2004 from the prior year comparative period, partly as a result of a general decline in the commercial market for circuit-switched products, and a smaller decline in the international sales channel.  Product revenue is generated primarily from our circuit switched product line, Promina®, which accounts for the substantial majority of our product sales worldwide. While the level of revenue we experienced in the first quarter of 2004 may be sustainable in the near term, we caution that factors such as new constraints on government spending, the uncertainty of future U.S. action in Iraq, or continued slowdown in our international business could cause our revenue to decrease in the near term. We have developed new service creation products for the broadband equipment and Internet Protocol (IP) telephony markets.  The product revenue from these products in the first quarter of fiscal 2004 was not significant.

Service and other revenue for the first quarter of fiscal 2004 decreased 8.1% or $423,000 to $4.8 million, from $5.2 million in the first quarter of fiscal 2003.  The decrease in service and other revenue is primarily the result of a decline in the installed base of equipment held by non-Federal customers that requires ongoing service support, in addition to the effect of our customers reducing their operating costs by lowering their levels of service support.  As part of our broadband strategy, we have developed new service creation solutions that we expect will expand our service offerings and offset part of the decline in service and other revenue from our narrowband service offerings. In addition, in the third quarter of fiscal 2003, we announced the end of life for service on our IDNX product line, which could stimulate new network upgrades together with related service revenue.  Over the remainder of fiscal 2004, and unless and until new solutions and upgrades result in new service revenue, we expect our service revenue to decrease slightly compared to the levels experienced in the first quarter of fiscal 2004.

Gross Margin

Total gross margin, comprised of product and service margin, increased as a percentage of total revenue to 52.2% in the first quarter of fiscal 2004 compared to 41.4% in the first quarter of fiscal 2003.  Total gross margins improved primarily due to the higher volume of product sales and the relatively fixed cost of operations.

Product revenue gross margins in the first quarter of fiscal 2004 improved to 57.8% from 49.9% in the first quarter of fiscal 2003.  The increase in product gross margins was due primarily to higher product revenue of $7.1 million, reduced manufacturing spending of $700,000, and a decline in OEM products sales that have lower gross margins.  Additionally, in the first quarter of fiscal 2004, we received a one-time refund in the amount of $600,000 for third party royalty fees paid in prior years.

Service and other revenue gross margins increased to 17.6% in the first quarter of fiscal 2004 as compared to 5.6% in the first quarter of fiscal 2003. The increase is attributable to renegotiated third party service agreements and reduced headcount, resulting in quarter over quarter savings of $474,000 and $856,000, respectively, in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. We expect service and other revenue gross margins to remain relatively flat in fiscal 2004.

Gross margins may be adversely affected in the future due to increases in material and labor costs, increases in subcontractor charges, changes in the mix of products we sell, or pressure on pricing and margins due to competition. Our newer product lines, SCREAM® and SHOUT IP®, have lower gross margins than our Promina product line, as a result of customary discounting for early customers and higher per-unit costs associated with low purchase volumes of components. We expect these margins to increase as additional quantities are shipped. In addition to the factors mentioned above, gross margin may be adversely affected if product or related warranty costs associated with new products are greater than we have experienced historically, or if product sales decrease as a percentage of total revenue because service revenue has a lower margin than product sales.  Also, to the extent we expand our sales through product resellers and strategic partnerships, we would expect to realize lower gross margins.

Operating Expenses

Operating expenses in the first quarter of fiscal 2004 decreased $326,000 to $17.7 million compared to $18.0 million in the first quarter of fiscal 2003.  Operating expenses as a percentage of total revenue decreased to 51.9% in the first quarter of fiscal 2004, compared to 66.2% in the first quarter of fiscal 2003.  The lower operating expenses are primarily a result of tightly managed expenses across all functions of the Company.

Sales and marketing expenses in the first quarter of fiscal 2004 decreased $662,000 to $7.9 million compared to $8.5 million in the first quarter of fiscal 2003.  Sales and marketing expenses as a percentage of total revenue decreased to 22.9% in the first quarter of fiscal 2004, compared to 31.3% in the first quarter of fiscal 2003. The decrease in spending is primarily the result of a $274,000 decrease in marketing communications including advertising, promotions, trade shows and other sales meeting events, a $117,000 decrease for information technology costs, a $106,000 decrease in facility and rental costs, a $94,000 decrease in commissions, and a $91,000 decrease in the use of consultants and temporary employees.  We expect sales and marketing expenses in future periods to remain relatively constant as compared to the first quarter of fiscal 2004.

Research and development expense in the first quarter of fiscal 2004 increased $357,000 to $6.8 million, compared to $6.5 million in the first quarter of fiscal 2003.  Research and development expense as a percentage of total revenue decreased to 20.1% in the first quarter of fiscal 2004 from 23.8% in the first quarter of fiscal 2003 as a result of higher revenue.   The increase in spending in the first quarter of fiscal 2004 is primarily the result of an increase in salary related expenses of $207,000, an increase in facilities cost of $144,000 and an increase in depreciation and amortization expenses of $72,000, partially offset by a decrease in recruiting and relocation costs of $60,000..   We expect research and development spending in future periods to remain relatively constant compared to the first quarter of fiscal 2004 as we balance the priority of cost control and the importance of development for the new broadband products.

General and administrative expense in the first quarter of fiscal 2004 decreased $117,000 to $2.7 million, compared to $2.9 million in first quarter of fiscal 2003.  General and administrative expense as a percentage of total revenue decreased to 8.1% in the first quarter of fiscal 2004 from 10.5% in the first quarter of fiscal 2003.  The decrease in spending is primarily the result of a decrease in legal costs of $115,000, a decrease in facility and information technology costs of $45,000 and decreased salary related expenses of $50,000, offset in part by an increase in the use of outside services of $126,000.  We expect general and administrative expenses in future periods to remain relatively constant as compared to the first quarter of fiscal 2004.

Restructuring charges in the first quarter of fiscal 2004 were $266,000.  This charge included $254,000 for lease write-off and $12,000 for office closure costs.  The remaining liability for restructuring charges is $1.0 million at June 27, 2003, as shown in the table below.  Components of accrued restructuring charges, which are included in accrued liabilities in the accompanying balance sheet, and changes in accrued amounts related to this restructuring program during the first quarter of fiscal 2004 and as of March 28, 2003 were as follows (in thousands):

	Employee Separation Costs	Lease Write-off	Office Closure Costs	Other Restructuring Costs	Total
Balance at March 28, 2003	$ 160	$ 614	$ 36	$ 94	$ 904
Provision		254	12		266
Payments	(17)	(106)	(12)	-	(135)

Balance at June 27, 2003	$ 143	$ 762	$ 36	$ 94	$1,035

We believe that all costs associated with these restructuring charges will be paid no later than the end of fiscal 2007.

Restructuring charges in the first quarter of fiscal 2003 were $170,000 and related to employee separation costs.

Non-Operating Items

Interest income, primarily relating to short term investments, decreased $330,000 in the first quarter of fiscal 2004 to $417,000 compared to $747,000 in the first quarter of fiscal 2003.  The decrease in interest income is the result of a declining yield from our investment portfolio.

Interest expense in the first quarter of fiscal 2004 was $510,000 compared to $509,000 in the first quarter of fiscal 2003.  The most significant component of our interest expense is the interest on our 7 1/4% convertible subordinated debentures, which was $447,000 for both of the first quarters of fiscal 2004 and 2003. Also included in interest expense in the first quarters of fiscal 2004 and 2003 is interest expense related to our $2.0 million note payable to our landlord for building repairs related to the former Fremont, California campus. The note bears interest at 10% and is payable in monthly installments over 10 years.

In the first quarters of fiscal 2004 and 2003, we recorded gains on the sale of our Federal Services Business of $1.5 million and $5.0 million, respectively. These gains resulted from certain milestones being met as part of the sale of the Federal Services Business to CACI International Inc.

Other income decreased $2.1 million to $87,000 in the first quarter of fiscal 2004 compared to $2.2 million in the first quarter of fiscal 2003. Other income in the first quarter of fiscal 2003 resulted primarily from non-recurring gains from insurance proceeds received for construction costs associated with our new corporate headquarters in Fremont, California.

Income tax benefit was $15,000 and $25,000 in the first quarters of fiscal 2004 and 2003, respectively. Income tax benefit in the first quarters of fiscal 2004 and 2003 represents the benefit for income taxes related to our international entities.

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

Warranty Accruals:   We generally provide a warranty for hardware product sales for twelve months and software for three months. We accrue warranty expense based on historical expense trends calculated as a percentage of new product sales.  Actual expenses are charged against the accrual in the period they are incurred. On a quarterly basis, the warranty accrual is analyzed for adequacy based on actual trends and subsequent adjustments are made to the liability balance.

Stock-Based Compensation:   We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and its related interpretations.  Accordingly, no charges were taken in the first quarters of fiscal 2004 and 2003 as all stock options were granted at market price.

Deferred Taxes:   We have incurred tax losses in the last four fiscal years and, at June 27, 2003, we have an estimated $88.7 million of federal net operating loss carryforwards and $19.4 million of state operating loss carryforwards available expiring in the years 2020 through 2024.  We have provided a full valuation allowance against our tax assets, given the uncertainty as to their realization. In future years, these benefits are available to reduce or eliminate taxes on future taxable income.  Current federal and state tax laws include provisions that could limit the annual use of our net operating loss carryforwards in the event of certain defined changes in stock ownership.  Our issuances of common and preferred stock may have resulted in such a change.  Accordingly, the annual use of our net operating loss carryforwards may be reduced by these provisions.  Management has not yet determined the extent of the limitation, and this limitation may result in the loss of carryforward benefits due to their expiration.

Liquidity and Capital Resources

As of June 27, 2003, we had cash and cash equivalents of $10.3 million, restricted cash of $1.4 million and short-term investments of $87.1 million for a total of $98.8 million as compared to $94.6 million at the end of fiscal 2003.  The Company benefited from the aforementioned $1.5 million payment received from CACI, $600,000 of refunded royalties previously paid and strong cash collection from customers.

Net cash provided by operating activities in the first quarter of fiscal 2004 was $2.9 million compared to net cash used in operating activities of $3.5 million in the first quarter of fiscal 2003.  Net cash provided by operating activities in the first quarter of fiscal 2004 resulted primarily from net income of $1.6 million, depreciation and amortization of $2.1 million and a decrease in inventories of $3.5 million, offset by a decrease in accounts payable and accrued liabilities of $2.1 million and a gain on the sale of the Federal Services Business of $1.5 million.  Net cash used in operating activities in the first quarter of fiscal 2003 resulted primarily from a net loss of $8.9 million, an increase in inventory of $2.2 million, a gain on the sale of the Federal Services Business of $5.0 million, a gain on building insurance proceeds of $2.2 million, and a decrease in accrued liabilities and accounts payable totaling $3.1 million, offset by the cumulative effect of change in accounting principle, relating to goodwill of $9.6 million, proceeds from insurance settlement of $3.3 million and depreciation and amortization of $2.4 million.

Net cash used in investing activities was $14.7 million in the first quarter of fiscal 2004, compared to net cash provided by investing activities of $9.7 million in the first quarter of fiscal 2003.  Net cash used in investing activities in the first quarter of fiscal 2004 consisted primarily of purchases of short term investments of $91.7 million and purchases of property and equipment of $1.8 million, offset by proceeds from maturities of short term investments of $77.3 million, and an increase in proceeds received from the sale of the Federal Services Business of $1.5 million.  Net cash provided by investing activities in the first quarter of fiscal 2003 resulted primarily from proceeds from maturities of short-term investments of $18.5 million, proceeds from the sale of the Federal Services Business of $5.0 million and a decrease in restricted cash of $1.7 million, partially offset by purchases of short term investments of $13.6 million and purchases of property and equipment of $1.8 million.

Net cash provided by financing activities in the first quarter of fiscal 2004 was $1.1 million compared to net cash provided by investing activities of $410,000 in the first quarter of fiscal 2003. Net cash provided by financing activities resulted from the sale of common stock to employees under stock plans.

We believe that our existing current cash and cash equivalents, short-term investments and cash flows from operations will be sufficient to fund operations, purchases of capital equipment and research and development programs currently planned at least through the next 12 months.

Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board (FASB) issued  Statement of Financial Accounting Standard (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for interim periods beginning after June 15, 2003.   We do not expect the adoption of SFAS 150 to have a material effect on our results of operations or financial condition.

In April 2003, the FASB issued SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.  SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.   SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  We are currently evaluating the effect that the adoption of SFAS 149 will have on our results of operations and financial condition.

In December 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amends SFAS 123, Accounting for Stock-Based Compensation.  SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.  SFAS 148 is effective for fiscal years ending after December 15, 2002.  We adopted the disclosure provisions of SFAS 148 at March 28, 2003.

In November 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  We adopted the provisions of FIN 45 for guarantees issued or modified after December 31, 2002 and the adoption of FIN 45 did not have a material impact on the Company's results of operations or financial position.

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

We have incurred net losses in the recent past and may incur losses again in the future.

For each of the past five fiscal years, we have incurred net losses. Although the Company has reduced operating expenses over the past few years, and was profitable in the first quarter of fiscal 2004, we will need revenue to continue to grow in order to achieve ongoing profitability. Our narrowband product line, Promina, currently provides the bulk of our revenue, but we expect revenue from that product line to decline over the next few years.  Our newer broadband and IP-telephony product lines, SCREAM and SHOUTIP, have not yet achieved market acceptance or broad commercial sales, and we are incurring substantial product development and marketing expenses for those product lines.  Accordingly, we will not likely be profitable on an ongoing basis unless our newer product lines achieve commercial success that outpaces the anticipated decline of our Promina product line.  In addition, we must contain our operating expenses, many of which are fixed in the short term making it difficult to reduce expenses rapidly in response to shortfalls in revenue.

Our operating results may continue to fluctuate.

Our operating results vary significantly from quarter to quarter.  These fluctuations may result from a number of factors, including:

                ●  the volume and timing of orders from and shipments to our customers;

                ●  the length and variability of the sales cycle of our products;

                ●  the timing of and our ability to obtain new customer contracts;

                ●  the timing of new products and services;

                ●  the mix of sales among products and services,

                ●  the timing and level of prototype expenses;

                ●  the availability of products and services;

                ●  the overall capital expenditures of our customers;

                ●  the market acceptance of new and enhanced versions of our products and services or variations in the mix of products and services we sell;

                ●  the availability and cost of key components;

                ●  the timing of revenue recognition/deferrals;

                ●  the adoption of new accounting standards, such as the potential requirement to record expenses for employee stock option grants;

                ●  changes to revenue recognition rules or changing interpretations of such rules as they apply to our sales;

                ●  the obsolescence of inventories;

                ●  the timing and size of Federal Government budget approvals; and

                ●  general economic conditions as well as those specific to the telecommunications, Internet and related industries.

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

The market price of our common stock has fluctuated significantly in the past, will likely continue to fluctuate in the future and may decline.  Fluctuations or a decline in our stock price may occur regardless of our performance.  Among the factors that could affect our stock price, in addition to our performance, are:

                ●  variations between our operating results and the published expectations of securities analysts;

                ●  changes in financial estimates or investment recommendations by securities analysts following our business;

                ●  announcements by us or our competitors of significant contracts, new products or services, acquisitions, or other significant transactions;

                ●  sale of our common stock or other securities in the future;

                ●  the inclusion or exclusion of our stock in various indices or investment categories, especially as compared to the investment profiles of our stockholders at a given time;

                ●  changes in economic and capital market conditions;

                ●  changes in business regulatory conditions; and

                ●  the trading volume of our common stock.

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

Our operating results will depend on the successful design, development, testing, introduction, marketing, and broad commercial distribution of our newer packet-based products, the SCREAM and SHOUTIP   product lines.  The success of these and other new products is dependent on several factors, including proper product definition, competitive pricing, timely completion and introduction to the market, differentiation from competitors' products, and broad market acceptance.  The markets for our products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and evolving methods of building and operating networks.  Our SCREAM product line is targeted at long-established incumbent carriers, such as BellSouth, SBC Communications, Sprint, Verizon, British Telecom and France Telecom, who typically have stringent product requirements and who are reluctant to purchase products from vendors lacking substantial revenues and assets.  Our SHOUTIPproduct line is largely targeted at start-up telecommunications companies who demand highly competitive pricing.  We may not successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products. Products and technologies developed by others may render our products or technologies obsolete or non-competitive, which in turn could adversely affect our ability to achieve profitability.

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

Building relationships with partners, such as software application partners, system integrators, OEMs or resellers can accelerate the sales of new products.  The importance of the software application partners is that they provide functions, such as billing, mediation, provisioning and configuration that are needed to create a total solution for our customers.  We need product OEM or resale partners to supplement and enhance our sales force both in the United States and overseas.  Service providers rely on systems integrators to incorporate new equipment or services into their network.  These integrators are important in the large incumbent carrier networks and could facilitate our entry into those networks.  While we have begun the process of identifying and signing software application, system integrator and OEM or resale partners, more partners may be necessary in all these areas for us to be successful.  We may need to pursue strategic partnerships with vendors who have broader technology or product offerings in order to compete with the end-to-end solution providers, as well as to bolster our co-marketing efforts.  Failure to sign up these new strategic partners could affect our ability to grow overall revenue.

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

We conduct significant sales and customer support operations in countries outside of the United States and depend on non-US operations of our subsidiaries and distribution partners. In addition, we also maintain a satellite research and development facility in Ottawa, Province of Ontario, Canada and, on a case-by-case basis, we outsource research and development activities to third parties here in the US and abroad. As a general rule, international sales tend to have risks that are difficult to foresee and plan for, including political and economic stability, regulatory changes, currency exchange rates, changes in tax rates and structures, and collection of accounts receivable.  Further, our international markets are served primarily by non-exclusive resellers who themselves may be severely affected by economic or market changes within a particular country or region. Our future results could be materially adversely affected by a variety of uncontrollable and changing factors that could affect these activities. Unforeseen or unpredictable changes in international markets could have a material adverse effect on our business, results of operations and financial condition.

The divestiture of our federal services business has reduced our ability to control the quality of service provided to our Federal Government customers.

On December 1, 2000, we closed the sale of our federal service business to CACI, which subsequently provides maintenance and other services to our Federal Government customers.  We continue to sell net.com products directly to the Federal Government and we rely on CACI to perform staging and integration services for them.  Additionally, we have a strategic alliance with CACI to jointly market each other's products and services.  As a result of these arrangements, we are dependent on CACI to provide the level of service to which our customers have become accustomed.  If CACI experiences difficulties in providing those services, or for any other reason leaves our mutual customers unsatisfied, it could adversely affect purchasing decisions for our products and cause our Federal Government customers to seek products from other vendors.

The market for our products is highly competitive and many of our competitors have greater resources than us.

The market for telecommunication equipment is highly competitive, dynamic and characterized by rapid changes to and the convergence of technologies, and a worldwide migration from existing circuit technology to the new packet-based technologies.  We compete directly, internationally and domestically with many different companies, some of which are large, established suppliers of end-to-end solutions, such as Alcatel, Cisco, Lucent, Nortel, Juniper and Siemens.  In addition, there are a number of other smaller companies that are targeting the same market, including CoSine, Nuera, Copper Mountain, Advanced Fiber Communications, Redback and others.  Some of our larger competitors have significantly greater financial, marketing and technical resources than we have and offer a wider range of networking products than we offer.  They are often able to devote greater resources to the development, marketing and sale of their products and to use their equity or significant cash reserves to acquire other companies with technology and/or products that compete directly with ours.  They often can compete favorably on price because their large product selection allows them to bundle multiple solutions together without significantly impacting their overall product margins.  The smaller companies have more ability than net.com to focus their resources on a particular product development unencumbered by the requirements to support an existing product line.  As a result of the flexibility of their market strategies, our competitors may be able to obtain strategic advantages that may adversely affect our business, financial condition or results of operations.

In addition, the networking equipment market has seen the constant introduction of new technologies that has reduced the value of older technology solutions.  This has created pricing pressure on older products while increasing the performance expectations of newer networking equipment.  Moreover, broadband technology standards are constantly evolving and alternative technologies or technologies with greater capability are constantly introduced and sought by our customers.  It is possible that the introduction of other technologies will either supplant our current technologies and technologies we have in development or will require us to significantly lower our prices in order to remain competitive.  To remain competitive, we must continue to evolve our SCREAM and SHOUTIPproduct lines to meet the ever-changing technology needs of the networking market while ensuring that they can be sold at a competitive price.  We also must enhance our Promina product line to provide needed features that increase their overall value for the customer while keeping the price competitive.  Due to the competitive nature of the market and the relative age of our Promina product offerings as well as the competitive pressure being exerted on our SCREAM and SHOUTIPtechnologies, we may not be able to maintain prices for them at levels that will sustain profitability.

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

We single source our manufacturing processes; a failure or delay by a contract-manufacturing vendor could affect our ability to ship our products timely.

We currently subcontract some product testing and all product manufacturing to third parties, with generally only a single source for manufacturing of each product line. Final test and assembly is generally performed at our Fremont, California facility, although we intend to have third parties also perform more of those functions. While subcontracting creates substantial cost efficiencies in the manufacturing process, it also exposes us to delays in product shipments should the contract manufacturer be unable to perform. We have agreed to compensate our contract manufacturers in the event of termination or cancellation of orders, discontinuance of product, or excess material created by an engineering change. Also, should a contract manufacturer in some future period decide not to renew our contract with them, it would be difficult for us to quickly transfer our manufacturing requirements to another vendor, likely causing substantial delays in customer product shipments and affecting our revenue and results of operations. We are currently transitioning some of our product manufacturing to a new vendor, but the transition is limited to specific products and will not materially diversify the outsourcing risk. Also, the transition itself and the lack of experience with the new vendor could cause delays in customer product shipments or otherwise negatively affect our results of operations.

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

For our Promina, SCREAM and SHOUTIPproducts, we license some of our technology from third parties. These licenses are generally limited in duration or by the volume of shipments of the licensed technology. In addition, some of these licenses contain limitations on distribution of the licensed technology or provide for expiration upon certain events, such as a change in control of the company. If the relevant licensing agreement expires or is terminated without our being able to renew that license on commercially reasonable terms, or if we cannot obtain a license for our products or enhancements on our existing products we may be unable to market the affected product.

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

In addition, there are currently few laws or regulations that govern access or commerce on the Internet.  If individual countries, or groups of countries, acting in concert, began to impose regulations or standards on Internet access or commerce including IP telephony, our ability to sell our new SCREAM and SHOUTIPproducts or other new products would be adversely impacted if the regulations or standards resulted in decreased demand or increased costs for our products.

In North America, the former Regional Bell Operating Companies (RBOCs) recommend that Telcordia Technologies, Inc. certify telecommunications equipment under its Operations Systems Modifications for the Integration of Network Elements (OSMINE) program in order to ensure interoperability with other network elements and operational support systems.  We have initiated the process for our product lines to become OSMINE certified, but this is a very expensive and lengthy process.  Any delays or problems with attaining this certification could have a material adverse impact on our business, operating results, and financial condition.

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

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934, we implemented disclosure controls and procedures pursuant to which management under the supervision and with the participation of the chief executive officer ("CEO") and chief financial officer ("CFO") carried out, within 90 days prior to the filing of this quarterly report, a review and evaluation of the effectiveness of these controls and procedures.  Based on this review, our CEO and CFO have concluded that our disclosure controls and procedures are effective in timely alerting them to material changes in information required to be included in our periodic Securities and Exchange Commission filings.

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

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

                31.  Rule 13a-14(a) Certifications

                32.  Section 1350 Certification

(b) Report on Form 8-K

                The Company filed one Current Report on Form 8-K (amended on Form 8-K/A) in the fiscal quarter ended June 27, 2003.  The report, dated April 16, 2003, contained the Company's press release announcing its financial results for the fiscal quarter and year ended March 28, 2003.

SIGNATURES

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                NETWORK EQUIPMENT
                                                                                TECHNOLOGIES, INC.

Dated:  August 8, 2003                                        /s/ Hubert A.J. Whyte
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