Form 10-Q
period 2003-09-26
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2003-11-05
CIK 752431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒        Quarterly Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934
                For the quarterly period ended September 26, 2003

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
(510) 713-730048213.09

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

                Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):  ☒Yes  ☐No

                The number of shares outstanding of the registrant's Common Stock, par value $.01, as of November 3, 2003 was  23,354,449.

NETWORK EQUIPMENT TECHNOLOGIES, INC.

INDEX

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements .............................................................................................................	3

Condensed Consolidated Balance Sheets at September 26, 2003 and March 28, 2003 ...........................................................................................................................	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) - Quarter and Six Months ended September 26, 2003 and September 27, 2002 ....................................................................................................................	4

Condensed Consolidated Statements of Cash Flows - Six Months ended September 26, 2003 and September 27, 2002 ..............................................................	6

Notes to Condensed Consolidated Financial Statements ...................................................	7

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition .....................................................................................................................	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk ........................................	23

Item 4. Disclosure Controls and Procedures .................................................................................	24

PART II. OTHER INFORMATION

Item 1. Legal Proceedings .................................................................................................................	24

Item 4. Submission of Matters to a Vote of Security Holders......................................................	24

Item 6. Exhibits and Reports on Form 8-K ......................................................................................	25

SIGNATURES ................................................................................................................................................	25

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited -- in thousands, except par value)

	September 26,	March 28,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$8,918	$20,593
Restricted cash	1,360	1,361
Short-term investments	84,085	72,614
Accounts receivable, net of allowance for doubtful accounts of $624 at September 26, 2003 and $846 at March 28, 2003	25,270	14,574
Inventories	11,998	14,569
Prepaid expenses and other assets	4,430	4,110

Total current assets	136,061	127,821
Property and equipment, net	33,246	34,486
Software production costs, net	-	5
Other assets	2,260	2,506

Total assets	$171,567	$164,818

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,137	$5,427
Accrued liabilities	16,045	18,081

Total current liabilities	25,182	23,508
Long-term liabilities:
7 1/4% redeemable convertible subordinated debentures	24,706	24,706
Other long-term liabilities	1,930	1,770

Total long-term liabilities	26,636	26,476
Stockholders' equity:
Preferred stock ($0.01 par value; 5,000 shares authorized; none outstanding)	-	-
Common stock ($0.01 par value; 50,000 shares authorized; 23,270 and 22,663 shares outstanding at September 26, 2003 and March 28, 2003, respectively)	232	226
Additional paid-in capital	187,113	184,122
Treasury stock	(3,408)	(3,408)
Accumulated other comprehensive loss	(270)	(198)
Accumulated deficit	(63,918)	(65,908)

Total stockholders' equity	119,749	114,834

Total liabilities and stockholders' equity	$171,567	$164,818

See accompanying notes to condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited -- in thousands, except per share amounts)

	Quarter Ended		Six Months Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
Revenue:
Product	$27,776	$23,095	$57,073	$45,096
Service and other	4,164	4,971	8,968	10,198

Total revenue	31,940	28,066	66,041	55,294

Costs of sales:
Cost of product revenue	11,013	14,074	23,367	25,100
Cost of service and other revenue	3,607	4,801	7,565	9,733

Total cost of sales	14,620	18,875	30,932	34,833

Gross margin	17,320	9,191	35,109	20,461

Operating expenses:
Sales and marketing	7,264	7,883	15,118	16,399
Research and development	6,949	6,684	13,789	13,167
General and administrative	2,442	2,907	5,190	5,772
Restructure costs	-	1,002	266	1,172

Total operating expenses	16,655	18,476	34,363	36,510

Income (loss) from operations	665	(9,285)	746	(16,049)
Interest income	327	616	744	1,363
Interest expense	(524)	(504)	(1,034)	(1,013)
Gain on sale of Federal Services Business	-	-	1,500	5,000
Other income (expense)	(68)	(18)	19	2,181

Income (loss) before taxes	400	(9,191)	1,975	(8,518)
Income tax benefit	-	(2,304)	(15)	(2,329)

Income (loss) before accounting change	400	(6,887)	1,990	(6,189)

Cumulative effect of change in accounting principle relating to goodwill	-	-	-	(9,592)

Net income (loss)	$400	$(6,887)	$1,990	$(15,781)

Per share data:
Income (loss) before accounting change:
Basic	$0.02	$(0.31)	$0.09	$(0.28)
Diluted	$0.02	$(0.31)	$0.08	$(0.28)
Cumulative effect of change in accounting principle relating to goodwill – basic and diluted	$ -	$ -	$ -	$(0.43)
Net income (loss):
Basic	$0.02	$(0.31)	$0.09	$(0.71)
Diluted	$0.02	$(0.31)	$0.08	$(0.71)
Common and common equivalent shares:
Basic	23,066	22,376	22,939	22,336
Diluted	24,342	22,376	24,136	22,336

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), continued
(Unaudited -- in thousands, except per share amounts)

	Quarter Ended		Six Months Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	$ 400	$ (6,887)	$ 1,990	$ (15,781)
Other comprehensive income, net of tax:
Cumulative translation adjustments	(181)	12	73	54
Net unrealized gain (loss) on securities	(160)	222	(145)	574

Comprehensive income (loss)	$ 59	$ (6,653)	$ 1,918	$ (15,153)

See accompanying notes to condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited -- in thousands)

	Six Months Ended
	September 26, 2003	September 27, 2002
Cash and cash equivalents at beginning of period	$20,593	$15,879

Cash flows from operating activities:
Net income (loss)	1,990	(15,781)
Adjustments required to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,407	4,722
Gain on sale of Federal Services Business	(1,500)	(5,000)
Loss on disposition of property and equipment	74	7
Gain on insurance settlement	-	(2,187)
Proceeds from insurance settlement	-	3,258
Cumulative effect of change in accounting principle relating to goodwill	-	9,592
Changes in assets and liabilities:
Accounts receivable	(10,696)	1,286
Inventories	2,650	(834)
Prepaid expenses and other assets	(358)	767
Accounts payable	3,693	(1,432)
Accrued liabilities	(1,916)	(3,529)

Net cash used in operating activities	(1,656)	(9,131)

Cash flows from investing activities:
Purchases of short-term investments	(134,302)	(35,894)
Proceeds from maturities of short-term investments	122,686	37,628
Purchases of property and equipment	(3,297)	(3,561)
Proceeds from sale of Federal Services Business	1,500	5,000
Decrease in restricted cash	1	1,792
Other, net	226	8

Net cash provided by (used in) investing activities	(13,186)	4,973

Cash flows from financing activities:
Issuance of common stock	2,997	883

Net cash provided by financing activities	2,997	883

Effect of exchange rate changes on cash	170	(20)
Net decrease in cash and cash equivalents	(11,675)	(3,295)

Cash and cash equivalents at end of period	$8,918	$12,584

Other cash flow information:
Cash paid (refunded) during the year for:
Interest	$987	$988
Income taxes	$28	$(1,067)
Non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale securities	$(145)	$574

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position as of September 26, 2003, the results of operations for the quarters and six months ended September 26, 2003 and September 27, 2002, and the cash flows for the six months ended September 26, 2003 and September 27, 2002.  These financial statements should be read in conjunction with the March 28, 2003 audited consolidated financial statements and notes thereto.  The results of operations for the quarter and six months ended September 26, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending March 26, 2004.

Stock Based Compensation.   net.com accounts for its stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation. Expense associated with stock-based compensation is amortized on an accelerated basis under Financial Accounting Standards Board Interpretation (FIN) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, over the vesting period of each individual award. In accordance with SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosures--an amendment to FASB Statement No. 123, the Company is required to disclose the effects on reported net income (loss) and basic and diluted net income (loss) per share as if the fair value based method had been applied to all awards. For the quarter and six months ended September 26, 2003 and September 27, 2002, had compensation cost been determined based on the fair value method pursuant to SFAS 123, the Company's net income (loss) would have been as follows  (in thousands, except per share amounts):

	Quarter Ended		Six Months Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002

Net income (loss) -- as reported	$ 400	$ (6,887)	$ 1,990	$ (15,781)
Less: Stock-based compensation expense determined by the fair value method, net of tax	(1,119)	(1,449)	(2,268)	(2,814)

Net loss -- pro forma	$ (719)	$ (8,336)	$ (278)	$ (18,595)

Basic income (loss) per share -- as reported	$ 0.02	$ (0.31)	$ 0.09	$ (0.71)
Diluted income (loss) per share -- as reported	$ 0.02	$ (0.31)	$ 0.08	$ (0.71)

Basic and diluted loss per share -- pro forma	$ (0.03)	$ (0.37)	$ (0.01)	$ (0.83)

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.   SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The Company adopted SFAS 149, and the adoption did not have a material impact on the Company’s results of operations or financial condition.

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

In November 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  The Company adopted the provisions of FIN 45 for guarantees issued or modified after December 31, 2002, and the adoption of FIN 45 did not have a material effect on the Company's results of operations or financial position.

Note 3.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs.  Inventories at September 26, 2003 and March 28, 2003 consisted of the following (in thousands):

	September 26, 2003	March 28, 2003

Purchased components	$ 3,452	$ 5,084
Work-in-process	7,190	6,153
Finished goods	1,356	3,332

Total	$ 11,998	$ 14,569

Note 4.  Income (Loss) Per Share

The following table sets forth the computation of the numerator and denominator used in the computation of basic and diluted net income (loss) per share ( in thousands):

	Quarter Ended		Six Months Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
Numerator:
Income (loss) before accounting change	$ 400	$ (6,887)	$ 1,990	$ (6,189)
Cumulative effect of change in accounting principle, relating to goodwill	-	-	-	(9,592)

Net income (loss)	$ 400	$ (6,887)	$ 1,990	$ (15,781)

Denominator:
Basic weighted average shares of common stock outstanding	23,066	22,376	22,939	22,336
Diluted effect of options issued to employees	1,276	-	1,197	-

Diluted weighted average shares of common stock outstanding	24,342	22,376	24,136	22,336

Basic income (loss) per share has been computed based upon the weighted average number of common shares outstanding for the periods presented.  For diluted income per share, shares used in the per share computation include weighted average common and potentially dilutive shares outstanding.  Potentially dilutive shares consist of shares issuable upon the assumed exercise of dilutive stock options.  These shares totaled 1,276,000 and 118,000 for the quarters ended September 26, 2003 and September 27, 2002, respectively, and 1,197,000 and 77,000 for the six months ended September 26, 2003 and September 27, 2002.  The dilutive shares for the quarter and six months ended September 26, 2003 were included in the dilutive per share computation, however, the dilutive shares for the quarter and six months ended September 27, 2002 were excluded from the per share computation because they were anti-dilutive.  Additionally, there were 784,000 shares of common stock issuable upon conversion of debentures.  These shares, and the related effect of the accrued interest on the debentures, were not included in the calculation of diluted income per share for the quarter and six months ended September 26, 2003 and September 27, 2002, as their inclusion would have been anti-dilutive.

Note 5.  Restructure Costs

In the first quarter of fiscal 2004, net.com recorded a restructuring charge of $266,000.  This charge included $254,000 for lease write-off and $12,000 for office closure costs.  The remaining liability for restructuring charges is $909,000 at September 26, 2003, as shown in the table below.  Components of accrued restructuring charges, which are included in accrued liabilities in the accompanying balance sheets, and changes in accrued amounts related to this restructuring program during the first six months of fiscal 2004 and as of March 28, 2003 were as follows (in thousands):

	Employee Separation Costs	Lease Write-off	Office Closure Costs	Other Restructuring Costs	Total
Balance at March 28, 2003	$ 160	$ 614	$ 36	$ 94	$ 904
Provision	-	254	12	-	266
Payments	(25)	(224)	(12)	-	(261)

Balance at September 26, 2003	$ 135	$ 644	$ 36	$ 94	$ 909

net.com believes that all costs associated with these restructuring charges will be paid no later than the end of fiscal 2007.

Note 6.  Sale of N.E.T. Federal, Inc.'s Professional Service Business

On December 1, 2000, net.com sold the assets of its federal services business to CACI International Inc. (CACI) for cash consideration of $40.0 million.  The assets sold were comprised mainly of federal government service contracts, accounts receivable, spares inventory and fixed assets. The cash received from CACI to date is $38.5 million.  The remaining $1.5 million is payable during the first quarter of fiscal 2005.  During the quarter ended June 27, 2003, net.com received payment and recorded a gain of $1.5 million related to the sale. The total net gain on the sale to date is $26.4 million.  In addition, under an ongoing agreement with CACI, net.com will continue to receive royalties on maintenance revenue.

Note 7.  Goodwill and other intangible assets

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

Note 8.  Warranty accruals

Components of the warranty accrual, which are included in accrued liabilities in the accompanying condensed consolidated balance sheets, during the first six months of fiscal 2004 were as follows (in thousands):

Warranty Accrual
Balance at March 28, 2003	$ 204
Charges to cost of goods sold	153
Charges to warranty accrual	(137)
Other adjustments (1)	(92)

Balance at September 26, 2003	$ 128

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

Results of Operations

The following table depicts selected data derived from our consolidated condensed statements of operations expressed as a percentage of revenue for the periods presented:

	Quarter Ended		Six Months Ended
Percent of revenue	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
Product revenue	87.0%	82.3%	86.4%	81.6%
Service and other revenue	13.0	17.7	13.6	18.4

Total revenue	100.0	100.0	100.0	100.0

Product revenue gross margin	60.4	39.1	59.1	44.3
Service and other revenue gross margin	13.4	3.4	15.6	4.6

Total gross margin	54.2	32.7	53.2	37.0

Sales and marketing	22.7	28.1	22.9	29.7
Research and development	21.8	23.8	20.9	23.8
General and administrative	7.6	10.3	7.9	10.4
Restructure costs	-	3.6	0.4	2.1

Total operating costs	52.1	65.8	52.0	66.0

Income (loss) from operations	2.1	(33.1)	1.1	(29.0)
Other income (expense), net	(0.2)	-	2.3	13.0
Interest income (expense), net	(0.6)	0.4	(0.4)	0.6

Income (loss) before taxes	1.3	(32.7)	3.0	(15.4)
Tax benefit	-	(8.2)	-	(4.2)

Income (loss) before accounting change	1.3	(24.5)	3.0	(11.2)
Cumulative effect of change in accounting principle relating to goodwill	-	-	-	(17.3)

Net income (loss)	1.3%	(24.5)%	3.0%	(28.5	) %

Revenue

	Quarter Ended			Six Months Ended
	September 26, 2003	September 27, 2002

Change

				September 26, 2003	September 27, 2002

Change

Product revenue	$27,776	$23,095	20.3%	$57,073	$45,096	26.6%
Service and other revenue	4,164	4,971	(16.2)	8,968	10,198	(12.1)

Total revenue	$31,940	$28,066	13.8%	$66,041	$55,294	19.4%

The increase in total revenue in the three and six months ended September 26, 2003 compared to the three and six months ended September 27, 2002 is due primarily to the increase in product revenue.

The increases in product revenue in the three and six months ended September 26, 2003 compared to the prior-year periods are due to strong sales in the Federal government sales channel, which increased $5.5 million for the second quarter of fiscal 2004 from the prior year's comparative period and increased $13.6 million on a fiscal year to date basis, due largely to government defense initiatives and adoption of our new products by the government for certain applications.  This increase was offset by declines in the international commercial sales channel of $1.6 million in the three and six months ended September 26, 2003 compared to the three and six months ended September 27, 2002, partly as a result of a general decline in the commercial market for circuit-switched products.  Product revenue is generated primarily from our circuit switched product line, Promina, which accounts for the substantial majority of our product sales worldwide. While the level of revenue we experienced in the first six months of fiscal 2004 may be sustainable in the near term, we caution that factors such as new constraints on government spending, the uncertainty of future U.S. action internationally, or continued slowdown in our international business could cause our revenue to decrease in the near term. We have developed new service creation products for the broadband equipment and Internet protocol (IP) telephony markets.  The product revenue from these products in the second quarter of fiscal 2004 was $4.4 million, or 15.7% of product revenue, whereas year to date product revenue from these products was less than 10%.  We expect the level of revenue from these new products, which are in the early stage of customer adoption, to fluctuate in the near term.

The decrease in service and other revenue is primarily the result of a decline in the installed base of equipment held by non-Federal customers requiring ongoing service support, the effect of our customers reducing their operating costs by lowering their levels of service support and the reliability of our Promina products resulting in lower levels of service support being purchased by our customers.  As part of our product strategy, we have developed new broadband products and related service offerings, which we expect will offset part of the decline in service and other revenue from our narrowband service offerings if and when we achieve a sufficiently sized deployed base of broadband products. In addition, in the third quarter of fiscal 2003, we announced the end of life for service on our IDNX product line, which has stimulated new network upgrades together with related service revenue partially offsetting the declines in service revenue.  Over the remainder of fiscal 2004, we expect our service revenue to remain flat or increase slightly compared to the levels experienced in the first six months of the fiscal year.

Gross Margin

	Quarter Ended		Six Months Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
Product revenue gross margin	60.4%	39.1%	59.1%	44.3%
Service and other revenue gross margin	13.4	3.4	15.6	4.6

Total gross margin	54.2%	32.7%	53.2%	37.0%

Total gross margins improved in the three and six months ended September 26, 2003 compared to the prior-year periods primarily due to higher product revenue and our ongoing cost reduction initiatives.

The increase in product revenue gross margins in the three months ended September 26, 2003 compared to the three months ended September 27, 2002 is due primarily to supply chain initiatives targeting material cost reductions, a $4.7 million increase in product revenue allowing fixed costs to be spread over a greater revenue base, and a decrease in OEM product sales, which have lower gross margins. The increase in product revenue gross margins in the six months ended September 26, 2003 compared to the six months ended September 27, 2002 is due primarily to supply chain initiatives targeting material cost reductions, higher product revenue of $12.0 million allowing fixed costs to be spread over a greater revenue base, a decrease in OEM product sales, which have lower gross margins and a one-time refund in the amount of $600,000 for third party royalty fees paid in prior years that was received in the first quarter of fiscal 2004.  Additionally, in the second quarter of fiscal 2003, we recorded inventory reserve charges of $1.9 million, which negatively affected our product revenue gross margins for the second quarter and first six months of fiscal 2003.

The increase in service and other revenue gross margin in the three months ended September 26, 2003 compared to the three months ended September 27, 2002 is due to a $371,000 decrease in third party service costs and a $727,000 reduction in compensation and related costs. The increase in service and other revenue gross margin in the six months ended September 26, 2003 compared to the six months ended September 27, 2002 is due to an $846,000 decrease in third party service costs and a $1.6 million reduction in compensation and related costs. We expect service and other revenue gross margins to remain flat or decrease slightly through the remainder of fiscal 2004.

Gross margins may be adversely affected in the future due to increases in material and labor costs, increases in subcontractor charges, changes in the mix of products and services we sell, increased sales through resellers or pressure on pricing and margins due to competition. Our newer product lines, SCREAM and SHOUT IP, have lower gross margins than our Promina product line, as a result of customary discounting for early customers and higher per-unit costs associated with low purchase volumes of components. We expect these margins to increase as additional quantities of our new products lines are shipped.  Gross margins may also be adversely affected if product or related warranty costs associated with new products are greater than we have experienced historically.  Also, to the extent we expand our sales through product resellers and strategic partnerships, we would expect to realize lower gross margins.

Operating Expenses

	Quarter Ended			Six Months Ended
	September 26, 2003	September 27, 2002

Change

				September 26, 2003	September 27, 2002

Change

Sales and marketing	$7,264	$7,883	(7.9)%	$15,118	$16,399	(7.8)%
Research and development	6,949	6,684	4.0	13,789	13,167	4.7
General and administrative	2,442	2,907	(16.0)	5,190	5,772	(10.1)
Restructure costs	-	1,002	(100.0)	266	1,172	(77.3)

Total operating costs	$16,655	$18,476	(9.9)%	$34,363	$36,510	(5.9)%

Operating expenses as a percentage of total revenue decreased to 52.1% in the second quarter of fiscal 2004, compared to 65.8% in the second quarter of fiscal 2003 and decreased to 52.0% from 66.0% on a fiscal year to date basis.  The reductions in operating expenses are primarily a result of tightly managed expenses across all functions of the Company.

Sales and marketing expenses as a percentage of total revenue decreased to 22.7% in the second quarter of fiscal 2004, compared to 28.1% in the second quarter of fiscal 2003 and decreased to 22.9% from 29.7% on a fiscal year to date basis. The decrease in spending in the three months ended September 26, 2003 compared to the three months ended September 27, 2002 is primarily the result of a $306,000 decrease in facility and information technology related costs, a $188,000 decrease in commissions and a $127,000 decrease in rental costs. The decrease in spending in the six months ended September 26, 2003 compared to the six months ended September 27, 2002 is primarily the result of a $465,000 decrease in facility and information technology related costs, a $329,000 decrease in marketing communications including advertising, promotions, tradeshows and other sales meeting events, a $283,000 decrease in commissions, a $247,000 decrease in the use of consultants and a $233,000 decrease in rental costs, offset in part by a $275,000 increase in compensation and related costs. We expect sales and marketing expenses to increase slightly in the third quarter of fiscal year 2004 due to our participation in the ITU Telecom World tradeshow that took place in Geneva, Switzerland during that quarter.

Research and development expense as a percentage of total revenue decreased to 21.8% in the second quarter of fiscal 2004 from 23.8% in the second quarter of fiscal 2003 and decreased to 20.9% from 23.8% on a fiscal year to date basis.   The increase in spending in the three months ended September 26, 2003 compared to the three months ended September 27, 2002 is primarily the result of a $161,000 increase in engineering related expenses, a $151,000 increase for the use of outside consultants, and a $136,000 increase in facilities, information technology and corporate services related costs, offset in part by a $207,000 decrease in compensation and benefits.  The increase in spending in the six months ended September 26, 2003 compared to the six months ended September 27, 2002 is primarily the result of a $300,000 increase in facilities, information technology and corporate services related costs, a $285,000 increase for the use of outside consultants, a $184,000 increase in engineering related expenses and a $137,000 increase in depreciation and amortization, offset in part by a $134,000 decrease in compensation and benefits costs, an $87,000 decrease in facility rental costs, a $78,000 decrease in expenses for software and supplies and a $77,000 decrease in recruiting and relocation expenses. We expect research and development spending in future periods to remain relatively constant compared to the first and second quarters of fiscal 2004 as we balance the priority of cost control and the importance of development for the new broadband products.

General and administrative expense as a percentage of total revenue decreased to 7.6% in the second quarter of fiscal 2004 from 10.4% in the second quarter of fiscal 2003 and decreased to 7.9% from 10.4% on a fiscal year to date basis.  The decrease in spending in the three months ended September 26, 2003 compared to the three months ended September 27, 2002 is primarily the result of a $269,000 decrease in outside legal fees, a $225,000 decrease in facility and information technology related costs, and decreased salary related expenses, offset in part by a $127,000 increase in the use of outside services.  The decrease in spending in the six months ended September 26, 2003 compared to the six months ended September 27, 2002 is primarily the result of a $384,000 decrease in outside legal fees, a $330,000 decrease in facility and information technology related costs, and decreased salary related expenses, offset in part by a $268,000 increase in the use of outside services.  We expect general and administrative expenses in future periods to remain relatively constant as compared to the second quarter of fiscal 2004.

Restructuring charges in the second quarter and first six months of fiscal 2004 were zero and $266,000, respectively.  The charges consisted of $254,000 for lease write-off and $12,000 for office closure costs.  Restructuring charges in the second quarter and first six months of fiscal 2003 were $1.0 million and $1.2 million, respectively, and related to employee separation costs. At September 26, 2003, the remaining liability for restructuring charges is $909,000, as shown in the table below.  Components of accrued restructuring charges, which are included in accrued liabilities in the accompanying balance sheet, and changes in accrued amounts related to this restructuring program during the first six months of fiscal 2004 and as of March 28, 2003 were as follows (in thousands):

	Employee Separation Costs	Lease Write-off	Office Closure Costs	Other Restructuring Costs	Total
Balance at March 28, 2003	$ 160	$ 614	$ 36	$ 94	$ 904
Provision	-	254	12	-	266
Payments	(25)	(224)	(12)	-	(261)

Balance at September 26, 2003	$ 135	$ 644	$ 36	$ 94	$ 909

We believe that all costs associated with these restructuring charges will be paid no later than the end of fiscal 2007.

Non-Operating Items

Interest income, primarily relating to short term investments, decreased $289,000 to $327,000 in the second quarter of fiscal 2004 compared to $616,000 in the second quarter of fiscal 2003. Interest income decreased $620,000 to $744,000 in the first six months of fiscal 2004 compared to $1.4 million in the first six months of fiscal 2003.  The decrease in interest income is the result of a declining yield from our investment portfolio.

Interest expense increased $20,000 to $524,000 in the second quarter of fiscal 2004 compared to $504,000 in the second quarter of fiscal 2003.  Interest expense was $1.0 million in the first six months of both fiscal 2004 and 2003.  The most significant component of our interest expense is the interest on our 7 1/4% convertible subordinated debentures, which was $456,000 for the second quarters of  both fiscal 2004 and 2003 and $913,000 for the first six months of both fiscal 2004 and 2003.  Also included in interest expense in the first six months of fiscal 2004 and 2003 is interest expense related to our $2.0 million note payable to our landlord for building repairs related to our former headquarters. The note bears interest at 10% and is payable in monthly installments over 10 years.

In the first quarters of fiscal 2004 and 2003, we recorded gains on the sale of our Federal Services Business of $1.5 million and $5.0 million, respectively. These gains resulted from certain milestones being met as part of the sale of the Federal Services Business to CACI International Inc. (CACI).

Other expense was $68,000 and $18,000 in the second quarters of fiscal 2004 and 2003, respectively. Other income was $19,000 and $2.2 million in the first six months of fiscal 2004 and 2003, respectively. Other income in the first quarter of fiscal 2003 resulted primarily from non-recurring gains of $2.2 million from insurance proceeds received for construction costs associated with our new corporate headquarters in Fremont, California.

Income tax benefit was none and $2.3 million in the second quarters of fiscal 2004 and 2003, respectively, and $15,000 and $2.3 million in the first six months of fiscal 2004 and 2003, respectively. In the second quarter of fiscal 2003, we received a non-recurring tax benefit of $2.3 million comprised primarily of the release $1.4 million of state deferred income taxes and $1.0 million of refunds of domestic and international taxes paid in prior years.  Current year income tax benefit represents the benefit for income taxes related to our international entities.

Cumulative Effect of Change in Accounting Principle Relating to Goodwill

In the first quarter of fiscal 2003, we recorded a charge of $9.6 million for the impairment of goodwill as a result of the implementation of Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets. This charge was recorded as a cumulative change in accounting principle in our condensed consolidated financial statements.

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

Warranty Accruals:   We generally provide a warranty for hardware product sales for twelve months and a warranty for software sales for three months. We accrue warranty expense based on historical expense trends calculated as a percentage of new product sales.  Actual expenses are charged against the accrual in the period they are incurred. On a quarterly basis, the warranty accrual is analyzed for adequacy based on actual trends and subsequent adjustments are made to the liability balance.

Stock-Based Compensation:   We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and its related interpretations.  Accordingly, no charges were taken in the first six months of fiscal 2004 and 2003 as all stock options were granted at market price.

Deferred Taxes:   We have incurred tax losses in the last four fiscal years and, at September 26, 2003, we have an estimated $88.3 million of federal net operating loss carryforwards and $19.3 million of state operating loss carryforwards available expiring in the years 2020 through 2024.  We have provided a full valuation allowance against our tax assets, given the uncertainty as to their realization. In future years, these benefits are available to reduce or eliminate taxes on future taxable income.  Current federal and state tax laws include provisions that could limit the annual use of our net operating loss carryforwards in the event of certain defined changes in stock ownership.  Our issuances of common and preferred stock could result in such a change.  Accordingly, the annual use of our net operating loss carryforwards may be reduced by these provisions.  Management has not yet determined the extent of the limitation, and this limitation may result in the loss of carryforward benefits due to their expiration.

Liquidity and Capital Resources

As of September 26, 2003, we had cash and cash equivalents of $8.9 million, restricted cash of $1.4 million and short-term investments of $84.1 million for a total of $94.4 million as compared to $94.6 million at the end of fiscal 2003.  The Company benefited in the second quarter of fiscal 2004 from a refund of county property taxes of $227,000 and benefited in the first quarter of fiscal 2004 from a $1.5 million payment received from CACI as part of the sale of our Federal Services Business and $600,000 of refunded royalties previously paid.

Net cash used in operating activities in the first six months of fiscal 2004 was $1.7 million compared to net cash used in operating activities of $9.1 million in the first six months of fiscal 2003.  Net cash used in operating activities in the first six months of fiscal 2004 resulted primarily from an increase in accounts receivable of $10.7 million due to the timing of our orders from customers, which was weighted toward the end of the quarter, an increase in accrued liabilities of $1.9 million and a gain on the sale of the Federal Services Business of $1.5 million, offset by net income of $2.0 million, depreciation and amortization of $4.4 million, a decrease in inventories of $2.7 million and an increase in accounts payable of $3.7 million.  Net cash used in operating activities in the first six months of fiscal 2003 resulted primarily from a net loss of $15.8 million, an increase in inventory of $834,000, an increase in accrued liabilities of $3.5 million and an increase in accounts payable of $1.4 million, offset by a decrease in accounts receivable of $1.3 million, a decrease in prepaid expenses of $767,000 and the receipt of $3.3 million in cash in relation to our insurance settlement.  Other components of operating activities in the first six months of fiscal 2003 included a gain on the sale of the Federal Services Business of $5.0 million, a gain on building insurance proceeds of $2.2 million, depreciation and amortization of $4.7 million and the cumulative effect of change in accounting principle relating to goodwill of $9.6 million.

Net cash used in investing activities was $13.2 million in the first six months of fiscal 2004, compared to net cash provided by investing activities of $5.0 million in the first six months of fiscal 2003.  Net cash used in investing activities in the first six months of fiscal 2004 consisted primarily of purchases of short term investments of $134.3 million and purchases of property and equipment of $3.3 million, offset by proceeds from maturities of short term investments of $122.7 million and an increase in proceeds received from the sale of the Federal Services Business of $1.5 million.  Net cash provided by investing activities in the first six months of fiscal 2003 resulted primarily from proceeds from maturities of short-term investments of $37.6 million, a decrease in restricted cash of $1.8 million and an increase in proceeds from the sale of the Federal Services Business of $5.0 million, partially offset by purchases of short term investments of $35.9 million and purchases of property and equipment of $3.6 million.

Net cash provided by financing activities in the first six months of fiscal 2004 was $3.0 million compared to net cash provided by financing activities of $883,000 in the first six months of fiscal 2003. Net cash provided by financing activities resulted from the sale of common stock to employees under stock plans.

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

In April 2003, the FASB issued SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.  SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.   SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  We adopted SFAS 149, and the adoption did not have a material impact on our results of operations and financial condition.

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

In November 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  We adopted the provisions of FIN 45 for guarantees issued or modified after December 31, 2002 and the adoption of FIN 45 did not have a material effect on the Company's results of operations or financial position.

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

For each of the past five fiscal years, we have incurred net losses. Although the Company has reduced operating expenses over the past few years, and was profitable in the first quarter and six months of fiscal 2004, we will need revenue to continue to grow in order to achieve ongoing profitability. Our narrowband product line, Promina, currently provides the bulk of our revenue, but we expect revenue from that product line to decline over the next few years.  Our newer broadband and IP-telephony product lines, SCREAM and SHOUTIP, have not yet achieved market acceptance or broad commercial sales, and we are incurring substantial product development and marketing expenses for those product lines.  Accordingly, we will not likely be profitable on an ongoing basis unless our newer product lines achieve commercial success that outpaces the anticipated decline of our Promina product line.  In addition, we must contain our operating expenses, many of which are fixed in the short term making it difficult to reduce expenses rapidly in response to shortfalls in revenue.

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

                ●  variations in the mix of products and services we sell;

                ●  the timing and level of prototype expenses;

                ●  the availability of products and services;

                ●  the overall capital expenditures of our customers;

                ●  the market acceptance of new and enhanced versions of our products and services;

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

A significant portion of our total revenue from product sales comes from contracts with governmental agencies, most of which do not include long-term purchase commitments.  Historically, the government has been slower to adopt new technology, such as packet-based technology, which has had the effect of extending the product life of our Promina product. While the government has purchased and is evaluating some of our new products for broader deployment, this new business may not be sufficient to offset expected declines in sales of our Promina product.  Furthermore, if the government accelerated adoption of new technology, and replaced the Promina product line in their networks with products other than ours, our product revenue would decline sharply.  We anticipate that our past experience will result in future contracts with the Federal Government; however, we face significant competition in this endeavor.  If we fail in renewing a significant number of Federal Government contracts or if sales to the Federal Government decline sharply, our revenue may not increase to profitable levels.

Continued declines in purchases by our commercial customers and the overall decline of product sales in the service provider market could negatively affect our operations and financial results.

Over the last three years, the financial health of many of our commercial customers, particularly telecommunications service providers, has deteriorated, resulting in a decreased demand for telecommunications products.  In addition, the timing and volume of purchases by service providers can be unpredictable due to their need to generate new revenue with sharply reduced capital budgets while reducing operating expenses. Further, our ability to recognize revenue on sales to these customers will depend on our meeting various acceptance criteria imposed on the company in connection with these products by our early adopter customers, and on the relative financial condition of these customers and whether receivables balances from them are deemed to be collectible. Also, the selling cycle of our SCREAM and SHOUTIP product lines could be extended if our service provider customers continue to reduce their capital budgets. Declines in revenue as a result of any of these factors could cause a material adverse effect on our business, operating results and financial condition.

Our success depends on our ability to develop new products and product enhancements that will achieve market acceptance.

Our operating results will depend on the successful design, development, testing, introduction, marketing, and broad commercial distribution of our newer packet-based products, the SCREAM and SHOUTIP product lines.  The success of these and other new products is dependent on several factors, including proper product definition, competitive pricing, timely completion and introduction to the market, differentiation from competitors' products, and broad market acceptance.  The markets for our products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and evolving methods of building and operating networks.  Our SCREAM product line is targeted at long-established incumbent carriers, such as BellSouth, SBC Communications, Sprint, Verizon, British Telecom and France Telecom, who typically have stringent product requirements and who are reluctant to purchase products from vendors lacking substantial revenues and assets.  Our SHOUTIP product line is largely targeted at start-up telecommunications companies who demand highly competitive pricing and, more recently, to government agencies that require secure voice communications over limited bandwidth.  We may not successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products. Products and technologies developed by others may render our products or technologies obsolete or non-competitive, which in turn could adversely affect our ability to achieve profitability.

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

The market for telecommunication equipment is highly competitive, dynamic and characterized by rapid changes to and the convergence of technologies, and a worldwide migration from existing circuit technology to the new packet-based technologies.  We compete directly, internationally and domestically with many different companies, some of which are large, established suppliers of end-to-end solutions, such as Alcatel, Cisco, Lucent, Nortel, Juniper and Siemens.  In addition, there are a number of other smaller companies that are targeting the same market, including CoSine, Nuera, Copper Mountain, Advanced Fiber Communications, Redback and others.  Some of our larger competitors have significantly greater financial, marketing and technical resources than we have and offer a wider range of networking products than we offer.  They are often able to devote greater resources to the development, marketing and sale of their products and to use their equity or significant cash reserves to acquire other companies with technology and/or products that compete directly with ours.  They often can compete favorably on price because their large product selection allows them to bundle multiple solutions together without significantly affecting their overall product margins.  The smaller companies have more ability than net.com to focus their resources on a particular product development unencumbered by the requirements to support an existing product line.  As a result of the flexibility of their market strategies, our competitors may be able to obtain strategic advantages that may adversely affect our business, financial condition or results of operations.

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

Our international sales are made almost entirely through indirect channels that include distributors and resellers worldwide, and our business strategy includes leveraging resale partners in the United States as well.  Our reseller agreements do not have minimum purchase requirements that they must meet.  Our distributors and resellers often also resell product lines from other companies, including our competitors, some of whom have strong market position relative to net.com.  Because of existing relationships that many of our competitors have with distributors and resellers, it is often difficult for us to find a distributor or reseller who is willing and contractually able to resell our products.  If we cannot develop relationships with distributors and resellers that can effectively market and sell our products and services, we may not be able to meet our forecasted revenue in future quarters.

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

We currently subcontract some product testing and all product manufacturing to third parties, with generally only a single source for manufacturing of each product line. Final test and assembly is generally performed at our Fremont, California facility, although we intend to have third parties also perform more of those functions. While subcontracting creates substantial cost efficiencies in the manufacturing process, it also exposes us to delays in product shipments should the contract manufacturer be unable to perform. We have agreed to compensate our contract manufacturers in the event of termination or cancellation of orders, discontinuance of product, or excess material created by an engineering change. Also, should a contract manufacturer in some future period decide not to renew our contract with them, it would be difficult for us to quickly transfer our manufacturing requirements to another vendor, likely causing substantial delays in customer product shipments and affecting our revenue and results of operations. We have recently transitioned some of our product manufacturing to a new vendor, but the transition is limited to specific products and has not materially diversified the outsourcing risk. Also, the transition itself and the lack of experience with the new vendor could cause delays in customer product shipments or otherwise negatively affect our results of operations.

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

We rely on technologies licensed from third parties.

For our Promina, SCREAM and SHOUTIP products, we license some of our technology from third parties. These licenses are generally limited in duration or by the volume of shipments of the licensed technology. In addition, some of these licenses contain limitations on distribution of the licensed technology or provide for expiration upon certain events, such as a change in control of the company. If the relevant licensing agreement expires or is terminated without our being able to renew that license on commercially reasonable terms, or if we cannot obtain a license for our products or enhancements on our existing products we may be unable to market the affected products.

For many of these technologies, we rely on the third-party provider to update and maintain the technology, fixing errors and adding new features. If the third-party provider does not adequately update and maintain these technologies, whether due to changes in their product direction, their own financial difficulties, or other reasons, we would need to seek alternative means to fulfill the ongoing requirements for our products that incorporate the third-party technology. If we are unable to find alternative means of fulfilling the ongoing requirements, we may be unable to market the affected products.

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

New restrictions on trade, such as in response to transfers of jobs from the United States to lower-cost foreign locations, could limit our ability to purchase components from, or outsource functions to, foreign entities, which would likely make it more difficult to maintain competitiveness in the global market.  As a result of our current concentration of business to the Federal government, we are more sensitive to these trade restrictions, whether tariffs, incentives, or government purchasing requirements such as the "Buy American Act," than it would be with a more diversified customer base.

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

A portion of our investment portfolio is composed of income securities.  These securities are subject to interest rate risk and will fall in value if market interest rates increase.  A sensitivity analysis assuming a hypothetical increase or decrease of 10% from levels at September 26, 2003 and March 28, 2003 indicated the fair value of the portfolio would change by an immaterial amount.  At September 26, 2003, the fair value of the short-term investments was $84.1 million compared to $72.6 million at March 28, 2003.

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934, we implemented disclosure controls and procedures pursuant to which management under the supervision and with the participation of the chief executive officer ("CEO") and chief financial officer ("CFO") carried out a review and evaluation of the effectiveness of these controls and procedures as of September 26, 2003.  Based on this review, our CEO and CFO have concluded that our disclosure controls and procedures are effective in timely alerting them to material changes in information required to be included in our periodic Securities and Exchange Commission filings.

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

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                On August 12, 2003, the Company held its Annual Meeting of Stockholders at the Company’s headquarters in Fremont, California.  Approximately 94% of the 22,936,095 outstanding shares entitled to vote were properly represented by proxy at the meeting.

                The stockholders voted as follows to elect the following persons as Class I Directors for a three-year term:

	For	Withheld
David R. Laube	19,104,591	2,452,874
Hubert A. J. Whyte	17,243,603	4,313,862

                The stockholders also approved the following proposals at the meeting:

	For	Against	Abstain
Ratify the appointment of Deloitte & Touche LLP to serve as the Company’s independent accountants for the fiscal year ending March 26, 2004	21,434,483	101,568	33,194
Approve an amendment to the 1993 Stock Option Plan making various changes, including extending the term of the plan five years	9,340,345	5,611,604	33,194
Approve an amendment to the 1998 EmployeeStock Purchase Plan to clarify the administrator’s ability to designate subsidiaries for participation	21,202,167	339,928	15,370

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

                31.  Rule 13a-14(a) Certifications

                32.  Section 1350 Certification

(b) Report on Form 8-K

                The Company filed one Current Report on Form 8-K in the fiscal quarter ended September 26, 2003.  The report, dated July 16, 2003, furnished the Company's press release announcing its financial results for the fiscal quarter ended June 27, 2003.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                NETWORK EQUIPMENT
                                                                                TECHNOLOGIES, INC.

Dated:  November 5, 2003                                   /s/ Hubert A.J. Whyte
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