Form 10-Q
period 2003-12-26
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2004-02-04
CIK 752431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
x        Quarterly Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934
                For the quarterly period ended December 26, 2003

OR

¨         Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934
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

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  x Yes  ¨ No

                Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):  x Yes  ¨ No

                The number of shares outstanding of the registrant's Common Stock, par value $.01, as of February 3, 2004 was 23,982,479.

NETWORK EQUIPMENT TECHNOLOGIES, INC.

INDEX

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements .............................................................................................................	3

Condensed Consolidated Balance Sheets at December 26, 2003 and March 28, 2003 ...........................................................................................................................	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) - Quarter and Nine Months ended December 26, 2003 and December 27, 2002 .....................................................................................................................	4

Condensed Consolidated Statements of Cash Flows - Nine Months ended December 26, 2003 and December 27, 2002 ................................................................	6

Notes to Condensed Consolidated Financial Statements ...................................................	7

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition .....................................................................................................................	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk ........................................	24

Item 4. Disclosure Controls and Procedures .................................................................................	24

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ......................................................................................	25

SIGNATURES ................................................................................................................................................	25

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited -- in thousands, except par value)

	December 26,	March 28,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$10,876	$20,593
Restricted cash	1,363	1,361
Short-term investments	83,091	72,614
Accounts receivable, net of allowance for doubtful accounts and sale returns of $613 at December 26, 2003 and $846 at March 28, 2003	25,703	14,574
Inventories	12,282	14,569
Prepaid expenses and other assets	3,493	4,110

Total current assets	136,808	127,821
Property and equipment, net	32,226	34,486
Software production costs, net	-	5
Other assets	3,584	2,506

Total assets	$172,618	$164,818

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,575	$5,427
Accrued liabilities	17,252	18,081

Total current liabilities	23,827	23,508
Long-term liabilities:
7 1/4% redeemable convertible subordinated debentures	24,706	24,706
Other long-term liabilities	1,890	1,770

Total long-term liabilities	26,596	26,476
Stockholders' equity:
Preferred stock ($0.01 par value; 5,000 shares authorized; none outstanding)	-	-
Common stock ($0.01 par value; 50,000 shares authorized; 23,513 and 22,663 shares outstanding at December 26, 2003 and March 28, 2003, respectively)	235	226
Additional paid-in capital	188,473	184,122
Treasury stock	(3,408)	(3,408)
Accumulated other comprehensive loss	(95)	(198)
Accumulated deficit	(63,010)	(65,908)

Total stockholders' equity	122,195	114,834

Total liabilities and stockholders' equity	$172,618	$164,818

See accompanying notes to condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited -- in thousands, except per share amounts)

	Quarter Ended		Nine Months Ended
	December 26, 2003	December 27, 2002	December 26, 2003	December 27, 2002
Revenue:
Product	$28,438	$27,991	$85,511	$73,087
Service and other	5,433	5,014	14,401	15,212

Total revenue	33,871	33,005	99,912	88,299

Costs of sales:
Cost of product revenue	11,033	14,195	34,400	39,295
Cost of service and other revenue	4,394	4,582	11,959	14,315

Total cost of sales	15,427	18,777	46,359	53,610

Gross margin	18,444	14,228	53,553	34,689

Operating expenses:
Sales and marketing	8,202	7,880	23,320	24,279
Research and development	6,939	6,366	20,728	19,533
General and administrative	2,349	2,707	7,539	8,479
Restructure costs	-	689	266	1,861

Total operating expenses	17,490	17,642	51,853	54,152

Income (loss) from operations	954	(3,414)	1,700	(19,463)
Interest income	383	566	1,127	1,929
Interest expense	(500)	(491)	(1,534)	(1,504)
Gain on sale of Federal Services Business	-	-	1,500	5,000
Other income	69	167	88	2,348

Income (loss) before taxes	906	(3,172)	2,881	(11,690)
Income tax provision (benefit)	(3)	32	(18)	(2,297)

Income (loss) before accounting change	909	(3,204)	2,899	(9,393)

Cumulative effect of change in accounting principle relating to goodwill	-	-	-	(9,592)

Net income (loss)	$909	$(3,204)	$2,899	$(18,985)

Per share data:
Income (loss) before accounting change:
Basic	$0.04	$(0.14)	$0.13	$(0.42)
Diluted	$0.04	$(0.14)	$0.12	$(0.42)
Cumulative effect of change in accounting principle relating to goodwill – basic and diluted	$ -	$ -	$ -	$(0.43)
Net income (loss):
Basic	$0.04	$(0.14)	$0.13	$(0.85)
Diluted	$0.04	$(0.14)	$0.12	$(0.85)
Common and common equivalent shares:
Basic	23,395	22,476	23,091	22,383
Diluted	24,884	22,476	24,385	22,383

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), continued
(Unaudited -- in thousands, except per share amounts)

	Quarter Ended		Nine Months Ended
	December 26, 2003	December 27, 2002	December 26, 2003	December 27, 2002
Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	$ 909	$ (3,204)	$ 2,899	$ (18,985)
Other comprehensive income, net of tax:
Cumulative translation adjustments	267	(7)	340	47
Net unrealized gain (loss) on securities	(95)	14	(240)	588

Comprehensive income (loss)	$ 1,081	$ (3,197)	$ 2,999	$ (18,350)

See accompanying notes to condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited -- in thousands)

	Nine Months Ended
	December 26, 2003	December 27, 2002
Cash and cash equivalents at beginning of period	$20,593	$15,879

Cash flows from operating activities:
Net income (loss)	2,899	(18,985)
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,571	7,027
Gain on sale of Federal Services Business	(1,500)	(5,000)
Loss on disposition of property and equipment	95	7
Gain on insurance settlement	-	(2,380)
Proceeds from insurance settlement	-	3,451
Cumulative effect of change in accounting principle relating to goodwill	-	9,592
Changes in assets and liabilities:
Accounts receivable	(11,129)	455
Inventories	2,183	(1,532)
Prepaid expenses and other assets	618	1,709
Accounts payable	1,103	(844)
Accrued liabilities	(825)	(1,905)

Net cash provided by (used in) operating activities	15	(8,405)

Cash flows from investing activities:
Purchases of short-term investments	(181,011)	(45,032)
Proceeds from maturities of short-term investments	170,294	49,340
Purchases of property and equipment	(4,247)	(4,659)
Proceeds from sale of Federal Services Business	1,500	5,000
Change in restricted cash	(1,453)	1,891
Other, net	360	30

Net cash provided by (used in) investing activities	(14,557)	6,570

Cash flows from financing activities:
Issuance of common stock	4,362	958

Net cash provided by financing activities	4,362	958

Effect of exchange rate changes on cash	463	(9)
Net decrease in cash and cash equivalents	(9,717)	(886)

Cash and cash equivalents at end of period	$10,876	$14,993

Other cash flow information:
Cash paid (refunded) during the year for:
Interest	$1,927	$1,930
Income taxes	$28	$(1,067)
Non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale securities	$(240)	$588

See accompanying notes to the condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements

Note 1.  Description of the Company

Network Equipment Technologies, Inc., doing business as net.com (net.com or the Company), is a global provider of networking technology platforms that are used for mission-critical communications solutions.  The Company's multiservice wide area networking products, comprising the Promina product line, use circuit-switched technology to provide an effective platform for developing reliable and secure networks.  In response to the growth of next-generation networks using packet-switching technologies and the Internet protocol (IP), the Company developed its SCREAM and SHOUTIP service creation platforms for broadband, IP telephony, and multiservice networks. These platforms allow network service providers to rapidly create and deliver new service offerings that the Company believes can help them to accelerate the return on their network investment, reduce capital and operating expenditures, and achieve greater profits. Network Equipment Technologies, Inc. was founded in 1983 and has been doing business as net.com since 2000.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation.   The condensed consolidated financial statements include the accounts of net.com and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position as of December 26, 2003, the results of operations for the quarters and nine months ended December 26, 2003 and December 27, 2002, and the cash flows for the nine months ended December 26, 2003 and December 27, 2002.  These financial statements should be read in conjunction with the March 28, 2003 audited consolidated financial statements and notes thereto.  The results of operations for the quarter and nine months ended December 26, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending March 26, 2004.

Stock-Based Compensation.   net.com accounts for its stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation. Expense associated with stock-based compensation is amortized on an accelerated basis under Financial Accounting Standards Board Interpretation (FIN) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, over the vesting period of each individual award. In accordance with SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosures--an amendment to FASB Statement No. 123, the Company is required to disclose the effects on reported net income (loss) and basic and diluted net income (loss) per share as if the fair value based method had been applied to all awards. For the quarter and nine months ended December 26, 2003 and December 27, 2002, had compensation cost been determined based on the fair value method pursuant to SFAS 123, the Company's net income (loss) would have been as follows (in thousands, except per share amounts):

	Quarter Ended		Nine Months Ended
	December 26, 2003	December 27, 2002	December 26, 2003	December 27, 2002

Net income (loss) -- as reported	$ 909	$ (3,204)	$ 2,899	$ (18,985)
Less: Stock-based compensation expense determined by the fair value method, net of tax	(971)	(891)	(3,128)	(3,350)

Net loss -- pro forma	$ (62)	$ (4,095)	$ (229)	$ (22,335)

Basic income (loss) per share -- as reported	$ 0.04	$ (0.14)	$ 0.13	$ (0.85)
Diluted income (loss) per share -- as reported	$ 0.04	$ (0.14)	$ 0.12	$ (0.85)

Basic and diluted loss per share -- pro forma	$ (0.00)	$ (0.18)	$ (0.01)	$ (1.00)

Recently Issued Accounting Standards.   In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition.  SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations.   The adoption of SAB 104 did not have a material effect on the Company's results of operations or financial condition.

Note 3.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs.  Inventories at December 26, 2003 and March 28, 2003 consisted of the following (in thousands):

	December 26, 2003	March 28, 2003

Purchased components	$ 2,697	$ 5,084
Work-in-process	7,625	6,153
Finished goods	1,960	3,332

Total	$ 12,282	$ 14,569

Note 4.  Income (Loss) Per Share

The following table sets forth the computation of the numerator and denominator used in the computation of basic and diluted net income (loss) per share (in thousands):

	Quarter Ended		Nine Months Ended
	December 26, 2003	December 27, 2002	December 26, 2003	December 27, 2002
Numerator:
Income (loss) before accounting change	$ 909	$ (3,204)	$ 2,899	$ (9,393)
Cumulative effect of change in accounting principle, relating to goodwill	-	-	-	(9,592)

Net income (loss)	$ 909	$ (3,204)	$ 2,899	$ (18,985)

Denominator:
Basic weighted average shares of common stock outstanding	23,395	22,476	23,091	22,383
Diluted effect of options issued to employees	1,489	-	1,294	-

Diluted weighted average shares of common stock outstanding	24,884	22,476	24,385	22,383

Basic income (loss) per share has been computed based upon the weighted average number of common shares outstanding for the periods presented.  For diluted income per share, shares used in the per share computation include weighted average common and potentially dilutive shares outstanding.  Potentially dilutive shares consist of shares issuable upon the assumed exercise of dilutive stock options.  These shares totaled 1,489,000 and 121,000 for the quarters ended December 26, 2003 and December 27, 2002, respectively, and 1,294,000 and 203,000 for the nine months ended December 26, 2003 and December 27, 2002.  The dilutive shares for the quarter and nine months ended December 26, 2003 were included in the diluted per share computation. Because the Company reported a net loss for the quarter and nine months ended December 27, 2002, the calculation of diluted net loss per share does not include common stock equivalents as they are anti-dilutive and would result in a reduction of net loss per share.  Additionally, there were 784,000 shares of common stock issuable upon conversion of debentures.  These shares, and the related effect of the accrued interest on the debentures, were not included in the calculation of diluted income (loss) per share for the quarter and nine months ended December 26, 2003 and December 27, 2002, as their inclusion would have been anti-dilutive.

Note 5.  Restructure Costs

In the first quarter of fiscal 2004, net.com recorded a restructuring charge of $266,000.  This charge included $254,000 for lease write-off and $12,000 for office closure costs.  The remaining liability for restructuring charges is $790,000 at December 26, 2003, as shown in the table below.  Components of accrued restructuring charges, which are included in accrued liabilities in the accompanying balance sheets, and changes in accrued amounts related to this restructuring program during the first nine months of fiscal 2004 and as of March 28, 2003 were as follows (in thousands):

	Employee Separation Costs	Lease Write-off	Office Closure Costs	Other Restructuring Costs	Total
Balance at March 28, 2003	$ 160	$ 614	$ 36	$ 94	$ 904
Provision	-	254	12	-	266
Payments	(25)	(343)	(12)	-	(380)

Balance at December 26, 2003	$ 135	$ 525	$ 36	$ 94	$ 790

net.com believes that all costs associated with these restructuring charges will be paid no later than the end of fiscal 2007.

Note 6.  Sale of N.E.T. Federal, Inc.'s Professional Services Business

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

Note 8.  Warranty accruals

Components of the warranty accrual, which are included in accrued liabilities in the accompanying condensed consolidated balance sheets, during the first nine months of fiscal 2004 were as follows (in thousands):

Warranty Accrual
Balance at March 28, 2003	$ 204
Charges to cost of goods sold	196
Charges to warranty accrual	(197)
Other adjustments (1)	(77)

Balance at December 26, 2003	$ 126

                (1) Adjustment resulted from a change in warranty cost estimates primarily from lower hourly costs of labor to repair products and reduced frequency of warranty claims.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This discussion and analysis should be read in conjunction with Part II of our Form 10-K for the fiscal year ended March 28, 2003. Statements contained in this Form 10-Q, which are not historical facts are forward-looking statements, including statements that relate to products, customers, operations and contingent payments.  A forward-looking statement may contain words such as "plans," "hopes," "believes," "estimates," "will continue to be," "will be," "continue to," "expect to," "anticipate that," "to be," or "can impact."  Forward-looking statements are based upon management expectations and involve risks and uncertainties that may cause actual results to differ materially from those anticipated in the forward-looking statements.  Many factors may cause actual results to vary including, but not limited to, the factors discussed in this Form 10-Q.  net.com expressly disclaims any obligation or undertaking to revise or publicly release any updates or revisions to any forward-looking statement contained in this Form 10-Q.  Investors should carefully review the risk factors described in this Form 10-Q along with other documents net.com files from time to time with the Securities and Exchange Commission (SEC).

Significant Accounting Policy Judgments and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires that we make estimates and judgments, which affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to sales returns, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring charges, contingencies, such as litigation, and contract terms that have multiple elements and other complexities typical in the telecommunications equipment industry. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition:  We enter into agreements to sell products and services and other arrangements (multiple element arrangements) that include combinations of products and services. We recognize product revenue generally upon shipment, when all four of the following criteria are met:

    1)  we have a contract with our customer,
    2)  when delivery has occurred and risk of loss passes to the customer,
    3)  when our price is fixed or determinable, and
    4)  when collection of the receivable is reasonably assured.

For transactions where we have not yet obtained customer acceptance, revenue is generally deferred until the terms of acceptance are satisfied. Revenue for installation or other services is recognized upon completion of the service. Maintenance contracts are typically recognized ratably over the period of the contracts. When arrangements include multiple elements, such as products and services, we allocate revenue among the elements using objective evidence of fair value of each element, to the extent such objective evidence is available, and then recognize revenue for each element when the criteria for revenue recognition have been met. This allocation requires judgment as to whether vendor-specific objective evidence of fair value exists for the various elements. If fair value cannot be determined for some elements of the arrangement, such as support services, a portion of product revenue is deferred and recognized when the other elements of the arrangement have been delivered and accepted. Many of the conditions discussed above are inherently subjective and are frequently dependent on individual facts and circumstances.  Therefore, we cannot always accurately determine in advance when some components of revenue will be recognizable.  Deferral of substantial revenue due to any of these conditions could adversely affect our revenue in a given period.

Allowance for Sales Returns:   A reserve for sales returns is established based on historical trends in product returns. If the actual future returns differ from historical levels, our revenue could be adversely affected.

Allowance for Doubtful Accounts:  The allowance for doubtful accounts receivable is based on our assessment of the collectibility of specific customer accounts and the aging of accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, we may have to increase our allowance for doubtful accounts receivable, and our operating expenses could be adversely affected.

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

Stock-Based Compensation:    We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations.  Accordingly, no charges were taken in the first nine months of fiscal 2004 and 2003 as all stock options were granted at market price.

Deferred Taxes:    We have incurred tax losses in the last four fiscal years and, at December 26, 2003, we have an estimated $91.5 million of federal net operating loss carryforwards and $18.0 million of state operating loss carryforwards available expiring in the years 2020 through 2024.  We have provided a full valuation allowance against our tax assets, given the uncertainty as to their realization. In future years, these benefits are available to reduce or eliminate taxes on future taxable income.  Current federal and state tax laws include provisions that could limit the annual use of our net operating loss carryforwards in the event of certain defined changes in stock ownership.  Our issuances of common and preferred stock could result in such a change.  Accordingly, the annual use of our net operating loss carryforwards may be limited by these provisions, and this limitation may result in the loss of carryforward benefits to the extent the above-limit portion expires before it can be used.  Management has not yet determined the extent of the limitation, if any.

Results of Operations

The following table depicts selected data derived from our consolidated condensed statements of operations expressed as a percentage of revenue for the periods presented:

	Quarter Ended		Nine Months Ended
Percent of revenue	December 26, 2003	December 27, 2002	December 26, 2003	December 27, 2002
Product revenue	84.0%	84.8%	85.6%	82.8%
Service and other revenue	16.0	15.2	14.4	17.2

Total revenue	100.0	100.0	100.0	100.0

Product revenue gross margin	61.2	49.3	59.8	46.2
Service and other revenue gross margin	19.1	8.6	17.0	5.9

Total gross margin	54.5	43.1	53.6	39.3

Sales and marketing	24.2	23.9	23.4	27.5
Research and development	20.5	19.3	20.7	22.1
General and administrative	6.9	8.2	7.5	9.6
Restructure costs	-	2.1	0.3	2.1

Total operating costs	51.6	53.5	51.9	61.3

Income (loss) from operations	2.8	(10.4)	1.7	(22.0)
Other income, net	0.2	0.5	1.6	8.3
Interest income (expense), net	(0.3)	0.3	(0.4)	0.5

Income (loss) before taxes	2.7	(9.6)	2.9	(13.2)
Income tax provision (benefit)	-	0.1	-	(2.6)

Income (loss) before accounting change	2.7	(9.7)	2.9	(10.6)
Cumulative effect of change in accounting principle relating to goodwill	-	-	-	(10.9)

Net income (loss)	2.7%	(9.7)%	2.9%	(21.5)%

Overview and Highlights

       ●  We are focused on achieving consistent profitability. With the quarter ended December 26, 2003, we achieved a third straight quarter of operating profitability and a fourth consecutive quarter of net income, with net income of $909,000 or $0.04 per share for the quarter ended December 26, 2003.

       ●  The primary driver for profitability is growing our revenue base. Total revenue for the quarter ended December 26, 2003 increased 2.6% from the third quarter of the prior year and increased 6.0% from the second quarter of fiscal 2004, due to increases in both product and service revenue.

        ●  In order to grow revenue, we must develop and successfully introduce new products. During the third quarter we announced a number of product developments to be introduced early in calendar 2004, including: the addition of Cisco’s IOS software to our SCREAM platform; enhancements for secure voice on our SHOUTIPplatform; new versions of a number of cards for our Promina platform with enhanced functionality as well as production cost savings; and our new network management system, “netMS.” Revenue from our new products was under 10% of total product revenue for both the quarter and nine months ended December 26, 2003.

       ●  Until our new products achieve broad market acceptance, we are dependent on revenue from existing products. To date, we have been successful in extending the lifecycle of our circuit-switched products by continually expanding their functionality, and we have developed a migration path to broadband technology through the SCREAMlink program. The SCREAMlink program, which facilitates the connection of our circuit-switched Promina products to our broadband SCREAM products, has helped stimulate demand for both product lines. The Promina product line continues to provide the substantial majority of our revenue, and in the third quarter of fiscal 2004 we received substantial new orders for Promina products, particularly from defense agencies, including a large order comprised of Promina, SCREAMlink and SCREAM gear for integrated voice, routing, and data transport capabilities over a variety of transport protocols.

       ●  Our new products are targeted primarily at telecommunications carriers, and also at new applications within our existing customer base. The environment for sales of new equipment to telecommunications carriers remains challenging, but we believe that some carriers are beginning to resume investment in new equipment, which will hopefully result in increased sales opportunities for our new products. In the third quarter of fiscal 2004, we deployed the SCREAM Service Creation Manager platform in a number of carriers' testing labs. We also installed a new SHOUTIPnetwork for an existing customer to deliver voice services over Internet protocol (VoIP), and we tested SHOUTIPfor a defense customer requiring secure voice over IP.

       ●  We strive to maintain a strong cash position for stability and flexibility in managing our business.Total cash, cash equivalents, restricted cash and short term investments rose to $96.8 million, including $1.5 million in long term restricted cash related to a performance bond on a contract, at December 26, 2003, from $94.4 million at September 26, 2003.  The increase in cash resulted from operating activities and proceeds from the sale of common stock upon the exercise of employee stock options.

Revenue

	Quarter Ended			Nine Months Ended
	December 26, 2003	December 27, 2002	Change	December 26, 2003	December 27, 2002	Change
Product revenue	$28,438	$27,991	1.6%	$85,511	$73,087	17.0%
Service and other revenue	5,433	5,014	8.4	14,401	15,212	(5.3)

Total revenue	$33,871	$33,005	2.6%	$99,912	$88,299	13.2%

The increase in total revenue in the quarter ended December 26, 2003 compared to the quarter ended December 27, 2002 is due to increases in both product and service revenue.  The increase in total revenue in the nine months ended December 26, 2003 compared to the nine months ended December 27, 2002 is due to the increase in product revenue.

The increases in product revenue in the quarter and nine months ended December 26, 2003 compared to the prior-year periods are due to strong sales in the government sales channel.  Government sales in the third quarter of fiscal 2004 increased $848,000 from the prior year's comparative quarter and increased $14.5 million on a fiscal year to date basis, due largely to government defense initiatives and purchases of our new products by the government.  This increase was offset by declines in international commercial sales of $649,000 in the quarter ended December 26, 2003 and $2.2 million in the nine months ended December 26, 2003 compared to the prior year periods, partly as a result of a general decline in the commercial market for circuit-switched products, along with smaller declines in commercial sales in North America.  Product revenue is generated primarily from our circuit switched product line, Promina, which accounts for the majority of our product sales worldwide. We caution that factors such as new constraints on government spending, the uncertainty of future U.S. action internationally, or continued slowdown in our international business could cause our revenue to decrease in the near term. Additionally, the recognition of revenue from some recent large deals will depend on customer deployment schedules and the timing of contractual acceptance provisions being met, which could cause significant fluctuations in our revenue in the near term. We have developed new service creation products, SCREAM and SHOUTIP, for the broadband equipment and IP telephony markets.  The product revenue from these products in the third quarter of fiscal 2004 was $1.7 million, or 5.8% of product revenue, and year to date revenue from these products was less than 10%.  We expect the level of revenue from these new products, which are in the early stage of customer adoption with prolonged sales cycles, to fluctuate in the near term until we establish a broad customer base.

The increase in service and other revenue is primarily the result of some federal customers that have begun entering into service contracts with us rather than directly with our third-party service provider, as well as early sales of our new broadband products that include related service offerings.  These increases are partially offset by a general decline in the installed base of equipment held by non-Federal customers requiring ongoing service support.  In addition, a number of customers have been lowering their levels of service support in efforts to reduce their operating costs, which is enabled in part by the reliability of our Promina products.  Over the remainder of fiscal 2004, we expect our service revenue to remain flat compared to the levels experienced in the first nine months of the fiscal year.

Gross Margin

	Quarter Ended		Nine Months Ended
	December 26, 2003	December 27, 2002	December 26, 2003	December 27, 2002
Product revenue gross margin	61.2%	49.3%	59.8%	46.2%
Service and other revenue gross margin	19.1	8.6	17.0	5.9

Total gross margin	54.5%	43.1%	53.6%	39.3%

Total gross margin improved in the quarter and nine months ended December 26, 2003 compared to the prior-year periods primarily due to higher product and service revenue and our ongoing cost reduction initiatives.

The increase in product revenue gross margin in the quarter and nine months ended December 26, 2003 compared to the quarter and nine months ended December 27, 2002, respectively, is due primarily to:

       ●  supply chain initiatives begun in the quarter ended June 26, 2003, which have yielded significant reductions in materials cost, contributing several points to the product revenue gross margin;

       ●  increases in product revenue, allowing fixed costs to be spread over a greater revenue base;

       ●  a change in the mix of products, including a decrease of more than 50% from prior periods in “original equipment manufacturer” (OEM) product sales, which have lower gross margins;

       ●  for the nine-month comparison, a one-time refund in the amount of $600,000 for third party royalty fees paid in prior years that was received in the first quarter of fiscal 2004.

Additionally, product revenue gross margins in the quarter and nine months ended December 27, 2002 were negatively affected by inventory reserve charges of $345,000 and $2.2 million, respectively.

We expect product revenue gross margin to remain relatively flat through the remainder of fiscal 2004, depending on the level of product revenue, the mix of products, and our ability to control materials cost, which is affected by factors such as order lead times.

The increase in service and other revenue gross margin in the quarter and nine months ended December 26, 2003 compared to the quarter and nine months ended December 27, 2002, respectively, is due to:

       ●  increases in service revenue, allowing the relatively fixed costs of service support to be spread over a greater revenue base,

       ●  reductions in compensation and related costs of $440,000 and $2.0 million, respectively, and

       ●  decreases in third party service costs of $244,000 and $1.1 million, respectively.

We expect service and other revenue gross margin to remain relatively flat through the remainder of fiscal 2004.

Gross margins may be adversely affected in the future due to increases in material and labor costs, increases in subcontractor charges, changes in the mix of products and services we sell, increased sales through resellers, increased warranty costs, or pressure on pricing and margins due to competition. Our newer product lines, SCREAM and SHOUTIP, currently have lower gross margins than our Promina product line, as a result of customary discounting for early customers and higher per-unit costs associated with low purchase volumes of components.

Operating Expenses

	Quarter Ended			Nine Months Ended
	December 26, 2003	December 27, 2002	Change	December 26, 2003	December 27, 2002	Change
Sales and marketing	$8,202	$7,880	4.1%	$23,320	$24,279	(3.9)%
Research and development	6,939	6,366	9.0	20,728	19,533	6.1
General and administrative	2,349	2,707	(13.2)	7,539	8,479	(11.1)
Restructure costs	-	689	(100.0)	266	1,861	(85.7)

Total operating expenses	$17,490	$17,642	(0.9)%	$51,853	$54,152	(4.2)%

The reductions in total operating expenses are primarily a result of tightly managed expenses across all functions of the Company.

The increase in sales and marketing expenses in the quarter ended December 26, 2003 compared to the quarter ended December 27, 2002 is primarily the result of a $244,000 increase in marketing communications including advertising, promotions, tradeshows and other sales meeting events, and a $209,000 increase in compensation and related costs including commissions. In the third quarter of fiscal 2004, we participated in the ITU Telecom World trade show in Geneva, Switzerland which involved significant expense. The decrease in spending in the nine months ended December 26, 2003 compared to the nine months ended December 27, 2002 is primarily the result of a $277,000 decrease in facility, information technology and corporate services related costs, a $313,000 decrease in rental costs, and a $149,000 decrease in deprecation and amortization. We expect sales and marketing expenses to remain relatively constant compared to the first nine months of fiscal 2004 as we balance the priority of cost control and the importance of new business development.

The increase in research and development spending in the quarter ended December 26, 2003 compared to the quarter ended December 27, 2002 is primarily the result of a $224,000 increase in compensation and benefits, a $227,000 increase for the use of outside consultants, a $136,000 increase in facilities, information technology and corporate services related costs, and a $134,000 increase in depreciation and amortization, offset in part by a $119,000 decrease in engineering related expenses.  The increase in spending in the nine months ended December 26, 2003 compared to the nine months ended December 27, 2002 is primarily the result of a $512,000 increase for the use of outside consultants, a $435,000 increase in facilities, information technology and corporate services related costs, and a $272,000 increase in depreciation and amortization. We expect research and development spending in future periods to remain relatively constant compared to the first nine months of fiscal 2004 as we balance the priority of cost control and the importance of development for the new broadband products.

The decrease in general and administrative expenses in the quarter ended December 26, 2003 compared to the quarter ended December 27, 2002 is primarily the result of a $324,000 decrease in outside legal fees and a $144,000 decrease in the use of outside consultants.  The decrease in spending in the nine months ended December 26, 2003 compared to the nine months ended December 27, 2002 is primarily the result of a $708,000 decrease in outside legal fees, a $243,000 decrease in facility and information technology related costs, a $166,000 decrease in the use of consultants, and a $130,000 decrease in recruiting and relocation fees, offset in part by a $321,000 increase in the use of outside services.  We expect general and administrative expenses in future periods to remain relatively constant as compared to the third quarter of fiscal 2004.

Restructuring charges in the third quarter and first nine months of fiscal 2004 were zero and $266,000, respectively.  The charge consisted of $254,000 for lease write-off and $12,000 for office closure costs.  Restructuring charges in the third quarter and first nine months of fiscal 2003 were $689,000 and $1.9 million, respectively, and related to employee separation costs. The remaining liability for restructuring charges is $790,000 at December 26, 2003, as shown in the table below.  Components of accrued restructuring charges, which are included in accrued liabilities in the accompanying balance sheets, and changes in accrued amounts related to this restructuring program during the first nine months of fiscal 2004 and as of March 28, 2003 were as follows (in thousands):

	Employee Separation Costs	Lease Write-off	Office Closure Costs	Other Restructuring Costs	Total
Balance at March 28, 2003	$ 160	$ 614	$ 36	$ 94	$ 904
Provision	-	254	12	-	266
Payments	(25)	(343)	(12)	-	(380)

Balance at December 26, 2003	$ 135	$ 525	$ 36	$ 94	$ 790

We believe that all costs associated with these restructuring charges will be paid no later than the end of fiscal 2007.

Non-Operating Items

	Quarter Ended			Nine Months Ended
	December 26, 2003	December 27, 2002	Change	December 26, 2003	December 27, 2002	Change
Interest income	$383	$566	(32.3)%	$1,127	$1,929	(41.6)%
Interest expense	(500)	(491)	1.8	(1,534)	(1,504)	2.0
Gain on sale of Federal Services Business	-	-	-	1,500	5,000	(70.0)
Other income	69	167	(58.7)	88	2,348	(96.3)

The decrease in interest income, primarily relating to short term investments, is the result of a declining yield from our investment portfolio.

Interest expense was due primarily to the interest on our 7 1/4% convertible subordinated debentures. Also included in interest expense is interest related to our $2.0 million note payable to our landlord for building repairs related to our former headquarters. The note bears interest at 10% and is payable in monthly installments over 10 years.

In the first quarters of fiscal 2004 and 2003, we recorded gains on the sale of our Federal Services Business of $1.5 million and $5.0 million, respectively. These gains resulted from certain milestones being met as part of the sale of the Federal Services Business to CACI International Inc. (CACI).

Other income in the first quarter of fiscal 2003 resulted primarily from non-recurring gains of $2.2 million in proceeds from an insurance settlement related to our former headquarters campus, used for construction costs associated with our new corporate headquarters.

Income Tax Expense (Benefit)

Income tax expense (benefit) was a benefit of $3,000 and an expense of $32,000 in the third quarters of fiscal 2004 and 2003, respectively, due to our net operating loss carryforwards, which have offset our taxable income.  Income tax benefit was $18,000 and $2.3 million in the first nine months of fiscal 2004 and 2003, respectively. In the second quarter of fiscal 2003, we received a non-recurring tax benefit of $2.3 million comprised primarily of the release of $1.4 million of state deferred income taxes and $1.0 million of refunds of domestic and international taxes paid in prior years.

Cumulative Effect of Change in Accounting Principle Relating to Goodwill

In the first quarter of fiscal 2003, we recorded a charge of $9.6 million for the impairment of goodwill as a result of the implementation of Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets. This charge was recorded as a cumulative effect of a change in accounting principle in our condensed consolidated financial statements.

Liquidity and Capital Resources

As of December 26, 2003, we had cash and cash equivalents of $10.9 million, restricted cash of $1.4 million, short-term investments of $83.1 million and long term restricted cash included in other assets on our balance sheet of $1.5 million related to a performance bond on a contract, for a total of $96.8 million as compared to $94.6 million at the end of fiscal 2003.

The Company benefited in the first nine months of fiscal 2004 from the following:

       ●  a $227,000 refund of county property taxes in the second quarter of fiscal 2004,

       ●  a $1.5 million payment received in the first quarter of fiscal 2004 from CACI as part of the sale of our Federal Services Business,

       ●  a $600,000 refund from royalties previously paid, and

       ●  $4.4 million in proceeds from issuance of common stock upon the exercise of employee stock options.

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the nine months ended December 26, 2003 was $15,000 compared to net cash used in operating activities of $8.4 million for the nine months ended December 27, 2002. Non cash adjustments to reconcile net income to net cash provided by investing activities for the nine months ended December 26, 2003 were due primarily to depreciation and amortization of $6.6 million offset by a $1.5 million gain on the sale of our Federal Services Business. Non cash adjustments to reconcile net loss to net cash used in investing activities for the nine months ended December 27, 2002 were due primarily to depreciation and amortization of $7.0 million, $3.5 million of insurance settlement proceeds related to our former headquarters campus, and $9.6 million from the cumulative effect of an accounting change relating to goodwill from the implementation of SFAS 142, offset by a $5.0 million gain on the sale of our Federal Services Business and a $2.4 million gain related to the insurance settlement. We expect to continue to incur charges for depreciation and amortization and are expecting to record gains from the sale of our Federal Services business in the first quarter of fiscal 2005, when the last payment is due, but are not expecting the other items to affect our cash flows going forward as they are non-recurring in nature. The other items that affect our cash flow from operations are changes in our assets and liabilities accounts, including accounts receivable, inventories, prepaid expenses and other assets, accounts payable, and accrued liabilities. The increase in accounts receivable was $11.1 million for the nine months ended December 26, 2003 due to the timing of orders shipped in the quarter.  Days sales outstanding (DSO) for the quarter ended December 26, 2003 was 69 days as compared to 53 days for the quarter ended December 27, 2002.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities for the nine months ended December 26, 2003 was $14.6 million compared to net cash provided by investing activities of $6.6 million for the nine months ended December 27, 2002. Purchases of short-term investments exceeded proceeds from maturities of short-term investments by $10.7 million in the nine months ended December 27, 2003 as compared to proceeds from maturities of short-term investments exceeding purchases of short-term investments by $4.3 million in the nine months ended December 27, 2002. This change resulted from turning short-term investments more quickly in an effort to maximize the returns on our short-term investments to offset the declines in the yields we have experienced over the past year. Investments in property, plant and equipment remained fairly consistent at approximately $4.2 million and $4.7 million in the nine months ended December 26, 2003 and December 27, 2002, respectively.  In the nine months ended December 26, 2003 and December 27, 2002, net cash provided by (used in) investing activities included $1.5 million and $5.0 million, respectively, in proceeds from the sale of our Federal Services Business.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended December 26, 2003 was $4.4 million compared to $958,000 for the nine months ended December 27, 2002, due to the issuance of common stock upon the exercise of employee stock options. Our stock price has increased from $6.02 at March 28, 2003 to $10.57 at December 26, 2003. If our stock price continues to rise, we would expect more employees to exercise their stock options resulting in increased proceeds to us from the issuance of common stock upon exercise of the options.

Summary Disclosures About Contractual Obligations and Commercial Commitments

The following table provides a summary of our contractual obligations and other commercial commitments as of December 26, 2003:

Contractual obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt	$24,706	$-	$-	$-	$24,706
Interest on long-term debt	17,912	1,791	3,582	3,582	8,957
Operating leases	34,084	5,377	8,694	8,098	11,915

Total contractual obligations	$76,702	$7,168	$12,276	$11,680	$45,578

In the normal course of business, we enter into contractual commitments to purchase materials and components from suppliers in exchange for favorable pricing or more beneficial terms.  As of December 26, 2003, there were no such outstanding commitments.

We believe that our existing current cash and cash equivalents, short-term investments and cash flows from operations will be sufficient to fund operations, purchases of capital equipment, and research and development programs currently planned, at least through the next 12 months.

Recently Issued Accounting Standards

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition.  SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations.  The adoption of SAB 104 did not have a material effect on our results of operations or financial condition.

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

For each of the past five fiscal years, we have incurred net losses. Although the Company has reduced operating expenses over the past few years, and was profitable in the first nine months of fiscal 2004, we will need revenue to continue to grow in order to achieve ongoing profitability. Our circuit-switched product line, Promina, currently provides the bulk of our revenue, but revenue from that product line may decline within the next few years.  Our newer broadband and IP-telephony product lines, SCREAM and SHOUTIP, have not yet achieved market acceptance or broad commercial sales, and we are incurring substantial product development and marketing expenses for those product lines.  Accordingly, we will not likely be profitable on an ongoing basis unless our newer product lines achieve commercial success that outpaces the anticipated decline of our Promina product line.  In addition, we must contain our operating expenses, many of which are fixed in the short term making it difficult to reduce expenses rapidly in response to shortfalls in revenue.

Our operating results may continue to fluctuate.

Our operating results vary significantly from quarter to quarter.  These fluctuations may result from a number of factors, including:

       ●  the volume and timing of orders from and shipments to our customers;

       ●  the timing of the introduction of, and market acceptance for, new products and services;

       ●  variations in the mix of products and services we sell;

       ●  the timing and level of certain expenses, such as marketing activities, prototype costs, or write-offs of obsolete inventory;

       ●  the timing of revenue recognition, which depends on numerous factors and can be affected by changes to accounting rules;

       ●  the adoption of new accounting standards, such as the potential requirement to record expenses for employee stock option grants;

       ●  the timing and size of Federal Government budget approvals; and

       ●  economic conditions in the telecommunications industry, including the overall capital expenditures of our customers.

Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.  Any shortfall in revenue may adversely affect our business, results of operations and financial condition.  Investors should not rely on our results or growth for one quarter as any indication of our future performance.

Our stock price is volatile and could decline substantially.

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

       ●  changes in the stock prices of other telecommunications equipment companies, to the extent that some investors tend to buy or sell our stock based on segment trends; and

       ●  the trading volume of our common stock.

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

Our operating results will depend on the successful design, development, testing, introduction, marketing, and broad commercial distribution of our newer packet-based products, the SCREAM and SHOUTIP product lines.  The success of these and other new products is dependent on several factors, including proper product definition, competitive pricing, timely completion and introduction to the market, differentiation from competitors' products, and broad market acceptance.  The markets for our products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and evolving methods of building and operating networks.  Our SCREAM product line is targeted at long-established incumbent carriers, such as BellSouth, SBC Communications, Sprint, Verizon, British Telecom and France Telecom, who typically have stringent product requirements and who are reluctant to purchase products from vendors lacking substantial revenue and assets.  Our SHOUTIP product line is largely targeted at start-up telecommunications companies who demand highly competitive pricing and, more recently, to government agencies that require secure voice communications over limited bandwidth.  We may not successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products. Products and technologies developed by others may render our products or technologies obsolete or non-competitive, which in turn could adversely affect our ability to achieve profitability.

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

Gross margins may be adversely affected in the future due to increases in material and labor costs, increases in subcontractor charges, changes in the mix of products and services we sell, increased sales through resellers, increased warranty costs, or pressure on pricing and margins due to competition. Our newer product lines, SCREAM and SHOUTIP, currently have lower gross margins than our Promina product line, as a result of customary discounting for early customers and higher per-unit costs associated with low purchase volumes of components.  A decline in our gross margins could have a material adverse effect on our business, results of operations and financial condition.

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

On December 1, 2000, we closed the sale of our federal service business to CACI, which subsequently provides maintenance and other services to our Federal Government customers.  We continue to sell net.com products directly to the Federal Government and we rely on CACI to perform various services for them.  Additionally, we have a strategic alliance with CACI to jointly market each other's products and services.  As a result of these arrangements, we are dependent on CACI to provide the level of service to which our customers have become accustomed.  If CACI experiences difficulties in providing those services, or for any other reason leaves our mutual customers unsatisfied, it could adversely affect purchasing decisions for our products and cause our Federal Government customers to seek products from other vendors.

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

In North America, the former Regional Bell Operating Companies (RBOCs) recommend that Telcordia Technologies, Inc. certify telecommunications equipment under its Operations Systems Modifications for the Integration of Network Elements (OSMINE) program in order to ensure interoperability with other network elements and operational support systems.  The OSMINE certification process is expensive and lengthy, and we have not completed it for our product lines.  Failure to attain certification could have a material adverse impact on our business, operating results, and financial condition.

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

A portion of our investment portfolio is composed of income securities.  These securities are subject to interest rate risk and will fall in value if market interest rates increase.  A sensitivity analysis assuming a hypothetical increase or decrease of 10% from levels at December 26, 2003 and March 28, 2003 indicated the fair value of the portfolio would change by an immaterial amount.  At December 26, 2003, the fair value of the short-term investments was $83.1 million compared to $72.6 million at March 28, 2003.

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934, we implemented disclosure controls and procedures pursuant to which management under the supervision and with the participation of the chief executive officer (CEO) and chief financial officer (CFO) carried out a review and evaluation of the effectiveness of these controls and procedures as of December 26, 2003.  Based on this review, our CEO and CFO have concluded that our disclosure controls and procedures are effective in timely alerting them to material changes in information required to be included in our periodic Securities and Exchange Commission filings.

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

PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

                31.  Rule 13a-14(a) Certifications

                32.  Section 1350 Certification

(b) Report on Form 8-K

                The Company filed one Current Report on Form 8-K in the quarter ended December 26, 2003.  The report, dated October 15, 2003, furnished the Company's press release announcing its financial results for the quarter ended September 26, 2003.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                NETWORK EQUIPMENT
                                                                                TECHNOLOGIES, INC.

Dated:  February 4, 2004                                     /s/ Hubert A.J. Whyte
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