Form 10-K
period 2004-03-26
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2004-06-08
CIK 752431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 26, 2004

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

6900 Paseo Padre Parkway
Fremont, California 94555-3660
(510) 713-7300
(Address of principal executive offices, including zip code and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 Par Value (Title of Each Class)	New York Stock Exchange (Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:

7 1/4% Convertible Subordinated Debentures
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes ☒      No ☐

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on September 26, 2003, which is the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $214,200,036.  Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Common Stock, $0.01 par value on June 3, 2004 was 24,272,420.

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on August 10, 2004 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

NETWORK EQUIPMENT TECHNOLOGIES, INC

FORM 10-K

March 26, 2004

#

PART I

Forward-Looking Statements

Statements contained in this Form 10-K that are not historical facts are forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance.  A forward-looking statement may contain words such as “plans,” “hopes,” “believes,” “estimates,” “will continue to be,” “will,” “continue to,” “expect to,” “anticipate that,” “to be,” or “can impact.”  Forward-looking statements are based upon management expectations and involve risks and uncertainties that may cause actual results to differ materially from those anticipated in the forward-looking statements.  Many factors may cause actual results to vary including, but not limited to, the factors discussed in this Form 10-K.  We expressly disclaim any obligation or undertaking to revise or publicly release any updates or revisions to any forward-looking statement contained in this Form 10-K. Investors should carefully review the risk factors described in this document along with other documents we file from time to time with the Securities and Exchange Commission.

ITEM 1.  BUSINESS

Overview

Network Equipment Technologies, Inc., doing business as net.com since 2000, is a global provider of networking technology platforms that are used for mission-critical communications solutions.  Network Equipment Technologies, Inc. was founded in 1983.  Our multiservice wide area networking (WAN) products, comprising the Promina product line, provide a platform that delivers highly efficient bandwidth utilization on circuit-switched networks, and is tailored to highly reliable and secure communications. In response to the growth of broadband networks using packet-switching technologies and the Internet protocol (IP), we developed our service creation products, offering platform consolidation, network migration, and capabilities for the delivery of next-generation services such as voice or video over IP. These broadband platforms allow network service providers to rapidly create and deliver new service offerings that we believe can help them to accelerate the return on their network investment, reduce capital and operating expenditures, and achieve greater profits.

Our objective is to become a leader in the telecommunications equipment industry by providing platforms that enable service providers to achieve a greater potential for increased revenue and profitability through the delivery of services differentiated by class and quality on an open platform that facilitates the creation of new services.  We additionally address service provider needs to lower the cost of operations through more efficient provisioning of resources, automation, and on-demand provisioning by users, together with reduced training requirements and lower equipment and facilities costs via the consolidation of multiple technologies onto a single platform.

We have a worldwide customer base that includes governmental entities, telecommunications service providers, and enterprise customers in North America, Latin America, Europe, the Middle East, and Asia. Our growth over the past three years was primarily due to our government business.  Our government customers include but are not limited to U.S. defense and intelligence agencies, civilian agencies such as the Federal Emergency Management Agency, the Federal Aviation Administration, and international organizations such as NATO and foreign defense ministries.

Our global support and service organization, along with third-party service organizations, provides installation, maintenance, technical assistance and customer training.

Industry Background

Among the significant advances in networking technologies over the past decade is the increasing use of packet switching to divide information into relatively small packets for transportation over a network. Packet switching enables convergence of disparate applications onto a single packet infrastructure, allows use of public infrastructure rather than requiring dedicated network lines, and is particularly well suited to the fast transmission of high volumes of information, often referred to as “broadband” communications. In contrast, circuit-switching makes use of dedicated or leased lines to provide secure and deterministic transmission of communications. Historically, circuit-switched technology has been used by the Public Switched Telephone Network (PSTN) and for the transmission of relatively low-to-medium volumes of information, often referred to as “narrowband” communications.

Due to its capabilities for the fast transmission of high volumes of information, there has been an increasing adoption of packet-switched networks and equipment. This technology transition was slowed somewhat by the difficult economic and regulatory environment in the telecommunications market over the past few years, as well as renewed interest in secure communications following the events of September 11, 2001. Also, telecommunications service providers have historically made incremental changes with proven technology, including circuit-switched equipment, rather than wholesale changes to their networks. Nonetheless, we believe that telecommunications equipment customers, including carriers and service providers, will continue to adopt newer technology that leverages the inherent benefits of packet-switching, for greater capacity, increased flexibility, and lower cost.

Telecommunications service providers have faced a number of challenges resulting from changes in the telecommunications market in recent years.  With the rapid growth of the Internet and the development of advanced communications applications such as video and audio content on demand, wireless access, and video conferencing, the telecommunications industry foresaw enormous growth in the demand for network capacity. Carriers and service providers rapidly built out their core infrastructure to accommodate expected surges in IP traffic. In addition, alternative broadband access technologies were developed and commercialized, including Digital Subscriber Line (DSL), digital cable, and, more recently, wireless. Although demand for broadband communications has continually increased, numerous factors created a hyper-competitive telecommunications environment that has prevented many carriers and service providers from earning an adequate return on their capital expenditures. These factors include deregulation in the telecommunications industry, homogeneity and commoditization of transport services, and excess capacity from over-investment. The pressure on carriers has been exacerbated by the high costs and difficulties in deploying DSL services, which slowed the rate of adoption and limited revenue growth, as well as the success of cable providers in capturing a large share of new residential broadband customers. These challenges have come at the same time that carriers are experiencing a decline in revenue from their local voice networks as households turn to other sources for voice services, such as wireless communications, cable and, increasingly, their Internet connections.

As carriers and service providers seek to address the competitive pressures in the communications market, they are focusing on architectural changes that can make their investments in broadband profitable on a long-term basis. In mid-2002, the North American incumbent carriers (BellSouth, SBC Communications, Verizon Communications, and Bell Canada) together submitted a draft document to the DSL Forum, which is primarily composed of equipment vendors. This draft, which became Technical Report 059 (TR-059) of the DSL Forum, offers a proposal for a unified architecture for DSL connections, enabling carriers to deliver tiered services across multiple networks and via multiple carriers. It also provided a roadmap for competing with cable providers. The proposal increases the number of services available via DSL and offers a real-time, on-demand capability for users of DSL services. Ideally, the new architecture will enable carriers to create a new layer of network intelligence that supports the widespread deployment of comprehensive and affordable integrated service packages from which they can develop strategies for tiered classes of services, varied levels of quality of service dependent on application requirements, and offerings for dynamic selection of services and self-provisioning by DSL customers. This new network architecture represents a potential opportunity for telecommunications equipment providers to deliver new products that carriers can use at the edge of their existing networks to create and deliver new, differentiated DSL services.

Business Strategy

Our business strategy includes the following key elements:

Leverage market position and revenue contribution of our Promina customer base. net.com was a pioneer of the concept of multi-service networking and has been delivering these mission-critical capabilities for over twenty years. The installed base and revenue contribution from our narrowband Promina product line continues to be the majority of our revenue today.  The Federal Government and other customers around the world have continued to deploy new networks using Promina, due in part to its time-proven ruggedness, reliability and capabilities for secure communications. We believe that we are well positioned to leverage our installed customer base, particularly the government, for sales of our broadband and IP telephony platforms.  Our new SCREAM platform is currently being sold to government customers globally and is in various stages of evaluation with several incumbent service providers.  With recent product developments, including our SCREAMlink program, secure voice enhancements to the SHOUTIP platform, and the addition of Cisco’s IOS (Internetworking Operating System) to the SCREAM platform, we have the opportunity to strengthen our position within the Federal Government for new applications, as well as replace equipment of legacy competitors.

Design and develop industry leading broadband hardware and software service creation solutions to meet opportunities in the customers’ networks. We consider our technological and product leadership to be critical to our future success. Having developed the essential product platforms that address our target markets, additional refinements will enable us to meet increasing customer requirements. We must continue to enhance our SCREAM platform to meet the service providers’ current rollout plans for new technology in their networks. The latest release of our SCREAM platform delivers critical requirements of TR-059, but the service providers continue to define their specific needs. Additionally, in the development of our new products and continuing engineering of existing products, we strive to provide a migration path from current technologies. Specifically, enhancements to Promina and our SCREAMlink program are designed so that current customers can leverage their investments and more cost-effectively migrate to our new broadband technologies.

Target a global array of carriers as potential customers for our SCREAM product line. Carriers from around the globe are now participating in the DSL Forum initiative involving the TR-059 reference architecture. In the United States, the incumbent carriers face a number of challenges, including regulatory uncertainties, that could further delay their deployment of the equipment that will enable differentiated services, until the end of calendar year 2004 or later.  In the near term, we are focusing on additional carrier opportunities both within the U.S. and internationally, while remaining engaged with the U.S. incumbent carriers and Bell Canada. These additional carrier opportunities include the tier two and three carriers in the U.S. (Independent Operating Companies, or IOCs, and Competitive Local Exchange Carriers, or CLECs), tier one and two carriers in Europe, and tier one carriers in emerging economies in Eastern Europe, Latin America, Asia and the Middle East.

Leverage relationships with key partners. We continually seek to establish relationships with third-party application software vendors, product original equipment manufacturers (OEMs), resellers and our customers.  net.com also seeks relationships with the large incumbent vendors globally that could facilitate our entry and success in incumbent carriers’ networks. In June 2002, net.com co-founded the Service Creation Community along with Accenture, ADC Telecommunications, Microsoft, Oracle, Paradyne, and Siemens. The Community is a non-profit independent alliance of equipment vendors, technology and infrastructure suppliers, integrators, and service/content providers dedicated to the rapid creation and delivery of new content and communications services. We have taken a leadership position within the Community, engaging service provider end customers to define pilot solutions that member companies can develop and deliver.

Provide value-added service and system integration capabilities. Since our inception, we have viewed customer service and support as a key element of our overall strategy and a critical component for our long-term relationship with customers. Customers around the world turn to us not only for the reliability and performance of our products but also for our comprehensive support services that optimize the value of those products. Additionally, by offering an upgrade path to new products in lieu of costly “time and materials” options for long-discontinued products, we are able to reintroduce ourselves to customers who recognize our tradition for building high performance, reliable and well-supported products.

Continue to improve business operations and profitability.  Last year, we achieved certification under the ISO 9001:2000 standards, a refined product life cycle process, and new service solutions, and we are currently investing in TL9000, the telecommunications-specific set of requirements based on ISO 9001. We recently updated our NEBS (network equipment - building systems) certification, along with carrier-specific certifications for SBC and Verizon, for the latest release of our SCREAM platform. Other company initiatives continue to focus on inventory management, supply chain flexibility, and internal controls. Collectively, these initiatives are designed to allow us to reduce our operating costs and increase gross margins, operating income and cash flow, while also preparing us to participate in tier-one carrier markets, and to support higher growth rates without having to invest in additional resources.

Products

Promina — Narrowband Multiservice Access Platforms

Our Promina family of multi-service access platforms integrates voice, data, image and video traffic across a single network infrastructure. The Promina platform, tailored to circuit-switched networks, provides mission-critical support for a wide variety of communications applications and traffic types, including asynchronous transfer mode (ATM), frame relay, IP, and integrated services digital network (ISDN) signaling. Promina products offer a broad range of user-side interfaces, enabling standards-based connection of communications equipment, whether located at a service provider’s switching facility or at an enterprise or government customer’s premises.

The Promina platform features advanced network management services, which provide a high degree of visibility into network operations. For fault tolerance and high network reliability, our Promina products can be configured with redundant power, memory, common logic, and trunk interfaces. Internally, these products incorporate distributed network intelligence that allows the network to quickly and automatically reroute traffic in the event of failure of a component. Additionally, Promina’s modular design, with application and interface modules that are interchangeable across the product series, provides great flexibility and scalability, especially important in a quickly changing communications environment and also in rapid deployment for field operations.

The Promina product family includes a range of systems for various node sizes, with various processor, application, and interface modules. We now offer a broadband migration path for Promina customers with the SCREAMlink program. SCREAMlink allows Promina customers to protect their investments in existing architectures while accommodating immediate needs through a logical migration to a hybrid Promina/SCREAM solution, monitored and controlled by netMS, an integrated network management solution. Additionally, for the Promina product family, we have taken steps this year under our TopSpin initiative to increase the functionality of various cards that were facing component obsolescence from our suppliers.  We expect this initiative to result in reduced costs for these cards and to enhance the competitive positioning of our Promina product line and potentially extend its product life cycle.

In fiscal 2004, 2003, and 2002, our Promina products accounted for 86.3%, 80.9%, and 87.1% of product revenue, respectively.

SCREAM — Broadband Services Delivery Platform

The SCREAM® platform enables service providers to dynamically define, deliver, and manage new broadband services. SCREAM is a universal broadband services switch designed to support a broad array of services delivered through DSL and other access networks such as cable, fiber and wireless. Built from the ground-up for the carrier environment, SCREAM is also well suited for government and international enterprise customers wishing to add or connect broadband services to their existing networks. The SCREAM platform’s processing power can closely examine DSL subscriber traffic, and apply special handling instructions based on specific policies, all at “wire speed,” meaning as fast as transmission speed. This enables service providers to differentiate broadband services based on subscriber identity, user requirement or application, and monitor and report billable events, all in real time. As a result, service providers using SCREAM have a means to generate incremental revenue from innovative services based on factors such as broadband content delivery, IP quality-of-service (QoS) guarantees, class-of-service (CoS) subscriptions, and dynamic bandwidth allocation.

SCREAM delivers single-platform integration of broadband aggregation and subscriber management, IP services, ATM switching, edge routing, and broadband service creation. By aggregating a broad range of services and historically disparate technologies on a single platform, SCREAM can help service providers reduce their capital equipment expenditures while they advance their broadband service offerings. SCREAM functions at the edge of a service provider’s network, where service providers can launch new services directly to customers without re-architecting their core network.

The SCREAM platform is architected to enable service provider or third-party solutions to be readily implemented using an open programming interface, which allows for a rapid and cost-effective integration to operational and business support systems. The latest release of our SCREAM platform delivers three critical requirements of TR-059 in a single platform: full ATM switching, IP routing via Cisco’s IOS, and richly featured BRAS (broadband remote access server) required for effective subscriber management. These capabilities enable our customers to achieve support for legacy services while providing a practical multiservice switching upgrade to their network. To the extent that these capabilities are integrated into a single product, service providers can reduce both capital expenditures and operating expenses, from automated provisioning of services to reduced real estate, energy and training expenses. In addition, for carriers that must continue to operate both ATM and IP networks, managing traffic through a single platform simplifies network policy management.

net.com has rights to use Cisco’s IOS pursuant to a long-standing relationship with Cisco. Cisco technology dominates the market for core network routers. We believe that we have significant competitive advantages by having access to this technology, including access to Cisco development streams of technology such as MPLS (multiprotocol label switching), one of the developing technologies in networking used to deliver and manage quality-of-service differentiation, which we intend to include in a future release of SCREAM. We leverage Cisco’s command line interface (CLI) to provide near plug-and-play compatibility for customers with Cisco-powered networks, including carriers and the government.

netMS — Integrated Element Management

netMS is an element management system for managing both Promina and SCREAM devices and networks in one platform. netMS provides network discovery and device discovery, builds a topology view, displays alarms and events, and can be used for many configuration tasks. netMS has a web-based user interface for rapid deployment and ease of use, and is scalable to manage large networks and deliver aggressive performance metrics.

SHOUTIP — IP Telephony Gateway

SHOUTIP is a flexible IP telephony platform that supports a variety of voice services, such as long-distance voice over IP (VoIP), hosted IP telephony, calling card services, and interactive voice response (IVR) solutions such as call centers and help desks. SHOUTIP merges call control signaling and transport functionality into a single platform. The system’s advanced protocol translation, along with industry standard interfaces and integrated support for SS7 signaling, allows voice service providers to interconnect with multiple signaling protocols from autonomous networks. This compatibility or interoperability with existing vendors and networks reduces the risks for service providers or enterprises to switch to or incorporate the SHOUTIP platform. The carrier-class SHOUT2500 platform, announced in April 2002, supports one to 32 T1/E1 connections or up to 960 simultaneous voice calls, all in a five-inch high chassis that can be easily configured for a variety of services. The SHOUT2500 platform reduces space requirements by eliminating multiple stand-alone devices and the complex integration efforts required by other solutions on the market.

The SHOUTIP product family also includes the SHOUT900 platform and SHOUTlink. The SHOUT900 supports one to eight T1/E1 connections or 240 simultaneous voice calls, with support for secure telephone units (STU) and calling card applications, in a chassis 1.75 inches high. SHOUTlink enables the interconnection of SHOUTIP to networks using existing standards-based signaling protocols.

This year, we invested in significant development on the SHOUTIP platform to deliver secure voice applications for the government. The Federal Government uses a variety of special phones to facilitate secure communications.  SHOUTIP allows these phones to be used over IP networks, thus enabling a secured voice technology to be readily deployed. SHOUTIP has been trialed and tested by entities within the Defense Information Systems Agency (DISA), with initial deployments of early technology by Centcom (the Central Command forces) for the Kuwait-Iraq Command Control, Communications and Computers Commercialization (KICC) program. We believe we offer a unique solution to the government’s requirements for secure VoIP technology by substantially increasing the utilization of the limited bandwidth available over satellite links, thereby reducing the cost of satellite communications.

Customers and Markets

net.com pioneered the concept of multiservice networking and has been delivering these capabilities for nearly 20 years. The focus of our narrowband Promina product has been on governments and large enterprises, as well as carriers for their enterprise business and the delivery of leased-line service, and it is also sold to global information and financial services companies. The primary focus of our broadband SCREAM product family is on telecommunications carriers, while the SCREAMlink program enables our carrier, government and enterprise customers to migrate gracefully to next-generation IP networks. For both our broadband and narrowband products, we focus primarily on information and communication-intensive organizations. These customers may be local, national, or global in their operations.

SCREAM is designed for the stringent demands of the carrier market. The specific physical requirements of the SCREAM platform meet the demanding specifications of the incumbent carriers’ environment, including a small footprint, front access, and reduced power consumption.

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

Sales to the Federal Government and its agencies represented 73.3%, 64.6%, and 50.4% of net.com’s revenue in fiscal 2004, 2003, and 2002, respectively. net.com does business with the government both as a direct contractor and as a subcontractor. Many of our products and services are purchased through GSA schedules or through direct contracts, such as with the Department of Defense (DoD) and NATO, and these contracts may also be used by other government agencies. See discussions in Business Environment and Risk Factors in this Form 10-K.  Beyond government customers, the Promina product line currently has more demand outside the United States than within the United States, especially in emerging markets such as Eastern Europe, China, and Latin America where telecommunications infrastructure is relatively underdeveloped. Applications that can be enabled by Promina-based solutions include digital data networks (DDNs) that provide basic data services in these emerging markets. International sales represented 18.6%, 24.9%, and 30.9% of net.com’s revenue in fiscal 2004, 2003, and 2002, respectively.

Other than orders from a variety of agencies in the U.S. Federal Government, no single customer accounted for more than ten percent of net.com’s revenue in fiscal 2004, 2003 or 2002.

Competition

The market for telecommunications equipment is highly competitive and dynamic, has been characterized by rapid changes to and the convergence of technologies, and has seen a worldwide migration from existing circuit technology to the new packet-based technologies. We compete directly, both internationally and domestically, with many different companies, some of which are large established suppliers of end-to-end solutions such as Alcatel, Cisco, Juniper, Lucent, Nortel and Siemens. Most of the large suppliers have greater financial, marketing and technical resources and offer a wider range of networking products than we do. These suppliers can often provide a complete network solution rather than a partial solution that may make their products more attractive to potential net.com customers. However, these companies have also suffered from the industry decline, and many have eliminated entire divisions, leaving the carriers with concerns about support for the larger vendors’ products, as well as for the ability of smaller companies to support them. SCREAM competitors include Juniper, Cisco, Copper Mountain, Nortel, and Redback. For our SHOUTIP product line, competition includes the established market leader, Cisco, and smaller companies such as Nuera and Vocality.

Sales

We sell our products and services through both direct and indirect sales channels worldwide. We believe that to effectively market and sell our products, a local sales organization is beneficial to understand the business and network environment of local countries. We also believe that a sales force effort supported by sales engineers who provide customers with pre-sale and post-sale technical assistance allows net.com to gain more in-depth knowledge of customers’ network requirements. We have approximately 60 sales personnel located in nine countries. This sales effort is supported through a variety of channel partners. Our business is generally not seasonal, though we may be affected by end of the year spending patterns of the Federal Government at its September end of year, which in most years is just after the end of our fiscal second quarter.

We sell products and services in North America primarily through direct channels, although we make use of a small number of distributors and integrators in some markets, especially for the SHOUTIP product line. Our international sales are made almost entirely through indirect channels that are augmented by the efforts of a local sales force. In addition to the marketing and sale of products, international resellers provide system installation and technical support. In most cases, international resellers have non-exclusive agreements to resell net.com products within particular geographic areas. Resale agreements do not contain a sales commitment or required sales quota.

We sell to governments through net.com’s wholly owned subsidiary, N.E.T. Federal, Inc. (N.E.T. Federal), which sells products both directly and through collaborative government contracting and by contracting agencies at their convenience or at annual intervals. N.E.T. Federal supports sales to the Federal Government’s defense and civilian sectors and to government agencies worldwide. Sales to governments include sales under contracts with certain agencies within the DoD, intelligence and civilian agencies.

Our selling model makes use of our field sales, engineering, product management, and executive personnel to establish and maintain customer contacts at multiple levels within a customer organization. We believe the successful execution of this multi-tiered selling model is important to our success.

Backlog

We manufacture our products based upon our forecast of customer demand and we typically build products in advance of receiving firm orders from our customers. Orders for net.com’s products are generally placed by customers on an as-needed basis and we typically have been able to ship these products within 30-90 days after the customer submits a firm purchase order. As a U.S.-based company, we are required to give priority to Federal Government rated “defense-expedite” (DX) orders, which may cause the backlog of other customers’ orders to become delinquent. Because of the possibility of customer changes in delivery schedules or cancellation of orders, net.com’s backlog as of any particular date may not be indicative of sales in any future period.

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

We provide a wide range of service and support options to customers and resellers of net.com products. Service offerings include product installation, a choice of different hardware and software maintenance programs to meet the varying needs of our customers, parts repair, remote and on-site technical assistance, and customer training. In addition, net.com provides web-based customer support services through our Electronic Support Center. Services available over the web include first-line troubleshooting information for net.com products; technical information, such as trouble shooting guides and frequently asked questions; and a web-based interface to net.com’s Technical Assistance Center (TAC) through an online case management system.

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

Customer training on net.com products, OEM products and the underlying technologies is provided to both end-users and resellers worldwide. We have training facilities at our Fremont, California, U.S. headquarters and in our facilities in Virginia, London, and Singapore. In addition, net.com trainers travel to customer and reseller facilities to provide training. Our training services can be customized to meet the special requirements of our customers. Customers are charged per person per class for net.com training. In addition, certain net.com resellers provide training to net.com end-users on behalf of net.com.

Historically, a significant amount of net.com’s revenue and profits have been generated by our service and support offerings. In fiscal 2004, 2003 and 2002, service and support offerings accounted for 14.9%, 16.5%, and 26.4%, respectively, of net.com’s revenue. Consistent with our business strategy, during fiscal 2001, we divested our Federal Services Business (FSB) and sold its assets to CACI International Inc. (CACI). The divestiture of our government services business to CACI allowed net.com to concentrate on the execution of our product strategies, and develop a good strategic alliance for our Federal business in CACI. We will continue to sell products directly to the Federal Government while CACI provides maintenance and other services to our Federal customers.

Manufacturing

We have one manufacturing facility located at our Fremont, California facility.  Manufacturing of subassemblies and parts including printed circuit boards are outsourced to Solectron Corporation (Solectron) and BreconRidge Manufacturing Solutions (BreconRidge). Final assembly, quality control and final testing are performed in the Fremont manufacturing facility. We maintain control over parts procurement, design, documentation and selection of approved suppliers. We have a multi-year contract with each of our contract manufacturers that require them to meet defined performance specifications.  Because Solectron and BreconRridge are sole source vendors for various product lines, any interruption in their manufacturing processes or a failure to renew their contracts could have a material adverse effect on our financial results and operations.

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

We attempt to maintain sufficient inventory to ship products quickly, normally within 30 to 90 days after receipt of an order. Scheduling of production and inventory supply is based on internal sales forecasts. Generally, our customer contracts allow the customers to reschedule delivery dates or cancel orders within certain time frames before shipment without penalty and outside those time frames with a penalty. Because of these and other factors, there are risks of excess or inadequate inventory that could materially impact our expenses, revenue and earnings.

We are focused on continually enhancing the quality of products and services delivered to customers worldwide. This includes improving the quality of supplied components, subassemblies and internal processes. As part of this continuing process, net.com is ISO 9001:2000 certified.

As we achieve increased sales of our new products, we expect to obtain lower pricing on components purchased from our vendors and contract manufacturers as a result of higher purchase volume.

Research and Development

We believe that our long-term success depends on our ability to maintain product and technology leadership. The networking equipment industry is characterized by rapid technological change, evolving industry standards, frequent new product introductions, enhancements to products currently in the market and constantly changing customer requirements.  To compete effectively, net.com must be able to bring new products to market in a timely and cost-effective manner and enhance existing products to extend their useful lives.  Along with making continued investments in our internal research and development, we will also consider strategic acquisitions where appropriate to provide needed technology and resources.

We continually monitor relevant markets and our customers’ businesses and technology developments in order to develop products that proactively address customer needs. Our SCREAM products were designed with an open architecture to facilitate the development by third parties of products that will enhance the capabilities of SCREAM. Further, we design to industry standards and support industry standards bodies in their endeavors. Despite our efforts, however, there is no guarantee that we will be able to successfully develop new products or that our customers or our targeted markets will accept any products we develop.

The majority of our research and development activity is focused on broadband technologies, including the SCREAM product line. The development costs for SCREAM increased slightly in the most recent fiscal year as we worked to deliver the new SCREAM 3.0 platform with Cisco IOS, while overall development costs for SHOUTIP were relatively constant.  We continue to provide engineering support to Promina and to provide feature enhancements required to maintain Promina’s viability, and to invest in the SCREAMlink migration and TopSpin card enhancement programs. While most product development activity is undertaken in-house, external development organizations are sometimes used to accelerate or expand the scope of development efforts.

In fiscal 2004, 2003, and 2002, net.com’s research and development expenditures were $27.6 million, $26.0 million, and $33.0 million, respectively.

Employees

As of March 26, 2004, we had 410 full-time employees. None of our employees are represented by a labor union. We consider our employee relations to be good.

Geographic Information

See Note 14 to our consolidated financial statements.

Intellectual Property

We believe that the development of our intellectual property portfolio is central to our success and ability to compete effectively.  We devote considerable resources to invent and develop new technologies and then to protect these technologies from unauthorized use.  We have a program to seek protection of our proprietary technology under various protection frameworks such as patent, trade secret, trademarks and copyright protection.  We seek protection in the United States and in selected foreign countries where we believe filing for such protection is appropriate.  We believe that ownership of patents, trade secrets, trademarks and copyrights is central to our ability to defend ourselves against intellectual property infringement allegations.

We seek to protect our inventions, trade secrets and other confidential information by non-disclosure policies.  All of our employees and contractors sign confidentiality and invention disclosure agreements.  Any person outside net.com receiving net.com confidential information either signs a non-disclosure agreement prior to receiving proprietary technology information or is a net.com licensee.  We foster the disclosure of patentable inventions with a financial incentive program benefiting our employees and contractors.

Over the past twenty years, a number of patents have been issued to net.com in the United States, Europe and Japan. These include some very early basic ATM inventions that conform to ATM Forum standards.  We have a highly focused effort to identify and patent our proprietary SCREAM and SHOUTIP technology and technology related to the migration of our narrowband Promina multiservice access platform to broadband services. In fiscal 2004 we filed 15 patent applications in the U.S. and were granted 3 U.S. patents.  We expect to continue filing patent applications as our development process for Promina, SCREAM and SHOUTIP moves forward. We have not historically pursued claims against other companies based on possible infringements of our patent portfolio, but we believe that our investment in intellectual property protection can offer defenses and bargaining positions in the event other companies pursue such claims against us. In June 2000, we entered into our first patent cross-licensing agreement.  The agreement is with Lucent Technologies, ARL Corporation (Lucent), whereby net.com and Lucent licensed patents to each other issued as of January 1, 2000 in any or all countries of the world. Specifically, Lucent received a license under all of our patents relating to our data networking products and/or our access system products and we will receive a license under all of Lucent’s patents relating to any and all of Lucent’s products and services. This cross-license agreement with Lucent has a five-year term and if not renewed will expire on December 31, 2004.

Where You Can Find More Information

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act, available free of charge on or through our Internet website located at www.net.com, as soon as reasonably practicable after they are filed with or furnished to the SEC.  Stockholders may also access and download free of charge our corporate governance documents, including our Corporate Governance Guidelines, Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee Charters, and Code of Business Conduct, on or through this Internet website.  In addition, any stockholder who wishes to obtain a print copy of any of these documents should write to:  Investor Relations, net.com, 6900 Paseo Padre Parkway, Fremont, California 94555-3660.

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

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders during the quarter ended March 26, 2004.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

See Note 9 and 10 in the “Notes to Consolidated Financial Statements.”  At June 4, 2004, there were approximately 484 registered stockholders of record of net.com.  During the fiscal year ended March 26, 2004, there have been no issuer repurchases of equity securities.

Market Price

net.com’s common stock is traded on the New York Stock Exchange under the symbol “NWK.”  The following table sets forth, for the quarterly periods indicated, the high and low sale prices of our common stock:

Fiscal 2004	Low	High
First quarter	$5.69	$9.32
Second quarter	$7.75	$11.90
Third quarter	$9.09	$11.60
Fourth quarter	$10.92	$14.72

Fiscal 2003	High	Low
First quarter	$5.98	$4.00
Second quarter	$4.30	$3.23
Third quarter	$4.60	$2.84
Fourth quarter	$7.24	$3.80

net.com has never declared or paid dividends on our capital stock and does not intend to pay dividends in the foreseeable future.  In addition, our 7 ¼% convertible subordinated debentures trade in the over-the-counter market.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial information has been derived from the audited consolidated financial statements.  The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

(In thousands, except per share amounts)

Fiscal year ended	2004	2003	2002	2001	2000
Total revenue	$127,036	$122,100	$101,546	$144,286	$225,686
Net loss	$(559)	$(18,448)	$(37,398)	$(20,790)	$(40,070)
Diluted loss per share	$(0.02)	$(0.82)	$(1.69)	$(0.96)	$(1.86)
7 ¼% convertible subordinated debentures	$24,706	$24,706	$24,706	$24,706	$24,706
Total assets	$172,084	$164,818	$187,422	$235,346	$259,994

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes. Statements contained in this discussion that are not historical facts are forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance.  A forward-looking statement may contain words such as “plans,” “hopes,” “believes,” “estimates,” “will continue to be,” “will be,” “continue to,” “expect to,” “anticipate that,” “to be,” or “can impact.”  Forward-looking statements are based upon management expectations and involve risks and uncertainties that may cause actual results to differ materially from those anticipated in the forward-looking statements.  Many factors may cause actual results to vary including, but not limited to, the factors identified in this discussion.  net.com expressly disclaims any obligation or undertaking to revise or publicly release any updates or revisions to any forward-looking statement contained in this discussion.  Investors should carefully review the risk factors described in this document along with other documents net.com files from time to time with the Securities and Exchange Commission (SEC).

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

For transactions where we have not yet obtained customer acceptance, revenue is generally deferred until the terms of acceptance are satisfied. Revenue for installation or other services such as training is recognized upon completion of the service. Maintenance contract revenue is typically recognized ratably over the period of the contracts.  For arrangements that involve multiple elements, such as sales of products that include maintenance or installation services, revenue is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element have been met.  We use the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and vendor specific objective evidence of the fair value of all the undelivered elements exists.  Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.  If evidence of fair value of one or more undelivered elements does not exist, revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

Allowance for Sales Returns:  A reserve for sales returns is established based on actual product returns. If the actual future returns differ from historical levels, our revenue could be adversely affected.

Allowance for Doubtful Accounts:  The allowance for doubtful accounts receivable is based on our assessment of the collectibility of specific customer accounts and the aging of accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, we may have to increase our allowance for doubtful accounts receivable, and our operating expenses could be adversely affected.  Credit losses have historically been within our expectations and the allowances for doubtful accounts receivable that were established.

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

Warranty Accruals:   We generally provide a warranty for hardware product sales for twelve months and a warranty for software sales for three months. The software warranty entitles the customer to bug fixes but not software upgrades during the warranty period. We accrue warranty expense based on historical expense trends calculated as a percentage of new product sales.  Actual expenses are charged against the accrual in the period they are incurred. On a quarterly basis, the warranty accrual is analyzed for adequacy based on actual trends and subsequent adjustments are made to the liability balance.  If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of sales may be required.  Historically, all warranty obligations have been determined with reasonable estimates.

Stock-Based Compensation:   We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations.  Accordingly, no charges were taken during fiscal 2004 and 2003 as all stock options were granted at market price.

Deferred Taxes:   We have incurred tax losses in the last five fiscal years and, at March 26, 2004, we have an estimated $99.6 million of federal net operating loss carryforwards and $15.8 million of state operating loss carryforwards available expiring in the years 2020 through 2024.  We have provided a full valuation allowance against our deferred tax assets, given the uncertainty as to their realization. In future years, these benefits are available to reduce or eliminate taxes on future taxable income.  Current federal and state tax laws include provisions that could limit the annual use of our net operating loss carryforwards in the event of certain defined changes in stock ownership.  Our issuances of common and preferred stock could result in such a change.  Accordingly, the annual use of our net operating loss carryforwards may be limited by these provisions, and this limitation may result in the loss of carryforward benefits to the extent the above-limit portion expires before it can be used.  Management has not yet determined the extent of the limitation, if any.

Results of Operations

The following table depicts selected data derived from our consolidated condensed statements of operations expressed as a percentage of revenue for the periods presented:

	Fiscal Year Ended
Percent of revenue	March 26, 2004	March 28, 2003	March 29, 2002
Product revenue	85.1%	83.5%	73.6%
Service and other revenue	14.9	16.5	26.4
Total revenue	100.0%	100.0%	100.00%
Product revenue gross margin	60.1%	48.5%	37.5%
Service and other revenue gross margin	13.7	9.2	10.0
Total gross margin	53.2	42.0	30.3
Sales and marketing	24.5	26.3	32.5
Research and development	21.7	21.3	32.5
General and administrative	8.2	9.2	12.0
Restructure costs	0.1	1.7	1.2
Amortization of goodwill and other intangible assets	-	-	3.4
Total operating expenses	54.5	58.5	81.6
Loss from operations	(1.3)	(16.5)	(51.3)
Other income, net	1.3	5.7	8.8
Interest income (expense), net	(0.4)	0.4	3.7
Loss before taxes	(0.4)	(10.4)	(38.8)
Income tax benefit	-	(3.1)	(2.0)
Loss before accounting change	(0.4)	(7.3)	(36.8)
Cumulative effect of change in accounting principle relating to goodwill	-	(7.8)	-
Net loss	(0.4)%	(15.1)%	(36.8)%

Overview and Highlights

       ●  We are focused on achieving profitability. In the year ended March 26, 2004, we were nearly breakeven with a net loss of $559,000.  This loss compares to an $18.4 million loss in fiscal 2003 and a $37.4 million loss in fiscal 2002.

       ●  The primary driver for profitability is growing our revenue base. Total revenue for the year ended March 26, 2004 increased $4.9 million or 4.0% from the year ended March 28, 2003, which increased $20.6 million or 20.2% from the year ended March 29, 2002. The increases in total revenue were due to increases in product revenue partially offset by decreases in service and other revenue.

       ●  In order to grow revenue, we must develop and successfully introduce new products. During the year ended March 26, 2004, we announced a number of new product releases incorporating significant product developments, including: the addition of Cisco’s IOS software to our SCREAM platform; enhancements for secure voice on our SHOUTIP platform; new versions of a number of cards for our Promina platform with enhanced functionality as well as production cost savings; and our new network management system, netMS. Revenue from our new products, SCREAM, SHOUTIP and netMS, was $10.5 million for the year ended March 26, 2004.  New product revenue for fiscal years ended March 28, 2003 and March 29, 2002 was less than 10% of total product revenue.

       ●  Until our new products achieve broad market acceptance, we are dependent on revenue from existing products. To date, we have been successful in extending the lifecycle of our circuit-switched products by continually expanding their functionality, and we have developed a migration path to broadband technology through the SCREAMlink program. The SCREAMlink program, which facilitates the connection of our circuit-switched Promina products to our broadband SCREAM products, has helped stimulate demand for both product lines. The Promina product line continues to provide the substantial majority of our revenue, and in the year ended March 26, 2004, we received substantial new orders for Promina products, particularly from defense agencies, including a large order comprised of Promina, SCREAMlink and SCREAM gear for integrated voice, routing, and data transport capabilities over a variety of transport protocols.

       ●  Our new products are targeted primarily at telecommunications carriers, and also at new applications within our existing customer base. The environment for sales of new equipment to telecommunications carriers remains challenging, but we believe that some carriers are beginning to resume investment in new equipment, which may result in increased sales opportunities for our new products. In the year ended March 26, 2004, the SCREAM platform was tested in a number of carriers’ testing labs.  We also installed a new SHOUTIP network for an existing customer to deliver VoIP.  We tested SHOUTIP for defense customers, and sold SHOUTIP to the United States Central Command (Centcom), for a secure VoIP application.

       ●  We strive to maintain a strong cash position for stability and flexibility in managing our business. Total cash, cash equivalents, restricted cash and short term investments at March 26, 2004 rose to $102.0 million, including $2.3 million in long term restricted cash related to performance guarantees on customer contracts and our facilities leases in Fremont, California. This compares to $94.6 million at March 28, 2003 and $94.9 million at March 29, 2002.  The increase in cash resulted from operating activities and proceeds from the sale of common stock upon the exercise of employee stock options.

Revenue

	Year Ended			Year Ended
	March 26, 2004	March 26, 2003	FY04 vs FY03	March 29, 2002	FY03 vs FY02
Product revenue	$108,127	$101,919	6.1%	$74,783	36.3%
Service and other revenue	18,909	20,181	(6.3)	26,763	(24.6)
Total revenue	$127,036	$122,100	4.0%	$101,546	20.2%

The increases in total revenue in fiscal 2004 and fiscal 2003 from the prior years are due primarily to increases in product revenue, partially offset by decreases in service revenue.

The increase in product revenue in the year ended March 26, 2004 compared to the prior year is due to strong sales in the Federal Government sales channel.  Federal Government sales in fiscal 2004 increased $10.4 million from fiscal 2003 and increased $27.0 million in fiscal 2003 from fiscal 2002, due largely to government defense initiatives and purchases of our new products by the Federal Government.  These increases were offset by decreases in international commercial sales of $5.4 million in fiscal 2004 compared to fiscal 2003 and $498,000 in fiscal 2003 compared to fiscal 2002.  These decreases reflect a general decline in the commercial market for circuit-switched products.  Product revenue is generated primarily from our circuit switched product line, Promina, which accounts for the majority of our product sales worldwide. Additionally, the recognition of revenue from some recent large deals will depend on customer deployment schedules and the timing of contractual acceptance provisions being met, which could cause significant fluctuations in our revenue in the near term. We have developed new service creation products, SCREAM and SHOUTIP, for the broadband equipment and IP telephony markets.  The product revenue from these products in fiscal 2004 was $10.5 million; and product revenue from these products in fiscal 2003 and 2002 was less than 10% of total product revenue in fiscal 2003 and 2002.  We expect the level of revenue from these new products, which are in the early stage of customer adoption with prolonged sales cycles, to fluctuate in the near term until we establish a broad customer base.

The decreases in service and other revenue in fiscal 2004 and fiscal 2003 from the prior years are primarily the result of a general decline in the installed base of equipment held by non-Federal customers requiring ongoing service support.  In addition, a number of customers have been lowering their levels of service support in efforts to reduce their operating costs, which is enabled in part by the reliability of our Promina products.  We expect that service revenue will remain relatively flat in the near term.

Gross Margin

	Year Ended
	March 26, 2004	March 26, 2003	March 29, 2002
Product revenue gross margin	60.1%	48.5%	37.5%
Service and other revenue gross margin	13.7	9.2	10.0
Total gross margin	53.2%	42.0%	30.3%

Total gross margin improved in both fiscal 2004 and fiscal 2003 from the prior years, primarily due to higher product revenue and our ongoing cost reduction initiatives.

The increase in product revenue gross margin in fiscal 2004 compared to fiscal 2003 is due primarily to:

       ●  supply chain initiatives begun in the quarter ended June 26, 2003, which have yielded reductions in materials cost;

       ●  increases in product revenue, allowing fixed costs to be spread over a greater revenue base;

       ●  a change in the mix of products, including a $9.3 million decrease in third party product sales, which have lower gross margins;

       ●  a one-time refund in the amount of $600,000 for royalty fees paid in prior years that was received in the first quarter of fiscal 2004.

The increase in product revenue gross margin in fiscal 2003 compared to fiscal 2002 is due primarily to:

       ●  lower charges for excess and obsolete inventory of $2.3 million in fiscal 2003 compared to $6.3 million in fiscal 2002;

       ●  increases in product revenue, allowing fixed costs to be spread over a greater revenue base; and

       ●  a change in the mix of products, to a larger percentage of higher margin products, and an increase in product revenue as a percentage of total revenue to 83.5% in fiscal 2003 from 73.6% in fiscal 2002.

The increase in service and other revenue gross margin in fiscal 2004 compared to fiscal 2003 is due to:

       ●  reductions in compensation and related costs of $2.4 million;

       ●  decreases in third party service costs of $892,000; and

       ●  decreases in facilities and rental costs of $471,000.

The decrease in service and other revenue gross margin in fiscal 2003 compared to fiscal 2002 is due to a decrease in service and other revenue, requiring fixed costs to be spread over a lower revenue base.

Gross margins may be adversely affected in the future by increases in material and labor costs, increases in subcontractor charges, changes in the mix of products and services we sell, increased sales through resellers, increased warranty costs, or pressure on pricing and margins due to competition. Our newer product lines, SCREAM and SHOUTIP, currently have lower gross margins than our Promina product line, as a result of customary discounting for early customers and higher per-unit costs associated with low purchase volumes of components.

We expect gross margins to be relatively flat in the near term, provided the mix of products and services is consistent with those seen in fiscal 2004.

Operating Expenses

	Year Ended			Year Ended
	March 26, 2004	March 26, 2003	FY 04 vs FY03	March 29, 2002	FY 03 vs FY02
Sales and marketing	$31,052	$32,132	(3.4)%	$32,999	(2.6)%
Research and development	27,609	26,027	6.1	33,014	(21.2)
General and administrative	10,402	11,197	(7.1)	12,205	(8.3)
Restructure costs	181	2,079	(91.3)	1,188	75.0
Amortization of goodwill and other intangible assets	-	-	-	3,444	(100.0)
Total operating expenses	$69,244	$71,435	(3.1)%	$82,850	(13.8)%

Operating expenses were $69.2 million, or 54.5% of total revenue, compared to $71.4 million, or 58.5% of total revenue, in fiscal 2003 and $82.9 million, or 81.6% of total revenue, in fiscal 2002.  We expect total operating expenses to remain relatively flat in fiscal 2005 compared to fiscal 2004.

Operating expenses in fiscal 2004 decreased 3.1% or $2.2 million compared to operating expenses in fiscal 2003.  The decrease was primarily due to restructure costs of $2.1 million in fiscal 2003 for employee separation costs. There was also an increase in research and development spending, mostly due to increased headcount, offset by reductions in sales and marketing and general and administrative spending, due largely to savings attributable to downsizing or closures of some field offices, the lower costs of our new headquarters facility, and lower legal fees from fewer legal matters and a shift from the use of outside counsel to in-house resources.

Operating expenses in fiscal 2003 decreased 13.8% or $11.4 million compared to operating expenses in fiscal 2002. The most significant components of the decrease were reductions of $3.9 million of direct and temporary employee workforce expenses, $772,000 of recruiting and relocation expenses and $1.1 million of information technology related expenses. These decreases were primarily related to restructuring initiatives that occurred in fiscal 2003 and 2002 which included headcount reductions. A reduction of amortization of goodwill and other intangible assets of $3.4 million resulted from adopting Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets in the first quarter of fiscal 2003.  In addition, prototype costs incurred in fiscal 2002 during the early stages of our SCREAM and SHOUTIP product life cycle, caused engineering related expensed materials to be $1.6 million higher in fiscal 2002 than in 2003.  Also, there was a reduction of $1.6 million of depreciation and amortization expenses that resulted from a tightly managed capital budget and prior year’s capital purchases becoming fully depreciated, partially offset by an increase in restructure costs of $900,000 from employee separation costs.

Sales and Marketing. The decrease in sales and marketing expenses in fiscal 2004 compared to 2003 is primarily the result of:

● a $620,000 decrease in facility, information technology and corporate services related costs, due to the downsizing and closure of some field offices as well as lower costs for our new headquarters facility;

● a $175,000 decrease in outside services; and

● a $151,000 decrease in depreciation and amortization, as assets becoming fully depreciated outpaced recent capital spending.

These decreases were partially offset by a $189,000 increase in travel and entertainment.

The decrease in sales and marketing expense in fiscal 2003 compared to 2002 is primarily from:

● a $763,000 decrease in depreciation and amortization, again due to a tightly managed capital budget;

● a $373,000 reduction in advertising expense;

● a $300,000 decrease in facility and information technology costs; and

● a $125,000 decrease in recruiting expense.

Research and Development. The increase in research and development spending in fiscal 2004 compared to 2003 is primarily the result of:

● a $1.2 million increase in compensation and benefits, due to increased headcount;

● a $472,000 increase in facilities, information technology and corporate services related costs; and

● a $358,000 increase in depreciation and amortization, due largely to the acquisition of test equipment for new products;

These increases were partially offset by:

● a $178,000 decrease in engineering related expensed materials, due to higher expense in the prior year for prototypes of new products;

● a $167,000 decrease in recruiting and relocation costs; and

● a $129,000 decrease in software and supplies.

The decrease in research and development costs in fiscal 2003 compared to 2002 was due to:

● a $3.0 million decrease in salary related expenses, due to a reduction in headcount;

● a $1.8 million decrease in depreciation and amortization; and

● a $1.6 million decrease in engineering related expensed materials, again due to higher expense in the prior year for prototypes of new products.

General and Administrative. The decrease in general and administrative expenses in fiscal 2004 compared to 2003 is due primarily to:

● a $838,000 decrease in outside legal fees from fewer legal matters and a shift from the use of outside counsel to in-house resources; and

● a $328,000 decrease in facility and information technology related costs;

These decreases were partially offset by a $439,000 increase in outside services, consisting of audit fees and third party service costs.

The decrease in general and administrative expenses in fiscal 2003 compared to 2002 was due primarily to:

● a $556,000 decrease in salary related expenses;

● a $271,000 decrease in recruiting and relocation expenses; and

● a $146,000 decrease in facility and information technology related costs.

Restructure Costs. Restructure costs in fiscal 2004 were $181,000.  The charge consisted of $254,000 for a lease write-off and $12,000 for fixed assets write-offs due to the office closure costs of a sales office in Dallas, offset by $85,000 in adjustments to our previous lease restructuring estimates. The closure of a sales office in Dallas was in conjunction with a company wide initiative to reduce expenses across all functions. Restructure costs in fiscal 2003 were $2.1 million and related to employee separation costs. The reduction in the number of employees was primarily a result of management’s intent to realign the business to support the current revenue levels. The remaining liability for restructuring charges is $654,000 at March 26, 2004, as shown in the table below.  Components of accrued restructure costs, which are included in accrued liabilities in the accompanying balance sheets, and changes in accrued amounts related to this restructuring program during fiscal 2004 and as of March 28, 2003 were as follows (in thousands):

	Employee Separation Costs	Lease Write-off	Office Closure Costs	Other Restructure Costs	Total
Balance at March 29, 2002	$174	$-	$257	$153	$584
Provision	730	818	286	245	2,079
Payments	(744)	(204)	(507)	(304)	(1,759)
Balance at March 28, 2003	160	614	36	94	904
Provision	-	254	12	-	266
Payments	(25)	(479)	(12)	-	(516)
Balance at March 26, 2004	$135	$389	$36	$94	$654

Accrued liabilities associated with restructuring charges are classified as current, as the Company intends to satisfy such liabilities within the next fiscal year.

We completed a restructuring in April 2004 that included: 1) a reorganization of our international sales channel resulting in employee separation costs of approximately $859,000 and 2) a charge for the consolidation of our sales and service offices in Vienna and Ashburn, Virginia to one facility in Sterling, Virginia of approximately $511,000. We expect this plan to result in total pre-tax charges of approximately $1.4 million, and we intend to satisfy this liability within fiscal 2005.

Non-Operating Items

	Year Ended			Year Ended
	March 26, 2004	March 26, 2003	FY 04 vs FY03	March 29, 2002	FY 03 vs FY02
Interest income	$1,511	$2,508	(39.8)%	$5,726	(56.2)%
Interest expense	$(2,040)	$(2,031)	0.4%	$(1,910)	6.3%
Gain on sale of Federal Services Business	$1,500	$5,000	(70.0)%	$5,000	-%
Gain on insurance settlement	$-	$2,380	(100.0)%	$3,713	(35.9)%
Other income (expense)	$152	$(401)	(137.9)%	$193	(307.8)%

The decrease in interest income in fiscal 2004 from fiscal 2003 and in fiscal 2003 from fiscal 2002, primarily relating to short term investments, is the result of a declining yield from our investment portfolio.

Interest expense in fiscal 2004, 2003 and 2002 was due primarily to the interest on our 7 1/4% convertible subordinated debentures. Also included in interest expense in fiscal 2004 and 2003 and to a lesser extent in fiscal 2002 is interest related to our $2.0 million note payable to our landlord for building repairs related to our former headquarters. The note was entered into in January 2002 and bears interest at 10%, payable in monthly installments over 10 years.

In fiscal 2004, 2003 and 2002, we recorded gains on the sale of our Federal Services Business of $1.5 million, $5.0 million and $5.0 million, respectively. These gains resulted from certain milestones being met as part of the sale of the Federal Services Business to CACI.

In fiscal 2003 and 2002, we recorded gains of $2.4 million and $3.7 million, respectively, primarily from non-recurring proceeds from an insurance settlement related to our former headquarters campus.

Income Tax Provision (Benefit)

Income tax provision was $20,000 in fiscal 2004, due to taxes on our international business.  Income tax benefit was $3.8 million and $2.0 million in fiscal 2003 and 2002, respectively. Each year, we evaluate the adequacy of our tax liability reserves taking into account the statute of limitations on previously filed tax returns as well as our expected net income (losses). The result of this reevaluation was to reduce the amount of reserves and record an income tax benefit in fiscal 2003 and 2002.

Cumulative Effect of Change in Accounting Principle Relating to Goodwill

In the first quarter of fiscal 2003, we recorded a charge of $9.6 million for the impairment of goodwill as a result of the implementation of SFAS 142. This charge was recorded as a cumulative effect of a change in accounting principle in our condensed consolidated financial statements.

Liquidity and Capital Resources

As of March 26, 2004, we had cash balances of $102.0 million, as compared to $94.6 million at the end of fiscal 2003.  The 2004 balance includes cash and cash equivalents of $12.2 million, restricted cash of $847,000, short-term investments of $86.7 million, and long term restricted cash included in other assets on our balance sheet of $2.3 million related to performance guarantees on customer contracts and our facilities leases in Fremont, California.

The Company benefited in fiscal 2004 from:

       ●  a $267,000 refund of county property taxes;

       ●  a $1.5 million payment from CACI as part of the sale of our Federal Services Business;

       ●  a $600,000 refund from royalties previously paid; and

       ●  $9.0 million in proceeds from issuance of common stock upon the exercise of employee stock options.

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for fiscal 2004 was $1.8 million.  This compares to net cash used in operating activities of $1.8 million and $18.8 million for fiscal 2003 and 2002, respectively.  Non cash adjustments to reconcile net loss to net cash provided by operating activities for fiscal 2004 were due primarily to depreciation and amortization of $8.8 million offset by a $1.5 million gain on the sale of our Federal Services Business. Non cash adjustments to reconcile net loss to net cash used in operating activities for fiscal 2003 were due primarily to depreciation and amortization of $9.5 million, $3.5 million of insurance settlement proceeds related to our former headquarters campus, and $9.6 million from the cumulative effect of an accounting change relating to goodwill from the implementation of SFAS 142, offset by a $5.0 million gain on the sale of our Federal Services Business and a $2.4 million gain related to the insurance settlement. Non cash adjustments to reconcile net loss to net cash used in operating activities for fiscal 2002 were due primarily to depreciation and amortization of $16.7 million and $5.3 million of insurance settlement proceeds related to our former headquarters campus, offset by a $5.0 million gain on the sale of our Federal Services Business and a $3.7 million gain related to the insurance settlement. We expect to continue to incur charges for depreciation and amortization and are expecting to record gains from the sale of our Federal Services business in the first quarter of fiscal 2005, when the last payment is due, but are not expecting the other items to affect our cash flows going forward as they are non-recurring in nature. The other items that affect our cash flow from operations are changes in our assets and liabilities accounts, including accounts receivable, inventories, prepaid expenses and other assets, accounts payable, and accrued liabilities. Days sales outstanding (DSO) for the quarter ended March 26, 2004 was 66 days as compared to 39 days for the quarter ended March 28, 2003 due to the timing of orders shipped in the quarter.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities for fiscal 2004 was $19.8 million.  This compares to net cash provided by investing activities of  $5.0 million and $13.0 million for fiscal years 2003 and 2002, respectively.  Purchases of short-term investments exceeded proceeds from maturities of short-term investments by $14.2 million in fiscal 2004 as compared to proceeds from maturities of short-term investments exceeding purchases of short-term investments by $3.5 million in fiscal 2003. This change resulted from turning short-term investments more quickly in an effort to maximize returns and offset the declines in the yields we have experienced over the past year. Purchases of short-term investments exceeded proceeds from maturities of short-term investments by $36.1 million in fiscal 2002. Investments in property, plant and equipment remained fairly consistent at approximately $5.5 million and $6.4 million in fiscal 2004 and 2003, respectively. Investments in property, plant and equipment in fiscal 2002 were $24.9 million.  In fiscal 2004, 2003 and 2002, net cash provided by (used in) investing activities included $1.5 million, $5.0 million and $5.0 million, respectively, in proceeds from the sale of our Federal Services Business.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for fiscal 2004, 2003, and 2002 was $9.0 million, $1.5 million and $1.1 million, respectively, due to the issuance of common stock upon the exercise of employee stock options. Our stock price has increased from $6.02 at March 28, 2003 to $11.59 at March 26, 2004. If our stock price continues to rise, we would expect more employees to exercise their stock options resulting in increased proceeds to us from the issuance of common stock upon exercise of the options.

Summary Disclosures About Contractual Obligations and Commercial Commitments

The following table provides a summary of our contractual obligations and other commercial commitments as of March 26, 2004 (in thousands):

Contractual obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
Long-term debt	$24,706	$-	$-	$-	$24,706
Note payable	2,480	325	650	650	855
Interest on long-term debt	18,210	1,791	3,582	3,582	9,255
Operating leases	31,763	5,354	8,762	7,757	9,890
Total contractual obligations	$77,159	$7,470	$12,994	$11,989	$44,706

In the normal course of business, we enter into contractual commitments to purchase materials and components from suppliers in exchange for favorable pricing or more beneficial terms.  As of March 26, 2004, there were no such outstanding commitments.

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

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and was effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued FASB Staff Position (FSP) No. 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS No. 150, which defers the effective date for various provisions of SFAS 150. The adoption of SFAS 150, as modified by FSP 150-3, did not have a material impact on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We adopted SFAS 149, and the adoption did not have a material impact on our consolidated financial statements.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 is effective for fiscal periods beginning after June 15, 2003. There was no impact from the adoption of EITF 00-21 on our consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51, which relates to the identification of, and financial reporting for, variable-interest entities. FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to February 1, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. In December 2003, the FASB issued FIN 46(R). The FASB deferred the effective date for variable-interest entities that are non-special purpose entities created before February 1, 2003, to the first interim or annual reporting period that ends after March 15, 2004. The adoption of FIN 46(R) did not have a material impact on our financial position or results of operations.

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

For each of the past six fiscal years, we have incurred net losses. Although the Company has reduced operating expenses over the past few years, we will need revenue to continue to grow in order to achieve profitability. Our circuit-switched product line, Promina, currently provides the bulk of our revenue, but revenue from that product line may decline within the next few years.  Our newer broadband and IP-telephony product lines, SCREAM and SHOUTIP, have not yet achieved market acceptance or broad commercial sales, and we are incurring substantial product development and marketing expenses for those product lines.  Accordingly, we will not likely be profitable on an ongoing basis unless our newer product lines achieve commercial success that outpaces the anticipated decline of our Promina product line.  In addition, we must contain our operating expenses, many of which are fixed in the short term making it difficult to reduce expenses rapidly in response to shortfalls in revenue.

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

       ●  the timing of revenue recognition, which depends on numerous factors , such as contractual acceptance provisions and separability of arrangements involving multiple elements, including some factors that are out of our control, such as assurance as to collectibility ;

       ●  the adoption of new accounting standards, such as changes to revenue-recognition principles or the potential requirement to record expenses for employee stock option grants;

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

The market price of our common stock has fluctuated significantly in the past, will likely continue to fluctuate in the future and may decline.  Fluctuations or a decline in our stock price may occur regardless of our performance.  Among the factors that could affect our stock price, in addition to our performance, are:

       ●  variations between our operating results and either the guidance we have furnished to the public or the published expectations of securities analysts;

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

Currently, we derive the majority of our product revenue from our Promina product line, a circuit-based narrowband technology.  The market for our Promina product is expected to decline as networks are expected to increasingly employ packet-based broadband technology.  This technology migration resulted in a significant drop in sales of our Promina products in the commercial markets over the last several years.  If this decline extends into our government markets in a similar fashion before we gain traction on our newer packet-based broadband product lines, our revenue will decrease, and our business and results of operations will suffer.

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

Over the last several years, the financial health of many of our commercial customers, particularly telecommunications service providers, has deteriorated, resulting in a decreased demand for telecommunications products.  In addition, the timing and volume of purchases by service providers can be unpredictable due to their need to generate new revenue with sharply reduced capital budgets while reducing operating expenses. Further, our ability to recognize revenue on sales to these customers will depend on our meeting various acceptance criteria imposed on us in connection with these products by our early adopter customers, and on the relative financial condition of these customers and whether receivables balances from them are deemed to be collectible. Also, the selling cycle of our SCREAM and SHOUTIP product lines could be extended if our service provider customers continue to reduce their capital budgets. Declines in revenue as a result of any of these factors could cause a material adverse effect on our business, operating results and financial condition.

Our success depends on our ability to develop new products and product enhancements that will achieve market acceptance.

Our operating results will depend on the successful design, development, testing, introduction, marketing, and broad commercial distribution of our newer packet-based products, the SCREAM and SHOUTIP product lines.  The success of these and other new products is dependent on several factors, including proper product definition, competitive pricing, timely completion and introduction to the market, differentiation from competitors’ products, and broad market acceptance.  The markets for our products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and evolving methods of building and operating networks.  Our SCREAM product line is targeted at long-established incumbent carriers, such as BellSouth, SBC Communications, Sprint, Verizon, British Telecom and France Telecom, who typically have stringent product requirements and who are reluctant to purchase products from vendors lacking substantial revenue and assets.  We may not successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products. Products and technologies developed by others may render our products or technologies obsolete or non-competitive, which in turn could adversely affect our ability to achieve profitability.

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

We conduct significant sales and customer support operations in countries outside of the United States and depend on non-US operations of our subsidiaries and distribution partners. In addition, we also maintain a satellite research and development facility in Ottawa, Province of Ontario, Canada and, on a case-by-case basis, we outsource research and development activities to third parties here in the U.S. and abroad. As a general rule, international sales tend to have risks that are difficult to foresee and plan for, including political and economic stability, regulatory changes, currency exchange rates, changes in tax rates and structures, and collection of accounts receivable.  Further, our international markets are served primarily by non-exclusive resellers who themselves may be severely affected by economic or market changes within a particular country or region. Our future results could be materially adversely affected by a variety of uncontrollable and changing factors that could affect these activities. Unforeseen or unpredictable changes in international markets could have a material adverse effect on our business, results of operations and financial condition.

The divestiture of our federal services business has reduced our ability to control the quality of service provided to our Federal Government customers.

On December 1, 2000, we closed the sale of our federal service business to CACI, which subsequently provides maintenance and other services to our Federal Government customers.  We continue to sell net.com products directly to the Federal Government and we rely on CACI to perform various services for them.  Additionally, we have a strategic alliance with CACI to jointly market each other’s products and services.  As a result of these arrangements, we are dependent on CACI to provide the level of service to which our customers have become accustomed.  If CACI experiences difficulties in providing those services, or for any other reason leaves our mutual customers unsatisfied, it could adversely affect purchasing decisions for our products and cause our Federal Government customers to seek products from other vendors.

The market for our products is highly competitive and many of our competitors have greater resources than us.

The market for telecommunication equipment is highly competitive and dynamic, has been characterized by rapid changes to and the convergence of technologies, and has seen a worldwide migration from existing circuit technology to the new packet-based technologies.  We compete directly, both internationally and domestically, with many different companies, some of which are large, established suppliers of end-to-end solutions, such as Alcatel, Cisco, Juniper, Lucent, Nortel and Siemens. In addition, there are a number of other smaller companies that are targeting the same market as us.  SCREAM competitors include Juniper, Cisco, Copper Mountain, Nortel, and Redback. For our SHOUTIP product line, competition includes the established market leader, Cisco, and smaller companies such as Nuera and Vocality.

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

Typically, the majority of our revenue in each quarter has resulted from orders received and shipped in that quarter.  While we do not believe that backlog is necessarily indicative of future revenue levels, our customers’ ordering patterns and the possible absence of backlogged orders create a significant risk that we could carry too much or too little inventory if orders do not match forecasts.  Rather than base forecasts on orders received, we have been forced to schedule production and commit to certain expenses based more upon forecasts of future sales, which are difficult to predict in the telecommunications industry.  Furthermore, if large orders do not close when forecasted or if near-term demand weakens for the products we have available to ship, our operating results for that quarter or subsequent quarters would be materially adversely affected.

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

Our ability to ship our products in a timely manner is dependent on the availability of component parts and other factors.

Several key components of our products are available only from a single source, including certain integrated circuits, and power supplies. Depending upon the component, there may or may not be alternative sources or substitutes. Some components are purchased through purchase orders without an underlying long-term supply contract, and some components are in short supply generally throughout the industry. If a required component were no longer available, we might have to significantly reengineer the affected product.  Further, variability in demand and cyclical shortages of capacity in the semiconductor industry have caused lead times for ordering parts to increase from time to time.  If we encounter shortages or delays in receiving ordered components or if we are not able to accurately forecast our ordering requirements, we may be unable to ship ordered products in a timely manner, resulting in decreased revenue.

Generally, our customer contracts allow the customers to reschedule delivery dates or cancel orders within certain time frames before shipment without penalty and outside those time frames with a penalty. Because of these and other factors, there are risks of excess or inadequate inventory that could negatively affect our expenses, revenue and earnings. Additionally, DX-rated orders from the Federal Government can interrupt scheduled shipments to our other customers.

We single-source our manufacturing processes; a failure or delay by a contract-manufacturing vendor could affect our ability to ship our products timely.

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

Our future success depends in part upon our proprietary technology.  Although we attempt to establish and maintain rights in proprietary technology and products through patents, copyrights, and trade secrets laws, we cannot predict whether such protection will be adequate, or whether our competitors can develop similar technology independently without violating our proprietary rights.  As competition in the communications equipment industry increases and the functionality of the products in this industry further overlap, we believe that companies in the communications equipment industry may become increasingly subject to infringement claims.  We have received and may continue to receive notice from third parties, including some of our competitors, claiming that we are infringing their patents or their other proprietary rights.  We cannot predict whether we will prevail in any litigation over third-party claims, or that we will be able to license any valid and infringed patents on commercially reasonable terms.  Any of these claims, whether with or without merit, could result in costly litigation, divert our management’s time, attention and resources, delay our product shipments or require us to enter into royalty or licensing agreements.  In addition, a third-party may not be willing to enter into a royalty or licensing agreement on acceptable terms, if at all.  If a claim of product infringement against us is successful and we fail to obtain a license or develop or license non-infringing technology, we may be unable to market the affected product.

Although we have a number of patent applications pending, we cannot guarantee that any will result in the issuance of a patent. Even if issued, the patent may later be found to be invalid or may be infringed without our knowledge. Our issued patents might not be enforceable against competitive products in every jurisdiction and it is difficult to monitor unauthorized use of our proprietary technology by others. Regardless of our efforts to protect our intellectual property, the rapidly changing technologies in the networking industry make our future success primarily a function of the skill, expertise and management abilities of our employees. Nonetheless, others may assert property rights to technologies that are relevant to us. If our protected proprietary rights are challenged, invalidated or circumvented, it could have a material adverse effect on our competitive position and sales of our products.

We rely on technologies licensed from third parties.

For each of our product lines, we license some of our technology from third parties. These licenses are generally limited in duration or by the volume of shipments of the licensed technology. In addition, some of these licenses contain limitations on distribution of the licensed technology or provide for expiration upon certain events, such as a change in control of the company. If the relevant licensing agreement expires or is terminated without our being able to renew that license on commercially reasonable terms, or if we cannot obtain a license for our products or enhancements on our existing products we may be unable to market the affected products.

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

The demand for our broadband products could be affected by rulings of the Federal Communication Commission (FCC) and federal courts regarding services offered in the United States by telecommunications carriers to their customers. In 2003, the FCC released an order that appeared to provide some relief for carriers from unbundling requirements for broadband and new fiber facilities and equipment used to provide services such as DSL. The FCC had also tentatively concluded that wireline broadband internet access services are not “telecommunication” services but rather “information” services, which would result in less regulation. Each of these matters, however, have been taken to various United States Courts of Appeals and are currently subject to various forms of rehearing, reconsideration or clarification. As a result, the incumbent carriers, who represent the primary target market for our SCREAM product line, face regulatory uncertainties that could further delay their deployment of the equipment that will enable differentiated broadband services, until the end of calendar year 2004 or later. Also, if other rulings or regulations of the FCC diminish the attractiveness of offering such services, then service providers would likely have less need for our products.

Changes in domestic and international telecommunications equipment requirements could affect the sales of our products.  In the United States, our products must comply with various FCC requirements and regulations.  In countries outside of the United States, our products must meet various requirements of local telecommunications authorities.  Changes in tariffs or failure by us to obtain timely approval of products could impact our ability to market the affected product.

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

New restrictions on trade, such as in response to transfers of jobs from the United States to lower-cost foreign locations, could limit our ability to purchase components from, or outsource functions to, foreign entities, which would likely make it more difficult to maintain competitiveness in the global market.  As a result of our current concentration of business to the Federal Government, we are more sensitive to these trade restrictions, whether tariffs, incentives, or government purchasing requirements such as the “Buy American Act,” than it would be with a more diversified customer base.

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

A portion of our investment portfolio is composed of income securities.  These securities are subject to interest rate risk and will fall in value if market interest rates increase.  A sensitivity analysis assuming a hypothetical increase or decrease of 10% from levels at March 26, 2004 and March 28, 2003 indicated the fair value of the portfolio would change by an immaterial amount.  At March 26, 2004, the fair value of the short-term investments was $86.7 million compared to $72.6 million at March 28, 2003.

The fair market value of our convertible subordinated debentures is sensitive to changes in interest rates and to the prices of our common stock into which it can be converted as well as our financial stability.  The yield to maturity on the debentures is fixed, therefore the interest expense on the debt does not fluctuate with interest rates. At March 26, 2004, the fair value of the trading debt securities was approximately $21.0 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Highlights:

(Dollars in thousands, except per share amounts)

Highlights for fiscal year ended	March 26, 2004	March 28, 2003
Total revenue	$127,036	$122,100
Loss from operations	$(1,662)	$(20,136)
Net loss	$(559)	$(18,448)
Basic and diluted loss per share	$(0.02)	$(0.82)
Working capital	$113,989	$104,313
Total assets	$172,084	$164,818
7 ¼% convertible subordinated debentures	$24,706	$24,706
Total stockholders’ equity	$123,658	$114,834
Number of employees	410	428

Quarterly financial data (unaudited):

(Dollars in thousands, except per share amounts)

Fiscal quarter 2004	First	Second	Third	Fourth
Total revenue	$34,101	$31,940	$33,871	$27,124
Gross margin	$17,789	$17,320	$18,444	$14,029
Net income (loss)	$1,590	$400	$909	$(3,458)
Basic and diluted income (loss) per share	$0.07	$0.02	$0.04	$(0.14)

Fiscal quarter 2003	First	Second	Third	Fourth
Total revenue	$27,228	$28,066	$33,005	$33,801
Gross margin	$11,271	$9,191	$14,228	$16,609
Income (loss) before cumulative change in accounting principle relating to goodwill	$698	$(6,887)	$(3,204)	$537
Cumulative change in accounting principle relating to goodwill	$(9,592)	$-	$-	$-
Net income (loss)	$(8,894)	$(6,887)	$(3,204)	$537
Basic and diluted per share amounts:	$	$	$	$
Income (loss) before cumulative change in accounting principle relating to goodwill	$0.03	$(0.31)	$(0.14)	$0.02
Cumulative change in accounting principle relating to goodwill	$(0.43)	$-	$-	$-
Net income (loss)	$(0.40)	$(0.31)	$(0.14)	$0.02

Results for first quarter of fiscal 2004 include a $1.5 million gain, or $0.06 per share, from payments made to net.com by CACI, related to the fiscal 2001 sale of net.com’s FSB.

Results for the fourth quarter of fiscal 2003 include a $1.5 million tax benefit, or $0.07 per share.  The results of the second quarter of fiscal 2003 include a $2.3 million tax benefit, or $0.10 per share.  Additionally, the first quarter results of fiscal 2003 include a $5.0 million gain, or $0.22 per share, from payments made to net.com by CACI, related to the fiscal 2001 sale of net.com’s FSB, a $2.2 million gain, or $.10 per share, related to an insurance settlement for net.com’s previous headquarter facilities, and a $9.6 million loss related to the write down of goodwill.

#

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Network Equipment Technologies, Inc.
Fremont, CA:

We have audited the accompanying consolidated balance sheets of Network Equipment Technologies, Inc. and subsidiaries (the “Company”) as of March 26, 2004 and March 28, 2003, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended March 26, 2004. Our audits also included the consolidated financial statement schedule listed in item 16.(a)2.  These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 26, 2004 and March 28, 2003, and the results of their operations and its cash flows for each of the three years in the period ended March 26, 2004 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

As discussed in Note 3 to the financial statements, in 2003 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

June 8, 2004

#

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	March 26, 2004	March 28, 2003
Current assets:
Cash and cash equivalents	$12,174	$20,593
Restricted cash	847	1,361
Short-term investments	86,711	72,614
Accounts receivable, net of allowance for doubtful accounts and sale returns of $154 at March 26, 2004 and $846 at March 28, 2003	19,709	14,574
Inventories	13,665	14,569
Prepaid expenses and other assets	2,898	4,110
Total current assets	136,004	127,821
Property and equipment:
Machinery and equipment	58,874	56,859
Furniture and fixtures	6,787	7,690
Leasehold improvements	22,754	22,947
	88,415	87,496
Less accumulated depreciation and amortization	(56,992)	(53,010)
Property and equipment, net	31,423	34,486
Software production costs, net	-	5
Other assets	4,657	2,506
Total assets	$172,084	$164,818
Current liabilities:
Accounts payable	$6,334	$5,427
Accrued liabilities	15,681	18,081
Total current liabilities	22,015	23,508
Long-term liabilities:
7 ¼% redeemable convertible subordinated debentures	24,706	24,706
Other long-term liabilities	1,705	1,770
Total long-term liabilities	26,411	26,476
Stockholders’ equity:
Preferred stock ($0.01 par value; 5,000 shares authorized; none outstanding)	-	-
Common stock ($0.01 par value; 50,000 shares authorized; 24,165 and 22,663 shares outstanding at March 26, 2004 and March 28, 2003, respectively)	241	226
Additional paid-in capital	193,093	184,122
Treasury stock	(3,408)	(3,408)
Accumulated other comprehensive income (loss)	199	(198)
Accumulated deficit	(66,467)	(65,908)
Total stockholders’ equity	123,658	114,834
Total liabilities and stockholders’ equity	$172,084	$164,818

See accompanying notes to the consolidated financial statements

#

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Fiscal Year Ended
	March 26, 2004	March 28, 2003	March 29, 2002
Revenue:
Product	$108,127	$101,919	$74,783
Service and other	18,909	20,181	26,763
Total revenue	127,036	122,100	101,546
Costs of sales:
Cost of product revenue	43,142	52,480	46,722
Cost of service and other revenue	16,312	18,321	24,086
Total cost of sales	59,454	70,801	70,808
Gross margin	67,582	51,299	30,738
Operating expenses:
Sales and marketing	31,052	32,132	32,999
Research and development	27,609	26,027	33,014
General and administrative	10,402	11,197	12,205
Restructure costs	181	2,079	1,188
Amortization of goodwill and other intangible assets	-	-	3,444
Total operating expenses	69,244	71,435	82,850
Loss from operations	(1,662)	(20,136)	(52,112)
Interest income	1,511	2,508	5,726
Interest expense	(2,040)	(2,031)	(1,910)
Gain on sale of Federal Services Business	1,500	5,000	5,000
Gain on insurance settlement	-	2,380	3,713
Other income (expense)	152	(401)	193
Loss before taxes	(539)	(12,680)	(39,390)
Income tax provision (benefit)	20	(3,824)	(1,992)
Loss before accounting change	(559)	(8,856)	(37,398)
Cumulative effect of change in accounting principle relating to goodwill	-	(9,592)	-
Net loss	$(559)	$(18,448)	$(37,398)
Per share data:
Basic and diluted loss before accounting change	$(0.02)	$(0.39)	$(1.69)
Cumulative effect of change in accounting principle relating to goodwill – basic and diluted	$-	$(0.43)	$-
Basic and diluted net loss	$(0.02)	$(0.82)	$(1.69)
Common and common equivalent shares:
Basic and diluted	23,314	22,444	22,069
Consolidated Statement of Comprehensive Loss:
Net loss	$(559)	$(18,448)	$(37,398)
Other comprehensive income (loss), net of taxes:
Cumulative translation adjustments	481	76	105
Net unrealized gain (loss) on securities, net of taxes of $0 in 2004, 2003 and 2002.	(84)	337	(890)
Comprehensive loss	$(162)	$(18,035)	$(38,183)

See accompanying notes to the consolidated financial statements

#

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	March 26, 2004	March 28, 2003	March 29, 2002
Cash and cash equivalents at beginning of year	$20,593	$15,879	$20,471
Cash flow from operating activities:
Net loss	(559)	(18,448)	(37,398)
Adjustment required to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	8,751	9,479	16,665
Gain on sale of Federal Services Business	(1,500)	(5,000)	(5,000)
Proceeds from insurance settlement	-	3,451	5,293
Gain on insurance settlement	-	(2,380)	(3,713)
Cumulative change in accounting principles relating to goodwill	-	9,592	-
Stock compensation	9	-	15
Loss on disposition of property and equipment	99	444	785
Changes in assets and liabilities:
Accounts receivable	(5,135)	4,927	10,324
Inventories	694	235	5,318
Prepaid expenses and other assets	1,202	2,221	1,281
Accounts payable	870	(2,497)	(602)
Accrued liabilities	(2,611)	(3,810)	(11,803)
Net cash provided by (used in) operations	1,820	(1,786)	(18,835)
Cash flow from investing activities:
Purchase of short-term investments	(217,330)	(70,535)	(91,320)
Proceeds from maturities of short-term investments	203,149	74,021	127,433
Purchases of property and equipment	(5,521)	(6,432)	(24,884)
Proceeds from sale of property and equipment	-	97	-
Retirement of property and equipment	-	564	-
Proceeds from sale of Federal Service Business	1,500	5,000	5,000
(Increase) decrease in restricted cash	(1,752)	1,894	(2,715)
Other assets	107	341	(466)
Net cash provided by (used in) investing activities	(19,847)	4,950	13,048
Cash flow from financing activities:
Issuance of common stock	8,977	1,562	1,288
Payment on capital lease	-	(53)	(154)
Net cash provided by financing activities	8,977	1,509	1,134
Effect of exchange rate on cash	631	41	61
Net increase (decrease) in cash and cash equivalents	(8,419)	4,714	(4,592)
Cash and cash equivalents at end of year	$12,174	$20,593	$15,879
Other cash flow information:
Cash paid (refunded) during the year:
Interest	$1,971	$1,977	$1,910
Income taxes	$25	$(1,609)	$(2,714)
Non cash investing and financing activities:
Unrealized gain (loss) on available-for-sale securities	$(84)	$337	$(890)

See accompanying notes to the consolidated financial statements

#

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Paid in Capital	Treasury Stock	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances, March 31, 2001	21,840	$ 218	$ 183,148	$ (5,581)	$ 174	$ (9,726)	$ 168,233
Sale of common stock under employee stock benefit plans	375	4	1,284	-	-	-	1,288
Deferred stock compensation		-	(31)	-	-	-	(31)
Net unrealized loss on securities					(890)	-	(890)
Cumulative translation adjustment		-	-	-	105	-	105
Net loss		-	-	-	-	(37,398)	(37,398)
Balances, March 29, 2002	22,215	222	184,401	(5,581)	(611)	(47,124)	131,307
Sale of common stock under employee stock benefit plans	101	1	366	-	-	-	367
Reissuance of treasury stock under ESPP	347	3	(645)	2,173	-	(336)	1,195
Net unrealized gain on securities					337	-	337
Cumulative translation adjustment		-	-	-	76	-	76
Net loss		-	-	-	-	(18,448)	(18,448)
Balances, March 28, 2003	22,663	226	184,122	(3,408)	(198)	(65,908)	114,834
Sale of common stock under employee stock benefit plans	1,240	12	7,676	-	-	-	7,688
Sale of common stock under ESPP	262	3	1,295	-	-	-	1,298
Net unrealized loss on securities					(84)	-	(84)
Cumulative translation adjustment		-	-	-	481	-	481
Net loss		-	-	-	-	(559)	(559)
Balances, March 26, 2004	24,165	$ 241	$ 193,093	$ (3,408)	$ 199	$ (66,467)	$ 123,658

See accompanying notes to the consolidated financial statements

#

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Summary of Significant Accounting Policies

Nature of Business:    Network Equipment Technologies, Inc., doing business as net.com, (net.com or the Company) is a global provider of networking technology platforms that are used for mission-critical communications solutions.  The Company’s multiservice wide area networking (WAN) products, comprising the Promina product line, use circuit-switched technology to provide an effective platform for developing reliable and secure networks. In response to the growth of next-generation networks using packet-switching technologies and the internet protocol (IP), the Company developed its service creation platforms for broadband, IP telephony, and multiservice networks. These platforms allow network service providers to rapidly create and deliver new service offerings that the Company believes can help them to accelerate the return on their network investment, reduce capital and operating expenditures, and achieve greater profits. Network Equipment Technologies, Inc. was founded in 1983 and has been doing business as net.com since 2000.

Principles of Consolidation:    The consolidated financial statements include the accounts of net.com and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated.

Basis of Presentation:     In fiscal 2001, net.com began using a 52-week fiscal year ending on the last Friday in March. In all previous years a fiscal year ending March 31 was used.  The fiscal year period being used is intended for better comparability of quarter over quarter results.

Revenue Recognition:  net.com enters into agreements to sell products and services and other arrangements (multiple element arrangements) that include combinations of products and services. The Company recognizes product revenue generally upon shipment, when all four of the following criteria are met:

1)  the Company has a contract with its customer,
2)  when delivery has occurred and risk of loss passes to the customer,
3)  when the price is fixed or determinable, and
4)  when collection of the receivable is reasonably assured.

For transactions where the Company has not yet obtained customer acceptance, revenue is generally deferred until the terms of acceptance are satisfied. Revenue for installation or other services such as training is recognized upon completion of the service. Maintenance contract revenue is typically recognized ratably over the period of the contracts. For arrangements that involve multiple elements, such as sales of products that include maintenance or installation services, revenue is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element have been met.  net.com uses the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and vendor specific objective evidence of the fair value of all the undelivered elements exists.  Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.  If evidence of fair value of one or more undelivered elements does not exist, revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

Cash and Cash Equivalents:    Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the time of acquisition.

Short-term Investments:    Short-term investments are primarily composed of highly liquid investments with original maturities of greater than three months at the time of acquisition.  net.com classifies its temporary cash investments as available-for-sale securities.  The carrying value of such securities is adjusted to fair market value, with unrealized gains and losses being excluded from earnings and reported as a separate component of stockholders’ equity.

Inventories:    Inventories are stated at lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs.  Inventories at March 26, 2004 and March 28, 2003 consisted of the following:

(In thousands)	2004	2003
Purchased components	$2,814	$5,084
Work-in-process	7,324	6,153
Finished goods	3,527	3,332
	$13,665	$14,569

Property and Equipment:    Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over estimated useful lives of generally three to ten years.  Leasehold improvements are amortized over the shorter of the respective lease terms or estimated useful lives.

Software Production Costs:    Capitalization of software production costs begins upon the establishment of technological feasibility for the products, and amortization begins when the products are available for release to customers.  net.com assesses the recoverability of capitalized software production costs in light of many factors, including anticipated future revenues, estimated economic useful lives and changes in software and hardware technologies.  The Company did not capitalize software production costs in fiscal years 2004, 2003 or 2002.  Software production costs are amortized over the lives of the products, generally three years.  Amortization amounted to $5,000, $600,000 and $1.5 million in fiscal 2004, 2003 and 2002, respectively.  Accumulated amortization was $12.8 million, $12.8 million, and $12.2 million at March 26, 2004, March 28, 2003, March 29, 2002, respectively.

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

Foreign Currency Translation:    The functional currency for net.com’s foreign subsidiaries is the local currency.  Assets and liabilities of foreign subsidiaries are translated into dollars at the rates of exchange in effect at the end of the period.  Revenues and expenses are translated into dollars at the average exchange rate during the period.  Gains and losses from foreign currency translation are included in a separate account in stockholders’ equity in the consolidated balance sheets or included in the consolidated statements of operations and have not been significant.

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

	Fiscal Year Ended
	2004	2003	2002
Net loss — as reported	$(559)	$(18,448)	$(37,398)
Add: Stock based employee compensation included in reported net loss, net of related tax effects	9	-	15
Less: Stock-based compensation expense determined by the fair value method, net of tax	(4,128)	(4,580)	(6,176)
Net loss — pro forma	$(4,678)	$(23,028)	$(43,559)
Basic and diluted net loss per common share --as reported	$(0.02)	$(0.82)	$(1.69)
Basic and diluted net loss per common share -- pro forma	$(0.20)	$(1.03)	$(1.97)

net.com’s calculations for option grants were made using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal 2004, 2003, and 2002, respectively: risk free interest rates of 2.47%, 3.05%, and 4.20%; stock price volatility factors of 61%, 72% and 73%; expected option lives of fifty one months, fifty one months, and fifty months, and no dividends during the expected term.  net.com’s calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.  The fair value of the employee purchase rights under the Employee Stock Purchase Plan was estimated using the same model, but with the following weighted average assumptions for fiscal 2004, 2003 and 2002, respectively: risk free rate of 2.2%, 3.5% and 2.8%; stock price volatility factor of 66%, 69% and 64%; and expected option life of four months for each year.  The weighted average fair value of purchase rights granted in fiscal 2004, 2003 and 2002 was approximately $4.96, $3.45 and $3.44, respectively.

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

Credit Risks:    net.com’s credit evaluation process and the reasonably short collection terms help to mitigate credit risk.  net.com typically does not require collateral or other security to support accounts receivable.  net.com performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary.  net.com maintains reserves for known recourse obligations and estimated bad debts.

Recently Issued Accounting Standards.   In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition.  SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations.   The adoption of SAB 104 did not have a material effect on the Company’s results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and was effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued FASB Staff Position (FSP) No. 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS No. 150, which defers the effective date for various provisions of SFAS 150. The adoption of SFAS 150, as modified by FSP 150-3, did not have a material impact on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS 149, and the adoption did not have a material impact on its consolidated financial statements.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 is effective for fiscal periods beginning after June 15, 2003. There was no impact from the adoption of EITF 00-21 on the Company’s consolidated financial statements.

In January 2003, the Financial FASB issued Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51, which relates to the identification of, and financial reporting for, variable-interest entities. FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to February 1, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. In December 2003, the FASB issued FIN 46(R). The FASB deferred the effective date for variable-interest entities that are non-special purpose entities created before February 1, 2003, to the first interim or annual reporting period that ends after March 15, 2004. The adoption of FIN 46(R) did not have a material impact on the Company’s financial position or results of operations.

Reclassifications:    Certain prior year amounts have been reclassified to conform to the current year presentation.  Such reclassifications had no impact on net loss or stockholders’ equity for any year presented.

Note 2:  Short-term Investments

Short-term investments at March 26, 2004 and March 28, 2003 consisted of the following:

	2004
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
United States government and municipalities	$35,105	$83	$(3)	$35,185
Corporate notes and bonds	17,708	48	(3)	17,753
Other debt securities	32,393	125	(6)	32,512
Foreign debt issues	1,261	-	-	1,261
	$86,467	$256	$(12)	$86,711

	2003
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
United States government and municipalities	$32,510	$91	$(40)	$32,561
Corporate notes and bonds	18,975	32	(3)	19,004
Other debt securities	20,288	252	(4)	20,536
Foreign debt issues	513	-	-	513
	$72,286	$375	$(47)	$72,614

The maturities of short-term investments at March 26, 2004 are shown below (in thousands):

	Amortized Cost	Estimated Market Value
Due within one year	$ 5,834	$ 5,844
Due within one to five years	75,371	75,572
Due within five to ten years	2,257	2,278
Due after ten years	3,005	3,017
Total	$ 86,467	$ 86,711

Note 3:  Goodwill  and other intangible assets

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of March 29, 2002	$9,535
Acquired workforce reclassification	57
Impairment	(9,592)
Balance as of March 28, 2003	$-

In July 2001, the FASB issued SFAS No. 142, which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion 17, Intangible Assets.  net.com adopted SFAS 142 on March 30, 2002, the beginning of its fiscal year.  SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment.  Accordingly, net.com ceased amortization of all goodwill on March 30, 2002.  Intangible assets that have finite useful lives, consisting primarily of patents, continue to be amortized over their estimated useful lives.  The impairment loss was measured as of the date of adoption and recognized as a cumulative effect of a change in accounting principle.

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

The following table represents the impact on net loss and basic and diluted loss per share from the reduction of amortization of goodwill as if SFAS 142 was adopted in the first quarter of fiscal 2002:

	Fiscal Year Ended
(Dollars in thousands, except for per share amounts)	Mar. 26, 2004	Mar. 28, 2003	Mar. 29, 2002
Reported net loss	$(559)	$(18,448)	$(37,398)
Workforce amortization	-	-	96
Goodwill amortization	-	-	3,348
Adjusted net loss	$(559)	$(18,448)	$(33,954)
Basic and diluted loss per share:
Reported basic and diluted loss per share	$(0.02)	$(0.82)	$(1.69)
Workforce amortization per share	-	-	-
Goodwill amortization per share	-	-	0.15
Adjusted basic and diluted loss per share	$(0.02)	$(0.82)	$(1.54)
Common and common equivalent shares used in calculation:
Basic and diluted	23,314	22,444	22,069

Note 4:  Accrued Liabilities

Accrued liabilities at March 26, 2004 and March 28, 2003 were as follows:

(In thousands)	2004	2003
Accrued compensation	$ 4,730	$ 3,756
Income taxes payable	3,328	3,347
Unearned income	2,742	2,212
Restructure costs	654	904
Customer deposits	157	2,805
Other	4,070	5,057
	$ 15,681	$ 18,081

Note 5:  Warranty Accruals

net.com generally warrants hardware product sales for twelve months and software for a period of three months.  The software warranty entitles the customer to bug fixes but not software upgrades during the warranty period.  The methodology is to accrue warranty expense based on historical expense trends calculated as a percentage of new product sales.  Actual expenses are charged against the accrual in the period they are incurred.   On a quarterly basis, the warranty accrual is analyzed for adequacy based on actual trends and subsequent adjustments are made to the liability balance.

Components of the warranty accrual, which are included in accrued liabilities in the accompanying balance sheet, during fiscal 2004 were as follows (in thousands):

Warranty Accrual
Balance at March 29, 2002	$ 639
Charges to cost of goods sold	210
Charges to warranty accrual	(338)
Other adjustments (1)	(307)
Balance at March 28, 2003	204
Charges to cost of goods sold	261
Charges to warranty accrual	(245)
Other adjustments (1)	(49)
Balance at March 26, 2004	$ 171

(1) Adjustment resulted from a change in warranty cost estimates primarily from lower hourly costs of labor to repair products and frequency of warranty claims.

Note 6:  Restructure costs

Restructure costs in fiscal 2004 were $181,000.  The charge consisted of $254,000 for a lease write-off and $12,000 for fixed assets write-offs due to the closure of a sales office in Dallas, offset by $85,000 in adjustments to the Company’s previous lease restructuring estimates. The closure of a sales office in Dallas was in conjunction with a company wide initiative to reduce expenses across all functions. Restructure costs in fiscal 2003 were $2.1 million, and related to employee separation costs. The reduction in the number of employees was primarily a result of the intent of the Company’s management to realign the business to support the current revenue levels. The remaining liability for restructuring charges is $654,000 at March 26, 2004, as shown in the table below.  Components of accrued restructure costs, which are included in accrued liabilities in the accompanying balance sheets, and changes in accrued amounts related to this restructuring program during fiscal 2004 and as of March 28, 2003 were as follows (in thousands):

	Employee Separation Costs	Lease Write-off	Office Closure Costs	Other Restructure Costs	Total
Balance at March 30, 2001	$847	$-	$471	$-	$1,318
Provision	1,034	-	-	153	1,187
Payments	(1,707)	-	(214)	-	(1,921)
Balance at March 29, 2002	174	-	257	153	584
Provision	730	818	286	245	2,079
Payments	(744)	(204)	(507)	(304)	(1,759)
Balance at March 28, 2003	160	614	36	94	904
Provision	-	254	12	-	266
Payments	(25)	(479)	(12)	-	(516)
Balance at March 26, 2004	$135	$389	$36	$94	$654

Accrued liabilities associated with restructuring charges are classified as current, as the Company intends to satisfy such liabilities within the next fiscal year.

Note 7:  Financing Arrangements

The financing agreement between net.com and BancBoston Leasing to provide lease financing to net.com’s customers was terminated in fiscal 2001, partly as a result of BancBoston Leasing being purchased by Fleet Bank Capital Leasing.  The agreement contained a limited recourse arrangement with a minimum of $5.0 million or 20% of the outstanding lease balances whichever is greater.  In fiscal 2003, net.com recognized $100,000 as revenue related to sales to customers who obtained financing from BancBoston Leasing.  There was no activity under this agreement in fiscal 2004, 2003 and 2002.  There were no outstanding lease payments due to Fleet Bank Capital Leasing by net.com’s customers, and therefore net.com no longer has any recourse obligation to Fleet Bank Capital Leasing.

The financing agreement with Marcap Vendor Financing Corporation (Marcap) to provide lease financing to net.com customers was terminated in fiscal 2002.  This agreement had a limited recourse provision of $5.0 million, or 20% of the outstanding lease balance, whichever is greater.  In fiscal 2003, net.com recognized $669,000 as revenue related to sales to customers who obtained financing from Marcap.  The outstanding lease payments due to Marcap by net.com’s customers as of March 26, 2004 and March 28, 2003 were $0 and $7,000, respectively.

Note 8:  Commitments

net.com leases its facilities under operating leases.  The minimum future lease commitments under these leases as of March 26, 2004, were as follows (in thousands):

Operating Leases
2005	$5,354
2006	4,514
2007	4,248
2008	4,108
2009	3,649
After 2009	9,890
$31,763

Rental expense under operating leases was $6.0 million, $6.4 million and $6.0 million for fiscal 2004, 2003 and 2002, respectively.

In March 2000, net.com reached a settlement with its landlord and insurance carrier that allowed net.com to move out of damaged facilities and into a new build-to-suit facility adjacent to the old facilities.  For the years ended March 26, 2004, March 28, 2003 and March 29, 2002, net.com recorded gains of $0, $2.4 million and $3.7 million, respectively, related to the insurance settlement that was reached.  These gains represent the difference between the cash received, moving costs and abandoned leasehold improvements.  For the years ended March 26, 2004, March 28, 2003 and March 29, 2002, net.com received proceeds of $0, $3.5 million and $5.3 million, respectively, from its insurance carrier.

In January 2002, the Company issued a $2.0 million note payable to its landlord for building repairs related to the Company’s former Fremont, California campus. The note bears interest at 10% and is payable in monthly installments over 10 years. At March 26, 2004, $1.7 million related to this note was included in other long term liabilities.

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

net.com did not repurchase any of its debentures in fiscal 2004, 2003 or 2002.  As of March 26, 2004, the outstanding balance of the debentures was $24.7 million.

Note 10:  Capital Stock

Stockholders’ Rights Agreement:   On July 12, 1999, the Board of Directors of net.com voted to extend net.com’s existing Stockholders’ Rights Agreement for an additional 10 years. In addition, the Board voted to amend the Rights Agreement: 1) to adjust the exercise price to $80.00 per one-one hundredth (1/100)  of a share of Series A Preferred Stock; and 2) to adopt a Three Year Independent Director Evaluation Provision or “TIDE provision” whereby a committee of independent directors of net.com will review and evaluate the Rights Agreement at least once every three years to determine if it continues to be in the best interests of net.com and its stockholders to maintain the Rights Agreement in effect.  In fiscal 2003, a committee of independent directors reviewed the Rights Agreement and unanimously agreed that the maintenance of the agreement continues to be in the best interest of the Company and its shareholders, but that the committee should continue to monitor all relevant facts with regard to the exercise price.  Further, the committee unanimously agreed that the Rights Agreement should be amended to delete certain “dead-hand” provisions, which the Delaware courts have ruled to be invalid.  Accordingly, the Company adopted an amendment of the Rights Agreement substantially as set forth in the immediately preceding sentence above.

Under the plan, as amended, a preferred share purchase right, or “Right”, is attached to each share of common stock.  The Rights are exercisable only after a person or group acquires beneficial ownership of 15% or more of net.com’s common stock or commences a tender or exchange offer that would result in 20% or more of common stock ownership.  Each Right initially entitles stockholders to buy one one-hundredth (1/100) of a share of a new series of participating preferred stock at an exercise price of $80.00.  If net.com is acquired in a merger or other transaction with a person or group, or sells 50% or more of its assets or earning power to such a person or group, each Right not owned by such acquiring person will entitle its holder to obtain, on exercise of the Right, a number of the acquiring company’s common shares having a market value at the time of twice the Right’s then-current exercise price.  If a person or group acquires 15% or more of net.com’s outstanding common stock, each Right will entitle its holder to obtain, on exercise of the Right, a number of shares of common stock (or equivalent) having a market value of twice the Right’s then-current exercise price.  After a person or group has acquired 15% of the outstanding shares of common stock but before their acquisition of 50% or more of the common stock, the Board of Directors may exchange one share of common stock or equivalent fractions of preferred stock for each Right.  net.com can redeem the Rights at $.01 per Right at any time until the tenth day following the acquisition by a person or group of 15% of net.com common stock.  The Rights are also redeemable thereafter in certain circumstances.  The Rights expire on August 24, 2009, unless earlier redeemed or exchanged.

Preferred Stock:    net.com has authorized 5,000,000 shares of $.01 par value preferred stock.  This stock, if issued, will carry liquidation preferences and other rights, as determined by the Board of Directors.  As of March 26, 2004, no preferred shares were outstanding.

Reserved Stock:    As of March 26, 2004, net.com had reserved shares of its common stock for the following purposes:

Reserved Shares
Stock option plans:
Outstanding	6,851,254
Available for grant	3,580,427
Convertible subordinated debentures	784,317
Employee stock purchase plan	863,138

Employee Stock Purchase Plan:    Under the employee stock purchase plan, net.com’s employees, subject to certain restrictions, may purchase shares of common stock at a price equal to at least 85% of the lower of the fair market value of the common stock at the beginning of the offering period or the end of each four month period.  During fiscal 2004, 2003, and 2002, 261,736, 347,097, and 374,846 shares, respectively, were issued under this Plan, at weighted average prices of $4.96, $3.45, and $3.44 per share, respectively.

Stock Option And Restricted  Stock:    net.com grants options to purchase shares of its common stock and is authorized to award restricted shares of common stock pursuant to the terms of its 1993 Stock Option Plan and 1997 Stock Option Program (collectively “option plans”).  Stock options generally become exercisable ratably over a four-year period and expire after seven to ten years.  Options may be granted to officers, employees, directors and independent contractors to purchase common stock at a price not less than 100% of the fair market value at the date of grant.  No restricted stock was awarded in fiscal 2004, 2003, or 2002.  Previously issued restricted stock carries certain restrictions on transferability, which lapse over the vesting period (generally two to four years).  As of March 26, 2004, 239,500 restricted shares at $.01 per share have been previously awarded and issued.  There was no related compensation expense for fiscal years 2004, 2003 and 2002.

In fiscal 2004, the Company issued options to purchase a total of 1,000 shares of common stock and 10,000 shares of common stock to two consultants at exercise prices of $12.84 and $11.40 per share, respectively, which was the fair market value on the date of grant. These options were valued using the Black-Scholes option pricing model with the following weighted average assumptions for the 1,000 shares and 10,000 shares issued to consultant, respectively: risk free rates of 2.0% and 2.23%; stock price volatility factors of 68% and 68%; expected option lives of twenty four months and thirty six months, and no dividends during the expected term.  These options were outstanding as of March 26, 2004.

Activity in net.com’s option plans is summarized below:

	Shares	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Options outstanding at March 30, 2001	5,978,298	$9.94	2,775,761	$10.91
Granted (weighted avg. fair value of $2.84 per share)	2,039,391	$3.77
Exercised	-	$-
Cancelled	(1,258,234)	$9.11
Options outstanding at March 29, 2002	6,759,455	$8.15	3,317,330	$10.14
Granted (weighted avg. fair value of $3.35 per share)	1,875,450	$4.72
Exercised	(101,505)	$3.64
Cancelled	(858,315)	$7.99
Options outstanding at March 28, 2003	7,675,085	$7.39	4,330,804	$8.95
Granted (weighted avg. fair value of $4.33 per share)	702,850	$8.90
Exercised	(1,243,342)	$6.19
Cancelled	(283,339)	$6.52
Options outstanding at March 26, 2004	6,851,254	$7.78	4,520,461	$8.69

The following table summarizes information concerning options outstanding and exercisable as of March 26, 2004:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.79	-	$3.52	911,587	7.47	$3.39	520,056	$3.41
$3.57	-	4.10	709,474	8.08	$3.87	286,243	$3.88
$4.12	-	5.79	944,327	8.52	$5.44	294,857	$5.38
$5.97	-	8.14	795,910	7.95	$7.53	289,519	$7.39
$8.19	-	8.81	883,624	6.17	$8.7	779,424	$8.72
$8.94	-	9.94	874,789	5.81	$9.6	809,462	$9.61
$10.00	-	10.25	886,579	5.6	$10.17	855,291	$10.18
$10.31	-	30.00	844,964	4.35	$13.31	685,609	$13.68
$2.79	-	$30.00	6,851,254	6.73	$7.78	4,520,461	$8.69

Stock Based Compensation:    As discussed in Note 1, net.com accounts for its stock-based compensation using the intrinsic value method in accordance with APB 25 and, accordingly, does not recognize compensation expense for employee stock plans as they are granted at fair market value.  However, SFAS 123 requires disclosure of pro forma net income (loss) and earnings per share had net.com adopted the fair value method as prescribed by SFAS 123.  Under SFAS 123, the fair value of stock-based awards is calculated through the use of option pricing models.  These models require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.  As net.com’s employee stock-based compensation plans have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, net.com believes that the existing option valuation models do not necessarily provide a reliable measure of the fair value of awards from those plans.

Note 11:  Income Taxes

Income before income taxes and the provision (benefit) for income taxes consist of the following for fiscal 2004, 2003 and 2002 (In thousands):

	2004	2003	2002
Income (loss) before income taxes:
Domestic	$768	$(15,461)	$(38,513)
Foreign	(1,307)	2,781	(877)
Total	$(539)	$(12,680)	$(39,390)

Provision (benefit) for income taxes:
Current:
Federal	$(20)	$(3,760)	$(2,013)
State	-	-	-
Foreign	40	(64)	21
	20	(3,824)	(1,992)
Deferred:
Federal	-	-	-
State	-	-	-
Foreign	-	-	-
	-	-	-
	$20	$(3,824)	$(1,992)

The benefit for income taxes reconciles to the amount computed by applying the statutory United States federal rate of 35% to income before income taxes as follows (In thousands):

	2004	2003	2002
Statutory federal tax provision	$(189)	$(4,438)	$(13,787)
Goodwill	-	-	1,205
Research and development, and manufacturers’ investment credits	(826)	(1,160)	(1,103)
Change in valuation allowance	981	5,558	13,750
Other	54	(3,784)	(2,057)
Provision (benefit) for income taxes	$20	$(3,824)	$(1,992)

Deferred tax assets (liabilities) are comprised of the following at March 26, 2004 and March 28, 2003 (In thousands):

	2004	2003
Gross deferred tax assets:
Allowances not currently deductible for tax purposes	$4,056	$5,240
Loss carryforwards	38,228	35,121
Credit carryforwards	18,379	17,553
Gross deferred tax assets	60,663	57,914
Gross deferred tax liabilities:
Depreciation	(6,467)	(6,133)
Capitalized software production costs	-	(2)
Gross deferred tax liabilities	(6,467)	(6,135)
Valuation allowance	(54,196)	(51,779)
Net deferred tax assets	$-	$-

The valuation allowance increased $2.4 million and $5.6 million in fiscal 2004 and 2003 respectively.   Our net operating loss carryforwards, which have been offset by the valuation allowance, include deferred tax benefits associated with incentive stock options (ISOs).  These deferred tax benefits of approximately $2.9 million will be credited to additional paid-in-capital when realized.  The changes in our valuation allowance resulted from management’s evaluation of the positive and negative evidence bearing upon the realization of its deferred tax assets.  Under the applicable accounting standards, management considered the history of losses and concluded that it was appropriate to fully provide for the net deferred tax assets.

As of March 26, 2004, net.com has available federal research and development tax credit carryforwards of $7.6 million expiring in years 2006 through 2025, and alternative minimum tax credit carryforwards of $2.5 million available indefinitely.  At March 26, 2004, state research and development tax credit carryforwards of $10.7 million are also available indefinitely.

As of March 26, 2004, net.com has available net operating loss carryforwards of $115.4 million expiring in the years 2020 through 2024.

Note 12: Loss Per Share

Basic loss per share excludes dilution and is computed based upon the weighted average number of common shares outstanding for the periods presented.  Diluted loss per share reflects the potential dilution that could occur if common stock options were exercised.  Potentially dilutive common shares in the diluted computation are excluded in net loss periods as their effect would be antidilutive.  Such outstanding securities totaled 1,411,053 at March 26, 2004 . Additionally, there were 784,317 shares of common stock issuable upon conversion of debentures.  These shares, and the related effect of accrued interest expense on the debentures, were not included in the calculation of diluted loss per share for any of the years presented, as their inclusion would have been antidilutive (In thousands except per share data):

	2004	2003	2002
Numerator:
Net loss	$(559)	$(18,448)	$(37,398)
Denominator:
Weighted average shares outstanding – basic	23,314	22,444	22,069
Dilutive effect of options	-	-	-
Total diluted	23,314	22,444	22,069

Basic and diluted loss per share	$(0.02)	$(0.82)	$(1.69)

Note 13:  Significant Customers

Sales to the Federal Government and its agencies amounted to 73.3%, 64.6% and 50.4% of total revenue for fiscal 2004, 2003 and 2002, respectively, of which 79.9%, 75.7% and 60.4% of that revenue for fiscal 2004, 2003 and 2002, respectively, was earned under contracts with the Department of Defense, or “DoD”.  Under these DoD contracts various government agencies both inside and outside the DoD can order products, installation and service from net.com.  net.com had no other customers that accounted for more than 10% of revenue during these same periods.

Note 14:  Segment Information

net.com operates in one segment: the design, development, manufacture and sale of multiservice wide area networking equipment and associated services used by enterprises, government organizations and carriers worldwide.  net.com follows the requirements of SFAS 131, Disclosures about Segments of an Enterprise and Related Information.  Following is operating information by geographic territory for fiscal 2004, 2003 and 2002    (In thousands):

		United		Other
2004		States	Europe	International	Eliminations	Totals
	Product revenue	$90,390	$10,876	$6,861	$-	$108,127
	Service and other revenue	12,955	4,552	1,402	-	18,909
	Total revenue	$103,345	$15,428	$8,263	$-	$127,036
	Long-lived assets	$35,344	$490	$332	$(86)	$36,080

		United		Other
2003		States	Europe	International	Eliminations	Totals
	Product revenue	$78,788	$17,218	$5,913	$-	$101,919
	Service and other revenue	12,968	4,820	2,448	(55)	20,181
	Total revenue	$91,756	$22,038	$8,361	$(55)	$122,100
	Long-lived assets	$49,359	$425	$335	$(13,122)	$36,997

		United		Other
2002		States	Europe	International	Eliminations	Totals
	Product revenue	$52,683	$15,385	$8,244	$(1,529)	$74,783
	Service and other revenue	19,179	6,733	1,033	(182)	26,763
	Total revenue	$71,862	$22,118	$9,277	$(1,711)	$101,546
	Long-lived assets	$63,104	$633	$280	$(13,058)	$50,959

Note 15:  Employee Benefit Plan

net.com has established a 401(k) tax-deferred savings plan, whereby eligible employees may contribute a percentage of their eligible compensation (presently from 1% to 17% to a maximum of $13,000 per year).  Company contributions are discretionary and were $418,000, $450,000 and $505,000 for fiscal 2004, 2003 and 2002 respectively.

Note 16:  Financial instruments fair value disclosure

The estimated fair values of net.com’s financial instruments at March 26, 2004 and March 28, 2003 were as follows (In thousands):

	2004		2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Short-term investments	$86,711	$86,711	$72,614	$72,614
Liabilities:
Convertible subordinated debentures	$24,706	$21,000	$24,706	$14,824

The following methods and assumptions were used in estimating the fair values of financial instruments:

Cash and cash equivalents----the carrying amounts reported in the balance sheets for cash and cash equivalents approximate their estimated fair values due to their short maturities.

Short-term investments and convertible subordinated debentures----fair values are based on quoted market prices.

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

The foreign exchange forward contracts require net.com to exchange foreign currencies to U.S. Dollars or vice versa, and generally mature in one month or less.  As of March 26, 2004 and March 28, 2003, net.com had outstanding foreign exchange forward contracts with aggregate notional amounts of $3.7 million and $4.8 million, respectively, that had remaining maturities of one month or less.  As of March 26, 2004 the carrying amount, which was also the estimated fair values of foreign exchange forward contracts, is based on prevailing financial market information.

Note 17:  Sale of N.E.T. Federal, Inc.’s Service Business

On December 1, 2000, net.com sold the assets of its federal services business (FSB) to CACI International Inc (CACI) for cash consideration of $40.0 million.  The assets sold were comprised mainly of Federal Government service contracts, accounts receivable, spares inventory and fixed assets.    The cash received from CACI to date is $38.5 million.  The remaining $1.5 million is payable during the first quarter of fiscal 2005.  During the fiscal year ended March 26, 2004 net.com earned and recorded a gain of $1.5 million.  The total net gain on the sale to date is $26.4 million.  In addition, under an ongoing agreement with CACI, net.com will continue to receive royalties on maintenance revenue.

Note 18: Litigation

net.com is involved, from time to time, in litigation relating to claims arising out of its operations in the normal course of business.  net.com is not currently a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in aggregate would have a material adverse effect on the Company’s business, financial condition, results of operations or cash flow.

Note 19: Subsequent Events

The Company completed a restructuring in April 2004 that included: 1) a reorganization of the Company’s international sales channel resulting in employee separation costs of approximately $859,000 and 2) a consolidation of its sales and service offices in Vienna and Ashburn, Virginia to one facility in Sterling, Virginia of approximately $511,000. The Company expects this plan to result in total pre-tax charges of approximately $1.4 million, and the Company intends to satisfy this liability within fiscal 2005.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Section 13(a) or Section 15(d), we implemented disclosure controls and procedures pursuant to which management under the supervision and with the participation of the chief executive officer (“CEO”) and chief financial officer (“CFO”) carried out a review and evaluation of the effectiveness of these controls and procedures at the end of the period covered by this annual report.  Based on this review, our management, including our CEO and CFO have concluded that our disclosure controls and procedures are effective.  During the quarter ended March 26, 2004, there have been no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Certain information required by Part III is omitted from this Form 10-K because net.com will file its definitive proxy statement (the “Proxy Statement”) pursuant to Regulation 14A within 120 days after the end of its fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated by reference into this Part III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Information regarding net.com’s directors, audit committees and audit committee financial experts is contained in the Proxy Statement in the sections captioned “Directors”, “Nominees and Continuing Directors”, “Board Committees and Meetings” and “Director Independence; Financial Experts” and is incorporated herein by reference.

Information concerning compliance by officers, directors and 10% shareholders of the Company with Section 16 of the Exchange Act of 1934 is contained in the Proxy Statement in the section entitled “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” and is incorporated herein by reference.

Executive Officers

The executive officers of net.com and their ages at June 1, 2004 are as follows:

Name

Age

Position

Hubert A.J. Whyte

53

President, Chief Executive Officer and Director

John C. Batty

49

Senior Vice President and Chief Operating Officer

Gary L. Lau

55

Senior Vice President, Worldwide Sales and Service

Stephen T. Gleave

39

Vice President, Marketing

Hans Kramer

42

Vice President, Engineering

John F. McGrath, Jr.

39

Vice President and Chief Financial Officer

Jeffrey M. Range

44

Vice President, Operations

Frank Slattery

43

Vice President and General Counsel

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

John C. Batty joined net.com in December 1999 as Senior Vice President and Chief Financial Officer, and was appointed Chief Operating Officer in April 2001. He has more than 20 years background in high technology, including strong experience in telecommunications, specifically in wide area networks, net.com’s core business. From 1997 until joining net.com, Mr. Batty was Vice President of Finance and Chief Financial Officer of Verilink, a provider of intelligent wide-area-network access solutions. Prior to Verilink, Mr. Batty spent eleven years at VLSI as Controller, Director of Corporate Financial Planning and finally as Vice President and Treasurer prior to its acquisition by Phillips Semiconductor. Mr. Batty began his career with Intel. He earned his B.A. in Economics at the University of New Hampshire and his M.B.A. at the University of Chicago School of Business.

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

Hans Kramer joined net.com in 1988 and became Vice President of Engineering in 1999. During the latter half of fiscal 2001 Mr. Kramer transitioned from his position in charge of the Broadband Business Unit to focus on product development for all of net.com’s product lines. During the same period, he also assumed responsibility for the development of business partnerships, which continued until 2002. Mr. Kramer joined net.com after working for a series of start-up companies in the communications industry, including Macom LinkABit, now a part of the Hughes Network, where he was the project leader for a VSAT product. Mr. Kramer received his B.A. in Computer Science from the University of California at San Diego, with dual minors in Economics and Queuing Systems.

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

Frank Slattery joined net.com as General Counsel in February 2003. From 2000 to 2002, Mr. Slattery was Vice President of Business Development and General Counsel for SiteSmith, a provider of Internet infrastructure services, which was acquired by Metromedia Fiber Networks. From 1998 to 2000, Mr. Slattery was a Partner and General Counsel for USWeb Corporation, a global web consulting firm. From 1994 to 1998, Mr. Slattery was Vice President of Business Development and General Counsel for ParcPlace Systems, a provider of object-oriented software development tools. For the five years before that, he was an associate at the law firm of Wilson, Sonsini, Goodrich & Rosati.

Code of Ethics

Our Code of Business Conduct, which covers all directors and employees (including the Chief Executive Officer, Chief Financial Officer and Controller), meets the requirements of the SEC Rules promulgated under Section 406 of the Sarbanes-Oxley Act of 2002 for a code of ethics.  The Code of Business Conduct is available free of charge on or through our Internet website located at www.net.com.  In addition, any stockholder who wishes to obtain a print copy of the Code of Business Conduct should write to:  Investor Relations, net.com, 6900 Paseo Padre Parkway, Fremont, California 94555-3660.  Since adoption of the Code of Business Conduct, our Board has not granted a waiver of any of its provisions for any director or executive officer.  Any future waivers or amendments will be disclosed on our Internet website.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding compensation of net.com’s Directors and Executive Officers is contained in the Proxy Statement in the sections captioned “Director Compensation” and “Executive Compensation and Related Information” and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is contained in the Proxy Statement in the section captioned “Stock Ownership of Five Percent Stockholders, Directors, and Executive Officers” and is incorporated herein by reference.

Information regarding equity compensation plans is contained in the Proxy Statement in the section captioned “Equity Compensation Plan Information” and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding transactions with net.com’s Directors and Executive Officers is contained in the Proxy Statement in the section captioned “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is contained in the Proxy Statement in the section captioned “Relationship With Independent Accountants,” which is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)

1. Index to Consolidated Financial Statements

Page

Independent Auditors’ Report

29

Consolidated Balance Sheets as of March 26, 2004 and March 28, 2003

30

Consolidated Statements of Operations for the years ended

March 26, 2004, March 28, 2003 and  March 29, 2002

31

Consolidated Statements of Comprehensive Loss for the years

ended March 26, 2004, March 28, 2003 and  March 29, 2002

31

Consolidated Statements of Cash Flows for the years ended

March 26, 2004, March 28, 2003 and  March 29, 2002

32

Consolidated Statements of Stockholders’ Equity for the years ended

March 26, 2004, March 28, 2003 and  March 29, 2002

33

Notes to Consolidated Financial Statements

34

2. Index to Consolidated Financial Statement Schedules

Page

Schedule II - Valuation and Qualifying Accounts

59

All other schedules are omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes thereto.

Separate financial statements of the Registrant are omitted because the Registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements filed, in the aggregate, do not have a minority equity interest and/or long-term indebtedness to any person outside the consolidated group in an amount which together exceeds 5% of total consolidated assets at March 26, 2004.

3. Exhibits

Exhibit No.	Description	Reference
3.1	Registrant’s Restated Certificate of Incorporation, as amended.	(1)
3.2	Registrant’s Bylaws, as amended.	(1)
4.1	Indenture dated as of May 15, 1989 between Registrant and Morgan Guaranty Trust Company of New York.	(2)
4.2	Rights Agreement dated as of August 15, 1989 between Registrant and Equiserv, formerly The First National Bank of Boston, as amended.	(3)
4.2A	Amendment 3 to the Rights Agreement filed as Exhibit 4.2, above.	(4)
4.3	Certificate of Designations of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on August 24, 1989 (Exhibit 4.1 in the Registrant’s Form S-8 Registration Statement).	(5)
10.6*	Officer Employment and Continuation Agreement between Registrant and Hubert A. Whyte.	(6)
10.13*	Change of Control Agreement between the Registrant and Jeffrey M. Range. All of the following persons, which includes all of the Registrant’s other Executive Officers and certain former Executive Officers, have entered into agreements with the Registrant containing these same terms: John C. Batty, Stephen T. Gleave, Hans Kramer, Gary L. Lau, John F. McGrath, Jr., Jeffrey M. Range, Frank Slattery, and Hubert A.J. Whyte.	(7)
10.15	Form of Director Indemnification Agreement as signed by all Directors of the Company.	(8)
10.16	Form of Officer Indemnification Agreement as signed by all Executive Officers of the Company.	(8)
10.17*	Corporate Director Compensation Deferral Election Program and 1996 Deferral Form.	(8)
10.23	Headquarters Facilities – Lease between Ardenwood Corporate Park Associates and Network Equipment Technologies, Inc. dated December 21, 2000.	(9)
10.24	Asset Acquisition Agreement dated October 18, 2000, by and among CACI, Inc.–Federal, CACI International Inc, N.E.T. Federal, Inc., and Network Equipment Technologies, Inc.	(10)
10.31*	Registrant’s Amended and Restated 1993 Stock Option Plan, as amended May 16, 2003.	(4)
10.32	Registrant’s Amended and Restated 1997 Stock Option Program, as amended April 16, 2002 (as Exhibit 99.8).	(11)
10.33*	Registrant’s 1998 Employee Stock Purchase Plan, as amended May 16, 2003.	(4)
10.34*	2002 N.E.T. Europe Ltd. Employee Stock Purchase Plan (as Exhibit 99.3)	(12)
21.1	Subsidiaries of Registrant as of June 1, 2003.	(2)
23.1	Independent Auditors’ Consent.
31.1

Certification of Hubert A. J. Whyte, President and Chief Executive Officer, pursuant to Rule 15d-14 of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of John F. McGrath, Jr., Vice President and Chief Financial Officer, pursuant to Rule 15d-14 of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Hubert A. J. Whyte, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of John F. McGrath, Jr., Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(1)

Form 10-Q (Commission File No. 0-15323) for the fiscal quarter ended December 24, 1995, originally filed on February 7, 1996.

(2)

Annual Report on Form 10-K (Commission File No. 0-15323) for the fiscal year ended March 26, 2003, filed on June 19, 2003.

(3)

Amendment No. 1 to Annual Report on Form 10-K (Commission File No. 0-15323) for the fiscal year ended March 31, 1989, filed on July 25, 1989.

(4)

Annual Report on Form 10-K (Commission File No. 0-15323) for the fiscal year ended March 31, 1990, filed on June 29, 1990.

(5)

Registration Statement on Form S-8 (Nos. 33-33013 and 33-33063), filed on January 19, 1990.

(6)

Annual Report on Form -K (Commission File No. 15323) for the fiscal year ended March 31, 2000, filed on June 29, 2000.

(7)

Annual Report on Form 10-K (Commission File No. 0-15323) for the fiscal year ended March 31, 1999, filed on June 29, 1999.

(8)

Annual Report on Form 10-K (Commission File No. 0-15323) for the fiscal year ended March 31, 1996, filed on June 21, 1996.

(9)

Annual Report on Form 10-K (Commission File No. 0-15323) for the fiscal year ended March 30, 2001, filed on June 28, 2001.

(10)

Form 10-Q (Commission File No. 0-15323) for the fiscal quarter ended September 30, 2000, originally filed on November 13, 2000.

(11)

Annual Report on form 10-K (Commission File No. 0-15323) for the fiscal year ended March 29, 2002, filed on June 14, 2002.

(12)

Registration Statement on Form S-8 (No. 333-101962), filed on December 18, 2002.

(b) Reports on Form 8-K

The Company filed one report on Form 8-K during the quarter ended March 26, 2004.  Information regarding the item reported is as follows.

On January 14, 2004, the Company issued a press release announcing its financial results for the fiscal quarter ended December 26, 2003.

#

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK EQUIPMENT TECHNOLOGIES, INC.

(Registrant)

Date: June 8, 2004

By:

/s/ Hubert A.J. Whyte

Hubert A.J. Whyte

President, Chief Executive

Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ John F. McGrath, Jr.

Vice President and

June 8, 2004

John F. McGrath, Jr.

Chief Financial Officer

(Principal Financial Officer and

Principal Accounting Officer)

/s/ Dixon R. Doll

Chairman of the Board

June 8, 2004

Dixon R. Doll

/s/ C. Nicholas Keating, Jr.

Director

June 8, 2004

C. Nicholas Keating, Jr.

/s/ David R. Laube

Director

June 8, 2004

David R. Laube

/s/ Thomas Rambold

Director

June 8, 2004

Thomas Rambold

/s/ Peter Sommerer

Director

June 8, 2004

Peter Sommerer

/s/ Hubert A.J. Whyte

President, Chief Executive

June 8, 2004

Hubert A.J. Whyte

Officer and Director

(Principal Executive Officer)

Director

June 8, 2004

Hans A. Wolf

#

NETWORK EQUIPMENT TECHNOLOGIES, INC.

SCHEDULE II

Valuation and Qualifying Accounts

(in thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deduction/ write-offs	Balance at end of period
For the year ended March 29, 2002:
Account receivable allowances	$2,127	$-	$2,825	(1)	$(3,056)	$1,896
For the year ended March 28, 2003:
Account receivable allowances	$1,896	$-	$169	(1)	$(1,219)	$846
For the year ended March 26, 2004:
Account receivable allowances	$846	$296	$(562)	(1)	$(426)	$154

(1)  Amount represents additions or deductions to accounts receivable allowances representing sales return reserve that were charged or credited primarily to revenue.

#