Form 10-Q
period 2004-06-25
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2004-08-04
CIK 752431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

 ☒

Quarterly Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934
For the quarterly period ended June 25, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):  ☒ Yes  ☐ No

The number of shares outstanding of the registrant's Common Stock, par value $.01, as of July 23, 2004 was 24,285,184.

Page #

NETWORK EQUIPMENT TECHNOLOGIES, INC.

Page #

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited -- in thousands, except par value)

	June 25, 2004	March 26, 2004
ASSETS
Current assets:
Cash and cash equivalents	$10,641	$12,174
Restricted cash	846	847
Short-term investments	86,217	86,711
Accounts receivable, net of allowance for doubtful accounts and sale returns of $144 at June 25, 2004 and $240 at March 26, 2004	21,127	19,709
Inventories	13,791	13,665
Prepaid expenses and other assets	2,819	2,898
Total current assets	135,441	136,004
Property and equipment, net	30,860	31,423
Other assets	4,633	4,657
Total assets	$170,934	$172,084

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,965	$6,334
Accrued liabilities	15,044	15,681
Total current liabilities	22,009	22,015
Long-term liabilities:
7 1/4% redeemable convertible subordinated debentures	24,706	24,706
Other long-term liabilities	1,562	1,705
Total long-term liabilities	26,268	26,411
Stockholders' equity:
Preferred stock ($0.01 par value; 5,000 shares authorized; none outstanding)	-	-
Common stock ($0.01 par value; 50,000 shares authorized; 24,281 and 24,165 shares outstanding at June 25, 2004 and March 26, 2004, respectively)	242	241
Additional paid-in capital	193,744	193,093
Treasury stock	(3,408)	(3,408)
Accumulated other comprehensive income (loss)	(624)	199
Accumulated deficit	(67,297)	(66,467)
Total stockholders' equity	122,657	123,658
Total liabilities and stockholders' equity	$170,934	$172,084

See accompanying notes to condensed consolidated financial statements

Page #

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited -- in thousands, except per share amounts)

	Quarter Ended
	June 25, 2004	June 27, 2003
Revenue:
Product	$24,393	$29,297
Service and other	4,704	4,804
Total revenue	29,097	34,101
Costs of sales:
Cost of product revenue	9,070	12,354
Cost of service and other revenue	4,013	3,958
Total cost of sales	13,083	16,312
Gross margin	16,014	17,789
Operating expenses:
Sales and marketing	7,735	7,854
Research and development	6,853	6,840
General and administrative	2,667	2,748
Restructure costs	1,374	266
Total operating expenses	18,629	17,708
Income (loss) from operations	(2,615)	81
Interest income	395	417
Interest expense	(499)	(510)
Gain on sale of Federal Services Business	1,500	1,500
Other income (loss)	(131)	87
Income (loss) before taxes	(1,350)	1,575
Income tax benefit	(521)	(15)
Net income (loss)	$(829)	$1,590
Per share data:
Net income (loss):
Basic	$(0.03)	$0.07
Diluted	$(0.03)	$0.07
Common and common equivalent shares:
Basic	24,232	22,811
Diluted	24,232	23,929
Consolidated Statements of Comprehensive Income (Loss):
Net income (loss)	$(829)	$1,590
Other comprehensive income, net of tax:
Cumulative translation adjustments	55	254
Net unrealized gain (loss) on securities	(878)	15
Comprehensive income (loss)	$(1,652)	$1,859

See accompanying notes to condensed consolidated financial statements

Page #

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited -- in thousands)

	Quarter Ended
	June 25, 2004	June 27, 2003
Cash and cash equivalents at beginning of period	$12,174	$20,593
Cash flows from operating activities:
Net income (loss)	(829)	1,590
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,218	2,109
Gain on sale of Federal Services Business	(1,500)	(1,500)
Loss on disposition of property and equipment	41	34
Changes in assets and liabilities:
Accounts receivable	(1,418)	127
Inventories	(126)	3,513
Prepaid expenses and other assets	79	(891)
Accounts payable	631	(1,082)
Accrued liabilities	(780)	(970)
Net cash provided by (used in) operating activities	(1,684)	2,930
Cash flows from investing activities:
Purchases of short-term investments	(18,976)	(91,745)
Proceeds from maturities of short-term investments	18,593	77,254
Purchases of property and equipment	(1,696)	(1,798)
Proceeds from sale of Federal Services Business	1,500	1,500
Change in restricted cash	1	3
Other, net	24	87
Net cash used in investing activities	(554)	(14,699)
Cash flows from financing activities:
Issuance of common stock	651	1,097
Net cash provided by financing activities	651	1,097
Effect of exchange rate changes on cash	54	368
Net decrease in cash and cash equivalents	(1,533)	(10,304)
Cash and cash equivalents at end of period	$10,641	$10,289
Other cash flow information:
Cash paid during the year for:
Interest	$939	$941
Income taxes	$13	$28
Non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale securities	$(878)	$15

See accompanying notes to the condensed consolidated financial statements

Page #

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position as of June 25, 2004, the results of operations for the quarters ended June 25, 2004 and June 27, 2003, and the cash flows for the quarters ended June 25, 2004 and June 27, 2003.  These financial statements should be read in conjunction with the March 26, 2004 audited consolidated financial statements and notes thereto.  The results of operations for the quarter ended June 25, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending March 25, 2005.

Stock-Based Compensation.   net.com accounts for its stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation. Expense associated with stock-based compensation is amortized on an accelerated basis under Financial Accounting Standards Board Interpretation (FIN) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, over the vesting period of each individual award. In accordance with SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosures--an amendment to FASB Statement No. 123, the Company is required to disclose the effects on reported net income (loss) and basic and diluted net income (loss) per share as if the fair value based method had been applied to all awards. For the quarters ended June 25, 2004 and June 27, 2003, had compensation cost been determined based on the fair value method pursuant to SFAS 123, the Company's net income (loss) would have been as follows (in thousands, except per share amounts):

	Quarter Ended
	June 25, 2004	June 27, 2003
Net income (loss) -- as reported	$(829)	$1,590
Less: Stock-based compensation expense determined by the fair value method, net of tax	(676)	(1,132)
Net income (loss) -- pro forma	$(1,505)	$458

Basic and diluted income (loss) per share -- as reported	$(0.03)	$0.07
Basic and diluted income (loss) per share -- pro forma	$(0.06)	$0.02

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatorily redeemable preferred and common stock, and certain options and warrants. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and was effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued FASB Staff Position (FSP) No. 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS 150, which defers the effective date for various provisions of SFAS 150. The adoption of SFAS 150, as modified by FSP 150-3, did not have a material impact on the Company’s consolidated financial statements.

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

In January 2003, the FASB issued Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51, which relates to the identification of, and financial reporting for, variable-interest entities. FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to February 1, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. In December 2003, the FASB issued FIN 46(R). The FASB deferred the effective date for variable-interest entities that are non-special purpose entities created before February 1, 2003, to the first interim or annual reporting period that ends after March 15, 2004. The adoption of FIN 46(R) did not have a material impact on the Company’s financial position or results of operations.

Note 3.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs.  Inventories at June 25, 2004 and March 26, 2004 consisted of the following (in thousands):

	June 25, 2004	March 26, 2004
Purchased components	$3,702	$2,814
Work-in-process	6,103	7,324
Finished goods	3,986	3,527
Total	$13,791	$13,665

Note 4.  Income (Loss) Per Share

The following table sets forth the computation of the numerator and denominator used in the computation of basic and diluted net income (loss) per share (in thousands):

	Quarter Ended
	June 25, 2004	June 27, 2003
	Basic and Diluted	Basic	Diluted
Numerator:
Net income (loss)	$(829)	$1,590	$1,590
Denominator:
Weighted average shares of common stock outstanding	24,232	22,811	22,811
Dilutive effect of options issued to employees	-	-	1,118
	24,232	22,811	23,929

Basic income (loss) per share has been computed based upon the weighted average number of common shares outstanding for the periods presented.  For diluted income per share, shares used in the per share computation include weighted average common and potentially dilutive shares outstanding.  Potentially dilutive shares consist of shares issuable upon the assumed exercise of dilutive stock options.  These shares totaled 1,066,000 and 1,118,000 for the quarters ended June 25, 2004 and June 27, 2003, respectively.  The dilutive shares for the quarter ended June 27, 2003 were included in the diluted per share computation. Because the Company reported a net loss for the quarter ended June 25, 2004, the calculation of diluted net loss per share does not include common stock equivalents as they are anti-dilutive and would result in a reduction of net loss per share.  Additionally, there were 784,000 shares of common stock issuable upon conversion of debentures.  These shares, and the related effect of the accrued interest on the debentures, were not included in the calculation of diluted income (loss) per share for the quarters ended June 25, 2004 and June 27, 2003, as their inclusion would have been anti-dilutive.

Note 5.  Restructure Costs

The restructure costs of $1,374,000 in the first quarter of fiscal 2005 included lease write-offs of $470,000, office closure costs  of $8,000 and employee separation costs of $896,000. The office closure costs and lease write-offs resulted from a consolidation of the Company’s sales and service offices in Vienna and Ashburn, Virginia to one facility in Sterling, Virginia. The employee separation costs resulted from a reorganization of the Company’s international sales channel. The restructure costs of $266,000 in the first quarter of fiscal 2004 consisted of $254,000 for a lease write-off and $12,000 for fixed assets write-offs due to the closure of a sales office in Dallas. The closure of a sales office in Dallas was in conjunction with a company wide initiative to reduce expenses across all functions.  At June 25, 2004, the remaining liability for restructuring charges is $923,000, as shown in the table below.  Components of accrued restructuring charges, which are included in accrued liabilities in the accompanying balance sheets, and changes in accrued amounts related to this restructuring program during the first quarter of fiscal 2005 and as of March 26, 2004 were as follows (in thousands):

	Employee Separation Costs	Lease Write-off	Office Closure Costs	Other Restructuring Costs	Total
Balance at December 26, 2003	$ 135	$ 525	$ 36	$ 94	$ 790
Provision	-	-	-	-	-
Payments	-	(136)	-	-	(136)
Balance at March 26, 2004	$ 135	$ 389	$ 36	$ 94	$ 654
Provision	896	470	7	-	1,374
Payments	(861)	(248)	(7)	-	(1,116)
Adjustments	-	12	-	-	12
Balance at June 25, 2004	$ 170	$ 623	$ 36	$ 94	$ 923

Accrued liabilities associated with restructuring charges are classified as current, as the Company intends to satisfy such liabilities within the next fiscal year.

Note 6.  Sale of N.E.T. Federal, Inc.'s Professional Services Business

On December 1, 2000, net.com sold the assets of its federal services business to CACI International Inc. (CACI) for cash consideration of $40.0 million.  The assets sold were comprised mainly of federal government service contracts, accounts receivable, spares inventory and fixed assets. The cash received from CACI to date is $40.0 million.  During the quarter ended June 25, 2004, net.com received the final payment and recorded a gain of $1.5 million related to the sale. The total net gain on the sale to date is $27.9 million.  In addition, under an ongoing agreement with CACI, net.com will continue to receive royalties on maintenance revenue.

Note 7.  Warranty accruals

net.com generally warrants hardware product sales and software for twelve months.  The software warranty entitles the customer to bug fixes but not software upgrades during the warranty period.  The methodology is to accrue warranty expense based on historical expense trends calculated as a percentage of new product sales.  Actual expenses are charged against the accrual in the period they are incurred.   On a quarterly basis, the warranty accrual is analyzed for adequacy based on actual trends and subsequent adjustments are made to the liability balance.

Components of the warranty accrual, which are included in accrued liabilities in the accompanying balance sheet, during the first quarters of fiscal 2005 and 2004 were as follows (in thousands):

	Quarter Ended
	June 25, 2004	June 27, 2003
Balance at March 26, 2004	$ 171	$ 204
Charges to cost of goods sold	60	119
Charges to warranty accrual	(55)	(100)
Other adjustments (1)	(16)	(53)
Balance at June 25, 2004	$ 160	$ 170

(1) Adjustment resulted from a change in warranty cost estimates primarily from lower hourly costs of labor to repair products and reduced frequency of warranty claims.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This discussion and analysis should be read in conjunction with Part II of our Form 10-K for the fiscal year ended March 26, 2004. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance.  A forward-looking statement may contain words such as “plans,” “hopes,” “believes,” “estimates,” “will continue to be,” “will be,” “continue to,” “expect to,” “anticipate that,” “to be,” or “can impact.”  Forward-looking statements are based upon management expectations and involve risks and uncertainties that may cause actual results to differ materially from those anticipated in the forward-looking statements.  Many factors may cause actual results to vary including, but not limited to, the factors discussed in this Form 10-Q.  net.com expressly disclaims any obligation or undertaking to revise or publicly release any updates or revisions to any forward-looking statement contained in this Form 10-Q.  Investors should carefully review the risk factors described in this Form 10-Q along with other documents net.com files from time to time with the Securities and Exchange Commission (SEC).

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

Warranty Accruals:   We generally provide a warranty for hardware product sales and software for twelve months. The software warranty entitles the customer to bug fixes but not software upgrades during the warranty period. We accrue warranty expense based on historical expense trends calculated as a percentage of new product sales.  Actual expenses are charged against the accrual in the period they are incurred. On a quarterly basis, the warranty accrual is analyzed for adequacy based on actual trends and subsequent adjustments are made to the liability balance.  If actual return rates or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of sales may be required.  Historically, all warranty obligations have been determined with reasonable estimates.

Stock-Based Compensation:   We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations.

Deferred Taxes:   We have incurred tax losses in the last five fiscal years and, at June 25, 2004, we have an estimated $101.5 million of federal net operating loss carryforwards available expiring in the years 2020 through 2025 and $19.3 million of state operating loss carryforwards available expiring in the years 2007 through 2015.  We have provided a full valuation allowance against our deferred tax assets, given the uncertainty as to their realization. In future years, these benefits are available to reduce or eliminate taxes on future taxable income.  Current federal and state tax laws include provisions that could limit the annual use of our net operating loss carryforwards in the event of certain defined changes in stock ownership.  Our issuances of common and preferred stock could result in such a change.  Accordingly, the annual use of our net operating loss carryforwards may be limited by these provisions, and this limitation may result in the loss of carryforward benefits to the extent the above-limit portion expires before it can be used.  Management has not yet determined the extent of the limitation, if any.

Results of Operations

The following table depicts selected data derived from our consolidated condensed statements of operations expressed as a percentage of revenue for the quarters presented:

	Quarter Ended
Percent of revenue	June 25, 2004	June 27, 2003
Product revenue	83.8%	85.9%
Service and other revenue	16.2	14.1
Total revenue	100.0%	100.0%
Product revenue gross margin	62.8%	57.8%
Service and other revenue gross margin	14.7	17.6
Total gross margin	55.0	52.2
Sales and marketing	26.6	23.0
Research and development	23.6	20.1
General and administrative	9.2	8.1
Restructure costs	4.7	0.8
Total operating expenses	64.1	52.0
Income (loss) from operations	(9.1)	0.2
Other income, net	4.7	4.6
Interest expense, net	(0.4)	(0.3)
Income (loss) before taxes	(4.8)	4.6
Income tax benefit	(1.8)	(0.0)
Net income (loss)	(3.0)%	4.6%

Overview and Highlights

       ●  On reduced revenue, we had a net loss in the first quarter of fiscal 2005. Total revenue for the first quarter of fiscal 2005 was $29.1 million compared to $27.1 million in the fourth quarter of fiscal 2004 and $34.1 million in the first quarter of fiscal 2004. The decrease in total revenue from the first quarter of fiscal 2004 to the first quarter of fiscal 2005 was due primarily to decreases in product revenue from international commercial markets and the government sales channel. In the first quarter of fiscal 2005, we recorded a net loss of $829,000 compared to net income of $1.6 million in the first quarter of fiscal 2004.

       ●  New product revenue grew from the first quarter of fiscal 2004 to the first quarter of fiscal 2005. Our recent product development includes a new release of the SCREAM platform for controlling quality of service (QoS) delivery, intended to enable voice, video and data services over a variety of data transport protocols; and a new release of the SHOUTIP platform for connecting secure telephone units, as well as new routing and QoS functionality. During the first quarter of fiscal 2005, we also announced the general availability of our network management system, netMS. Revenue from our new products, SCREAM, SHOUTIP and netMS, was $2.8 million or 11.5% of product revenue for the first quarter of fiscal 2005.  New product revenue for the first quarter of fiscal 2004 was $453,000 or 1.5% of product revenue.

       ●  We are currently dependent on revenue from existing products and have strived to extend the life cycle of these existing products. To date, we have been successful in extending the lifecycle of our circuit-switched products by continually expanding their functionality, and we have developed a migration path to broadband technology through the SCREAMlink program. The SCREAMlink program, which facilitates the connection of our circuit-switched Promina products to our broadband SCREAM products, has helped stimulate demand for both product lines. The Promina product line continues to provide the majority of our revenue, and in the first quarter of fiscal 2005, we announced an IP-based trunk module for migration from networks based on ATM (asynchronous transfer mode) to IP-based networks to support IP based differentiated services in order to complement the existing TDM (time division multiplexing), ATM and serial WAN links.

       ●  Our cash position remains strong. Total cash, cash equivalents, restricted cash and short term investments at June 25, 2004 was $100.0 million, including $2.3 million in long term restricted cash related to performance guarantees on customer contracts and our facilities leases in Fremont, California. This compares to $102.0 million at March 26, 2004.

Revenue

	Quarter Ended
	June 25, 2004	June 27, 2003	Change
Product revenue	$24,393	$29,297	(16.7	) %
Service and other revenue	4,704	4,804	(2.1)
Total revenue	$29,097	$34,101	(14.7	) %

The decrease in total revenue in the first quarter of fiscal 2005 from the prior year comparative quarter is due primarily to decreases in product revenue.

The decrease in product revenue in the first quarter of fiscal 2005 compared to the prior year comparative quarter is due to decreased sales in international commercial markets and in the government sales channel.  International sales decreased $3.4 million from $5.5 million in the first quarter of fiscal 2004 to $2.1 million in the first quarter of fiscal 2005, reflecting the general decline in the market for circuit-switched products. Government sales, including sales to the Federal Government, Federal Government agencies and foreign government ministries of defense, decreased $1.8 million from $23.0 million in the first quarter of fiscal 2004 to $21.2 million in the first quarter of fiscal 2005. We attribute this decrease in part to a shift in defense spending, which was focused on rapid deployment in the first quarter of fiscal 2004 and is currently focused on broader infrastructure build out. While we believe this government business is still fundamentally solid, the timing of revenue from government is more uncertain. Product revenue is generated primarily from our circuit switched product line, Promina, which accounts for the majority of our product sales worldwide. We have developed new service creation products, SCREAM and SHOUTIP, for the broadband equipment and IP telephony markets.  The product revenue from new products, including SCREAM, SHOUTIP and netMS, in the first quarter of fiscal 2005 was $2.8 million or 11.5% of product revenue; product revenue from these products in the first quarter of fiscal 2004 was $453,000 or 1.5% of product revenue.  We expect the level of revenue from these new products, which are in the early stage of customer adoption with prolonged sales cycles, to fluctuate in the near term until we establish a broad customer base. Additionally, the recognition of revenue from some recent large deals will depend on customer deployment schedules and the timing of contractual acceptance provisions being met, which could cause significant fluctuations in our revenue in the near term.

The decrease in service and other revenue in the first quarter of fiscal 2005 compared to the prior year comparative quarter is primarily the result of a general decline in the installed base of equipment held by non-Federal customers requiring ongoing service support.  In addition, a number of our customers have been lowering their levels of service support in efforts to reduce their operating costs, which is enabled in part by the reliability of our Promina products.  We expect that service revenue will remain relatively flat in the near term.

Gross Margin

	Quarter Ended
	June 25, 2004	June 27, 2003
Product revenue gross margin	62.8%	57.8%
Service and other revenue gross margin	14.7	17.6
Total gross margin	55.0%	52.2%

Total gross margin improved in the first quarter of fiscal 2005 compared to the prior year comparative quarter, primarily due to our ongoing cost reduction initiatives.

The increase in product revenue gross margin in the first quarter of fiscal 2005 compared to the prior year comparative quarter is due primarily to supply chain initiatives begun in the first quarter of fiscal 2004, which have yielded reductions in materials costs, as well as achieving greater operating efficiencies.

The decrease in service and other revenue gross margin in the first quarter of fiscal 2005 compared to the prior year comparative quarter is due to a slight decrease in service revenue, requiring fixed costs to be spread over a lower revenue base, and increased costs for spares and field services.

We expect gross margins to be relatively flat in the near term, provided the mix of products and services is consistent with those seen in the first quarter of fiscal 2005. Our newer product lines, SCREAM and SHOUTIP, currently have lower gross margins than our Promina product line, as a result of customary discounting for early customers and higher per-unit costs associated with low purchase volumes of components. As we grow new product revenue, gross margins may be adversely affected by these and other factors.

Operating Expenses

	Quarter Ended
	June 25, 2004	June 27, 2003	Change
Sales and marketing	$7,735	$7,854	(1.5)%
Research and development	6,853	6,840	0.2
General and administrative	2,667	2,748	(2.9)
Restructure costs	1,374	266	416.5
Total operating expenses	$18,629	$17,708	5.2%

Operating expenses in the first quarter of fiscal 2005 increased 5.2% or $921,000 compared to the prior year comparative quarter.  The increase was primarily due to restructure costs that were $1.1 million higher than in the prior year comparative quarter. Sales and marketing expenses in the first quarter of fiscal 2005, which were comparable to the prior year comparative quarter, included:

       ●  a $423,000 decrease in compensation costs, due to a restructuring of the international sales channel,

       ●  a $296,000 increase in marketing communication costs for increased spending for the Supercomm trade show in Chicago, Illinois in June 2004,

       ●  increased spending on public relations, and

       ●  increased spending for the re-design of our website and marketing collateral.

Research and development expenses and general and administrative expenses, were essentially flat. We expect total operating expenses to remain relatively flat in the near term compared to the first quarter of fiscal 2005.

The restructure costs in the first quarter of fiscal 2005 included lease write-offs of $470,000, office closure costs of $8,000 and employee separation costs of $896,000. The office closure costs and lease write-offs resulted from a consolidation of our sales and service offices in Vienna and Ashburn, Virginia to one facility in Sterling, Virginia. The employee separation costs resulted from a reorganization of our international sales channel. The restructure costs in the first quarter of fiscal 2004 consisted of $254,000 for a lease write-off and $12,000 for fixed assets write-offs due to the closure of a sales office in Dallas. The closure of a sales office in Dallas was in conjunction with a company wide initiative to reduce expenses across all functions.  At June 25, 2004, the remaining liability for restructuring charges is $923,000.

Non-Operating Items

	Quarter Ended
	June 25, 2004	June 27, 2003	Change
Interest income	$395	$417	(5.3)%
Interest expense	$(499)	$(510)	(2.2)%
Gain on sale of Federal Services Business	$1,500	$1,500	-%
Other income (expense)	$(131)	$87	(250.6)%

The decrease in interest income from the first quarter of fiscal 2004 to the first quarter of fiscal 2005, primarily relating to short term investments, is the result of a declining yield from our investment portfolio.

Interest expense in the first quarters of fiscal 2005 and 2004 was due primarily to the interest on our 7 1/4% convertible subordinated debentures. Also included in interest expense is interest related to our $1.7 million note payable to our landlord for building repairs related to our former headquarters. The note was entered into in January 2002 and bears interest at 10%, payable in monthly installments over 10 years.

In each of the first quarters of fiscal 2005 and 2004, we recorded gains on the sale of our Federal Services Business of $1.5 million. These gains resulted from certain milestones being met as part of the sale of the Federal Services Business to CACI, which are now complete.

Other income (expense) in the first quarter of fiscal 2005 was comprised primarily of a $108,000 loss on foreign exchange. Other income (expense) in the first quarter of fiscal 2004 was comprised primarily of a $61,000 realized gain on investments and a $9,000 gain on foreign exchange.

Income Tax Benefit

Income tax benefit was $521,000 and $15,000 in the quarters ended June 25, 2004 and June 27, 2003, respectively, due primarily to our international entities.  The income tax benefit for the first quarter of fiscal 2005 included a benefit of $526,000 for a reversal of estimated taxes for prior years upon completion of tax inspections in the United Kingdom.

Liquidity and Capital Resources

As of June 25, 2004, we had cash balances of $100.0 million, as compared to $98.6 million as of June 27, 2003.  The balance as of June 25, 2004 includes cash and cash equivalents of $10.6 million, restricted cash of $846,000, short-term investments of $86.2 million, and long term restricted cash included in other assets on our balance sheet of $2.3 million related to performance guarantees on customer contracts and our facilities leases in Fremont, California.

The Company benefited in the first quarter of fiscal 2005 from:

       ●  a $1.5 million payment from CACI as part of the sale of our Federal Services Business; and

       ●  $651,000 in proceeds from the issuance of common stock upon the exercise of employee stock options.

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities in the first quarter of fiscal 2005 was $1.7 million. This compares to net cash provided by operating activities of $2.9 million for the first quarter of fiscal 2004.  Non cash adjustments to reconcile net loss to net cash used in operating activities for the first quarter of fiscal 2005 were due primarily to depreciation and amortization of $2.2 million, offset by a $1.5 million gain on the sale of our Federal Services Business. Non cash adjustments to reconcile net income to net cash provided by operating activities for the first quarter of fiscal 2004 were due primarily to depreciation and amortization of $2.1 million, offset by a $1.5 million gain on the sale of our Federal Services Business. We expect to continue to incur charges for depreciation and amortization, but are not expecting the other items to affect our cash flows going forward as they are non-recurring in nature. The other items that affect our cash flow from operations are changes in our assets and liabilities accounts, including accounts receivable, inventories, prepaid expenses and other assets, accounts payable, and accrued liabilities. Days sales outstanding (DSO) was 66 days for the first quarter of fiscal 2005 and the fourth quarter of fiscal 2004.

Net Cash Used in Investing Activities

Net cash used in investing activities in the first quarter of fiscal 2005 was $554,000.  This compares to net cash used in investing activities of $14.7 million in the first quarter of fiscal 2004.  Purchases of short-term investments exceeded proceeds from maturities of short-term investments by $383,000 and $14.5 million in the first quarters of fiscal 2005 and 2004, respectively. This change resulted from turning short-term investments more quickly in an effort to maximize returns and offset the declines in the yields we have experienced over the past year. Investments in property, plant and equipment were $1.7 million and $1.8 million in the first quarters of fiscal 2005 and 2004, respectively.  In the first quarters of fiscal 2005 and 2004, net cash used in investing activities included $1.5 million and $1.5 million, respectively, in proceeds from the sale of our Federal Services Business.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the first quarters of fiscal 2005 and 2004 was $651,000 and $1.1 million, respectively, due to the issuance of common stock upon the exercise of employee stock options. Future proceeds to us from the issuance of common stock upon exercise of employee stock options will be affected by fluctuations in our stock price.

Summary Disclosures About Contractual Obligations and Commercial Commitments

The following table provides a summary of our contractual obligations and other commercial commitments as of June 25, 2004 (in thousands):

Contractual obligations:	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
Long-term debt	$24,706	$-	$-	$-	$24,706
Note payable	2,398	243	650	650	855
Interest on long-term debt	17,912	896	3,582	3,582	9,852
Operating leases	30,352	3,934	8,772	7,756	9,890
Total contractual obligations	$75,368	5,073	13,004	11,988	45,303

In the normal course of business, we enter into contractual commitments to purchase materials and components from suppliers in exchange for favorable pricing or more beneficial terms.  As of June 25, 2004, there were no such outstanding commitments.

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

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatorily redeemable preferred and common stock, and certain options and warrants. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and was effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued FASB Staff Position (FSP) No. 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS 150, which defers the effective date for various provisions of SFAS 150. The adoption of SFAS 150, as modified by FSP 150-3, did not have a material impact on our consolidated financial statements.

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

       ●  the timing of revenue recognition, which depends on numerous factors, such as contractual acceptance provisions and separability of arrangements involving multiple elements, including some factors that are out of our control, such as assurance as to collectibility;

       ●  the adoption of new accounting standards, such as changes to revenue-recognition principles or the potential requirement to record expenses for employee stock option grants;

       ●  the timing and size of Federal Government budget approvals and spending, and timing of government deployment schedules; and

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

Currently, we derive the majority of our product revenue from our Promina product line, a circuit-based narrowband technology.  The market for our Promina product is expected to decline as networks are expected to increasingly employ packet-based broadband technology.  This technology migration resulted in a significant drop in sales of our Promina products in the commercial markets over the last several years.  If this decline extends into our government markets in a similar fashion before we gain traction on our newer packet-based broadband product lines, our revenue will decrease, and our business and results of operations will suffer. Although we have developed a migration path to broadband technology through the SCREAMlink program, this program may not materially mitigate this decline.

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

On December 1, 2000, we closed the sale of our federal service business to CACI, which now provides maintenance and other services to our Federal Government customers.  We continue to sell net.com products directly to the Federal Government and we rely on CACI to provide the related services. If for any reason our mutual customers are unsatisfied with the services, it could adversely affect sales of our products.

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

The market for telecommunication equipment is highly competitive and dynamic, has been characterized by rapid changes to and the convergence of technologies, and has seen a worldwide migration from existing circuit technology to the new packet-based technologies.  We compete directly, both internationally and domestically, with many different companies, some of which are large, established suppliers of end-to-end solutions, such as Alcatel, Cisco, Juniper, Lucent, Nortel and Siemens. In addition to some of these large suppliers, a number of smaller companies are also targeting the same new markets as us.  Additional competition for SCREAM includes Copper Mountain and Redback, and for our SHOUTIP product line, competition includes Nuera and Vocality.

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

Generally, our customer contracts allow the customers to reschedule delivery dates or cancel orders within certain time frames before shipment without penalty and outside those time frames with a penalty. Because of these and other factors, there are risks of excess or inadequate inventory that could negatively affect our expenses, revenue and earnings. Additionally, DX-rated orders from the Federal Government, which by law receive priority, can interrupt scheduled shipments to our other customers.

We single-source our manufacturing processes; a failure or delay by a contract-manufacturing vendor could affect our ability to ship our products timely.

We currently subcontract some product testing and all product manufacturing to third parties, with generally only a single source for manufacturing of each product line. Final test and assembly is generally performed at our Fremont, California facility, although we intend to have third parties also perform more of those functions. While subcontracting creates substantial cost efficiencies in the manufacturing process, it also exposes us to delays in product shipments should the contract manufacturer be unable to perform. We have agreed to compensate our contract manufacturers in the event of termination or cancellation of orders, discontinuance of product, or excess material created by an engineering change. Also, should a contract manufacturer in some future period decide not to renew our contract with them, it would be difficult for us to quickly transfer our manufacturing requirements to another vendor, likely causing substantial delays in customer product shipments and affecting our revenue and results of operations. If we transition product manufacturing to a new vendor, or transition more manufacturing functions to third parties, the transition itself and the lack of experience and adjustments to working with the new vendor could cause delays in customer product shipments or otherwise negatively affect our results of operations.

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

The demand for our broadband products could be affected by rulings of the Federal Communication Commission (FCC) and federal courts regarding services offered in the United States by telecommunications carriers to their customers. In 2003, the FCC released an order that appeared to provide some relief for carriers from unbundling requirements for broadband and new fiber facilities and equipment used to provide services such as DSL. The FCC had also tentatively concluded that wireline broadband internet access services are not “telecommunication” services but rather “information” services, which would result in less regulation. Each of these matters, however, has been taken to various United States Courts of Appeals and is currently subject to various forms of rehearing, reconsideration or clarification. As a result, the incumbent carriers, who represent the primary target market for our SCREAM product line, face regulatory uncertainties that could further delay their deployment of the equipment that will enable differentiated broadband services, until the end of calendar year 2004 or later. Also, if other rulings or regulations of the FCC diminish the attractiveness of offering such services, then service providers would likely have less need for our products.

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

A portion of our investment portfolio is comprised of income securities.  These securities are subject to interest rate risk and will fall in value if market interest rates increase.  A sensitivity analysis assuming a hypothetical increase or decrease of 10% from levels at June 25, 2004 and June 27, 2003 indicated the fair value of the portfolio would change by an immaterial amount.  At June 25, 2004, the fair value of the short-term investments was $86.2 million compared to $87.1 million at June 27, 2003.

The fair market value of our convertible subordinated debentures is sensitive to changes in interest rates and to the prices of our common stock into which it can be converted as well as our financial stability.  The yield to maturity on the debentures is fixed, therefore the interest expense on the debt does not fluctuate with interest rates. At June 25, 2004, the fair value of the trading debt securities was approximately $22.1 million.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Section 13(a) or Section 15(d), we implemented disclosure controls and procedures pursuant to which management under the supervision and with the participation of the chief executive officer (“CEO”) and chief financial officer (“CFO”) carried out a review and evaluation of the effectiveness of these controls and procedures at the end of the period covered by this report.  Based on this review, our management, including our CEO and CFO, have concluded that our disclosure controls and procedures are effective.  During the quarter ended June 25, 2004, there have been no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1.  Rule 13a-14(a) Certification (CEO)

31.2.  Rule 13a-14(a) Certification (CFO)

32.1.  Section 1350 Certification (CEO)

32.2.  Section 1350 Certification (CFO)

(b) Report on Form 8-K

The Company filed one Current Report on Form 8-K (amended on Form 8-K/A) in the quarter ended June 25, 2004.  The report, dated April 14, 2004 (amended on April 16, 2004), furnished the Company's press release announcing its financial results for the quarter ended March 26, 2004.

Page #

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 3, 2004

NETWORK EQUIPMENT
TECHNOLOGIES, INC.

/s/ Hubert A. J. Whyte
Hubert A.J. Whyte
President and Chief Executive Officer

/s/ John F. McGrath, Jr.

John F. McGrath, Jr.
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Page #