Form 10-Q
period 2004-09-24
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2004-11-02
CIK 752431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

 ☒

Quarterly Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934
For the quarterly period ended September 24, 2004

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

The number of shares outstanding of the registrant's Common Stock, par value $.01, as of October 22, 2004 was 24,484,238.

NETWORK EQUIPMENT TECHNOLOGIES, INC.

INDEX

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets at September 24, 2004 and March 26, 2004	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) – Quarter and six months ended September 24, 2004 and September 26, 2003	4

Condensed Consolidated Statements of Cash Flows – Six months ended September 24, 2004 and September 26, 2003	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	24

Item 4. Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 4. Submission of Matters to a Vote of Security Holders	26

Item 6. Exhibits	26

SIGNATURES	27

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited -- in thousands, except par value)

	September 24, 2004	March 26, 2004
ASSETS
Current assets:
Cash and cash equivalents	$9,096	$12,174
Restricted cash	549	847
Short-term investments	89,861	86,711
Accounts receivable, net of allowance for doubtful accounts and sales returns of $166 at September 24, 2004 and $240 at March 26, 2004	24,214	19,709
Inventories	12,709	13,665
Prepaid expenses and other assets	2,755	2,898
Total current assets	139,184	136,004
Property and equipment, net	29,715	31,423
Other assets	4,390	4,657
Total assets	$173,289	$172,084

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,290	$6,334
Accrued liabilities	15,705	15,681
Total current liabilities	21,995	22,015
Long-term liabilities:
7 1/4% redeemable convertible subordinated debentures	24,706	24,706
Other long-term liabilities	1,518	1,705
Total long-term liabilities	26,224	26,411
Stockholders' equity:
Preferred stock ($0.01 par value; 5,000 shares authorized; none outstanding)	-	-
Common stock ($0.01 par value; 50,000 shares authorized; 24,453 and 24,165 shares outstanding at September 24, 2004 and March 26, 2004, respectively)	244	241
Additional paid-in capital	194,602	193,093
Treasury stock	(3,408)	(3,408)
Accumulated other comprehensive income (loss)	(462)	199
Accumulated deficit	(65,906)	(66,467)
Total stockholders' equity	125,070	123,658
Total liabilities and stockholders' equity	$173,289	$172,084

See accompanying notes to condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited -- in thousands, except per share amounts)

	Quarter Ended		Six Months Ended
	September 24, 2004	September 26, 2003	September 24, 2004	September 26, 2003
Revenue:
Product	$27,461	$27,776	$51,854	$57,073
Service and other	4,135	4,164	8,839	8,968
Total revenue	31,596	31,940	60,693	66,041
Costs of sales:
Cost of product revenue	10,120	11,013	19,190	23,367
Cost of service and other revenue	4,317	3,607	8,330	7,565
Total cost of sales	14,437	14,620	27,520	30,932
Gross margin	17,159	17,320	33,173	35,109
Operating expenses:
Sales and marketing	6,816	7,264	14,551	15,118
Research and development	7,088	6,949	13,941	13,789
General and administrative	2,442	2,442	5,109	5,190
Restructure costs (benefit)	(103)	-	1,271	266
Total operating expenses	16,243	16,655	34,872	34,363
Income (loss) from operations	916	665	(1,699)	746
Interest income	405	327	800	744
Interest expense	(504)	(524)	(1,003)	(1,034)
Gain on sale of Federal Services Business	-	-	1,500	1,500
Other income (expense)	(26)	(68)	(157)	19
Income (loss) before taxes	791	400	(559)	1,975
Income tax benefit	(599)	-	(1,120)	(15)
Net income	$1,390	$400	$561	$1,990

Per share data:
Net income:
Basic	$0.06	$0.02	$0.02	$0.09
Diluted	$0.06	$0.02	$0.02	$0.08
Common and common equivalent shares:
Basic	24,343	23,066	24,286	22,939
Diluted	25,070	24,342	24,650	24,136
Consolidated Statements of Comprehensive Income (Loss):
Net income	$1,390	$400	$561	$1,990
Other comprehensive income, net of tax:
Cumulative translation adjustments	(94)	(181)	(39)	73
Net unrealized gain (loss) on securities	256	(160)	(622)	(145)
Comprehensive income (loss)	$1,552	$59	$(100)	$1,918

See accompanying notes to condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited -- in thousands)

	Six Months Ended
	September 24, 2004	September 26, 2003
Cash and cash equivalents at beginning of period	$12,174	$20,593
Cash flows from operating activities:
Net income	561	1,990
Adjustments required to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,424	4,407
Gain on sale of Federal Services Business	(1,500)	(1,500)
Loss on disposition of property and equipment	41	74
Changes in assets and liabilities:
Accounts receivable	(4,505)	(10,696)
Inventories	956	2,650
Prepaid expenses and other assets	143	(358)
Accounts payable	(44)	3,693
Accrued liabilities	(163)	(1,916)
Net cash used in operating activities	(87)	(1,656)
Cash flows from investing activities:
Purchases of short-term investments	(43,813)	(134,302)
Proceeds from maturities of short-term investments	40,041	122,686
Purchases of property and equipment	(2,479)	(3,297)
Proceeds from sale of Federal Services Business	1,500	1,500
Change in restricted cash	298	1
Other, net	(11)	226
Net cash used in investing activities	(4,464)	(13,186)
Cash flows from financing activities:
Issuance of common stock	1,511	2,997
Net cash provided by financing activities	1,511	2,997
Effect of exchange rate changes on cash	(38)	170
Net decrease in cash and cash equivalents	(3,078)	(11,675)
Cash and cash equivalents at end of period	$9,096	$8,918
Other cash flow information:
Cash paid during the year for:
Interest	$987	$987
Income taxes	$13	$28
Non-cash investing and financing activities:
Unrealized loss on available-for-sale securities	$(622)	$(145)

See accompanying notes to the condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements

Note 1.  Description of the Company

Network Equipment Technologies, Inc., doing business as net.com (net.com or the Company), is a global provider of networking technology platforms that are used for mission-critical communications solutions.  The Company's multiservice wide area networking (WAN) products, comprising the Promina product line, use circuit-switched technology to provide an effective platform for developing reliable and secure networks.  In response to the growth of next-generation networks using packet-switching technologies and the Internet protocol (IP), the Company developed its SCREAM and SHOUTIP platforms for broadband services, IP telephony, and multiservice networks. These platforms allow network service providers to rapidly create and deliver new service offerings that the Company believes can help them to accelerate the return on their network investment, reduce capital and operating expenditures, and achieve greater profits. Network Equipment Technologies, Inc. was founded in 1983 and has been doing business as net.com since 2000.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation:  The condensed consolidated financial statements include the accounts of net.com and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position as of September 24, 2004, the results of operations for the quarter and six months ended September 24, 2004 and September 26, 2003, and the cash flows for the six months ended September 24, 2004 and September 26, 2003.  These financial statements should be read in conjunction with the March 26, 2004 audited consolidated financial statements and notes thereto.  The results of operations for the quarter and six months ended September 24, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending March 25, 2005.

Revenue Recognition:  The Company enters into agreements to sell products and services and other arrangements (multiple element arrangements) that include combinations of products and services. The Company recognizes product revenue generally upon shipment, when all four of the following criteria are met:

1)  the Company has a contract with the customer,
2)  when delivery has occurred and risk of loss passes to the customer,
3)  when the price is fixed or determinable, and
4)  when collection of the receivable is reasonably assured.

For transactions where the Company has not yet obtained customer acceptance, revenue is generally deferred until the terms of acceptance are satisfied. For transactions where product revenue has been deferred, the Company defers the associated cost of goods until the product revenue is recognized. Revenue for installation or other services such as training is recognized upon completion of the service. Maintenance contract revenue is typically recognized ratably over the period of the contract.  For arrangements that involve multiple elements, such as sales of products that include maintenance or installation services, revenue is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element have been met.  The Company uses the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and vendor specific objective evidence of the fair value of all the undelivered elements exists.  Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.  If evidence of fair value of one or more undelivered elements does not exist, revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

Allowance for Sales Returns:  A reserve for sales returns is established based on actual product returns. If the actual future returns differ from historical levels, revenue could be adversely affected.

Stock-Based Compensation:  net.com accounts for its stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation. Expense associated with stock-based compensation is amortized on an accelerated basis under Financial Accounting Standards Board Interpretation (FIN) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, over the vesting period of each individual award. In accordance with SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosures--an amendment to FASB Statement No. 123, the Company is required to disclose the effects on reported net income (loss) and basic and diluted net income (loss) per share as if the fair value based method had been applied to all awards. For the quarters and six months ended September 24, 2004 and September 26, 2003, had compensation cost been determined based on the fair value method pursuant to SFAS 123, the Company’s net income would have been as follows (in thousands, except per share amounts):

	Quarter Ended		Six Months Ended
	September 24, 2004	September 26, 2003	September 24, 2004	September 26, 2003
Net income – as reported	$1,390	$400	$561	$1,990
Less: Stock-based compensation expense determined by the fair value method, net of tax	(967)	(1,119)	(1,720)	(2,268)
Net income (loss) – pro forma	$423	$(719)	$(1,159)	$(278)

Basic income per share – as reported	$0.06	$0.02	$0.02	$0.09
Diluted income per share – as reported	$0.06	$0.02	$0.02	$0.08

Basic income (loss) per share – pro forma	$0.02	$(0.03)	$(0.05)	$(0.01)
Diluted income (loss) per share – pro forma	$0.02	$(0.03)	$(0.05)	$(0.01)

Allowance for Doubtful Accounts:  The allowance for doubtful accounts receivable is based on an assessment of the collectibility of specific customer accounts and the aging of accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than historical experience, the Company may have to increase the allowance for doubtful accounts receivable, and operating expenses could be adversely affected.  Credit losses have historically been within the expectations and allowances for doubtful accounts receivable that were established.

Inventory Provisions:   Inventory purchases and commitments are based upon future demand forecasts. If there is a significant decrease in demand for certain products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, adjustments may be required to write down the inventory to the lower of cost or market, which would adversely affect gross margin.

Deferred Taxes:   The Company has incurred tax losses in the last five fiscal years and, at September 24, 2004, has an estimated $101.3 million of federal net operating loss carryforwards available that expire in the years 2020 through 2025 and $18.9 million of state operating loss carryforwards available, expiring in the years 2007 through 2015.  A full valuation allowance against deferred tax assets has been provided, given the uncertainty as to their realization. In future years, these benefits are available to reduce or eliminate taxes on future taxable income.  Current federal and state tax laws include provisions that could limit the annual use of the net operating loss carryforwards in the event of certain defined changes in stock ownership.  Issuances of common and preferred stock could result in such a change.  Accordingly, the annual use of the net operating loss carryforwards may be limited by these provisions, and this limitation may result in the loss of carryforward benefits to the extent the above-limit portion expires before it can be used.  The Company has not yet determined the extent of the limitation, if any.

Recently Issued Accounting Standards:  In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition.  SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations.   The adoption of SAB 104 did not have a material effect on the Company’s results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatorily redeemable preferred and common stock, and certain options and warrants. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and was effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued FASB Staff Position (FSP) No. 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS 150, which defers the effective date for various provisions of SFAS 150. The adoption of SFAS 150, as modified by FSP 150-3, did not have a material impact on the Company’s consolidated financial statements.

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

Note 3.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs.  Inventories at September 24, 2004 and March 26, 2004 consisted of the following (in thousands):

	September 24, 2004	March 26, 2004
Purchased components	$3,473	$2,814
Work-in-process	5,848	7,324
Finished goods	3,388	3,527
Total	$12,709	$13,665

Note 4.  Income Per Share

The following table sets forth the computation of the numerator and denominator used in the computation of basic and diluted net income per share (in thousands):

	Quarter Ended		Six Months Ended
	September 24, 2004	September 26, 2003	September 24, 2004	September 26, 2003
Numerator:
Net income	$1,390	$400	$561	$1,990
Denominator:
Basic weighted average shares of common stock outstanding	24,343	23,066	24,286	22,939
Dilutive effect of options issued to employees	727	1,276	364	1,197
Diluted weighted average shares of common stock outstanding	25,070	24,342	24,650	24,136

Basic income per share has been computed based upon the weighted average number of common shares outstanding for the periods presented. For diluted income per share, shares used in the per share computation include weighted average common and potentially dilutive shares outstanding.  Potentially dilutive shares consist of shares issuable upon the assumed exercise of dilutive stock options.  These shares totaled 727,000 and 1,276,000 for the quarters ended September 24, 2004 and September 26, 2003, respectively, and 364,000 and 1,197,000 for the six months ended September 24, 2004 and September 26, 2003.  There were 784,000 shares of common stock issuable upon conversion of debentures.  These shares and the related effect of the accrued interest on the debentures were not included in the calculation of diluted income per share for the quarters and six months ended September 24, 2004 and September 26, 2003, as their inclusion would have been anti-dilutive.

Note 5.  Restructure Costs

The restructure costs of $1,271,000 for the six months ended September 24, 2004 included employee separation costs of $935,000 and lease write-offs and office closure costs of $477,000, offset in part by a reversal of $141,000 for certain employee benefits of a previous restructuring, which had expired. The employee separation costs resulted from a reorganization of the Company’s international sales channel. The lease write-offs and office closure costs resulted from a consolidation of the Company’s sales and service offices in Vienna and Ashburn, Virginia to a single facility in Dulles, Virginia.  At September 24, 2004, the remaining liability for restructuring charges is $392,000, as shown in the table below. Components of accrued restructuring charges, which are included in accrued liabilities in the accompanying balance sheets, and changes in accrued amounts related to this restructuring program during the six months ended September 24, 2004 were as follows (in thousands):

	Employee Separation Costs & Other	Lease Write-offs & Office Closure Costs	Total
Balance at March 26, 2004	$ 229	$ 425	$ 654
Provision	935	477	1,412
(Benefit)	(141)	-	(141)
Payments	(914)	(631)	(1,545)
Adjustments		12	12
Balance at September 24, 2004	$ 109	$ 283	$ 392

Accrued liabilities associated with restructuring charges are classified as current, as the Company intends to satisfy such liabilities within the next fiscal year.

Note 6.  Sale of N.E.T. Federal, Inc.'s Professional Services Business

On December 1, 2000, net.com sold the assets of its Federal Services Business to CACI International Inc. (CACI) for cash consideration of $40.0 million.  The assets sold were comprised mainly of federal government service contracts, accounts receivable, spares inventory and fixed assets. During the quarter ended June 25, 2004, net.com received the final payment for the transaction and recorded a gain of $1.5 million related to the sale. The total net gain on the sale is $27.9 million. Under an ongoing agreement with CACI, net.com will continue to receive royalties on maintenance revenue.

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

Components of the warranty accrual, which are included in accrued liabilities in the accompanying balance sheet, during the six months ended September 24, 2004 and September 26, 3003 were as follows (in thousands):

	Six Months Ended
	September 24, 2004	September 26, 2003
Balance at beginning of period	$ 171	$ 204
Charges to cost of goods sold	109	153
Charges to warranty accrual	(99)	(137)
Other adjustments (1)	(54)	(92)
Balance at end of period	$ 127	$ 128

(1)

Adjustment resulted from a change in warranty cost estimates primarily from lower hourly costs of labor to repair products and reduced frequency of warranty claims.

Note 8.  Litigation

In September 2004, the Company was notified that a lawsuit, related to an employment matter from calendar 2001, had been filed by the United States Equal Employment Opportunity Commission against it in the United States District Court for the Eastern District of Virginia, Alexandria Division, but the complaint has not been served on the Company.  The Company believes that the foregoing claim is without merit and intends to defend against it, but is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome.

Note 9.  Subsequent events

In October 2004, the Company completed a restructuring that included a reduction in workforce in research and development and other areas of the Company.  Pre-tax costs for employee separation, estimated at between $2.2 and $2.8 million, will be charged to operating expense in the third quarter of fiscal 2005. The Company intends to satisfy this liability by the end of the third quarter of fiscal 2006.

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

For transactions where we have not yet obtained customer acceptance, revenue is generally deferred until the terms of acceptance are satisfied. For transactions where product revenue has been deferred, we defer the associated cost of goods until the product revenue is recognized. Revenue for installation or other services such as training is recognized upon completion of the service. Maintenance contract revenue is typically recognized ratably over the period of the contract.  For arrangements that involve multiple elements, such as sales of products that include maintenance or installation services, revenue is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element have been met. We use the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and vendor specific objective evidence of the fair value of all the undelivered elements exists.  Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of fair value of one or more undelivered elements does not exist, revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

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

Deferred Taxes:   We have incurred tax losses in the last five fiscal years and, at September 24, 2004, we have an estimated $101.3 million of federal net operating loss carryforwards available expiring in the years 2020 through 2025 and $18.9 million of state operating loss carryforwards available expiring in the years 2007 through 2015.  We have provided a full valuation allowance against our deferred tax assets, given the uncertainty as to their realization. In future years, these benefits are available to reduce or eliminate taxes on future taxable income.  Current federal and state tax laws include provisions that could limit the annual use of our net operating loss carryforwards in the event of certain defined changes in stock ownership.  Our issuances of common and preferred stock could result in such a change.  Accordingly, the annual use of our net operating loss carryforwards may be limited by these provisions, and this limitation may result in the loss of carryforward benefits to the extent the above-limit portion expires before it can be used.  Management has not yet determined the extent of the limitation, if any.

Results of Operations

The following table depicts selected data derived from our consolidated condensed statements of operations expressed as a percentage of revenue for the periods presented:

	Quarter Ended		Six Months Ended
Percent of revenue	September 24, 2004	September 26, 2003	September 24, 2004	September 26, 2003
Product revenue	86.9%	87.0%	85.4%	86.4%
Service and other revenue	13.1	13.0	14.6	13.6
Total revenue	100.0	100.0	100.0	100.0

Product revenue gross margin	63.1	60.4	63.0	59.1
Service and other revenue gross margin	(4.4)	13.4	5.8	15.6
Total gross margin	54.3	54.2	54.7	53.2

Sales and marketing	21.6	22.7	24.0	22.9
Research and development	22.4	21.8	23.0	20.9
General and administrative	7.7	7.6	8.4	7.9
Restructure costs (benefits)	(0.3)	-	2.1	0.4
Total operating expenses	51.4	52.1	57.5	52.0
Income (loss) from operations	2.9	2.1	(2.8)	1.1

Other income (expense), net	(0.1)	(0.2)	2.2	2.3
Interest expense, net	(0.3)	(0.6)	(0.3)	(0.4)
Income (loss) before taxes	2.5	1.3	(0.9)	3.0
Income tax benefit	(1.9)	-	(1.8)	-
Net income	4.4%	1.3%	0.9%	3.0%

Overview and Highlights

● Profits in the second quarter of fiscal 2005 were driven by strong government sales. In the second quarter of fiscal 2005, we had net income of $1.4 million, compared to a net loss of $829,000 in the first quarter of fiscal 2005, and net income of $400,000 in the second quarter of fiscal 2004. Total revenue grew to $31.6 million in the second quarter of fiscal 2005 from $29.1 million in the first quarter of fiscal 2005, primarily due to an increase in product revenue from the government sales channel. Total revenue in the second quarter of fiscal 2004 was $31.9 million.

● New product revenue has grown, but Promina continues to account for the substantial majority of our revenue. Revenue from our new products, including SCREAM, SHOUTIP and netMS, was $5.0 million in the second quarter of fiscal 2005 or 18.3% of product revenue, and $2.8 million or 11.5% of product revenue for the first quarter of fiscal 2005. New product revenue for the second quarter of fiscal 2004 was $4.4 million or 15.7% of product revenue. In the second quarter of fiscal 2005, the SCREAMlink program, which enables migration of existing Promina networks to broadband technology, continued to gain traction with sales of over $1.5 million in equipment to customers in the government sales channel. To date, we have been successful in extending the lifecycle of Promina by continually expanding its functionality, but we are focused on growing revenue through increased sales of our new products.

● Our new products have been deployed in a variety of applications. Our new products have been primarily targeted at telecommunications carriers, which remains a challenging market sector for sales of new equipment. Until we see evidence that the challenges of this market are decreasing, we are reducing our emphasis on research and development efforts for this market. However, we have had early success in sales of our new products in other markets. In addition to the SCREAMlink program, our new products have been used for applications such as migration of existing private-branch exchange (PBX) networks to voice over internet protocol (VoIP) technology, and secure communications also using VoIP.

● We continually endeavor to contain operating expenses. Operating expenses decreased 12.8% in the second quarter of fiscal 2005, compared to the first quarter of fiscal 2005.  Operating expenses decreased 2.5% in the second quarter of fiscal 2005 from the prior year comparative quarter.

● Our cash position remains strong. Total cash, cash equivalents, restricted cash and short term investments at September 24, 2004 was $101.8 million, including $2.3 million in long term restricted cash related to performance guarantees on customer contracts and our facilities leases in Fremont, California. This compares to $94.4 million and $102.0 million at September 26, 2003 and March 26, 2004, respectively.

Revenue

	Quarter Ended			Six Months Ended
	September 24, 2004	September 26, 2003	Change	September 24, 2004	September 26, 2003	Change
Product revenue	$27,461	$27,776	(1.1)%	$51,854	$57,073	(9.1)%
Service and other revenue	4,135	4,164	(0.7)	8,839	8,968	(1.4)
Total revenue	$31,596	$31,940	(1.1)%	$60,693	$66,041	(8.1)%

The decreases in total revenue in the second quarter and first six months of fiscal 2005 from the prior year comparative periods are due primarily to decreases in product revenue.

The decrease in product revenue in the second quarter of fiscal 2005 compared to the prior year comparative quarter is due to decreased sales in international commercial markets and in the North American sales channel, offset in part by increases in product revenue from the government sales channel.  International sales decreased $1.4 million from $2.7 million in the second quarter of fiscal 2004 to $1.3 million in the second quarter of fiscal 2005 and sales in the North American sales channel decreased $528,000 from $709,000 in the second quarter of fiscal 2004 to $181,000 in the second quarter of fiscal 2005, reflecting the general decline in the market for circuit-switched products. Government sales, including sales to the Federal Government, Federal Government agencies and foreign government ministries of defense, increased $1.7 million from $24.2 million in the second quarter of fiscal 2004 to $25.9 million in the second quarter of fiscal 2005.  We attribute this increase to government defense initiatives and migration to our new products.

The decrease in product revenue in the first six months of fiscal 2005 compared to the prior year comparative period is due primarily to decreased sales in international commercial markets.  International sales decreased $4.9 million from $8.3 million in the first six months of fiscal 2004 to $3.4 million in the first six months of fiscal 2005, reflecting the general decline in the market for circuit-switched products.

While we believe our government business is fundamentally solid, the timing of revenue from government contracts continues to be uncertain. Product revenue is generated primarily from our circuit switched product line, Promina, which accounts for the majority of our product sales worldwide. We have developed new products, SCREAM and SHOUTIP, for the broadband equipment and IP telephony markets.  Product revenue from new products, including SCREAM, SHOUTIP and netMS, was $5.0 million, or 18.3% of product revenue, in the second quarter of fiscal 2005, compared to $4.4 million, or 15.7% of product revenue, in the second quarter of fiscal 2004. Product revenue from new products was $7.8 million, or 15.1% of product revenue, in the first six months of fiscal 2005, compared to $4.8 million or 8.4% of product revenue in the prior year comparative period. We expect the level of revenue from these new products, which are in the early stage of customer adoption with prolonged sales cycles, to fluctuate in the near term until we establish a broad customer base. Additionally, the recognition of revenue from some recent large deals will depend on customer deployment schedules and the timing of contractual acceptance provisions being met, which could cause significant fluctuations in our revenue in the near term.

Service and other revenue in the second quarter of fiscal 2005 was relatively flat compared to the prior year comparative period and decreased slightly in the first six months of fiscal 2005 compared to the prior year comparative period. While service and other revenue has been relatively flat overall, there has been a reduction in service revenue from non-federal customers, due largely to a decline in the installed base of equipment held by them which has been offset by an increase in service revenue from federal customers, as a number of them have contracted directly with us for service normally provided by a third party.

Gross Margin

	Quarter Ended		Six Months Ended
	September 24, 2004	September 26, 2003	September 24, 2004	September 26, 2003
Product revenue gross margin	63.1%	60.4%	63.0%	59.1%
Service and other revenue gross margin	(4.4)	13.4	5.8	15.6
Total gross margin	54.3%	54.2%	54.7%	53.2%

Total gross margin remained relatively flat in the second quarter of fiscal 2005 compared to the prior year comparative quarter, and increased slightly in the first six months of fiscal 2005 compared to the prior year comparative period due to an increase in product revenue gross margin.

The increases in product revenue gross margin in the second quarter and first six months of fiscal 2005 compared to the prior year comparative periods are due primarily to supply chain initiatives begun in the first quarter of fiscal 2004, which have yielded reductions in materials costs, as well as achieving greater operating efficiencies.

The decrease in service and other revenue gross margin in the second quarter and first six months of fiscal 2005 compared to the prior year comparative periods is due to increased costs for spares inventory depreciation expense and increased third-party costs. The increase in third-party costs is a result of establishing direct service contracts with some of our federal customers. In connection with these service contracts, we incur direct costs from CACI, our partner for the Federal Services Business.

We expect gross margins to be relatively flat in the near term, provided the mix of products and services is consistent with those seen in the first half of fiscal 2005. Our newer product lines, SCREAM and SHOUTIP, currently have lower gross margins than our Promina product line, as a result of customary discounting for early customers and higher per-unit costs associated with low purchase volumes of components. As we grow new product revenue, gross margins may be adversely affected by these and other factors.

Operating Expenses

	Quarter Ended			Six Months Ended
	September 24, 2004	September 26, 2003	Change	September 24, 2004	September 26, 2003	Change
Sales and marketing	$6,816	$7,264	(6.2)%	$14,551	$15,118	(3.8)%
Research and development	7,088	6,949	2.0	13,941	13,789	1.1
General and administrative	2,442	2,442	-	5,109	5,190	(1.6)
Restructure costs (benefits)	(103)	-	100.0	1,271	266	377.8
Total operating expenses	$16,243	$16,655	(2.5)%	$34,872	$34,363	1.5%

Operating expenses in the second quarter of fiscal 2005 decreased 2.5% or $412,000 compared to the prior year comparative quarter. The decrease was primarily due to a decrease in sales and marketing expense of $448,000 and restructure benefits of $103,000, offset in part by an increase of $139,000 in research and development spending.

The decrease in sales and marketing expense is due primarily to a decrease in compensation and related costs from reduced headcount. The restructure benefits resulted from the reversal of certain employee benefits of a previous restructuring, which had expired. The increase in research and development related spending is due primarily to increases in compensation and related costs, facility costs, and costs related to corporate quality initiatives.

Operating expenses in the first six months of fiscal 2005 increased 1.5% or $509,000 compared to the prior year comparative period.  The increase was primarily due to restructure costs, which were $1.0 million higher than in the prior year comparative period, offset by a decrease of $567,000 in sales and marketing expenses.  The restructure costs in the first six months of fiscal 2005 included employee separation costs of $935,000 and lease write-offs and office closure costs of $477,000, offset in part by a reversal of $141,000 for certain employee benefits of a previous restructuring, which had expired. The employee separation costs resulted from a reorganization of our international sales channel. The lease write-offs and office closure costs resulted from a consolidation of our sales and service offices in Vienna and Ashburn, Virginia to a single facility in Dulles, Virginia.  The restructure costs in the first six months of fiscal 2004 consisted of $254,000 for a lease write-off and $12,000 for fixed assets write-offs due to the closure of a sales office in Dallas. The closure of a sales office in Dallas was in conjunction with a company wide initiative to reduce expenses across all functions. The decrease in sales and marketing expense in the first six months of fiscal 2005 compared to the prior year comparative period is due primarily to a $945,000 decrease in compensation and related costs from reduced headcount, offset by a $331,000 increase in marketing communications for increased spending for the Supercomm trade show in Chicago, Illinois in June 2004, increased spending on public relations, and increased spending for the re-design of our website and marketing collateral.

In October 2004, we completed a restructuring that included a reduction in workforce in research and development and other areas of our business.  Pre-tax costs for employee separation, estimated at between $2.2 and $2.8 million, will be charged to operating expense in the third quarter of fiscal 2005. We intend to satisfy this liability by the end of the third quarter of fiscal 2006.

Non-Operating Items

	Quarter Ended			Six Months Ended
	September 24, 2004	September 26, 2003	Change	September 24, 2004	September 26, 2003	Change
Interest income	$405	$327	23.9%	$800	$744	7.5%
Interest expense	(504)	(524)	(3.8)	(1,003)	(1,034)	(3.0)
Gain on sale of Federal Services Business	-	-	-	1,500	1,500	-
Other income (expense)	(26)	(68)	61.7	(157)	19	(926.3)

The increase in interest income in the second quarter and first six months of fiscal 2005 from the prior year comparative periods, primarily relating to short term investments, is the result of an increase in total cash. Total cash increased to $101.8 million as of September 24, 2004 from $94.4 million as of September 26, 2003.  The balance as of September 24, 2004 includes long term restricted cash, included in other assets on our balance sheet, of $2.3 million related to performance guarantees on customer contracts and our facilities leases in Fremont, California.

Interest expense in the second quarters of fiscal 2005 and 2004 and for the first six months of fiscal 2005 and 2004 consisted primarily of the interest on our 7 1/4% convertible subordinated debentures. Also included in interest expense is interest related to our $1.7 million note payable to our landlord for building repairs related to our former headquarters. The note was entered into in January 2002 and bears interest at 10%, payable in monthly installments over 10 years.

In each of the first quarters of fiscal 2005 and 2004, we recorded gains on the sale of our Federal Services Business of $1.5 million. These gains resulted from certain milestones being met as part of the sale of the Federal Services Business to CACI, which are now complete.

Included in other expense in the second quarter of fiscal 2005 was a $13,000 loss on foreign exchange. Other expense in the second quarter of fiscal 2004 was comprised primarily of a $52,000 loss on foreign exchange. Other expense in the first six months of fiscal 2005 contained a $121,000 loss on foreign exchange. Other income in the first six months of fiscal 2004 was comprised primarily of a $57,000 realized gain on investments offset by a $42,000 loss on foreign exchange.

Income Tax Benefit

Income tax benefit was $599,000 and $0 for the second quarters of fiscal 2005 and 2004, respectively, and $1.1 million and $15,000 for the first six months of fiscal 2005 and 2004, respectively. The income tax benefits for the second quarter and first six months of fiscal 2005 were mainly due to our international entities. Completion of tax inspections in the United Kingdom resulted in our reversing estimated taxes for prior years, of which $609,000 and $526,000 were reversed in the second and first quarters of fiscal 2005, respectively.

Liquidity and Capital Resources

As of September 24, 2004, we had cash balances of $101.8 million, as compared to $94.4 million as of September 26, 2003. The balance as of September 24, 2004 includes long term restricted cash, included in other assets on our balance sheet, of $2.3 million related to performance guarantees on customer contracts and our facilities leases in Fremont, California.

We benefited in the first six months of fiscal 2005 from:

●  a $1.5 million payment from CACI as part of the sale of our Federal Services Business;

●  $1.5 million in proceeds from the issuance of common stock upon the exercise of employee stock options; and

●  a $512,000 refund of previously paid duties and value added taxes from international tax authorities.

Net Cash Used in Operating Activities

Net cash used in operating activities for the first six months of fiscal 2005 was $87,000, compared to $1.7 million for the prior year comparable period.  Non cash adjustments to reconcile net income to net cash used in operating activities for the first six months of fiscal 2005 were due primarily to depreciation and amortization of $4.4 million, offset by a $1.5 million gain on the sale of our Federal Services Business. Non cash adjustments to reconcile net income to net cash used in operating activities for the first six months of fiscal 2004 were due primarily to depreciation and amortization of $4.4 million, offset by a $1.5 million gain on the sale of our Federal Services Business. We expect to continue to incur charges for depreciation and amortization, but do not expect any future gains from CACI. The other items that affect our cash flow from operations are changes in our assets and liabilities accounts, including accounts receivable, inventories, prepaid expenses and other assets, accounts payable, and accrued liabilities. Days sales outstanding (DSO) was 70 days and 72 days for the second quarters of fiscal 2005 and 2004, respectively.

Net Cash Used in Investing Activities

Net cash used in investing activities in the first six months of fiscal 2005 was $4.5 million.  This compares to net cash used in investing activities of $13.2 million for the prior year comparable period.  Purchases of short-term investments exceeded proceeds from maturities of short-term investments by $3.8 million and $11.6 million in the first six months of fiscal 2005 and 2004, respectively. This change resulted from turning short-term investments more quickly in an effort to maximize returns and offset the declines in the yields we have experienced over the past year. Investments in property, plant and equipment were $2.5 million and $3.3 million in the first six months of fiscal 2005 and 2004, respectively.  In the first six months of fiscal 2005 and 2004, net cash used in investing activities included $1.5 million and $1.5 million, respectively, in proceeds from the sale of our Federal Services Business.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the first six months of fiscal 2005 and 2004 was $1.5 million and $3.0 million, respectively, due to the issuance of common stock upon the exercise of employee stock options. Future proceeds to us from the issuance of common stock upon exercise of employee stock options will be affected by fluctuations in our stock price.

Summary Disclosures About Contractual Obligations and Commercial Commitments

The following table provides a summary of our contractual obligations and other commercial commitments as of September 24, 2004 (in thousands):

Contractual obligations:	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
Long-term debt	$24,706	$-	$-	$-	$24,706
Note payable	2,317	162	650	650	855
Interest on long-term debt	17,912	896	3,582	3,582	9,852
Operating leases	29,012	2,583	8,783	7,756	9,890
Total contractual obligations	$73,947	$3,641	$13,015	$11,988	$45,303

In the normal course of business, we enter into contractual commitments to purchase materials and components from suppliers in exchange for favorable pricing or more beneficial terms.  As of September 24, 2004, there were no such outstanding commitments.

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

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatorily redeemable preferred and common stock, and certain options and warrants. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and was effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued FASB Staff Position (FSP) No. 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS 150, which defers the effective date for various provisions of SFAS 150. The adoption of SFAS 150, as modified by FSP 150-3, did not have a material impact on our consolidated financial statements.

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

In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51, which relates to the identification of, and financial reporting for, variable-interest entities. FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to February 1, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. In September 2003, the FASB issued FIN 46(R). The FASB deferred the effective date for variable-interest entities that are non-special purpose entities created before February 1, 2003, to the first interim or annual reporting period that ends after March 15, 2004. The adoption of FIN 46(R) did not have a material impact on our financial position or results of operations.

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

For each of the past six fiscal years, we have incurred net losses. Although we have reduced operating expenses over the past few years, we will need revenue to grow in order to achieve on-going profitability. Our circuit-switched product line, Promina, currently provides the majority of our revenue, but revenue from that product line may decline within the next few years.  Our newer broadband and IP-telephony product lines, SCREAM and SHOUTIP, have not yet achieved market acceptance or broad commercial sales, and we are incurring substantial product development and marketing expenses for those product lines.  Accordingly, we will not likely be profitable on an ongoing basis unless our newer product lines achieve commercial success that outpaces the anticipated decline of our Promina product line.  In addition, we must contain our operating expenses, many of which are fixed in the short term making it difficult to reduce expenses rapidly in response to shortfalls in revenue.

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

Currently, we derive the majority of our product revenue from our Promina product line, a circuit-based narrowband technology.  The market for our Promina product is expected to decline as networks are expected to increasingly employ packet-based broadband technology.  This technology migration resulted in a significant drop in sales of our Promina products in the commercial markets over the last several years.  If this decline extends into our government markets in a similar fashion before we gain traction on our newer packet-based broadband product lines, our revenue will decrease, and our business and results of operations will suffer. Although we have developed a migration path to broadband technology through the SCREAMlink program, this strategy may not materially mitigate this decline.

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

Through an agreement resulting from the sale of our federal service business to CACI, CACI provides maintenance and other services to our Federal Government customers.  If for any reason our mutual customers are unsatisfied with the services, it could adversely affect sales of our products.

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

Our operating results will depend on the successful design, development, testing, introduction, marketing, and broad commercial distribution of our newer packet-based products, the SCREAM and SHOUTIP product lines, as well as successful evolution of our Promina product line incorporating packet-based technology.  The success of these and other new products is dependent on several factors, including proper product definition, competitive pricing, timely completion and introduction to the market, differentiation from competitors’ products, and broad market acceptance.  The markets for our products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and evolving methods of building and operating networks. For sales to incumbent carriers, such as BellSouth, SBC Communications, Sprint, Verizon, British Telecom and France Telecom, we face stringent product requirements and a reluctance to purchase products from vendors lacking substantial revenue and assets.  We may not successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products. Products and technologies developed by others may render our products or technologies obsolete or non-competitive, which in turn could adversely affect our ability to achieve profitability.

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

The market for telecommunication equipment is highly competitive and dynamic, has been characterized by rapid changes to and the convergence of technologies, and has seen a worldwide migration from existing circuit technology to the new packet-based technologies.  We compete directly, both internationally and domestically, with many different companies, some of which are large, established suppliers of end-to-end solutions, such as Alcatel, Cisco, Juniper, Lucent, Nortel and Siemens. In addition to some of these large suppliers, a number of smaller companies are also targeting the same new markets as us.  Additional competition for SCREAM includes Redback, and for our SHOUTIP product line, competition includes Quintum and Audiocodes.

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

We currently subcontract all product manufacturing and some product testing to third parties. We are in the process of consolidating our outsourced manufacturing to a single vendor, as well as outsourcing to that vendor the assembly and final test functions, which, historically, we have performed in-house at our Fremont, California facility. Any difficulties with the transition could cause delays in customer product shipments or otherwise negatively affect our results of operations. While subcontracting creates substantial cost efficiencies in the manufacturing process, it also exposes us to delays in product shipments should the contract manufacturer be unable to perform. We have agreed to compensate our contract manufacturers in the event of termination or cancellation of orders, discontinuance of product, or excess material created by an engineering change. Also, should a contract manufacturer in some future period decide not to renew our contract with them, it would be difficult for us to quickly transfer our manufacturing requirements to another vendor, likely causing substantial delays in customer product shipments and affecting our revenue and results of operations. If we transition product manufacturing to a new vendor, or transition more manufacturing functions to third parties, the transition itself and the lack of experience and adjustments to working with the new vendor could cause delays in customer product shipments or otherwise negatively affect our results of operations.

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

If we are unable to timely satisfy new regulatory requirements relating to internal controls, our stock price could suffer.

Section 404 of the Sarbanes Oxley Act of 2002 requires companies to do a comprehensive evaluation of their internal controls over financial reporting. Beginning with our fiscal year ending March 25, 2005, we must include in our annual report our assessment of the effectiveness of our internal controls over financial reporting, along with an attestation from our external auditors regarding our assessment. We have been working on an evaluation of our internal controls pursuant to an internal plan of action that calls for completion before the end of our fiscal year. However, it is difficult for us to predict how long it will actually take to complete the evaluation, including the final assessment of the significance of any control deficiencies that may be found. If we fail to complete the evaluation on time, or if our external auditors cannot attest to our assessment, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls, which could have an adverse effect on our stock price.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the first quarter of fiscal 2003 we began using foreign exchange contracts to hedge significant accounts receivable and intercompany account balances denominated in foreign currencies.  Market value gains and losses on these hedged contracts are substantially offset by fluctuations in the underlying balances being hedged.  At September 24, 2004, our primary net foreign currency exposures were in Japanese yen, British pounds, and Euros.  The net financial impact of foreign exchange gains and losses are recorded in other income. Our policy is to not use hedges or other derivative financial instruments for speculative purposes.

We believe our hedging strategy will not have a significant effect on our business, operating results or financial condition. A 10% adverse change in the foreign currency rates affecting the contracts as of their September 24, 2004 levels would decrease the fair value of the contracts by approximately $400,000 and if this occurred, the fair value of the underlying exposures hedged by the contracts should increase or decrease by a similar amount. However, we could have gains or losses in the future if our actual balances differ from the amounts hedged under foreign exchange contracts. The amount of such gains or losses would depend in part on the timing and amount of foreign currency exchange rate movements.

A portion of our investment portfolio is comprised of income securities.  These securities are subject to interest rate risk and will fall in value if market interest rates increase.  A sensitivity analysis assuming a hypothetical increase or decrease of 10% from levels at September 24, 2004 and September 26, 2003 indicated the fair value of the portfolio would change by an immaterial amount.  At September 24, 2004, the fair value of the short-term investments was $89.9 million compared to $84.1 million at September 26, 2003.

The fair market value of our convertible subordinated debentures is sensitive to changes in interest rates and to the prices of our common stock into which it can be converted as well as our financial stability.  The yield to maturity on the debentures is fixed, therefore the interest expense on the debt does not fluctuate with interest rates. At September 24, 2004, the fair value of the trading debt securities was approximately $22.2 million.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Section 13(a) or Section 15(d), we implemented disclosure controls and procedures pursuant to which management under the supervision and with the participation of the chief executive officer (“CEO”) and chief financial officer (“CFO”) carried out a review and evaluation of the effectiveness of these controls and procedures at the end of the period covered by this report.  Based on this review, our management, including our CEO and CFO, have concluded that our disclosure controls and procedures are effective.  During the quarter ended September 24, 2004, there have been no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As required by Section 404 of the Sarbanes Oxley Act of 2002, management is continuing to test and evaluate its internal control structure over financial reporting to determine whether our controls are designed and operating effectively.  To date, the testing and evaluation has uncovered no significant deficiencies or material weaknesses; however, we have uncovered that some internal controls activities lack sufficient evidence that they are being adhered to.  We are currently in the process of adding test evidence procedures to validate those activities.  We have disclosed these matters to our audit committee and to our independent auditors and do not believe they represent a design or operational weakness.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In September 2004, the Company was notified that a lawsuit, related to an employment matter from calendar 2001, had been filed by the United States Equal Employment Opportunity Commission against it in the United States District Court for the Eastern District of Virginia, Alexandria Division, but the complaint has not been served on the Company. The Company believes that the foregoing claim is without merit and intends to defend against it, but is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 10, 2004, the Company held its Annual Meeting of Stockholders at the Company’s headquarters in Fremont, California.  Approximately 95% of the 24,276,988 outstanding shares entitled to vote were properly represented by proxy at the meeting.

The stockholders voted as follows to elect the following persons as Class II Directors for a three-year term:

	For	Withheld
Dixon R. Doll	22,852,287	329,995
Peter Sommerer	22,856,143	326,139

The stockholders also voted to ratify the appointment of Deloitte & Touche LLP as independent public accountants of the Company for the fiscal year ending March 25, 2005, as follows:

23,078,805 votes for, 68,717 votes against, and 34,760 votes abstained.

ITEM 6.  EXHIBITS

(a) Exhibits

31.1.  Rule 13a-14(a) Certification (CEO)

31.2.  Rule 13a-14(a) Certification (CFO)

32.1.  Section 1350 Certification (CEO)

32.2.  Section 1350 Certification (CFO)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 2, 2004

NETWORK EQUIPMENT
TECHNOLOGIES, INC.

/s/ Hubert A. J. Whyte
Hubert A.J. Whyte
President and Chief Executive Officer

/s/ John F. McGrath, Jr.

John F. McGrath, Jr.
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)