Form 10-Q
period 2004-12-24
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2005-02-02
CIK 752431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

 ☒

Quarterly Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934
For the quarterly period ended December 24, 2004

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

The number of shares outstanding of the registrant's Common Stock, par value $.01, as of January 21, 2005 was 24,960,842.

NETWORK EQUIPMENT TECHNOLOGIES, INC.

INDEX

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets at December 24, 2004 and March 26, 2004	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) – Quarter and Nine Months ended December 24, 2004 and December 26, 2003	4

Condensed Consolidated Statements of Cash Flows – Nine Months ended December 24, 2004 and December 26, 2003	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	26

Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION

Item 5. Other Information	27

Item 6. Exhibits	28

SIGNATURES	28

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited -- in thousands, except par value)

	December 24, 2004	March 26, 2004
ASSETS
Current assets:
Cash and cash equivalents	$10,388	$12,174
Restricted cash	25	847
Short-term investments	93,542	86,711
Accounts receivable, net of allowance for doubtful accounts and sales returns of $227 at December 24, 2004, 2004 and $240 at March 26, 2004	22,964	19,709
Inventories	12,796	13,665
Prepaid expenses and other assets	2,574	2,898
Total current assets	142,289	136,004
Property and equipment, net	28,074	31,423
Other assets	2,750	4,657
Total assets	$173,113	$172,084

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,702	$6,334
Accrued liabilities	17,209	15,681
Total current liabilities	22,911	22,015
Long-term liabilities:
7 1/4% redeemable convertible subordinated debentures	24,706	24,706
Other long-term liabilities	1,473	1,705
Total long-term liabilities	26,179	26,411
Stockholders' equity:
Preferred stock ($0.01 par value; 5,000 shares authorized; none outstanding)	–	–
Common stock ($0.01 par value; 50,000 shares authorized; 24,819 and 24,165 shares outstanding at December 24, 2004 and March 26, 2004, respectively)	248	241
Additional paid-in capital	196,435	193,093
Treasury stock	(3,408)	(3,408)
Accumulated other comprehensive income (loss)	(463)	199
Accumulated deficit	(68,789)	(66,467)
Total stockholders' equity	124,023	123,658
Total liabilities and stockholders' equity	$173,113	$172,084

See accompanying notes to condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited -- in thousands, except per share amounts)

	Quarter Ended		Nine Months Ended
	December 24, 2004	December 26, 2003	December 24, 2004	December 26, 2003
Revenue:
Product	$25,363	$28,438	$77,217	$85,511
Service and other	4,314	5,433	13,153	14,401
Total revenue	29,677	33,871	90,370	99,912
Costs of sales:
Cost of product revenue	10,381	11,033	29,571	34,400
Cost of service and other revenue	4,081	4,394	12,411	11,959
Total cost of sales	14,462	15,427	41,982	46,359
Gross margin	15,215	18,444	48,388	53,553
Operating expenses:
Sales and marketing	6,629	8,202	21,180	23,320
Research and development	6,134	6,939	20,075	20,728
General and administrative	2,514	2,349	7,623	7,539
Restructure costs	2,846	–	4,117	266
Total operating expenses	18,123	17,490	52,995	51,853
Income (loss) from operations	(2,908)	954	(4,607)	1,700
Interest income	490	383	1,290	1,127
Interest expense	(497)	(500)	(1,500)	(1,534)
Gain on sale of Federal Services Business	–	–	1,500	1,500
Other income (expense)	37	69	(120)	88
Income (loss) before taxes	(2,878)	906	(3,437)	2,881
Income tax provision (benefit)	5	(3)	(1,115)	(18)
Net income (loss)	$(2,883)	$909	$(2,322)	$2,899

Per share data:
Net income (loss):
Basic	$(0.12)	$0.04	$(0.10)	$0.13
Diluted	$(0.12)	$0.04	$(0.10)	$0.12
Common and common equivalent shares:
Basic	24,597	23,395	24,332	23,091
Diluted	24,597	24,884	24,332	24,385
Consolidated Statements of Comprehensive Income (loss):
Net income (loss)	$(2,883)	$909	$(2,322)	$2,899
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	273	267	234	340
Net unrealized loss on securities	(274)	(95)	(896)	(240)
Comprehensive income (loss)	$(2,884)	$1,081	$(2,984)	$2,999

See accompanying notes to condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited -- in thousands)

	Nine Months Ended
	December 24, 2004	December 26, 2003
Cash and cash equivalents at beginning of period	$12,174	$20,593
Cash flows from operating activities:
Net income (loss)	(2,322)	2,899
Adjustments required to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,507	6,571
Gain on sale of Federal Services Business	(1,500)	(1,500)
Stock compensation	283	–
Loss on disposition of property and equipment	336	95
Changes in assets and liabilities:
Accounts receivable	(3,255)	(11,129)
Inventories	869	2,183
Prepaid expenses and other assets	324	618
Accounts payable	(632)	1,103
Accrued liabilities	1,296	(825)
Net cash provided by operating activities	1,906	15
Cash flows from investing activities:
Purchases of short-term investments	(61,992)	(181,011)
Proceeds from maturities of short-term investments	54,267	170,294
Purchases of property and equipment	(3,819)	(4,247)
Proceeds from sale of Federal Services Business	1,500	1,500
Change in restricted cash	2,391	(1,453)
Other, net	661	360
Net cash used in investing activities	(6,992)	(14,557)
Cash flows from financing activities:
Issuance of common stock	3,065	4,362
Net cash provided by financing activities	3,065	4,362
Effect of exchange rate changes on cash	235	463
Net decrease in cash and cash equivalents	(1,786)	(9,717)
Cash and cash equivalents at end of period	$10,388	$10,876
Other cash flow information:
Cash paid during the year for:
Interest	$1,923	$1,927
Income taxes	$15	$28
Non-cash investing and financing activities:
Unrealized loss on available-for-sale securities	$(896)	$(240)

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

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation:  The condensed consolidated financial statements include the accounts of net.com and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position as of December 24, 2004, the results of operations for the quarter and nine months ended December 24, 2004 and December 26, 2003, and the cash flows for the nine months ended December 24, 2004 and December 26, 2003. These financial statements should be read in conjunction with the March 26, 2004 audited consolidated financial statements and notes thereto. The results of operations for the quarter and nine months ended December 24, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending March 25, 2005.

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

Stock-Based Compensation:  net.com accounts for its stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Accordingly, no compensation expense has been recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation. Expense associated with stock-based compensation is amortized on an accelerated basis under Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, over the vesting period of each individual award.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R). Companies will be required to measure the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award rather than apply intrinsic value measurement provisions of APB 25. Costs determined under SFAS 123R will be recognized over the period during which an employee provides services in exchange for the award, known as the “requisite service period”, which is usually the vesting period. The Company has not yet fully quantified the effects of the adoption of SFAS 123R, but it is expected that the new standard will result in significant stock-based compensation expense.

In accordance with SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosures--an amendment to FASB Statement No. 123, the Company is currently required only to disclose the effects as if the grant-date fair value method had been applied to all current awards. The pro forma effects on net income (loss) and basic and diluted net income (loss) per share, as if the Company had applied the grant-date fair value method and expense recognition provisions of SFAS 123 appear in the following table. Although such pro forma effects of applying SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in significant respects. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards, the assumed forfeiture rate, the method of recognizing the fair value of awards over the requisite service period, and the transition method chosen for adopting SFAS 123R. SFAS 123R is effective for the first interim or annual reporting period beginning after June 15, 2005 and will be adopted by the Company no later than the second quarter of fiscal 2006.

(in thousands, except per share amounts):

	Quarter Ended		Nine Months Ended
	December 24, 2004	December 26, 2003	December 24, 2004	December 26, 2003
Net income (loss) – as reported	$(2,883)	$909	$(2,322)	$2,899
Less: Stock-based compensation expense determined by the fair value method, net of tax	(652)	(971)	(2,350)	(3,128)
Net loss – pro forma	$(3,535)	$(62)	$(4,672)	$(229)

Basic income (loss) per share – as reported	$(0.12)	$0.04	$(0.10)	$0.13
Diluted income (loss) per share – as reported	$(0.12)	$0.04	$(0.10)	$0.12

Basic and diluted loss per share – pro forma	$(0.14)	$(0.00)	$(0.19)	$(0.01)

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

Inventory Provisions:   Inventory purchases and commitments are based upon future demand forecasts. If there is a significant decrease in demand for certain products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, adjustments may be required to write down the inventory to the lower of cost or market.

Deferred Taxes:   The Company has incurred tax losses in the last five fiscal years and, at December 24, 2004, has an estimated $101.3 million of federal net operating loss carryforwards available expiring in the years 2020 through 2025 and $18.7 million of state operating loss carryforwards available expiring in the years 2007 through 2015. A full valuation allowance against federal deferred tax assets has been provided, given the uncertainty as to their realization. In future years, these benefits are available to reduce or eliminate taxes on future taxable income. Current federal and state tax laws include provisions that could limit the annual use of the net operating loss carryforwards in the event of certain defined changes in stock ownership.  Issuances of common and preferred stock could result in such a change.  Accordingly, the annual use of the net operating loss carryforwards may be limited by these provisions, and this limitation may result in the loss of carryforward benefits to the extent the above-limit portion expires before it can be used.  The Company has not yet determined the extent of the limitation, if any.

Recently Issued Accounting Standards:  In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4 (SFAS 151). The amendments made by SFAS 151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The provisions of SFAS 151 will be applied prospectively. The Company does not expect the adoption of SFAS 151 to have a material effect on its consolidated financial statements.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatorily redeemable preferred and common stock, and certain options and warrants. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and was effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued FASB Staff Position (FSP) No. 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS 150, which defers the effective date for various provisions of SFAS 150. The adoption of SFAS 150, as modified by FSP 150-3, did not have a material effect on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS 149, and the adoption did not have a material effect on its consolidated financial statements.

In January 2003, the FASB issued Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51, which relates to the identification of, and financial reporting for, variable-interest entities. FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to February 1, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. In December 2003, the FASB issued FIN 46(R). The FASB deferred the effective date for variable-interest entities that are non-special purpose entities created before February 1, 2003, to the first interim or annual reporting period that ends after March 15, 2004. The adoption of FINs 46 and 46(R) did not have a material effect on the Company’s financial position or results of operations.

Note 3.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs.  Inventories at December 24, 2004 and March 26, 2004 consisted of the following (in thousands):

	December 24, 2004	March 26, 2004
Purchased components	$3,901	$2,814
Work-in-process	5,376	7,324
Finished goods	3,519	3,527
Total	$12,796	$13,665

Note 4.  Income (Loss) Per Share

The following table sets forth the computation of the numerator and denominator used in the computation of basic and diluted net income (loss) per share (in thousands):

	Quarter Ended		Nine Months Ended
	December 24, 2004	December 26, 2003	December 24, 2004	December 26, 2003
Numerator:
Net income (loss)	$ (2,883)	$ 909	$ (2,322)	$ 2,899
Denominator:
Basic weighted average shares of common stock outstanding	24,597	23,395	24,332	23,091
Dilutive effect of options issued to employees	–	1,489	–	1,294
Diluted weighted average shares of common stock outstanding	24,597	24,884	24,332	24,385

Basic income (loss) per share has been computed based upon the weighted average number of common shares outstanding for the periods presented. For diluted income per share, shares used in the per share computation include weighted average common and potentially dilutive shares outstanding.  Potentially dilutive shares consist of shares issuable upon the assumed exercise of dilutive stock options.  These shares totaled 1,489,000 and 1,294,000 for the quarter and nine months ended December 26, 2003, respectively. Because the Company reported a net loss for the quarter and nine months ended December 24, 2004, the calculation of diluted net loss per share excluded common stock equivalents as they were anti-dilutive and would have reduced the net loss per share. There were 784,000 shares of common stock issuable upon conversion of debentures.  These shares and the related effect of the accrued interest on the debentures were not included in the calculation of diluted income (loss) per share for the quarters and nine months ended December 24, 2004 and December 26, 2003, as their inclusion would have been anti-dilutive.

Note 5.  Restructure Costs

The restructure costs in the first nine months of fiscal 2005 included employee separation costs of $3.6 million and lease write-offs and office closure costs of $694,000, offset in part by a benefit of $160,000 recognized as a result of the expiration of certain employee benefits of a previous restructuring. The employee separation costs resulted from two separate reorganizations of the Company’s international sales organization in the first and third quarters of fiscal 2005, the second of which also involved research and development and other areas of the Company. The lease write-offs and office closure costs resulted from a consolidation of the sales and service offices in Vienna and Ashburn, Virginia to a single facility in Dulles, Virginia and closure of the research and design facility in Ottawa, Canada. The restructure costs in the first nine months of fiscal 2004 consisted of $254,000 for a lease write-off and $12,000 for fixed asset write-offs due to the closure of a sales office in Dallas. The closure of the Dallas sales office was in conjunction with a company wide initiative to reduce expenses across all functions.

At December 24, 2004, the remaining liability for restructuring charges is $1.1 million, as shown in the table below. Components of accrued restructuring charges, which are included in accrued liabilities in the accompanying balance sheets, and changes in accrued amounts related to this restructuring program during the nine months ended December 24, 2004 were as follows (in thousands):

	Employee Separation Costs & Other	Lease Write-offs & Office Closure Costs	Total
Balance at March 26, 2004	$ 229	$ 425	$ 654
Provision	3,583	694	4,277
(Benefit)	(160)	–	(160)
Payments	(2,579)	(815)	(3,394)
Adjustments (1)	(246)	(9)	(255)
Balance at December 24, 2004	$ 827	$ 295	$ 1,122

(1)

Adjustment consists of $269,000 of compensation expense for stock options for an ex-officer classified as Stockholders’ equity and minor reclassifications of opening balances between Employee separation costs & other and Lease write-offs & office closure costs.

The Company intends to satisfy employee separation liabilities within the next fiscal year while the liability for lease write-offs will be satisfied over the remaining terms of the leases which range from three to five years.

Note 6.  Sale of N.E.T. Federal, Inc.'s Professional Services Business

On December 1, 2000, net.com sold the assets of its Federal Services Business to CACI International Inc. (CACI) for cash consideration of $40.0 million.  The assets sold were comprised mainly of federal government service contracts, accounts receivable, spares inventory and fixed assets. During the quarter ended June 25, 2004, net.com received the final payment for the transaction and recorded a gain of $1.5 million related to the sale. The total net gain on the sale was $27.9 million. Under an ongoing agreement with CACI, net.com will continue to receive royalties on maintenance revenue.

Note 7.  Warranty Accruals

net.com generally warrants hardware product and software for twelve months.  The software warranty entitles the customer to bug fixes but not software upgrades during the warranty period.  The methodology is to accrue warranty expense based on historical expense trends calculated as a percentage of new product sales.  Actual expenses are charged against the accrual in the period they are incurred.   On a quarterly basis, the warranty accrual is analyzed for adequacy based on actual trends and subsequent adjustments are made to the liability balance.

Components of the warranty accrual, which are included in accrued liabilities in the accompanying balance sheet, during the nine months ended December 24, 2004 and December 26, 2003 were as follows (in thousands):

	Nine Months Ended
	December 24, 2004	December 26, 2003
Balance at beginning of period	$ 171	$ 204
Charges to cost of goods sold	144	196
Charges to warranty accrual	(165)	(197)
Other adjustments (1)	(56)	(77)
Balance at end of period	$ 94	$ 126

(1)

Adjustment resulted from a change in warranty cost estimates primarily from lower hourly costs of labor to repair products and reduced frequency of warranty claims.

Note 8.  Financing Arrangements

On November 29, 2004, the Company entered into a Business Loan Agreement and Security Agreement (Receivables) with Bank of America. The agreement provides for a $7.0 million line of credit. The line is available both for cash advances and for standby letters of credit and bears interest at the bank’s prime rate for cash advances and at prime minus 1% for letters of credit (4.25% at December 24, 2004).  The line matures in the third quarter of fiscal 2006 and is secured by the Company’s accounts receivable. The agreement requires immediate repayment of all amounts outstanding if the Company’s cash balance, defined as the sum of unrestricted cash and short and long term investments, declines more than $10.0 million quarterly or $30.0 million during the preceding twelve months. As of December 24, 2004, $2.1 million in letters of credit were outstanding.

Note 9.  Litigation

In September 2004, the Company was notified that a lawsuit, related to an employment matter from calendar 2001, had been filed by the United States Equal Employment Opportunity Commission against it in the United States District Court for the Eastern District of Virginia, Alexandria Division. The Company believes that the foregoing claim is without merit and intends to defend against it, but is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome.

In January 2005, the Company was notified by a French Conseil de Prud’hommes that two former employees of the Company’s French subsidiary have alleged wrongful termination against the subsidiary in connection with a reduction in force in October 2004. The Company believes that the claims are without merit and intends to defend against them.

Note 10.  Subsequent Events

In the fourth quarter of fiscal 2005, the Company repaid in full the note payable to its landlord in the principal amount of $1.6 million. The note was entered into in January 2002 for building repairs related to its former Fremont, California campus. The note bore interest at 10% and was payable in monthly installments over 10 years.

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

Inventory Provisions:   Inventory purchases and commitments are based upon future demand forecasts. If there is a significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to make adjustments to write down our inventory to the lower of cost or market.

Warranty Accruals:   We generally provide a warranty for hardware product and software for twelve months. The software warranty entitles the customer to bug fixes but not software upgrades during the warranty period. We accrue warranty expense based on historical expense trends calculated as a percentage of new product sales.  Actual expenses are charged against the accrual in the period they are incurred. On a quarterly basis, the warranty accrual is analyzed for adequacy based on actual trends and subsequent adjustments are made to the liability balance.  If actual return rates or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of sales may be required.  Historically, warranty obligations have been determined within reasonable estimates.

Stock-Based Compensation:  We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Accordingly, we do not record an expense for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation. Expense associated with stock-based compensation is amortized on an accelerated basis under FASB Interpretation (FIN) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, over the vesting period of each individual award. In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R). We will be required to measure the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award rather than apply intrinsic value measurement provisions of APB 25. We will recognize costs determined under SFAS 123R over the period during which an employee provides services in exchange for the award, known as the “requisite service period”, which is usually the vesting period. We have not yet fully quantified the effects of the adoption of SFAS 123R, but expect that the new standard will result in significant stock-based compensation expense.

The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model we choose to value stock-based awards, the rate of forfeiture we assume, the method by which we recognize the fair value of awards over the requisite service period, and the transition method we choose for adopting SFAS 123R. SFAS 123R is effective for the first interim or annual reporting period beginning after June 15, 2005 and will be adopted by us no later than the second quarter of fiscal 2006.

Deferred Taxes:   We have incurred tax losses in the last five fiscal years and, at December 24, 2004, we have an estimated $101.3 million of federal net operating loss carryforwards available expiring in the years 2020 through 2025 and $18.7 million of state operating loss carryforwards available expiring in the years 2007 through 2015.  We have provided a full valuation allowance against our deferred tax assets, given the uncertainty as to their realization. In future years, these benefits are available to reduce or eliminate taxes on future taxable income.  Current federal and state tax laws include provisions that could limit the annual use of our net operating loss carryforwards in the event of certain defined changes in stock ownership.  Our issuances of common and preferred stock could result in such a change.  Accordingly, the annual use of our net operating loss carryforwards may be limited by these provisions, and this limitation may result in the loss of carryforward benefits to the extent the above-limit portion expires before it can be used.  We have not yet determined the extent of the limitation, if any.

Results of Operations

The following table depicts selected data derived from our condensed consolidated statements of operations expressed as a percentage of revenue for the periods presented:

	Quarter Ended		Nine Months Ended
Percent of revenue	December 24, 2004	December 26, 2003	December 24, 2004	December 26, 2003
Product revenue	85.5%	84.0%	85.4%	85.6%
Service and other revenue	14.5	16.0	14.6	14.4
Total revenue	100.0	100.0	100.0	100.0

Product revenue gross margin	59.1	61.2	61.7	59.8
Service and other revenue gross margin	5.4	19.1	5.6	17.0
Total gross margin	51.3	54.5	53.5	53.6

Sales and marketing	22.3	24.2	23.4	23.4
Research and development	20.7	20.5	22.2	20.7
General and administrative	8.5	6.9	8.4	7.5
Restructure costs	9.6	–	4.6	0.3
Total operating expenses	61.1	51.6	58.6	51.9
Income (loss) from operations	(9.8)	2.8	(5.1)	1.7

Other income, net	0.1	0.2	1.5	1.6
Interest expense, net	–	(0.3)	(0.2)	(0.4)
Income (loss) before taxes	(9.7)	2.7	(3.8)	2.9
Income tax provision (benefit)	–	–	(1.2)	–
Net income (loss)	(9.7)%	2.7%	(2.6)%	2.9%

Overview and Highlights

•

We incurred substantial expenses to restructure our organization. Because our target markets remain unpredictable, particularly in the telecommunications carrier sector and international regions, we have reduced costs and expenses throughout the organization to allow us to achieve profitability on lower revenues. Excluding restructure costs, operating expenses decreased 6.5% from the second to the third quarter of fiscal 2005 and decreased 12.7% in the third quarter of fiscal 2005 from the prior year comparative quarter.

•

New product revenue has grown, but Promina continues to account for the substantial majority of our revenue. Revenue from our new products, including SCREAM, SHOUTIP and netMS, was $4.5 million in the third quarter of fiscal 2005 or 17.6% of product revenue compared to $1.9 million or 6.5% of product revenue for the third quarter of fiscal 2004. New product revenue for the second quarter of fiscal 2005 was $5.0 million or 18.3% of product revenue. In the first nine months of fiscal 2005, the SCREAMlink program, which enables migration of existing Promina networks to broadband technology, continued to gain traction with sales of over $2.9 million in equipment to customers in the government sales channel. To date, we have been successful in extending the lifecycle of Promina by continually expanding its functionality, but we are focused on growing revenue through increased sales of our new products.

•

Our new products have been deployed in a variety of applications. Our new products have been primarily targeted at telecommunications carriers, which remain a challenging market sector for sales of new equipment. Until we see evidence that the challenges of this market are decreasing, we are reducing our emphasis on research and development efforts for this market. However, we have had early success in sales of our new products in other markets. In addition to the SCREAMlink program, our new products have been used for applications such as migration of existing private-branch exchange (PBX) networks to voice over internet protocol (VoIP) technology, and secure communications also using VoIP, including the purchase of SHOUTIP by Defense Information Systems Agency (DISA) for secure VoIP applications in support of senior government officials and new sales of SHOUTIP to independent operating companies (IOCs). We also signed a partnership agreement with a third party to develop the WHISPER product, based on SHOUTIP, expanding the presence of secure voice over IP applications with SHOUTIP into mobile, remote deployments.

•

Our cash position remains strong. Total cash, cash equivalents, restricted cash and short term investments at December 24, 2004 was $104.7 million, including $697,000 in long term restricted cash related to a performance guarantee on a customer contract and our facilities lease in Fremont, California. This compares to $96.8 million and $102.0 million at December 26, 2003 and March 26, 2004, respectively.

Revenue

	Quarter Ended			Nine Months Ended
	December 24, 2004	December 26, 2003	Change	December 24, 2004	December 26, 2003	Change
Product revenue	$25,363	$28,438	(10.8)%	$77,217	$85,511	(9.7)%
Service and other revenue	4,314	5,433	(20.6)	13,153	14,401	(8.7)
Total revenue	$29,677	$33,871	(12.4)%	$90,370	$99,912	(9.6)%

The decreases in total revenue in the third quarter and first nine months of fiscal 2005 from the prior year comparative periods are due primarily to decreases in product revenue.

The decrease in product revenue in the third quarter of fiscal 2005 compared to the prior year comparative quarter is due to decreased sales in international commercial markets and a decrease in product revenue from the government sales channel.  International sales decreased $1.9 million from $3.9 million in the third quarter of fiscal 2004 to $2.0 million in the third quarter of fiscal 2005 and sales in the government sales channel decreased $1.5 million from $24.6 million in the third quarter of fiscal 2004 to $23.1 million in the third quarter of fiscal 2005.  The decrease in government revenue in the third quarter of fiscal 2005 is approximately equal to the deferral of revenue for product that was shipped in the final days of the third quarter but that, as a result of bad weather, had its delivery delayed to the fourth quarter.

The decrease in product revenue in the first nine months of fiscal 2005 compared to the prior year comparative period is due primarily to decreased sales in international commercial markets.  International sales decreased $8.2 million from $14.5 million in the first nine months of fiscal 2004 to $6.3 million in the first nine months of fiscal 2005, reflecting the general decline in the market for circuit-switched products.

While we believe our government business is fundamentally solid, the timing of revenue from government contracts continues to be difficult to predict, and resulting revenues vary from quarter to quarter. Product revenue is generated primarily from our circuit switched product line, Promina, which accounts for the majority of our product sales worldwide. We have developed new products, SCREAM and SHOUTIP, for the broadband equipment and IP telephony markets.  Product revenue from new products, including SCREAM, SHOUTIP and netMS, was $4.5 million, or 17.6% of product revenue, in the third quarter of fiscal 2005, compared to $1.9 million, or 6.5% of product revenue, in the third quarter of fiscal 2004. Product revenue from new products was $12.3 million, or 15.9% of product revenue, in the first nine months of fiscal 2005, compared to $7.0 million or 8.2% of product revenue in the prior year comparative period. We expect the level of revenue from these new products, which are in the early stage of customer adoption with prolonged sales cycles, to fluctuate in the near term until we establish a broad customer base. Additionally, the recognition of revenue from some recent large deals will depend on customer deployment schedules and the timing of contractual acceptance provisions being met, which could cause significant fluctuations in our revenue in the near term.

Service and other revenue decreased in the third quarter and first nine months of fiscal 2005 compared to the prior year comparative periods. The reduction in service and other revenue is primarily from non-federal customers, due largely to a decline in the installed base of equipment held by them which has been offset by an increase in service revenue from government customers, as a number of these customers have contracted directly with us for service normally provided by a third party.

Gross Margin

	Quarter Ended		Nine Months Ended
	December 24, 2004	December 26, 2003	December 24, 2004	December 26, 2003
Product revenue gross margin	59.1%	61.2%	61.7%	59.8%
Service and other revenue gross margin	5.4	19.1	5.6	17.0
Total gross margin	51.3%	54.5%	53.5%	53.6%

Total gross margin decreased in the third quarter of fiscal 2005 compared to the prior year comparative period and was relatively flat for the first nine months of fiscal 2005 compared to the prior year comparative period.  The decline in total gross margin in the third quarter of fiscal 2005 resulted from lower product revenue gross margins and, to a lesser extent, lower service and other revenue gross margins.

The decrease in product revenue gross margin in the third quarter of fiscal 2005 compared to the prior year comparative period is due to lower product revenue and a higher mix of new product revenue as a percentage of total product revenue.  The lower product revenue requires relatively fixed production overhead costs to be spread over less product revenue. Our newer product lines, SCREAM and SHOUTIP, currently have lower gross margins than our Promina product line, as a result of customary discounting for early customers and higher per-unit costs associated with low purchase volumes of components.

The increase in product revenue gross margin in the first nine months of fiscal 2005 compared to the prior year comparative period is due to supply chain initiatives begun in the first quarter of fiscal 2004, which have yielded reductions in material costs.  The reductions in material costs have been partially offset by lower product revenues and the mix of products sold, with new products accounting for a higher percentage of total product revenue.

The decrease in service and other revenue gross margin in the third quarter and first nine months of fiscal 2005 compared to the prior year comparative periods is due to lower revenue and increased third-party costs. The increase in third-party costs is a result of establishing direct service contracts with some of our federal customers. In providing service to these customers, we also must incur costs from the third party contractor.

We expect gross margins to be relatively flat in the near term, provided the mix of products and services is consistent with those seen in the first nine months of fiscal 2005. As we grow new product revenue, we expect gross margins on the new products to increase, though not necessarily to a level that would cause an increase in overall product gross margin.

Operating Expenses

	Quarter Ended			Nine Months Ended
	December 24, 2004	December 26, 2003	Change	December 24, 2004	December 26, 2003	Change
Sales and marketing	$6,629	$8,202	(19.2)%	$21,180	$23,320	(9.2)%
Research and development	6,134	6,939	(11.6)	20,075	20,728	(3.2)
General and administrative	2,514	2,349	7.0	7,623	7,539	1.1
Restructure costs	2,846	–	100.0	4,117	266	1447.6
Total operating expenses	$18,123	$17,490	3.6%	$52,995	$51,853	2.2%

Operating expenses in the third quarter of fiscal 2005 increased 3.6% or $633,000 compared to the prior year comparative quarter. The increase was due to restructure costs of $2.8 million and an increase of $165,000 in general and administrative spending, offset by decreases in sales and marketing expenses of $1.6 million and research and development costs of $805,000. The decreases in sales and marketing and research and development expenses are primarily from reduced compensation and related costs from lower headcount that resulted from the restructure activity.  The increase in general and administrative costs is primarily related to an increase of $121,000 for costs to implement the requirements of the Sarbanes-Oxley Act.

Operating expenses in the first nine months of fiscal 2005 increased 2.2% or $1.1 million compared to the prior year comparative period.  The increase was primarily due to restructure costs, which were $3.9 million higher than in the prior year comparative period and an increase of $84,000 in general and administrative spending, offset by decreases in sales and marketing of $2.1 million and research and development of $653,000.

The restructure costs in the third quarter of fiscal 2005 resulted primarily from a reduction in workforce. The restructure costs included employee separation costs of $2.6 million, and lease write-offs and office closure costs of $217,000.  The employee separation costs resulted from reorganization and reduced headcount in our international sales force, the closure of our research and design facility in Ottawa Canada, and employee separation costs for operations personnel.

The restructure costs in the first nine months of fiscal 2005 included employee separation costs of $3.6 million and lease write-offs and office closure costs of $694,000, offset in part by a benefit of $160,000 recognized as a result of the expiration of certain employee benefits of a previous restructuring. The employee separation costs resulted from two separate reorganizations of our international sales organization in the first and third quarters of fiscal 2005, the second of which also involved research and development and other areas. The lease write-offs and office closure costs resulted from a consolidation of our sales and service offices in Vienna and Ashburn, Virginia to a single facility in Dulles, Virginia and closure of our research and design facility in Ottawa, Canada. The restructure costs in the first nine months of fiscal 2004 consisted of $254,000 for a lease write-off and $12,000 for fixed assets write-offs due to the closure of a sales office in Dallas. The closure of the Dallas sales office was in conjunction with a company-wide initiative to reduce expenses across all functions.

Non-Operating Items

	Quarter Ended			Nine Months Ended
	December 24, 2004	December 26, 2003	Change	December 24, 2004	December 26, 2003	Change
Interest income	$490	$383	27.9%	$1,290	$1,127	14.5%
Interest expense	(497)	(500)	(0.6)	(1,500)	(1,534)	(2.2)
Gain on sale of Federal Services Business	–	–	–	1,500	1,500	–
Other income (expense)	37	69	(46.4)	(120)	88	(236.4)

The increase in interest income in the third quarter and first nine months of fiscal 2005 from the prior year comparative periods primarily relates to short term investments, and is the result of an increase in total cash and an improvement in returns as a result of higher yields. Total cash increased to $104.7 million as of December 24, 2004 from $96.8 million as of December 26, 2003.  The cash balance as of December 24, 2004 includes long term restricted cash, included in other assets on our balance sheet, of $697,000 related to performance guarantees on a customer contract and our facilities lease in Fremont, California.

Interest expense in the third quarters of fiscal 2005 and 2004 and for the first nine months of fiscal 2005 and 2004 consisted primarily of the interest on our 7 1/4% convertible subordinated debentures. Also included in interest expense is interest related to a note payable to our landlord for building repairs related to our former headquarters. The note was entered into in January 2002 and was payable in monthly installments over 10 years. In the fourth quarter of fiscal 2005, we repaid the note in full in the amount of $1.6 million.

In each of the first quarters of fiscal 2005 and 2004, we recorded gains on the sale of our Federal Services Business of $1.5 million. These gains resulted from certain milestones being met as part of the sale of the Federal Services Business to CACI, which are now complete.

Included in other income in the third quarter of fiscal 2005 was a $40,000 gain on foreign exchange. Other income in the third quarter of fiscal 2004 was comprised of $55,000 from realized gains on investments and foreign exchange and $14,000 in other income. Other expense in the first nine months of fiscal 2005 contained an $81,000 loss on foreign exchange and $17,000 of realized loss on investments. Other income in the first nine months of fiscal 2004 was comprised primarily of $89,000 from realized gains on investments.

Income Tax Provision (Benefit)

Income tax expense was $5,000 for the third quarter of fiscal 2005 versus a benefit of $3,000 for the third quarter of fiscal 2004. Income tax benefit was $1.1 million and $18,000 for the first nine months of fiscal 2005 and 2004, respectively. The income tax benefit through the third quarter of fiscal 2005 was mainly due to our international entities. The benefit included $526,000 and $609,000 in the first and second quarters of fiscal 2005, respectively, for a reversal of estimated taxes for prior years upon completion of tax inspections in the United Kingdom.

Liquidity and Capital Resources

As of December 24, 2004, we had cash balances of $104.7 million, as compared to $96.8 million as of December 26, 2003. These balances include long term restricted cash of $697,000 and $1.5 million at December 24, 2004 and December 26, 2003, respectively, related to performance guarantees on customer contracts and our facilities lease in Fremont, California and are included in other assets on our balance sheet.

We benefited in the first nine months of fiscal 2005 from:

•

a $1.5 million payment from CACI as part of the sale of our Federal Services Business;

•

$3.1 million in proceeds from the issuance of common stock upon the exercise of employee stock options; and

•

a $512,000 refund of previously paid duties and value added taxes from international tax authorities.

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the first nine months of fiscal 2005 was $1.9 million, compared to $15,000 for the prior year comparable period.  Non-cash adjustments to reconcile net loss to net cash provided by operating activities for the first nine months of fiscal 2005 were due primarily to depreciation and amortization of $6.5 million, loss on dispositions of property and equipment of $336.000, and stock compensation expense of $283,000, offset by a $1.5 million gain on the sale of our Federal Services Business. Non-cash adjustments to reconcile net income to net cash provided by operating activities for the first nine months of fiscal 2004 were due primarily to depreciation and amortization of $6.6 million, offset by a $1.5 million gain on the sale of our Federal Services Business. We expect to continue to incur charges for depreciation and amortization, but do not expect any future gains from CACI. The other items that affect our cash flow from operations are changes in our assets and liabilities accounts, including accounts receivable, inventories, prepaid expenses and other assets, accounts payable, and accrued liabilities. Days sales outstanding (DSO) was 70 days and 69 days for the third quarters of fiscal 2005 and 2004, respectively.

Net Cash Used in Investing Activities

Net cash used in investing activities in the first nine months of fiscal 2005 was $7.0 million.  This compares to net cash used in investing activities of $14.6 million for the prior year comparable period.  Purchases of short-term investments exceeded proceeds from maturities of short-term investments by $7.7 million and $10.7 million in the first nine months of fiscal 2005 and 2004, respectively. This change resulted from turning short-term investments more quickly in an effort to maximize returns and offset the declines in the yields we have experienced over the past year. Investments in property, plant and equipment were $3.8 million and $4.2 million in the first nine months of fiscal 2005 and 2004, respectively.  In the each of first nine months of fiscal 2005 and 2004, net cash used in investing activities included $1.5 million in proceeds from the sale of our Federal Services Business.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the first nine months of fiscal 2005 and 2004 was $3.1 million and $4.4 million, respectively, due to the issuance of common stock upon the exercise of employee stock options. Future proceeds to us from the issuance of common stock upon exercise of employee stock options will be affected by fluctuations in our stock price.

Summary Disclosures About Contractual Obligations and Commercial Commitments

The following table provides a summary of our contractual obligations and other commercial commitments as of December 24, 2004 (in thousands):

Contractual obligations:	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
Long-term debt	$24,706	$–	$–	$–	$24,706
Note payable (1)	2,236	81	651	651	853
Interest on long-term debt	17,016	-	3,582	3,582	9,852
Operating leases	28,936	1,225	8,685	8,067	10,959
Total contractual obligations	$72,894	$1,306	$12,918	$12,300	$46,370

(1)

In the fourth quarter of fiscal 2005, we repaid the note payable in full in the amount of $1.6 million.

In the normal course of business, we enter into contractual commitments to purchase materials and components from suppliers in exchange for favorable pricing or more beneficial terms.  As of December 24, 2004, there were no such outstanding commitments.

We believe that our existing current cash and cash equivalents, short-term investments and cash flows from operations will be sufficient to fund operations, purchases of capital equipment, and research and development programs currently planned, at least through the next 12 months.

Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4 (SFAS 151). The amendments made by SFAS 151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The provisions of SFAS 151 will be applied prospectively. We do not expect the adoption of SFAS 151 to have a material effect on our consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R). We will be required to measure the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award rather than apply intrinsic value measurement provisions of APB 25. We will recognize costs determined under SFAS 123R over the period during which an employee provides services in exchange for the award, known as the “requisite service period”, which is usually the vesting period. We have not yet fully quantified the effects of the adoption of SFAS 123R, but expect that the new standard will result in significant stock-based compensation expense.

The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model we choose to value stock-based awards, the rate of forfeiture we assume, the method by which we recognize the fair value of awards over the requisite service period, and the transition method we choose for adopting SFAS 123R. SFAS 123R is effective for the first interim or annual reporting period beginning after June 15, 2005 and will be adopted by us no later than the second quarter of fiscal 2006.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatorily redeemable preferred and common stock, and certain options and warrants. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and was effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued FASB Staff Position (FSP) No. 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS 150, which defers the effective date for various provisions of SFAS 150. The adoption of SFAS 150, as modified by FSP 150-3, did not have a material effect on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We adopted SFAS 149, and the adoption did not have a material effect on our consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51, which relates to the identification of, and financial reporting for, variable-interest entities. FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to February 1, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. In September 2003, the FASB issued FIN 46(R). The FASB deferred the effective date for variable-interest entities that are non-special purpose entities created before February 1, 2003, to the first interim or annual reporting period that ends after March 15, 2004. The adoption of FINs 46 and 46(R) did not have a material effect on our financial position or results of operations.

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

For each of the past six fiscal years, we have incurred net losses. Although we have reduced operating expenses over the past several years, we will need revenue to grow in order to achieve profitability. Our circuit-switched product line, Promina, currently provides the majority of our revenue, but revenue from that product line may decline within the next few years.  Our newer broadband and IP-telephony product lines, SCREAM and SHOUTIP, have not yet achieved market acceptance or broad commercial sales, and we are incurring substantial product development and marketing expenses for those product lines.  Accordingly, we will not likely be profitable unless our newer product lines achieve commercial success that outpaces the anticipated decline of our Promina product line.  In addition, we must contain our operating expenses, many of which are fixed in the short term making it difficult to reduce expenses rapidly in response to shortfalls in revenue.

Our operating results may continue to fluctuate.

Our operating results vary significantly from quarter to quarter.  These fluctuations may result from a number of factors, including:

•

the volume and timing of orders from and shipments to our customers;

•

the timing of the introduction of, and market acceptance for, new products and services;

•

variations in the mix of products and services we sell;

•

the timing and level of certain expenses, such as marketing activities, prototype costs, or write-offs of obsolete inventory;

•

the timing of revenue recognition, which depends on numerous factors, such as contractual acceptance provisions and separability of arrangements involving multiple elements, including some factors that are out of our control, such as assurance as to collectibility;

•

the adoption of new accounting standards, such as changes to revenue-recognition principles or the requirement to record expenses for employee stock option grants;

•

the timing and size of Federal Government budget approvals and spending, and timing of government deployment schedules; and

•

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

•

variations between our operating results and either the guidance we have furnished to the public or the published expectations of securities analysts;

•

changes in financial estimates or investment recommendations by securities analysts following our business;

•

announcements by us or our competitors of significant contracts, new products or services, acquisitions, or other significant transactions;

•

sale of our common stock or other securities in the future;

•

the inclusion or exclusion of our stock in various indices or investment categories, especially as compared to the investment profiles of our stockholders at a given time;

•

changes in the stock prices of other telecommunications equipment companies, to the extent that some investors tend to buy or sell our stock based on segment trends; and

•

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

A significant portion of our total revenue from product sales comes from contracts with governmental agencies, most of which do not include long-term purchase commitments.  Historically, the government has been slower to adopt new technology, such as packet-based technology, which has had the effect of extending the product life of our Promina product. While the government has purchased and is evaluating our new products for broader deployment, this new business may not be sufficient to offset expected declines in sales of our Promina product. Furthermore, if the government accelerated adoption of new technology, and replaced the Promina product line in their networks with products other than ours, our product revenue would decline sharply.  We anticipate that our past experience will result in future contracts with the Federal Government; however, we face significant competition in this endeavor.  If we fail in renewing a significant number of Federal Government contracts or if sales to the Federal Government decline sharply, our revenue may not increase to profitable levels.

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

Our operating results will depend on the successful design, development, testing, introduction, marketing, and broad commercial distribution of our newer packet-based products, the SCREAM and SHOUTIP product lines, as well as successful evolution of our Promina product line incorporating packet-based technology.  The success of these and other new products is dependent on several factors, including proper product definition, competitive pricing, timely completion and introduction to the market, differentiation from competitors’ products, and broad market acceptance.  The markets for our products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and evolving methods of building and operating networks. For sales to telecommunications carriers, we face stringent product requirements and a reluctance to purchase products from vendors lacking substantial revenue and assets.  We may not successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products. Products and technologies developed by others may render our products or technologies obsolete or non-competitive, which in turn could adversely affect our ability to achieve profitability.

The success of our SCREAM product line depends largely on it being chosen by service providers as a platform for the delivery of new services.

We have spent substantial research and development and marketing resources to position ourselves, and our SCREAM family of products, as the next generation of telecommunications equipment that will enable carriers to optimize the delivery of differentiated services.  The future success of the SCREAM product line will depend in large measure on service providers choosing to invest in products, such as SCREAM, that can be used to deliver new services such as quality-of-service guarantees, class-of-service subscriptions, or bandwidth-on-demand, to increase their revenue and lower their operating expenses. If service providers do not meaningfully invest in such new technologies, or do not choose the SCREAM product line for such investment, our revenues from SCREAM will be negatively affected, which will in turn have a negative effect on our business and operating results.

We need partnerships to accelerate the acceptance of our new products.

Building relationships with partners, such as software application partners, system integrators, or engineering firms, OEMs or resellers can accelerate the sales of new products.  The importance of the software application partners is that they provide functions, such as billing, mediation, provisioning and configuration that are needed to create a total solution for our customers.  We need product OEM or resale partners to supplement and enhance our sales force both in the United States and overseas.  Many of our target customers, including telecommunication service providers, rely on systems integrators to incorporate new equipment or services into their networks, and the independent operating companies (IOCs) often work with engineering firms and make purchasing decisions as consortia. While we have begun the process of identifying and signing software application, system integrator and OEM or resale partners, more partners are necessary in these areas for us to be successful.  We may need to pursue strategic partnerships with vendors who have broader technology or product offerings in order to compete with the end-to-end solution providers, as well as to bolster our co-marketing efforts.  Failure to sign up these new strategic partners could affect our ability to grow overall revenue.

Gross margins could decline over future periods.

Gross margins may be adversely affected in the future due to increases in material and labor costs, increases in subcontractor charges, changes in the mix of products and services we sell, increased sales through resellers, increased warranty costs, or pressure on pricing and margins due to competition. Our newer product lines, SCREAM and SHOUTIP currently have lower gross margins than our Promina product line, as a result of customary discounting for early customers and higher per-unit costs associated with low purchase volumes of components.  A decline in our gross margins could have a material adverse effect on our business, results of operations and financial condition.

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

The market for telecommunication equipment is highly competitive and dynamic, has been characterized by rapid technological changes and shifting customer requirements, and has seen a worldwide migration from existing circuit technology to the new packet-based technologies.  We compete directly, both internationally and domestically, with many different companies, some of which are large, established suppliers of end-to-end solutions, such as Alcatel, Cisco, Juniper, Lucent, Nortel and Siemens. In addition to some of these large suppliers, a number of smaller companies are also targeting the same new markets as us.  Additional competition for SCREAM includes Redback, and for our SHOUTIP product line, competition includes Quintum and Audiocodes.

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

In addition, the networking equipment market has seen the constant introduction of new technologies that has reduced the value of older technology solutions.  This has created pricing pressure on older products while increasing the performance expectations of newer networking equipment.  Moreover, broadband technology standards are constantly evolving and alternative technologies or technologies with greater capability are constantly introduced and sought by our customers.  It is possible that the introduction of other technologies will either supplant our current technologies and technologies we have in development or will require us to significantly lower our prices in order to remain competitive.  To remain competitive, we must continue to evolve our SCREAM and SHOUTIP product lines to meet the ever-changing technology needs of the networking market while ensuring that they can be sold at a competitive price.  We also must enhance our Promina product line to provide needed features that increase its overall value for the customer while keeping the price competitive.  Due to the competitive nature of the market and the relative age of our Promina product offerings as well as the competitive pressure being exerted on our SCREAM and SHOUTIP technologies, we may not be able to maintain prices for them at levels that will sustain profitability.

If we are unable to sign competitive resale partners, our future product and service revenue will be adversely affected.

Our international sales are made almost entirely through indirect channels that include distributors and resellers worldwide, and our business strategy includes leveraging resale partners in the United States as well.  Our reseller agreements do not have minimum purchase requirements that they must meet.  Our distributors and resellers often also resell product lines from other companies, including our competitors, some of whom have strong market positions relative to net.com.  Because of existing relationships that many of our competitors have with distributors and resellers, it is often difficult for us to find a distributor or reseller who is willing and contractually able to resell our products.  If we cannot develop relationships with distributors and resellers that can effectively market and sell our products and services, our future revenue will be adversely affected.

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

Typically, the majority of our revenue in each quarter has resulted from orders received and shipped in that quarter.  While we do not believe that backlog is necessarily indicative of future revenue levels, our customers’ ordering patterns and the possible absence of backlogged orders create a significant risk that we could carry too much or too little inventory if orders do not match forecasts.  Rather than base forecasts on orders received, we have been forced to schedule production and commit to certain expenses based more upon forecasts of future sales, which are difficult to predict in the telecommunications industry.  If large orders do not close when forecasted or if near-term demand weakens for the products we have available to ship, our operating results for that quarter or subsequent quarters would be materially adversely affected. Furthermore, if there is an unexpected decrease in demand for certain products or there is an increased risk of inventory obsolescence, which can happen relatively quickly due to rapidly changing technology and customer requirements, adjustments may be required to write down or write off the inventory, which would adversely affect our operating results.

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

Several key components of our products are available only from a single source, including certain integrated circuits, and power supplies. Depending upon the component, there may or may not be alternative sources or substitutes. Some components are purchased through purchase orders without an underlying long-term supply contract, and some components are in short supply generally throughout the industry. If a required component were no longer available, we might have to significantly reengineer the affected product.  Further, variability in demand and cyclical shortages of capacity in the semiconductor industry have caused lead times for ordering parts to increase from time to time.  Delays may occur as a result of factors beyond our control, including weather-related delays. If we encounter shortages or delays in receiving ordered components or if we are not able to accurately forecast our ordering requirements, we may be unable to ship ordered products in a timely manner, resulting in decreased revenue.

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

We outsource all product manufacturing, including assembly and structural test, and have recently consolidated our outsourced manufacturing to a single vendor. In addition, we are in the process of outsourcing to that vendor the functional test, systems integration, and order fulfillment functions, which, historically, we have performed in-house at our Fremont, California facility. Any difficulties with the transition could cause delays in customer product shipments or otherwise negatively affect our results of operations. While subcontracting creates substantial cost efficiencies in the manufacturing process, it also exposes us to delays in product shipments should the contract manufacturer be unable to perform. We have agreed to compensate our contract manufacturers in the event of termination or cancellation of orders, discontinuance of product, or excess material created by an engineering change. Also, should a contract manufacturer in some future period decide not to renew our contract with them, it would be difficult for us to quickly transfer our manufacturing requirements to another vendor, likely causing substantial delays in customer product shipments and affecting our revenue and results of operations. If we transition product manufacturing to a new vendor, or transition more manufacturing functions to third parties, the transition itself and the lack of experience and adjustments to working with the new vendor could cause delays in customer product shipments or otherwise negatively affect our results of operations.

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

The demand for our broadband products could be affected by rulings of the Federal Communications Commission (FCC) and federal courts regarding services offered in the United States by telecommunications carriers to their customers. Significant regulatory issues include rules regarding the unbundling of broadband and new fiber facilities and equipment used to provide services such as DSL, and whether wireline broadband internet access services are “telecommunication” services or “information” services, which would result in less regulation. Telecommunications carriers, who represent the primary target market for our SCREAM product line, face regulatory uncertainties that could further delay their equipment purchases. Also, if other rulings or regulations of the FCC diminish the attractiveness of offering such services, then telecommunications service providers would likely have less need for our products.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to do a comprehensive evaluation of their internal controls over financial reporting. Beginning with our fiscal year ending March 25, 2005, we must include in our annual report our assessment of the effectiveness of our internal controls over financial reporting, along with an attestation from our external auditors regarding our assessment. We have been working on an evaluation of our internal controls pursuant to an internal plan of action that calls for completion before the end of our fiscal year. However, it is difficult for us to predict how long it will actually take to complete the evaluation, including the final assessment of the significance of any control deficiencies that may be found. If we fail to complete the evaluation on time, or if our external auditors cannot attest to our assessment, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls, which could have an adverse effect on our stock price.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the first quarter of fiscal 2003 we began using foreign exchange contracts to hedge significant accounts receivable and intercompany account balances denominated in foreign currencies.  Market value gains and losses on these hedged contracts are substantially offset by fluctuations in the underlying balances being hedged. At December 24, 2004, our primary net foreign currency exposures were in Japanese yen, British pounds, and Euros. The net financial impact of foreign exchange gains and losses are recorded in other income. Our policy is to not use hedges or other derivative financial instruments for speculative purposes.

We believe our hedging strategy will not have a significant effect on our business, operating results or financial condition. A 10% adverse change in the foreign currency rates affecting the contracts as of their December 24, 2004 levels would decrease the fair value of the contracts by approximately $447,000 and if this occurred, the fair value of the underlying exposures hedged by the contracts should increase or decrease by a similar amount. However, we could have gains or losses in the future if our actual balances differ from the amounts hedged under foreign exchange contracts. The amount of such gains or losses would depend in part on the timing and amount of foreign currency exchange rate movements.

A portion of our investment portfolio is comprised of income securities.  These securities are subject to interest rate risk and will fall in value if market interest rates increase.  A sensitivity analysis assuming a hypothetical increase or decrease of 10% from levels at December 24, 2004 and December 26, 2003 indicated the fair value of the portfolio would change by an immaterial amount.  At December 24, 2004, the fair value of the short-term investments was $93.5 million compared to $83.1 million at December 26, 2003.

The fair market value of our convertible subordinated debentures is sensitive to changes in interest rates and to the prices of our common stock into which it can be converted as well as our financial stability.  The yield to maturity on the debentures is fixed; therefore the interest expense on the debt does not fluctuate with interest rates. At December 24, 2004, the fair value of the trading debt securities was approximately $21.9 million.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Section 13(a) or Section 15(d), we implemented disclosure controls and procedures pursuant to which management under the supervision and with the participation of the chief executive officer (“CEO”) and chief financial officer (“CFO”) carried out a review and evaluation of the effectiveness of these controls and procedures at the end of the period covered by this report.  Based on this review, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures are effective.  During the quarter ended December 24, 2004, there have been no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management is continuing to test and evaluate its internal control structure over financial reporting to determine whether our controls are designed and operating effectively.  To date, the testing and evaluation has uncovered no significant deficiencies or material weaknesses; however, we have uncovered that some internal controls activities lack sufficient evidence that they are being adhered to.  We are currently in the process of adding test evidence procedures to validate those activities.  We have disclosed these matters to our audit committee and to our independent auditors and do not believe they represent a design or operational weakness.

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

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

(a) On October 13, 2004, the Company committed to a restructuring, as discussed under Part I, Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition – Results of Operations – Operating Expenses.

On October 27, 2004, the Compensation Committee of the Company’s Board of Directors approved contingent bonuses for certain executive officers, including Hans Kramer and Jeffrey Range, and also discussed contingent bonuses for Gary Lau, which were approved on January 11, 2005. Under these arrangements, Mr. Kramer may receive up to $30,000 based on performance criteria related to effective management of the Company’s research and development organization within expense guidelines, Mr. Range may receive up to $20,000 based on performance criteria related to the outsourcing of manufacturing, and Mr. Lau may receive up to $45,000 based on performance criteria related to various sales objectives and sales organization spending. The actual bonuses payable to Messrs. Kramer, Range and Lau, for performance in the second half of fiscal 2005, will vary depending on the extent to which actual performance meets or falls short of the applicable criteria. Also on October 27, 2005, the Compensation Committee gave its concurrence with the terms of a separation agreement between the Company and John Batty, the Company’s former Chief Operating Officer, which provides, among other provisions and in exchange for certain agreements from Mr. Batty, for payment of twelve month’s salary following termination of employment and the extension of the term for post-employment exercise of stock options held by Mr. Batty, from three months to one year.

On November 29, 2004, the Company entered into a $7.0 million line of credit, as discussed in this report under Part I, Item 1. Financial Statements – Note 8.

ITEM 6.  EXHIBITS

(a) Exhibits

10.15

Form of Director Indemnification Agreement as signed by all Directors of the Company (including Frederick D. D'Alessio, appointed to the Board of Directors on January 11, 2005).  Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, filed on June 21, 1996 (Commission File No. 0-15323).

10.35

Separation Agreement dated October 26, 2004 between the Company and John C. Batty

10.36

Business Loan Agreement and Security Agreement (Receivables) dated November 29, 2004, between the Company and Bank of America N.A.

31.1

Rule 13a-14(a) Certification (CEO)

31.2

Rule 13a-14(a) Certification (CFO)

32.1

Section 1350 Certification (CEO)

32.2

Section 1350 Certification (CFO)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  February 1, 2005

NETWORK EQUIPMENT
TECHNOLOGIES, INC.

/s/ HUBERT A. J. WHYTE
Hubert A.J. Whyte
President and Chief Executive Officer

/s/ JOHN F. MCGRATH, JR.

John F. McGrath, Jr.
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)