Form 10-K
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2005-06-03
CIK 752431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 25, 2005

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on September 24, 2004, which is the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $82,533,000.  Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Common Stock, $0.01 par value on May 27, 2005 was 24,777,169.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about August 9, 2005 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

NETWORK EQUIPMENT TECHNOLOGIES, INC

FORM 10-K

March 25, 2005

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

ITEM 1.  BUSINESS

Overview

Network Equipment Technologies, Inc., doing business as net.com since 2000, is a global provider of networking technology platforms that are used for mission-critical communications solutions and adaptive broadband networking.  Network Equipment Technologies, Inc. was founded in 1983. Our multiservice wide area networking (WAN) products, comprising the Promina product line, provide a platform that delivers extremely efficient bandwidth utilization on circuit-switched networks and is tailored to highly reliable and secure communications. In response to the growth of broadband networks using packet-switching technologies and the Internet protocol (IP), we added two platforms to our product offering. Our SCREAM product line provides a platform for managing next-generation services, such as video over IP, delivered through digital subscriber lines (DSL). Our SHOUT product line provides a flexible IP-telephony platform supporting a variety of voice capabilities, such as long-distance voice over Internet protocol (VoIP). These platforms are designed for extensive compatibility and interoperability with legacy networks and other vendors’ equipment, enabling enterprises, governments and carriers to take advantage of the cost savings and productivity gains of next generation networking equipment while increasing the return on investment in existing infrastructure.

The Promina product line, which is now purchased mostly by government customers, currently provides the majority of our revenue. However, we believe that our growth opportunities lie in our newer products, particularly SHOUT. Our objective is to regain a leadership position in our historical customer base, the large, global enterprise. These organizations typically have multi-vendor PBX (private branch exchange) implementations and expensive and complex toll calling structures. SHOUT enables enterprises to immediately achieve the cost savings available from VoIP while continuing to use their existing PBX systems, avoiding the greater capital expense, retraining costs, and loss of features that would generally accompany complete replacement with a new IP-based PBX (IP PBX). Our SCREAM product line is targeted at service providers, particularly the independent operating companies (IOCs) that are focused on delivering the “triple play” of voice, video and data. For the IOC networks based on asynchronous transfer mode (ATM), SCREAM offers an ATM-to-IP migration solution. In the same way, SCREAM provides government entities that are also ATM-dominant with an effective migration path to IP, while allowing them to continue to leverage investments in the Promina line by way of the SCREAMlink program.

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

Industry Background

Among the significant advances in networking technologies over the past decade is the increasing use of packet switching to divide information into relatively small packets for transportation over a network. Packet switching enables disparate applications to converge onto a single packet infrastructure, allows use of public infrastructure rather than requiring dedicated network lines, and is particularly well suited to the fast transmission of high volumes of information, often referred to as “broadband” communications. In contrast, circuit-switching makes use of dedicated or leased lines to provide secure and deterministic transmission of communications. Historically, circuit-switched technology has been used by the Public Switched Telephone Network (PSTN) and for the transmission of relatively low-to-medium volumes of information, often referred to as “narrowband” communications. Packet-switched networks have been built mainly for carrying non real-time data, and circuit-switched networks continue to offer certain advantages for networks requiring the most secure and reliably deterministic communications.

Due to its capabilities for the fast transmission of high volumes of information, there has been an increasing adoption of packet-switched networks and equipment. With the rapid growth of the Internet and the development of advanced communications applications such as video and audio content on demand, wireless access, and video conferencing, the telecommunications industry foresaw enormous growth in the demand for network capacity. Carriers and service providers rapidly built out their core infrastructure to accommodate large volumes of IP traffic, primarily over DSL. Although demand for broadband communications has continually increased, numerous factors, including high-speed and lower-cost offerings from cable providers, created a hyper-competitive telecommunications environment that has prevented many carriers and service providers from earning an adequate return on their capital expenditures. A number of large carriers have announced plans to differentiate their services by delivering very high capacity fiber-optic connections directly to the home, or at least to a node close to the home. Other carriers who are unwilling or unable to make the massive investment required for such fiber-optic connections will have to find other ways to generate revenue from their ATM-based DSL networks.

VoIP allows for the transmission of voice along with other data over packet routed networks, and provides an alternative to traditional circuit-switched telephone networks. As a result of the potential cost savings and added features of VoIP, consumers, enterprises, telecommunication service providers and others are increasingly adopting VoIP for their voice communications. VoIP has experienced growth in recent years due to its lower cost compared to traditional telephone circuit service. This growth has been aided by technological advances that have recently improved the quality and reliability of VoIP connections to rival that of traditional telephone circuit service, including security features, and by innovations that allow VoIP connections to include services not available on traditional voice-only networks.

Business Strategy

Our business strategy includes the following key elements:

Leverage market position and revenue contribution of our Promina customer base. net.com was a pioneer of the concept of multi-service networking and has been delivering these mission-critical capabilities for over twenty years. The installed base and revenue contribution from our narrowband Promina product line continues to be the majority of our revenue today.  The U.S. Federal Government, its agencies, and other customers around the world have continued to deploy new networks using Promina, due in part to its time-proven ruggedness, reliability and capabilities for secure communications. We believe that we are well positioned to leverage our installed customer base, particularly the government, for sales of our broadband and IP telephony platforms.  The secure voice capabilities of our SHOUT platform, with superior metrics in satellite bandwidth savings and call control, provide the government with a viable path to VoIP for highly sensitive communications. Our SCREAM platform, including the “Promina Broadband Shelf,” which is based on the SCREAM platform, is currently being sold to government customers globally for its ATM and IP technology. With product developments such as our SCREAMlink program, and the addition of Cisco’s IOS (Internetworking Operating System) to the SCREAM platform, we have the opportunity to strengthen our position within the Federal Government for new applications, as well as replace equipment of legacy competitors.

Establish a position within the Federal marketplace to provide economical access to new IP networks. Strategically and tactically, the Federal Government is focused on moving to an all-IP network by 2008. New networks, such as GIG-BE (Global Information Grid – Bandwidth Expansion) and WIN-T (Warfighter Information Network-Tactical), support this effort. Government users need a method to access these networks. Enhancements to Promina and SCREAM are designed so that current customers can leverage their investments and more cost-effectively migrate existing networks to IP. Additionally, our ruggedized, mission-critical gear supports remote, mobile tactical deployments for IP-based communications.

Design and develop industry leading broadband hardware and software service creation solutions to meet the opportunities in customer networks. We consider our technological and product leadership to be critical to our future success. Having developed the essential product platforms that address our target markets, additional refinements will enable us to meet increasing customer requirements. We must continue to enhance our SHOUT platform to meet the needs of the global enterprise market for VoIP migration, and target developing productivity technologies that are well-served by VoIP, such as real time communications, to expand SHOUT’s role in the enterprise. Additionally, we will continue to tactically develop both our Promina and SCREAM platforms to meet the requirements of government and mission-critical networks globally, and of service providers, particularly international carriers and IOCs that use both SCREAM and SHOUT today to deliver the triple play of voice, video and Internet to their relatively small customers bases. In the development of our new products and continuing engineering of existing products, we strive to provide a migration path for all of our customer markets from current technologies.

Leverage relationships with key partners. We continually seek to establish relationships with third-party application software vendors, product original equipment manufacturers (OEMs), resellers and our customers.  net.com also seeks relationships with the systems integrators, software solutions providers, and large incumbent vendors globally that could facilitate our entry and success in global enterprise networks and major government projects.

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

Products

Promina — Narrowband Multiservice Access Platforms

Our Promina family of multi-service access platforms integrates voice, data, image and video traffic across a single network infrastructure. The Promina platform, tailored to circuit-switched networks, provides mission-critical support for a wide variety of communications applications and traffic types, including ATM, frame relay, IP, and integrated services digital network (ISDN) signaling. Promina products offer a broad range of user-side interfaces, enabling standards-based connection of communications equipment, whether located at a service provider’s switching facility or at an enterprise or government customer’s premises.

The Promina platform features advanced network management services, which provide a high degree of visibility into network operations. For fault tolerance and high network reliability, our Promina products can be configured with redundant power, common logic, and trunk interfaces. Internally, these products incorporate distributed network intelligence that allows the network to quickly and automatically reroute traffic in the event of failure of a component. Additionally, Promina’s modular design, with application and interface modules that are interchangeable across the product series, provides great flexibility and scalability, especially important in a quickly changing communications environment and also in rapid deployment for field operations.

The Promina product family includes a range of systems for various node sizes, with various processor, application, and interface modules. We now offer a broadband migration path for Promina customers with the SCREAMlink program. SCREAMlink allows Promina customers to protect their investments in existing architectures while accommodating immediate needs through a logical migration to a hybrid Promina/SCREAM solution, monitored and controlled by netMS, an integrated network management solution. In addition, we recently introduced an IP trunk interface for Promina, enabling direct IP connections to the Promina platform.

In fiscal 2005, 2004, and 2003, our Promina products accounted for 81.2%, 86.3%, and 80.9% of product revenue, respectively.

SHOUT — IP Telephony Provisioning Platform

SHOUT is a flexible IP telephony platform that supports a variety of voice capabilities for enterprises, government and service providers, such as long-distance VoIP, hosted IP telephony, calling card services, and interactive voice response (IVR) solutions for call centers and help desks. SHOUT merges call control signaling and transport functionality into a single platform. The system’s advanced protocol translation, along with industry standard interfaces and integrated support for SS7 signaling, allows voice service providers to interconnect with multiple signaling protocols from autonomous networks. This compatibility or interoperability with existing vendors and networks reduces the risks for service providers or enterprises to switch to or incorporate the SHOUT platform. Additionally, SHOUT offers a comprehensive voice security solution, including, MD5 authentication to prevent spoofing, proprietary voice tunneling to prevent hijacking of calls, the SHOUT packet module to prevent rogue packets from delivering a distributed denial of service attack, SPIT (spam over Internet telephony), hackers, worms, viruses and Trojan horse attacks. Also, SHOUT offers transport layer security (TLS) to encrypt voice signaling and prevent tracing and trapping of an unencrypted voice stream with a person or telephone that can occur in an open Session Initiation Protocol (SIP) environment.

The SHOUT2500 platform supports one to 32 T1/E1 connections or up to 960 simultaneous voice calls, all in a five-inch high chassis that can be easily configured for a variety of services. The SHOUT2500 platform reduces space requirements by eliminating multiple stand-alone devices and the complex integration efforts required by other solutions on the market.

The SHOUT product family also includes the SHOUT900 platform and the SHOUTlink protocol converter. The SHOUT900 supports one to eight T1/E1 connections or 240 simultaneous voice calls, with support for secure telephone units (STU) and calling card applications, in a chassis 1.75 inches high. SHOUTlink enables the interconnection of SHOUT to networks using existing standards-based signaling protocols.

In the large global enterprise, SHOUT functions as a “VoIP migration appliance.” Using a combination of both open and exclusive technologies, SHOUT helps the enterprise to migrate their existing legacy telephony systems to a converged IP solution. SHOUT enables the interconnection of multi-vendor PBX and call center environments across an existing IP data network, while simultaneously integrating next generation VoIP applications, such as Microsoft’s Live Communications Server (LCS) and contact center solutions from Genesys. SHOUT’s multi-vendor, multi-protocol support, combined with its strong support of open standards such as SIP, helps customers avoid becoming locked into a particular vendor’s proprietary solutions.

Recent enhancements to the SHOUT platform include the ability to deliver secure voice applications. The U.S. Federal Government uses a variety of special phones to facilitate secure communications. SHOUT allows these phones to be used over IP networks, thus enabling a secured voice technology to be readily deployed wherever a connection to an IP network is available. SHOUT incorporates functionality that enables a high bandwidth utilization rate, which is particularly important in expensive, limited bandwidth situations such as satellite links.

SCREAM — Broadband Services Delivery Platform

Our broadband services delivery platform enables service providers to generate incremental revenue from innovative services. As a foundation for broadband migration, SCREAM reduces the need for capital equipment expenditures by aggregating a broad range of disparate technologies onto a single platform. SCREAM delivers single-platform integration of broadband aggregation and subscriber management, IP services, ATM switching, edge routing, and broadband service creation. By aggregating a broad range of services and historically disparate technologies on a single platform, SCREAM can help service providers reduce their capital equipment expenditures while they advance their broadband service offerings. SCREAM functions at the edge of a service provider’s network, where service providers can launch new services directly to customers without re-architecting their core network. In addition, the Promina Broadband Shelf, which is based on the SCREAM platform, provides government customers additional access to this broad range of ATM and IP technology.

The SCREAM platform is architected to enable service provider or third-party solutions to be readily implemented using an open programming interface, which allows for a rapid and cost-effective integration to operational and business support systems. Full ATM switching, IP routing via Cisco’s IOS, and richly featured BRAS (broadband remote access server) provide effective subscriber management. These capabilities enable our customers to achieve support for legacy services while providing a practical multiservice switching upgrade to their network. To the extent that these capabilities are integrated into a single product, service providers can reduce both capital expenditures and operating expenses, from automated provisioning of services to reduced real estate, energy and training expenses. In addition, for carriers that must continue to operate both ATM and IP networks, managing traffic through a single platform simplifies network policy management.

net.com has rights to use Cisco’s IOS pursuant to a long-standing relationship with Cisco. Cisco technology dominates the market for core network routers. We believe that we have significant competitive advantages by having access to this technology, including access to Cisco development streams of technology such as MPLS (multiprotocol label switching), one of the developing technologies in networking used to deliver and manage quality-of-service differentiation. We leverage Cisco’s command line interface (CLI) to provide near plug-and-play compatibility for customers with Cisco-powered networks, including carriers and the government.

Customers and Markets

net.com pioneered the concept of multiservice networking and has been delivering these capabilities for more than 20 years. The focus of our narrowband Promina product has been on governments and large enterprises, as well as carriers for their enterprise business and the delivery of leased-line service, and it is also sold to global information and financial services companies. The primary focus of our broadband SCREAM product family is on telecommunications carriers and government entities, while the SCREAMlink program enables our carrier, government and enterprise customers to migrate gracefully to next-generation IP networks. For all of our products, we focus primarily on information and communication-intensive organizations. These customers may be local, national, or global in their operations.

Our SHOUT product line is targeted to all three of our customer segments (enterprise, service provider and government). In particular, within the enterprise market, SHOUT is targeted to large, multi-national enterprises looking to cut telephony costs while evolving their voice infrastructure to a converged IP network.

SCREAM is designed for the stringent demands of the carrier and government markets. The specific physical requirements of the SCREAM platform meet the demanding specifications of the incumbent carriers’ environment, including a small footprint, front access, and reduced power consumption.

We have targeted our Promina product line at government customers, service providers and enterprises. In the service provider marketplace, carriers use Promina networks for backbone services. Current enterprise customers include corporations representing the financial, banking, insurance, energy, media, transportation, manufacturing and retail sectors. Government customers represent a variety of federal and international agencies and organizations, including civilian and defense agencies.

Sales to the government sector, including sales to the Federal Government, its agencies, and foreign government organizations, represented 86.6%, 77.5%, and 70.5% of net.com’s revenue in fiscal 2005, 2004, and 2003, respectively. net.com does business with the government both as a direct contractor and as a subcontractor. Many of our products and services are purchased through GSA schedules or through direct contracts, such as with the Department of Defense (DoD) and NATO, and these contracts may also be used by other government agencies. See discussions in Business Environment and Risk Factors in this Form 10-K. Beyond government customers, the Promina product line currently has more demand outside the United States than within the United States, especially in emerging markets such as Eastern Europe, China, and Latin America where telecommunications infrastructure is relatively underdeveloped. Applications that can be enabled by Promina-based solutions include digital data networks (DDNs) that provide basic data services in these emerging markets. International commercial sales represented 8.5%, 14.4%, and 19.0% of net.com’s revenue in fiscal 2005, 2004, and 2003, respectively.

In fiscal 2005, NATO and General Dynamics (a government systems integrator) respectively accounted for 13.5% and 11% of our revenue, and in fiscal 2004, General Dynamics accounted for 12.8% of revenue. Excluding aggregate orders from a variety of agencies, no other single customer accounted for more than ten percent of net.com’s revenue in fiscal 2005, 2004, or 2003.

Competition

The market for telecommunications equipment is highly competitive and dynamic, has been characterized by rapid changes to and the convergence of technologies, and has seen a worldwide migration from existing circuit technology to the new packet-based technologies. We compete directly, both internationally and domestically, with many different companies, some of which are large established suppliers of end-to-end solutions such as Alcatel, Cisco, Juniper, Lucent, Nortel and Siemens. Most of the large suppliers have greater financial, marketing and technical resources and offer a wider range of networking products than we do. These suppliers can often provide a complete network solution rather than a partial solution that may make their products more attractive to potential net.com customers. However, these companies have also suffered from the industry decline, and many have eliminated entire divisions, leaving customers with concerns about support for the larger vendors’ products, as well as for the ability of smaller companies to support them. For our SHOUT product line, competition includes the established market leaders, Cisco, Avaya and Nortel, and smaller companies such as Quintum and Audiocodes, all of which offer different technological solutions. SCREAM competitors include Juniper, Cisco, and Redback. Promina currently has no direct competitors; rather, competition comes from different technologies.

Sales

We sell our products and services through both direct and indirect sales channels worldwide, including large government systems integrators. We believe that to effectively market and sell our products, a local sales organization is beneficial to understand the business and network environment of local countries. We also believe that a sales force effort supported by sales engineers who provide customers with pre-sale and post-sale technical assistance allows net.com to gain more in-depth knowledge of customers’ network requirements. We have sales personnel located in eight countries. This sales effort is supported through a variety of channel partners. Our business is generally not seasonal, though we may be affected by end of the year spending patterns of the Federal Government at its September end of year, which in most years is just after the end of our fiscal second quarter.

We sell products and services in North America primarily through direct channels, although we make use of a small number of distributors and integrators in some markets, especially for the SHOUT product line for tier two and three service providers or IOCs. Our international sales are made almost entirely through indirect channels that are augmented by the efforts of a local sales force. In addition to the marketing and sale of products, international resellers provide system installation and technical support. In most cases, international resellers have non-exclusive agreements to resell net.com products within particular geographic areas. Resale agreements do not contain a sales commitment or required sales quota.

We sell to governments primarily through net.com’s wholly owned subsidiary, N.E.T. Federal, Inc. (N.E.T. Federal), which sells products directly, through systems integrators, through collaborative government contracting, and by contracting agencies at their convenience or at annual intervals. N.E.T. Federal supports sales to the Federal Government’s defense and civilian sectors and to government agencies worldwide. Sales to governments include sales under contracts with certain agencies within the U.S. Department of Defense, intelligence and civilian agencies, and international government organizations.

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

Customer Service

The markets, customers and complex challenges of the networking industry described above require support, service and other assistance in the development, operation and expansion of a customer network. We provide a wide range of service and support options to customers and resellers of net.com products. Service offerings include product installation, a choice of different hardware and software maintenance programs to meet the varying needs of our customers, parts repair, remote and on-site technical assistance, and customer training. In addition, net.com provides web-based customer support services through our Electronic Support Center. Services available over the web include first-line troubleshooting information for net.com products; technical information, such as trouble shooting guides and frequently asked questions; and a web-based interface to net.com’s Technical Assistance Center (TAC) through an online case management system.

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

Through a contractual arrangement with CACI International Inc. (CACI), CACI provides maintenance and other services to our Federal customers. We provide third-level support to CACI and other services as required. Our products are also serviced and supported by other partners throughout the globe, including NCR, Damovo, Unisys, EDS and others.

Customer training on net.com products, OEM products and the underlying technologies is provided to both end-users and resellers worldwide. We have training sites at our facilities in Virginia, London, and Singapore. In addition, net.com trainers travel to customer and reseller facilities to provide training. Our training services can be customized to meet the special requirements of our customers. Customers are charged per person per class for net.com training. In addition, certain net.com resellers provide training to net.com end-users on behalf of net.com. We also offer a portfolio of computer-based training sessions for our products, which are licensed on an individual or site basis.

In fiscal 2005, 2004, and 2003, service and support revenue accounted for 15.3%, 14.9%, and 16.5%, respectively, of net.com’s revenue.

Manufacturing

We outsource all product manufacturing, including assembly and structural test, and have recently consolidated our outsourced manufacturing to a single vendor. In addition, we are in the process of outsourcing to that vendor the functional test, systems integration, and order fulfillment functions, which, historically, we have performed in-house at our Fremont, California facility. We maintain control over parts procurement, design, documentation and selection of approved suppliers. Any difficulties experienced by our outsourced manufacturer, or problems in our relationship with them, could have a material adverse effect on our financial results and operations.

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

We are focused on continually enhancing the quality of products and services delivered to customers worldwide. This includes improving the quality of supplied components, subassemblies and internal processes. As part of this continuing process, net.com is TL 9000 certified.

As we increase sales of our new products, we expect to obtain lower pricing on components purchased from our vendors and contract manufacturers as a result of higher purchase volume.

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

The majority of our research and development activity is focused on packet-based technologies, especially the SHOUT platform for enterprise voice migration. We continue to provide engineering support to SCREAM and to Promina to provide feature enhancements, interoperability, and component availability. While most product development activity is undertaken in-house, external development organizations are sometimes used to accelerate or expand the scope of development efforts.

In fiscal 2005, 2004, and 2003, net.com’s research and development expenditures were $26.1 million, $27.6 million, and $26.0 million, respectively.

Employees

As of March 25, 2005, we had 353 full-time employees. None of our employees are represented by a labor union. We consider our employee relations to be good.

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

Over the past twenty years, a number of patents have been issued to net.com in the United States, Europe and Japan. These include some very early basic ATM inventions that conform to ATM Forum standards. We have a highly focused effort to identify and patent our proprietary SCREAM and SHOUT technology and technology related to the migration of our narrowband Promina multiservice access platform to broadband services. In fiscal 2005, we filed 17 patent applications in the U.S. and were granted six U.S. patents, and now hold a total of 31 U.S. patents. We expect to continue filing patent applications as our development process for Promina, SCREAM and SHOUT moves forward. We have not historically pursued claims against other companies based on possible infringements of our patent portfolio, but we believe that our investment in intellectual property protection can offer defenses and bargaining positions in the event other companies pursue such claims against us.

Where You Can Find More Information

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act, available free of charge on or through our Internet website located at www.net.com, as soon as reasonably practical after they are filed with or furnished to the SEC. Stockholders may also access and download free of charge our corporate governance documents, including our Corporate Governance Guidelines, Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee Charters, and Code of Business Conduct, on or through this Internet website. In addition, any stockholder who wishes to obtain a printed copy of any of these documents should write to:  Investor Relations, net.com, 6900 Paseo Padre Parkway, Fremont, California 94555-3660.

ITEM 2.  PROPERTIES

net.com is headquartered in Fremont, California. In December 2001, we entered into a ten-year lease for two buildings totaling 185,790 square feet for our headquarters and research and development personnel as well as to house our manufacturing operations, though we are seeking to sublease a portion of this facility. net.com and our subsidiaries also lease sales and service offices at other locations in the United States, the United Kingdom, France, Singapore, Uruguay, China, and Japan.

ITEM 3.  LEGAL PROCEEDINGS

In September 2004, a lawsuit related to an employment matter from calendar 2001 was filed against the Company in the United States District Court for the Eastern District of Virginia, Alexandria Division, by the United States Equal Employment Opportunity Commission. In April 2005, the parties reached agreement on the principal terms of a settlement under which the lawsuit will be dismissed. The terms of the settlement are not material to the Company's financial condition or results of operations

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders during the quarter ended March 25, 2005.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

See Note 9, 10 and 19 in the “Notes to Consolidated Financial Statements.” At May 27, 2005, there were approximately 450 registered stockholders of record of net.com. During the fiscal year ended March 25, 2005, there have been no issuer repurchases of equity securities.

Market Price

net.com’s common stock is traded on the New York Stock Exchange under the symbol “NWK.” The following table sets forth, for the quarterly periods indicated, the high and low sale prices of our common stock:

Fiscal 2005	Low	High
First quarter	$6.73	$12.20
Second quarter	$6.01	$9.61
Third quarter	$6.45	$10.27
Fourth quarter	$6.82	$10.06

Fiscal 2004	Low	High
First quarter	$5.69	$9.32
Second quarter	$7.75	$11.90
Third quarter	$9.09	$11.60
Fourth quarter	$10.92	$14.72

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

(In thousands, except per share amounts)

Fiscal year ended	2005	2004	2003	2002	2001
Total revenue	$114,218	$127,036	$122,100	$101,546	$144,286
Net loss	$(6,432)	$(559)	$(18,448)	$(37,398)	$(20,790)
Basic and diluted net loss per share	$(0.26)	$(0.02)	$(0.82)	$(1.69)	$(0.96)
7 ¼% convertible subordinated debentures	$24,706	$24,706	$24,706	$24,706	$24,706
Total assets	$168,476	$172,084	$164,818	$187,422	$235,346

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes. Statements contained in this discussion that are not historical facts are forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. A forward-looking statement may contain words such as “plans,” “hopes,” “believes,” “estimates,” “will continue to be,” “will be,” “continue to,” “expect to,” “anticipate that,” “to be,” or “can impact.” Forward-looking statements are based upon management expectations and involve risks and uncertainties that may cause actual results to differ materially from those anticipated in the forward-looking statements. Many factors may cause actual results to vary, including, but not limited to, the factors identified in this discussion. net.com expressly disclaims any obligation or undertaking to revise or publicly release any updates or revisions to any forward-looking statement contained in this discussion. Investors should carefully review the risk factors described in this document along with other documents net.com files from time to time with the Securities and Exchange Commission (SEC).

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R). We will be required to measure the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award rather than apply the intrinsic value measurement provisions of APB 25. We will recognize costs determined under SFAS 123R over the period during which an employee provides services in exchange for the award, known as the “requisite service period”, which is usually the vesting period. We have not yet fully quantified the effects of the adoption of SFAS 123R, but expect that the new standard will result in significant stock-based compensation expense.

The actual effects of adopting SFAS 123R will depend on numerous factors including, but not limited to, the valuation model we choose to value stock-based awards, the rate of forfeiture we assume, the method by which we recognize the fair value of awards over the requisite service period, and the transition method we choose for adopting SFAS 123R.

SFAS 123R is effective for the first annual reporting period beginning after June 15, 2005 and will be adopted by us in fiscal 2007.

Deferred Taxes:   We have incurred tax losses in the last six fiscal years and, at March 25, 2005, we have an estimated $92.2 million of federal net operating loss carryforwards available and $26.2 million of state operating loss carryforwards available expiring in the years 2007 through 2026. We have provided a full valuation allowance against our deferred tax assets, given the uncertainty as to their realization. In future years, these benefits are available to reduce or eliminate taxes on future taxable income. Current federal and state tax laws include provisions that could limit the annual use of our net operating loss carryforwards in the event of certain defined changes in stock ownership. Our issuances of common and preferred stock could result in such a change. Accordingly, the annual use of our net operating loss carryforwards may be limited by these provisions, and this limitation may result in the loss of carryforward benefits to the extent the above-limit portion expires before it can be used. We have not yet determined the extent of the limitation, if any.

Results of Operations

The following table depicts selected data derived from our consolidated condensed statements of operations expressed as a percentage of revenue for the periods presented:

	Fiscal Year Ended
Percent of revenue	March 25, 2005	March 26, 2004	March 28, 2003
Product	84.7%	85.1%	83.5%
Service and other	15.3	14.9	16.5
Total revenue	100.0	100.0	100.0

Product gross margin	59.8	60.1	48.5
Service and other gross margin	7.4	13.7	9.2
Total gross margin	51.8	53.2	42.0

Sales and marketing	24.1	24.5	26.3
Research and development	22.8	21.7	21.3
General and administrative	9.0	8.2	9.2
Restructure costs	3.5	0.1	1.7
Total operating expenses	59.5	54.5	58.5
Loss from operations	(7.7)	(1.3)	(16.5)

Other income (expense), net	1.2	1.3	5.7
Interest income (expense), net	(0.1)	(0.4)	0.4
Loss before taxes	(6.6)	(0.4)	(10.4)
Income tax provision (benefit)	(1.0)	—	(3.1)
Loss before accounting change	(5.6)	(0.4)	(7.3)
Cumulative effect of change in accounting principle relating to goodwill	—	—	(7.8)
Net loss	(5.6)%	(0.4)%	(15.1)%

Overview and Highlights

•

We are seeking to expand sales of SHOUT and SCREAM into a variety of markets, while continuing to leverage our Promina product and government sales channel. We plan to use both newer products, which serve the growing voice over internet protocol (VoIP) and broadband technology market, as well as leverage our historically strong position in the narrowband market, to drive sales in fiscal 2006.

•

Promina and sales to the government sector continue to account for the substantial majority of our revenue. To date, we have been successful in extending the lifecycle of Promina by continually expanding its functionality, but we are focused on growing revenue through our new products. Promina product revenue was 81.2%, 86.3%, and 80.9% of product revenue in fiscal 2005, 2004, and 2003, respectively. Revenue from sales to government customers accounted for 86.6%, 77.5%, and 70.5% of revenue in fiscal 2005, 2004, and 2003, respectively. Promina revenue has been declining, however, as the networking equipment market continues to move to IP, we are focused on growing revenue through our new products.

•

New product revenue has grown. Revenue from our new products, SCREAM, SHOUT, SCREAMlink and netMS, was $16.6 million in fiscal 2005 or 17.1% of product revenue compared to $10.5 million or 9.7% of product revenue fiscal 2004. New product revenue for fiscal 2003 was $4.8 million or 4.7% of product revenue. In fiscal 2005, the SCREAMlink program, which enables migration of existing Promina networks to broadband technology, continued to gain traction as sales increased to $3.3 million in fiscal 2005 as compared to $1.0 million in fiscal 2004, and none in fiscal 2003.

•

Our new products have been deployed in a variety of applications. Our newer products, which were originally introduced for telecommunications carriers, are now being deployed to other markets, principally the enterprise and government markets. Our new products have been used for applications such as migration of existing private-branch exchange (PBX) networks to VoIP technology and secure communications also using VoIP. Our SCREAM and SHOUT products have also been deployed by IOCs for broadband and VoIP applications. To address these opportunities, we have reorganized our research and development and sales organizations, and are rebuilding our enterprise sales channel.

•

We incurred substantial expenses to restructure our organization. We reduced costs and expenses throughout the organization in fiscal 2005 to allow us to achieve profitability on lower revenue. Excluding restructure costs, operating expenses decreased 7.5% from fiscal 2004 to fiscal 2005 and were relatively flat in fiscal 2004 from fiscal 2003.

•

Our cash position remains strong. Total cash, cash equivalents, restricted cash and short term investments at March 25, 2005 was $108.7 million, including $697,000 in long term restricted cash related to a performance guarantee on a customer contract and our facilities lease in Fremont, California. This compares to $102.0 million at March 26, 2004.

Revenue

	Year Ended			Year Ended
	March 25, 2005	March 26, 2004	FY05 vs FY04	March 28, 2003	FY04 vs FY03
Product	$96,726	$108,127	(10.5)%	$101,919	6.1%
Service and other	17,492	18,909	(7.5)	20,181	(6.3)
Total revenue	$114,218	$127,036	(10.1)%	$122,100	4.0%

The decrease in total revenue in fiscal 2005 from fiscal 2004 is due primarily to a decrease in product revenue. The increase in total revenue in fiscal 2004 from fiscal 2003 is due primarily to an increase in product revenue, partially offset by a decrease in service revenue.

The decrease in product revenue in fiscal 2005 from fiscal 2004 is due primarily to decreased sales in international commercial markets. International commercial sales decreased $7.4 million from $14.1 million in fiscal 2004 to $6.7 million in fiscal 2005, reflecting the general decline in the market for circuit-switched products. The increase in product revenue in fiscal 2004 from fiscal 2003 is due to strong sales in the government sales channel, which outweighed a general decline in the commercial market for circuit-switched products. Government sales in fiscal 2004, which includes sales to the Federal Government, its agencies, and foreign government organizations, increased $9.1 million from fiscal 2003, due largely to government defense initiatives and purchases of our new products by the Federal Government. These increases were offset by decreases in international commercial sales of $4.0 million in fiscal 2004 from fiscal 2003.

The timing of revenue from government contracts continues to be difficult to predict, and resulting revenue varies. Product revenue is generated primarily from our circuit switched product line, Promina, which accounts for the majority of our product sales worldwide. We have developed new products, SCREAM and SHOUT, for the broadband equipment and IP telephony markets. Product revenue from new products, including SCREAM, SHOUT, SCREAMlink, and netMS, was $16.6 million in fiscal 2005 or 17.1% of product revenue compared to $10.5 million in fiscal 2004 or 9.7% of product revenue. New product revenue for fiscal 2003 was $4.8 million or 4.7% of product revenue. We expect the level of revenue from these new products, which are in the early stage of customer adoption with prolonged sales cycles, to fluctuate in the near term until we establish a broad customer base. Additionally, the recognition of revenue from some recent sales will depend on customer deployment schedules and the timing of contractual acceptance provisions being met, which could cause significant fluctuations in our revenue in the near term.

Service and other revenue decreased in fiscal 2005 from fiscal 2004. The reduction in service and other revenue is primarily from non-Federal customers, due largely to a decline in the installed base of equipment held by them which has been offset by an increase in service revenue from government customers, as a number of these customers have contracted directly with us for service normally provided by a third party. The decrease in service and other revenue in fiscal 2004 from fiscal 2003 is primarily the result of a general decline in the installed base of equipment held by non-Federal customers requiring ongoing service support. In addition, a number of customers lowered their levels of service support in efforts to reduce their operating costs, which is enabled in part by the reliability of our Promina products. We expect that service revenue will remain relatively flat in the near term.

Gross Margin

	Year Ended
	March 25, 2005	March 26, 2004	March 28, 2003
Product gross margin	59.8%	60.1%	48.5%
Service and other gross margin	7.4	13.7	9.2
Total gross margin	51.8%	53.2%	42.0%

Product gross margin, service and other gross margin, and total gross margin all decreased in fiscal 2005 from fiscal 2004 and increased in fiscal 2004 from fiscal 2003.

The decrease in product gross margin in fiscal 2005 from fiscal 2004 is due to lower product revenue and a higher mix of new product revenue as a percentage of total product revenue.  The lower product revenue requires relatively fixed production overhead costs to be spread over less product revenue. Our newer product lines, SCREAM and SHOUT, currently have lower gross margins than our Promina product line, as a result of customary discounting for early customers and higher per-unit costs associated with low purchase volumes of components. The increase in product gross margin in fiscal 2004 over fiscal 2003 is due to supply chain initiatives begun in the first quarter of fiscal 2004, which have yielded reductions in material costs; increases in product revenue, allowing fixed costs to be spread over a greater revenue base; a change in the mix of products, including a $9.3 million decrease in third party product sales, which have lower gross margins; and a one-time refund in the amount of $600,000 for royalty fees paid in prior years that was received in the first quarter of fiscal 2004.

The decrease in service and other gross margin in fiscal 2005 from fiscal 2004 is due to predominantly fixed costs of providing service, spread over a lower amount of service and other revenue. The increase in service and other gross margin in fiscal 2004 from fiscal 2003 is due to reductions in compensation and related costs of $2.4 million, decreases in third-party service costs of $892,000, and decreases in facilities and rental costs of $471,000.

We expect gross margins to continue to be affected by changes in the mix of products we sell, with our newer products currently yielding gross margins lower than our overall product gross margin. As we grow new product revenue, we expect gross margins on the new products to increase, though not necessarily to a level that would cause an increase in overall product gross margin.

Operating Expenses

	Year Ended			Year Ended
	March 25, 2005	March 26, 2004	FY 05 vs FY04	March 28, 2003	FY 04 vs FY03
Sales and marketing	$27,530	$31,052	(11.3)%	$32,132	(3.4)%
Research and development	26,053	27,609	(5.6)	26,027	6.1
General and administrative	10,283	10,402	(1.1)	11,197	(7.1)
Restructure costs	4,047	181	2,135.9	2,079	(91.3)
Total operating expenses	$67,913	$69,244	(1.9)%	$71,435	(3.1)%

Total operating expenses were $67.9 million or 59.5% of total revenue in fiscal 2005, compared to $69.2 million or 54.5% of total revenue in fiscal 2004, and $71.4 million or 58.5% of total revenue in fiscal 2003.

Total operating expenses decreased 1.9% or $1.3 million in fiscal 2005 from fiscal 2004. The decrease was primarily due to cost cutting efforts across all functions, including restructure activity, primarily in sales and marketing and also in research and development, resulting in lower headcount. As a result of lower headcount, compensation and related costs declined by $4.8 million across all functions. These decreases were offset by restructure costs totaling $4.0 million and third-party costs to implement the requirements of section 404 of the Sarbanes-Oxley Act totaling $457,000. Total operating expenses in fiscal 2004 decreased 3.1% or $2.2 million compared to total operating expenses in fiscal 2003. The decrease was primarily due to lower restructure costs in fiscal 2004 compared to fiscal 2003. Restructure costs in fiscal 2004 and 2003 were $181,000 and $2.1 million, respectively. There were also reductions in sales and marketing and general and administrative spending, due largely to savings attributable to downsizing or closures of some field offices and lower legal fees from fewer legal matters and a shift from the use of outside counsel to in-house resources. These reductions were offset by an increase in research and development spending, mostly due to increased headcount. Excluding restructure costs, total operating expenses for fiscal 2005, 2004, and 2003 were $63.9 million, $69.1 million, and $69.4 million, respectively

Restructure costs in fiscal 2005 included employee separation costs of $3.6 million and lease write-offs and office closure costs of $705,000, offset by a benefit of $246,000. The employee separation costs resulted from two separate reorganizations of our international sales organization in the first and third quarters of fiscal 2005, the second of which also involved research and development and other areas. The lease write-offs and office closure costs resulted from a consolidation of sales and service offices in Vienna and Ashburn, Virginia to a single facility in Dulles, Virginia and closure of the research and design facility in Ottawa, Canada. The benefit resulted from expiration of certain employee benefits from previous restructurings of $205,000 and adjustments to our previous lease restructuring estimates of $41,000. Restructure costs in fiscal 2004 were $181,000, which consisted of $254,000 for a lease write-off and $12,000 for fixed assets write-offs due to the closure of a sales office in Dallas, Texas, offset by $85,000 in adjustments to previous lease restructuring estimates. The closure of the sales office in Dallas was in conjunction with a company-wide initiative to reduce expenses across all functions. Restructure costs in fiscal 2003 were $2.1 million and related to employee separation costs. The reduction in the number of employees was primarily a result of management’s intent to realign the business with revenue levels.

Non-Operating Items

	Year Ended			Year Ended
	March 25, 2005	March 26, 2004	FY 05 vs FY04	March 28, 2003	FY 04 vs FY03
Interest income	$1,831	$1,511	21.2%	$2,508	(39.8)%
Interest expense	$(1,962)	$(2,040)	(3.9)%	$(2,031)	0.4%
Gain on sale of Federal Services Business	$1,500	$1,500	0.0%	$5,000	(70.0)%
Gain on insurance settlement	$—	$—	0.0%	$2,380	(100.0)%
Other income (expense)	$(162)	$152	(206.6)%	$(401)	(137.9)%

The increase in interest income in fiscal 2005 from fiscal 2004, primarily relating to short-term investments, is the result of an increase in total cash and an improvement in returns as a result of higher yields. Total cash increased to $108.7 million as of March 25, 2005 from $102.0 million at March 26, 2004. The cash balance as of March 25, 2005 includes long term restricted cash, included in other assets on our balance sheet, of $697,000 related to performance guarantees on a customer contract and our facilities lease in Fremont, California. The decrease in interest income in fiscal 2004 from fiscal 2003, primarily relating to short term investments, is the result of a declining yield from our investment portfolio.

Interest expense in fiscal 2005, 2004 and 2003 consisted primarily of the interest on our 7 1/4% convertible subordinated debentures. Also included in interest expense in fiscal 2005, 2004 and 2003 is interest related to our $2.0 million note payable to our landlord for building repairs related to our former headquarters. The note was entered into in January 2002 and was payable in monthly installments over 10 years with interest at 10%. We repaid this note in full in the fourth quarter of fiscal 2005.

In fiscal 2005, 2004, and 2003, we recorded gains on the sale of our federal services business (the “Federal Services Business”) of $1.5 million, $1.5 million, and $5.0 million, respectively. These gains resulted from certain milestones being met as part of the sale of the Federal Services Business to CACI, which are now complete.

In fiscal 2003 we recorded a non-recurring gain of $2.4 million related to an insurance settlement related to our former headquarters campus.

Included in other expense in fiscal 2005 is a $96,000 loss on foreign exchange and $43,000 of realized losses on investments. Other income in fiscal 2004 resulted primarily from $148,000 of realized gains on investments. Included in other expense in fiscal 2003 is a $444,000 loss on sales of assets and a $178,000 loss on foreign exchange, offset by $197,000 in realized gains on investments.

Income Tax Provision (Benefit)

Income tax benefit was $1.1 million in fiscal 2005, relating to the reversal of estimated taxes for prior years upon completion of tax inspections in the United Kingdom. Income tax provision was $20,000 in fiscal 2004, due to taxes on our international business. Income tax benefit was $3.8 million in fiscal 2003. Each year, we evaluate the adequacy of our tax liability reserves taking into account the statute of limitations on previously filed tax returns as well as our expected net income (losses). The result of this reevaluation was to reduce the amount of reserves and record an income tax benefit in fiscal 2003.

Cumulative Effect of Change in Accounting Principle Relating to Goodwill

In the first quarter of fiscal 2003, we recorded a charge of $9.6 million for the impairment of goodwill as a result of the implementation of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). This charge was recorded as a cumulative effect of a change in accounting principle in our consolidated financial statements.

Liquidity and Capital Resources

As of March 25, 2005, we had cash balances of $108.7 million, as compared to $102.0 million at the end of fiscal 2004. The 2005 balance includes cash and cash equivalents of $14.3 million, short-term investments of $93.7 million, and long term restricted cash included in other assets on our balance sheet of $697,000 related to performance guarantees on a customer contract and our facilities leases in Fremont, California.

The Company benefited in fiscal 2005 from:

•

$4.2 million in proceeds from issuance of common stock upon the exercise of employee stock activity;

•

a $1.5 million payment from CACI as part of the sale of our Federal Services Business; and

•

a $514,000 refund from duty fees previously paid.

The Company benefited in fiscal 2004 from:

•

$9.0 million in proceeds from issuance of common stock upon the exercise of employee stock options;

•

a $1.5 million payment from CACI as part of the sale of our Federal Services Business;

•

a $600,000 refund from royalties previously paid; and

•

a $267,000 refund of property taxes.

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities in fiscal 2005 was $7.2 million compared to net cash provided by operating activities in fiscal 2004 of $2.0 million and net cash used in operating activities of $1.7 million in fiscal 2003. Non cash adjustments to reconcile net loss to net cash provided by operating activities for fiscal 2005 and fiscal 2004 were due primarily to depreciation and amortization of $8.6 million and $8.8 million, respectively, offset by a gain on the sale of our Federal Services Business of $1.5 million in each year. Non cash adjustments to reconcile net loss to net cash used in operating activities for fiscal 2003 were due primarily to depreciation and amortization of $9.5 million, $3.5 million of insurance settlement proceeds related to our former headquarters campus, and $9.6 million from the cumulative effect of an accounting change relating to goodwill from the implementation of SFAS 142, offset by a $5.0 million gain on the sale of our Federal Services Business and a $2.4 million gain on the insurance settlement. We expect to continue to incur charges for depreciation and amortization but will not have any future gains from the sale of our Federal Services Business. The other items that affect our cash flow from operations are changes in our assets and liabilities accounts, including accounts receivable, inventories, prepaid expenses and other assets, accounts payable, and accrued liabilities. Days sales outstanding (DSO) for the quarter ended March 25, 2005 was reduced to 60 days as compared to 66 days for the quarter ended March 26, 2004, due to the timing of orders shipped in the quarter.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities for fiscal 2005 and fiscal 2004 was $4.2 million and $23.3 million, respectively, compared to net cash provided by investing activities of $5.0 million for fiscal 2003. Net cash provided by (used in) investing activities was in each year affected primarily by the difference between purchases of short-term investments and proceeds from maturity of such investments. In fiscal 2004, we began turning short-term investments more quickly in an effort to maximize returns. As a result, purchases of short-term investments exceeded proceeds from maturities of short-term investments by $4.7 million and $17.7 million in fiscal 2005 and 2004, respectively, whereas in fiscal 2003, purchases were $3.5 million less than proceeds. Net cash provided by (used in) investing activities in fiscal 2005, 2004 and 2003 also included investments in property, plant and equipment of $3.8 million, $5.5 million and $6.4 million, respectively, and proceeds from the sale of our Federal Services Business of $1.5 million, $1.5 million and $5.0 million, respectively .

Net Cash Provided by Financing Activities

Net cash provided by financing activities for fiscal 2005, 2004, and 2003 was $2.4 million, $8.8 million and $1.4 million, respectively, and resulted primarily from the issuance of common stock in connection with activity under employee stock plans, offset in fiscal 2005 by $1.7 million in repayments on our note payable to our landlord, which was repaid in full. Our stock price was $7.10 at March 25, 2005, $11.59 at March 26, 2004, and $6.02 at March 28, 2003. Proceeds from the issuance of common stock from activity under employee stock plans is expected to fluctuate in relation to fluctuations in our stock price.

Summary Disclosures About Contractual Obligations and Commercial Commitments

The following table provides a summary of our contractual obligations and other commercial commitments as of March 25, 2005 (in thousands):

Contractual obligations	Total	2006	2007 to 2008	2009 to 2010	After 2010
Long-term debt	$24,706	$—	$—	$—	$24,706
Interest on long-term debt	17,016	1,791	3,582	3,582	8,061
Operating leases	27,097	4,343	8,226	7,642	6,886
Total contractual obligations	$68,819	$6,134	$11,808	$11,224	$39,653

Several of our international operating leases included in these amounts expire during fiscal 2006.  In fiscal 2005, we paid approximately $545,000 in rent for these facilities. While we expect to renew some of the leases, we cannot predict whether the renewal terms will be similar to the current leases.

From time to time, we enter into contractual commitments to purchase materials and components from suppliers in exchange for favorable pricing or more beneficial terms. As of March 25, 2005, there were no such outstanding commitments.

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

The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model we choose to value stock-based awards, the rate of forfeiture we assume, the method by which we recognize the fair value of awards over the requisite service period, and the transition method we choose for adopting SFAS 123R. SFAS 123R is effective for the first annual reporting period beginning after June 15, 2005 and will be adopted by us in fiscal 2007.

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment. SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123R, the modification of employee share options prior to adoption of Statement 123R and disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to adoption of Statement 123R. We will adopt the provisions of SAB 107, as appropriate, upon implementation of FAS123R in fiscal 2007.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The effective date of this standard is for fiscal periods beginning after June 15, 2005. We are currently evaluating the effect that the adoption of SFAS 153 will have on our consolidated statement of operations and financial condition, but do not expect it to have a material impact.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4 (SFAS 151). The amendments made by SFAS 151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The provisions of SFAS 151 will be applied prospectively. Our historical treatment of inventory costs is consistent with SFAS 151, and we therefore do not expect the adoption of SFAS 151 to have an effect on our consolidated financial statements.

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

For each of the past six fiscal years, we have incurred net losses. Although we have reduced operating expenses over the past several years, we will need revenue to grow in order to achieve profitability. Our circuit-switched product line, Promina, currently provides the majority of our revenue, but revenue from that product line may decline within the next few years. Our newer broadband and IP-telephony product lines, SCREAM and SHOUT, have not yet achieved market acceptance or broad commercial sales, and we are incurring substantial product development and marketing expenses for those product lines. Accordingly, we will not likely be profitable unless our newer product lines achieve commercial success that outpaces the anticipated decline of our Promina product line. In addition, we must contain our operating expenses, many of which are fixed in the short term making it difficult to reduce expenses rapidly in response to shortfalls in revenue.

Our operating results may continue to fluctuate.

Our operating results vary significantly from quarter to quarter.  These fluctuations may result from a number of factors, including:

•

changes in demand for our products, particularly our narrow-band Promina product line;

•

the timing of orders from and shipments to our customers;

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

A significant portion of our total revenue from product sales comes from contracts with governmental agencies, most of which do not include long-term purchase commitments. Historically, the government has been slower to adopt new technology, such as packet-based technology, which has had the effect of extending the product life of our Promina product. While the government has purchased and is evaluating some of our new products for broader deployment, this new business may not be sufficient to offset expected declines in sales of our Promina product. Furthermore, if the government accelerated adoption of new technology, and replaced the Promina product line in their networks with products other than ours, our product revenue would decline sharply. We anticipate that our past experience will result in future contracts with the government; however, we face significant competition in this endeavor. If we fail in renewing a significant number of government contracts or if sales to the government decline sharply, our revenue may not increase to profitable levels.

Through an agreement resulting from the sale of our Federal Services Business to CACI, CACI provides maintenance and other services to our Federal Government customers.  If for any reason our mutual customers are unsatisfied with the services, it could adversely affect sales of our products.

Our success depends on our ability to develop new products and product enhancements that will achieve market acceptance.

Our operating results will depend on the successful design, development, testing, introduction, marketing, and broad commercial distribution of our newer packet-based products, the SCREAM and SHOUT product lines, as well as successful evolution of our Promina product line incorporating packet-based technology. The success of these and other new products is dependent on several factors, including proper product definition, competitive pricing, timely completion and introduction to the market, differentiation from competitors’ products, and broad market acceptance.  The markets for our products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and evolving methods of building and operating networks. For sales to telecommunications carriers, we face stringent product requirements and a reluctance to purchase products from vendors lacking substantial revenue and assets.  We may not successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products. Products and technologies developed by others may render our products or technologies obsolete or non-competitive, which in turn could adversely affect our ability to achieve profitability.

Gross margins could decline over future periods.

Gross margins may be adversely affected in the future due to increases in material and labor costs, increases in subcontractor charges, changes in the mix of products and services we sell, increased sales through resellers, increased warranty costs, or pressure on pricing and margins due to competition. Our newer product lines, SCREAM and SHOUT, currently have lower gross margins than our Promina product line, as a result of customary discounting for early customers and higher per-unit costs associated with low purchase volumes of components. A decline in our gross margins could have a material adverse effect on our business, results of operations and financial condition.

Factors beyond our control could affect our ability to sell into international markets.

We conduct sales and customer support operations in countries outside of the United States and depend on non-US operations of our subsidiaries and distribution partners. As a general rule, international sales tend to have risks that are difficult to foresee and plan for, including political and economic stability, regulatory changes, currency exchange rates, changes in tax rates and structures, and collection of accounts receivable. Further, our international markets are served primarily by non-exclusive resellers who themselves may be severely affected by economic or market changes within a particular country or region. Our future results could be materially adversely affected by a variety of uncontrollable and changing factors that could affect these activities. Unforeseen or unpredictable changes in international markets could have a material adverse effect on our business, results of operations and financial condition.

The market for our products is highly competitive and many of our competitors have greater resources than us.

The market for telecommunication equipment is highly competitive and dynamic, has been characterized by rapid technological changes and shifting customer requirements, and has seen a worldwide migration from existing circuit technology to the new packet-based technologies. We compete directly, both internationally and domestically, with many different companies, some of which are large, established suppliers of end-to-end solutions, such as Alcatel, Cisco, Juniper, Lucent, Nortel and Siemens. In addition to some of these large suppliers, a number of other smaller companies are targeting the same market as us. Additional competition for SCREAM includes Redback, and for our SHOUT product line, competition includes Quintum and Audiocodes.

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

In addition, the networking equipment market has seen the constant introduction of new technologies that has reduced the value of older technology solutions. This has created pricing pressure on older products while increasing the performance expectations of newer networking equipment. Moreover, broadband technology standards are constantly evolving and alternative technologies or technologies with greater capability are constantly introduced and sought by our customers. It is possible that the introduction of other technologies will either supplant our current technologies and technologies we have in development or will require us to significantly lower our prices in order to remain competitive. To remain competitive, we must continue to evolve our SCREAM and SHOUT product lines to meet the ever-changing technology needs of the networking market while ensuring that they can be sold at a competitive price. We also must enhance our Promina product line to provide needed features that increase its overall value for the customer while keeping the price competitive. Due to the competitive nature of the market and the relative age of our Promina product offerings as well as the competitive pressure being exerted on our SCREAM and SHOUT technologies, we may not be able to maintain prices for them at levels that will sustain profitability.

If we are unable to sign competitive resale partners, our future product and service revenue will be adversely affected.

Our international sales are made almost entirely through indirect channels that include distributors and resellers worldwide, and our business strategy includes leveraging resale partners in the United States. In addition, many of our target customers, including telecommunication service providers, rely on systems integrators to incorporate new equipment or services into their networks, and the independent operating companies (IOCs) often work with engineering firms and make purchasing decisions as consortia. While we have begun the process of identifying and signing software application, system integrator and OEM or resale partners, more partners are necessary in these areas for us to be successful. We may also need to pursue strategic partnerships with vendors who have broader technology or product offerings in order to compete with the end-to-end solution providers. Failure to sign up new reseller and strategic partners could affect our ability to grow overall revenue.

Our distributors and resellers often also resell product lines from other companies, including our competitors, some of whom have strong market position relative to net.com. Because of existing relationships that many of our competitors have with distributors and resellers, it is often difficult for us to find a distributor or reseller who is willing and contractually able to resell our products. If we cannot develop relationships with distributors and resellers that can effectively market and sell our products and services, our future revenue will be adversely affected. Our existing reseller agreements do not have minimum purchase requirements.

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

Our success continues to be dependent on our being able to attract and retain highly skilled engineers, managers and other key employees. In most cases, we face significant competition for the most qualified personnel for new positions and to replace departing employees. If we are not able to continue to attract, recruit and retain key personnel, particularly in engineering, sales and marketing positions, we may be unable to meet important company objectives such as product delivery deadlines and sales targets.

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

In addition, there are currently few laws or regulations that govern access or commerce on the Internet. If individual countries, or groups of countries, acting in concert, began to impose regulations or standards on Internet access or commerce including IP telephony, our ability to sell our new SCREAM and SHOUT products or other new products would be adversely impacted if the regulations or standards resulted in decreased demand or increased costs for our products.

New restrictions on trade, such as in response to transfers of jobs from the United States to lower-cost foreign locations, could limit our ability to purchase components from, or outsource functions to, foreign entities, which would likely make it more difficult to maintain competitiveness in the global market. As a result of our current concentration of business to the Federal Government, we are more sensitive to these trade restrictions, whether tariffs, incentives, or government purchasing requirements such as the “Buy American Act,” than we would be with a more diversified customer base.

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

Our corporate headquarters, including most of our research and development operations, are located in the Silicon Valley area of Northern California, a region known for seismic activity. These facilities are located near the San Francisco Bay where the water table is quite close to the surface and where tenants have experienced water intrusion problems in the facilities nearby. A significant natural disaster, such as an earthquake or flood, could have a material adverse impact on our business, operating results, and financial condition.

Any material weakness or significant deficiency identified in our internal controls could have an adverse effect on our business.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their internal control structure and procedures over financial reporting. In addition, our independent accountants must report on management's evaluation as well as evaluate our internal control structure and procedures. Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that there may not be significant deficiencies or material weaknesses that would be required to be reported in the future. In addition, the evaluation process and any required remediation, if applicable, may increase our accounting, legal and other costs, and may divert management resources from other business objectives and concerns.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosure involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

In the first quarter of fiscal 2003, we began using foreign exchange contracts to hedge significant accounts receivable and intercompany account balances denominated in foreign currencies. Market value gains and losses on these hedged contracts are substantially offset by fluctuations in the underlying balances being hedged. At March 25, 2005, our primary net foreign currency exposures were in Japanese yen, British pounds, and Euros. The net financial impact of foreign exchange gains and losses are recorded in other income. Our policy is to not use hedges or other derivative financial instruments for speculative purposes.

We believe our hedging strategy will not have a significant effect on our business, operating results or financial condition. A 10% adverse change in the foreign currency rates affecting the contracts as of their March 25, 2005 levels would decrease the fair value of the contracts by approximately $500,000 and if this occurred, the fair value of the underlying exposures hedged by the contracts should increase or decrease by a similar amount. However, we could have gains or losses in the future if our actual balances differ from the amounts hedged under foreign exchange contracts. The amount of such gains or losses would depend in part on the timing and amount of foreign currency exchange rate movements.

A portion of our investment portfolio is composed of income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. A sensitivity analysis assuming a hypothetical increase or decrease of 10% from levels at March 25, 2005 and March 26, 2004 indicated the fair value of the portfolio would change by approximately $300,000 at March 25, 2005 and an immaterial amount at March 26, 2004. At March 25, 2005, the fair value of the short-term investments was $93.7 million compared to $90.2 million at March 26, 2004.

The fair market value of our convertible subordinated debentures is sensitive to changes in interest rates and to the prices of our common stock into which it can be converted as well as our financial stability. The yield to maturity on the debentures is fixed, therefore the interest expense on the debt does not fluctuate with interest rates. At March 25, 2005, the fair value of the trading debt securities was approximately $21.5 million compared to $21.0 million at March 26, 2004.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Highlights:

(Dollars in thousands, except per share amounts)

	Fiscal year ended
Highlights	March 25, 2005	March 26, 2004
Total revenue	$114,218	$127,036
Loss from operations	$(8,739)	$(1,662)
Net loss	$(6,432)	$(559)
Basic and diluted net loss per share	$(0.26)	$(0.02)
Working capital	$117,245	$114,073
Total assets	$168,476	$172,084
7 ¼% convertible subordinated debentures	$24,706	$24,706
Total stockholders’ equity	$120,611	$123,658
Number of employees	353	410

Quarterly financial data (unaudited):

(Dollars in thousands, except per share amounts)

	Fiscal quarter 2005
	First	Second	Third	Fourth
Total revenue	$29,097	$31,596	$29,677	$23,848
Gross margin	$16,014	$17,159	$15,215	$10,786
Net income (loss)	$(829)	$1,390	$(2,883)	$(4,110)
Basic and diluted net income (loss) per share	$(0.03)	$0.06	$(0.12)	$(0.16)

	Fiscal quarter 2004
	First	Second	Third	Fourth
Total revenue	$34,101	$31,940	$33,871	$27,124
Gross margin	$17,789	$17,320	$18,444	$14,029
Net income (loss)	$1,590	$400	$909	$(3,458)
Basic and diluted net income (loss) per share	$0.07	$0.02	$0.04	$(0.14)

Net income (loss) for the first quarters of fiscal 2005 and fiscal 2004 include a $1.5 million gain in each year, from payments received from CACI related to the fiscal 2001 sale of net.com’s Federal Services Business. On a per share basis, these gains were $0.06 per basic and diluted share in the first quarter of fiscal 2005 and $0.07 per basic share and $0.06 per diluted share in the first quarter of fiscal 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Network Equipment Technologies, Inc.
Fremont, CA:

We have audited the accompanying consolidated balance sheets of Network Equipment Technologies, Inc. and subsidiaries (the “Company”) as of March 25, 2005 and March 26, 2004, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended March 25, 2005. Our audits also included the consolidated financial statement schedule listed in the Index as Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 25, 2005 and March 26, 2004, and the results of their operations and its cash flows for each of the three years in the period ended March 25, 2005 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

As discussed in Note 3 to the financial statements, in 2003 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 25, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 2, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

June 2, 2005

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	March 25, 2005	March 26, 2004
Current assets:
Cash and cash equivalents	$14,325	$8,679
Restricted cash	—	847
Short-term investments	93,686	90,206
Accounts receivable, net of allowance for doubtful accounts and sales returns of $231 at March 25, 2005 and $240 at March 26, 2004	15,725	19,709
Inventories	13,274	13,665
Prepaid expenses and other assets	2,525	2,898
Total current assets	139,535	136,004
Property and equipment:
Machinery and equipment	52,665	58,874
Furniture and fixtures	5,754	6,787
Leasehold improvements	21,201	22,754
	79,620	88,415
Less accumulated depreciation and amortization	(53,302)	(56,992)
Property and equipment, net	26,318	31,423
Other assets	2,623	4,657
Total assets	$168,476	$172,084
Current liabilities:
Accounts payable	$8,602	$6,334
Accrued liabilities	13,688	15,597
Total current liabilities	22,290	21,931
Long-term liabilities:
7 ¼% redeemable convertible subordinated debentures	24,706	24,706
Other long-term liabilities	869	1,789
Total long-term liabilities	25,575	26,495
Stockholders’ equity:
Preferred stock ($0.01 par value; 5,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 50,000 shares authorized; 25,004 and 24,165 shares outstanding at March 25, 2005 and March 26, 2004, respectively)	250	241
Additional paid-in capital	197,507	193,093
Treasury stock	(3,408)	(3,408)
Accumulated other comprehensive income (loss)	(839)	199
Accumulated deficit	(72,899)	(66,467)
Total stockholders’ equity	120,611	123,658
Total liabilities and stockholders’ equity	$168,476	$172,084

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Fiscal Year Ended
	March 25, 2005	March 26, 2004	March 28, 2003
Revenue:
Product	$96,726	$108,127	$101,919
Service and other	17,492	18,909	20,181
Total revenue	114,218	127,036	122,100
Costs of sales:
Cost of product revenue	38,847	43,142	52,480
Cost of service and other revenue	16,197	16,312	18,321
Total cost of sales	55,044	59,454	70,801
Gross margin	59,174	67,582	51,299
Operating expenses:
Sales and marketing	27,530	31,052	32,132
Research and development	26,053	27,609	26,027
General and administrative	10,283	10,402	11,197
Restructure costs	4,047	181	2,079
Total operating expenses	67,913	69,244	71,435
Loss from operations	(8,739)	(1,662)	(20,136)
Interest income	1,831	1,511	2,508
Interest expense	(1,962)	(2,040)	(2,031)
Gain on sale of Federal Services Business	1,500	1,500	5,000
Gain on insurance settlement	—	—	2,380
Other income (expense)	(162)	152	(401)
Loss before taxes	(7,532)	(539)	(12,680)
Income tax provision (benefit)	(1,100)	20	(3,824)
Loss before accounting change	(6,432)	(559)	(8,856)
Cumulative effect of change in accounting principle relating to goodwill	—	—	(9,592)
Net loss	$(6,432)	$(559)	$(18,448)
Per share data:
Basic and diluted loss before accounting change	$(0.26)	$(0.02)	$(0.39)
Cumulative effect of change in accounting principle relating to goodwill – basic and diluted	—	—	(0.43)
Basic and diluted net loss	$(0.26)	$(0.02)	$(0.82)
Common and common equivalent shares:
Basic and diluted	24,531	23,314	22,444
Consolidated Statement of Comprehensive Loss:
Net loss	$(6,432)	$(559)	$(18,448)
Other comprehensive income (loss), net of taxes:
Cumulative translation adjustments	222	481	76
Net unrealized gain (loss) on securities, net of taxes of $0 in 2005, 2004 and 2003	(1,260)	(84)	337
Comprehensive loss	$(7,470)	$(162)	$(18,035)

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	March 25, 2005	March 26, 2004	March 28, 2003
Cash and cash equivalents at beginning of year	$8,679	$20,593	$15,879
Cash flow from operating activities:
Net loss	(6,432)	(559)	(18,448)
Adjustment required to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	8,604	8,751	9,479
Gain on sale of Federal Services Business	(1,500)	(1,500)	(5,000)
Proceeds from insurance settlement	—	—	3,451
Gain on insurance settlement	—	—	(2,380)
Cumulative change in accounting principles relating to goodwill	—	—	9,592
Stock compensation	273	9	—
Loss on disposition of property and equipment	404	99	444
Changes in assets and liabilities:
Accounts receivable	3,984	(5,135)	4,927
Inventories	541	694	235
Prepaid expenses and other assets	193	1,202	2,221
Accounts payable	2,268	870	(2,497)
Accrued and other long-term liabilities	(1,114)	(2,467)	(3,679)
Net cash provided by (used in) operations	7,221	1,964	(1,655)
Cash flow from investing activities:
Purchase of short-term investments	(76,719)	(225,474)	(70,535)
Proceeds from maturities of short-term investments	71,979	207,798	74,021
Purchases of property and equipment	(3,819)	(5,521)	(6,432)
Proceeds from sale of property and equipment	—	—	97
Retirement of property and equipment	—	—	564
Proceeds from sale of Federal Services Business	1,500	1,500	5,000
(Increase) decrease in restricted cash	2,416	(1,752)	1,894
Other assets	460	107	341
Net cash provided by (used in) investing activities	(4,183)	(23,342)	4,950
Cash flow from financing activities:
Issuance of common stock	4,150	8,977	1,562
Repayment of note payable	(1,732)	(144)	(131)
Payment on capital lease	—	—	(53)
Net cash provided by financing activities	2,418	8,833	1,378
Effect of exchange rate on cash	190	631	41
Net increase (decrease) in cash and cash equivalents	5,646	(11,914)	4,714
Cash and cash equivalents at end of year	$14,325	$8,679	$20,593
Other cash flow information:
Cash paid (refunded) during the year:
Interest	$1,929	$1,971	$1,977
Income taxes	$17	$25	$(1,609)
Non cash investing and financing activities:
Unrealized gain (loss) on available-for-sale securities	$(1,260)	$(84)	$337

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Paid in Capital	Treasury Stock	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances, March 29, 2002	22,215	$222	$184,401	$(5,581)	$(611)	$(47,124)	$131,307
Sale of common stock under employee stock benefit plans	101	1	366	—	—	—	367
Reissuance of treasury stock under ESPP	347	3	(645)	2,173	—	(336)	1,195
Net unrealized gain on securities		—	—	—	337	—	337
Cumulative translation adjustment		—	—	—	76	—	76
Net loss		—	—	—	—	(18,448)	(18,448)
Balances, March 28, 2003	22,663	$226	$184,122	$(3,408)	$(198)	$(65,908)	$114,834
Sale of common stock under employee stock benefit plans	1,240	12	7,676	—	—	—	7,688
Sale of common stock under ESPP	262	3	1,295	—	—	—	1,298
Net unrealized loss on securities		—	—	—	(84)	—	(84)
Cumulative translation adjustment		—	—	—	481	—	481
Net loss		—	—	—	—	(559)	(559)
Balances, March 26, 2004	24,165	$241	$193,093	$(3,408)	$199	$(66,467)	$123,658
Sale of common stock under employee stock benefit plans	579	6	2,897	—	—	—	2,903
Sale of common stock under ESPP	260	3	1,517	—	—	—	1,520
Net unrealized loss on securities		—	—	—	(1,260)	—	(1,260)
Cumulative translation adjustment		—	—	—	222	—	222
Net loss		—	—	—	—	(6,432)	(6,432)
Balances, March 25, 2005	25,004	$250	$197,507	$(3,408)	$(839)	$(72,899)	$120,611

See accompanying notes to the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Summary of Significant Accounting Policies

Nature of Business:    Network Equipment Technologies, Inc., doing business as net.com, (net.com or the Company) is a global provider of networking technology platforms that are used for mission-critical communications solutions and adaptive broadband networking. The Company’s multiservice wide area networking (WAN) products, comprising the Promina product line, use circuit-switched technology to provide an effective platform for developing reliable and secure networks. In response to the growth of next-generation networks using packet-switching technologies and the internet protocol (IP), the Company developed its SHOUT platforms for voice over IP telephony (VoIP), and SCREAM platform for broadband services. Network Equipment Technologies, Inc. was founded in 1983 and has been doing business as net.com since 2000.

Principles of Consolidation:    The consolidated financial statements include the accounts of net.com and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation:     net.com uses a 52-week fiscal year ending on the last Friday in March. The fiscal year period being used is intended for better comparability of quarter over quarter results.

The Company has reclassified auction rate securities as short-term investments for all years presented. Auction rate securities are securities with an underlying component of long-term debt or an equity instrument. These auction rate securities trade or mature on a shorter term than the underlying instrument based on an auction bid that resets the interest rate of the security. The auction or reset date occurs at intervals that are typically less than three months providing high liquidity to otherwise longer term investments. Such securities were previously classified as cash and cash equivalents. Accordingly, the Company has reclassified such securities held at March 26, 2004 in the amount of $3.5 million to be consistent with the current classification. There were no such securities held at March 25, 2005. The Company has also revised the presentation in the Consolidated Statements of Cash Flows for the year ended March 26, 2004 to reflect the gross purchases and sales of these securities as investing activities rather than a component of cash and cash equivalents, to be consistent with the current classification. No such securities were purchased or sold during fiscal 2003.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position as of March 25, 2005 and March 26, 2004, and the results of operations and cash flows for the years ended March 25, 2005, March 26, 2004, and March 28, 2003.

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

Short-term Investments:    Short-term investments are primarily composed of highly liquid investments with original maturities of greater than three months at the time of acquisition.  net.com classifies its temporary cash investments as available-for-sale securities. The carrying value of such securities is adjusted to fair market value, with unrealized gains and losses being excluded from earnings and reported as a separate component of stockholders’ equity. Realized gains and losses on the sale or maturity of short-term investments are determined on the basis of specific identification.

Inventories:    Inventories are stated at lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs. Inventories at March 25, 2005 and March 26, 2004 consisted of the following:

(In thousands)	2005	2004
Purchased components	$4,419	$2,814
Work-in-process	7,039	7,324
Finished goods	1,816	3,527
	$13,274	$13,665

Property and Equipment:    Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of generally three to ten years. Leasehold improvements are amortized over the shorter of the respective lease terms or estimated useful lives.

Software Production Costs:    Capitalization of software production costs begins upon the establishment of technological feasibility for the products, and amortization begins when the products are available for release to customers.  net.com assesses the recoverability of capitalized software production costs in light of many factors, including anticipated future revenue, estimated economic useful lives and changes in software and hardware technologies. The Company did not capitalize software production costs in fiscal years 2005, 2004 or 2003. Software production costs are amortized over the lives of the products, generally three years. Amortization of capitalized software was none, $5,000 and $600,000 in fiscal 2005, 2004 and 2003, respectively. Accumulated amortization was $12.8 million and $12.8 million, at March 25, 2005 and March 26, 2004, respectively.

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

Foreign Currency:    The functional currency for net.com’s foreign subsidiaries is the local currency. Assets and liabilities of foreign subsidiaries are translated into dollars at the rates of exchange in effect at the end of the period. Revenue and expenses are translated into dollars at the average exchange rate during the period. Gains and losses from foreign currency translation are included in a separate account in stockholders’ equity in the consolidated balance sheets. Gains and losses from foreign exchange transactions are included in the consolidated statements of operations and have not been significant.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R). net.com will be required to measure the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award rather than apply the intrinsic value measurement provisions of APB 25. Costs determined under SFAS 123R will be recognized over the period during which an employee provides services in exchange for the award, known as the “requisite service period”, which is usually the vesting period. The Company has not yet fully quantified the effects of the adoption of SFAS 123R, but it is expected that the new standard will result in significant stock-based compensation expense.

In accordance with SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosures--an amendment to FASB Statement No. 123, the Company is currently required only to disclose the effects as if the grant-date fair value method had been applied to all current awards. The pro forma effects on net income (loss) and basic and diluted net income (loss) per share, as if the Company had applied the grant-date fair value method and expense recognition provisions of SFAS 123 appear in the following table. Although such pro forma effects of applying SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in significant respects. The actual effects of adopting SFAS 123R will depend on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards, the assumed forfeiture rate, the method of recognizing the fair value of awards over the requisite service period, and the transition method chosen for adopting SFAS 123R. SFAS 123R is effective for the first annual reporting period beginning after June 15, 2005 and will be adopted by the Company in fiscal 2007.

(in thousands, except per share amounts):

	Fiscal Year Ended
	2005	2004	2003
Net loss — as reported	$(6,432)	$(559)	$(18,448)
Add: Stock based employee compensation included in reported net loss, net of related tax effects	4	9	—
Less: Stock-based compensation expense determined by the fair value method, net of tax	(3,343)	(4,128)	(4,580)
Net loss — pro forma	$(9,771)	$(4,678)	$(23,028)
Basic and diluted net loss per common share --as reported	$(0.26)	$(0.02)	$(0.82)
Basic and diluted net loss per common share -- pro forma	$(0.40)	$(0.20)	$(1.03)

net.com’s calculations for option grants were made using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal 2005, 2004, and 2003, respectively: risk free interest rates of 3.39%, 2.47%, and 3.05%; stock price volatility factors of 52%, 61% and 72%; expected option lives of fifty seven months, fifty one months, and fifty one months, and no dividends during the expected term. net.com’s calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.

The fair value of the employee purchase rights under the Employee Stock Purchase Plan was estimated using the same model, but with the following weighted average assumptions for fiscal 2005, 2004 and 2003, respectively: risk free rate of 3.4%, 2.2% and 3.5%; stock price volatility factor of 55%, 66% and 69%; and expected option life of four months for each year.

Financial Statement Estimates:    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such management estimates include, but are not limited to, the allowances for sales returns and potentially uncollectible accounts receivable, the valuation of inventory, warranty costs, the valuation allowance on deferred tax assets, contract terms that have multiple elements, and certain reserves and accruals. Actual results could differ from those estimates.

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

Recently Issued Accounting Standards:

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R). The Company will be required to measure the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award rather than apply intrinsic value measurement provisions of APB 25. Costs determined under SFAS 123R will be recognized over the period during which an employee provides services in exchange for the award, known as the “requisite service period”, which is usually the vesting period. Management has not yet fully quantified the effects of the adoption of SFAS 123R, but expects that the new standard will result in significant stock-based compensation expense.

The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen to value stock-based awards, the rate of forfeiture assumed, the method by which the fair value of awards is recognized over the requisite service period, and the transition method chosen for adopting SFAS 123R. SFAS 123R is effective for the first annual reporting period beginning after June 15, 2005 and will be adopted by the Company in fiscal 2007.

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107 “Share-Based Payment”. SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123R, the modification of employee share options prior to adoption of Statement 123R and disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to adoption of Statement 123R. The provisions of SAB 107, as appropriate, will be adopted upon implementation of FAS123R in fiscal 2007.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The effective date of this standard is for fiscal periods beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated statement of operations and financial condition, but does not expect it to have a material impact.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4 (SFAS 151). The amendments made by SFAS 151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The provisions of SFAS 151 will be applied prospectively. The Company’s historical treatment of inventory costs is consistent with SFAS 151, and it therefore does not expect the adoption of SFAS 151 to have an effect on its consolidated financial statements.

Note 2:  Short-term Investments

Short-term investments at March 25, 2005 and March 26, 2004 consisted of the following:

	2005
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government and municipalities	$46,514	$—	$(511)	$46,003
Corporate notes and bonds	19,566	—	(191)	19,375
Other debt securities	27,342	—	(309)	27,033
Foreign debt issues	1,280	—	(5)	1,275
	$94,702	$—	$(1,016)	$93,686

	2004
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government and municipalities	$35,105	$83	$(3)	$35,185
Corporate notes and bonds	17,708	48	(3)	17,753
Other debt securities	35,888	125	(6)	36,007
Foreign debt issues	1,261	—	—	1,261
	$89,962	$256	$(12)	$90,206

The maturities of short-term investments at March 25, 2005 are as follows:

(in thousands)	Amortized Cost	Estimated Market Value
Due within one year	$41,258	$40,892
Due within one to five years	51,405	50,774
Due within five to ten years	2,039	2,020
Due after ten years	—	—
Total	$94,702	$93,686

Note 3:  Goodwill and other intangible assets

In July 2001, the FASB issued SFAS No. 142, which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion 17, Intangible Assets. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment. net.com adopted SFAS 142 in fiscal 2002 and ceased amortization of all goodwill on March 30, 2002. An impairment loss of $9.6 million related to goodwill was measured as of the date of adoption and recognized as a cumulative effect of a change in accounting principle in fiscal 2002. The standard requires that goodwill be tested for impairment annually, though since the date of adoption there have been no such amounts to be tested. Intangible assets that have finite useful lives, consisting primarily of patents, continue to be amortized over their estimated useful lives. Amortization of patents was $5,000 in each of fiscal 2005, 2004, and 2003.

Note 4:  Accrued Liabilities

Accrued liabilities at March 25, 2005 and March 26, 2004 were as follows:

(In thousands)	2005	2004
Accrued compensation	$4,433	$4,730
Income taxes payable	2,141	3,309
Unearned income	2,661	2,658
Accrued rent	1,375	979
Restructure costs	800	654
Other	2,278	3,267
	$13,688	$15,597

Note 5:  Warranty Accruals

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

Components of the warranty accrual, which are included in accrued liabilities in the accompanying balance sheet, during fiscal 2003, 2004, and 2005 were as follows (in thousands):

Warranty Accrual
Balance at March 29, 2002	$639
Charges to cost of goods sold	210
Charges to warranty accrual	(338)
Other adjustments (1)	(307)
Balance at March 28, 2003	204
Charges to cost of goods sold	261
Charges to warranty accrual	(245)
Other adjustments (1)	(49)
Balance at March 26, 2004	171
Charges to cost of goods sold	171
Charges to warranty accrual	(214)
Other adjustments (1)	(40)
Balance at March 25, 2005	$88

(1) Adjustment resulted from a change in warranty cost estimates primarily from lower hourly costs of labor to repair products and frequency of warranty claims.

Note 6:  Restructure costs

Restructure costs in fiscal 2005 included employee separation costs of $3.6 million and lease write-offs and office closure costs of $705,000, offset by a benefit of $246,000. The employee separation costs resulted from two separate reorganizations of the Company’s international sales organization in the first and third quarters of fiscal 2005, the second of which also involved research and development and other areas of the Company. The lease write-offs and office closure costs resulted from a consolidation of sales and service offices in Vienna and Ashburn, Virginia to a single facility in Dulles, Virginia and closure of the research and design facility in Ottawa, Canada. The benefit resulted from expiration of certain employee benefits from previous restructurings of $205,000 and adjustments to previous lease restructuring estimates of $41,000.

Restructure costs in fiscal 2004 were $181,000, which consisted of $254,000 for a lease write-off and $12,000 for fixed assets write-offs due to the closure of a sales office in Dallas, Texas, offset by $85,000 in adjustments to the Company’s previous lease restructuring estimates. The closure of the sales office in Dallas was in conjunction with a company-wide initiative to reduce expenses across all functions. Restructure costs in fiscal 2003 were $2.1 million, and related to employee separation costs. The reduction in the number of employees was primarily a result of the intent of the Company’s management to realign the business with revenue levels.

The remaining liability for restructuring charges is $800,000 at March 25, 2005, as shown in the table below. Components of accrued restructure costs, which are included in accrued liabilities in the accompanying balance sheets, and changes in accrued amounts related to these restructuring programs during fiscal 2003, 2004, and 2005 were as follows (in thousands):

	Employee Separation Costs & Other	Lease Write-offs & Office Closure Costs	Total
Balance at March 29, 2002	$327	$257	$584
Provision	975	1,104	2,079
Payments	(1,048)	(711)	(1,759)
Balance at March 28, 2003	254	650	904
Provision	—	266	266
Benefit	—	(85)	(85)
Payments	(25)	(406)	(431)
Balance at March 26, 2004	229	425	654
Provision	3,588	705	4,293
Benefit	(205)	(41)	(246)
Payments	(2,737)	(910)	(3,647)
Adjustments (1)	(245)	(9)	(254)
Balance at March 25, 2005	$630	$170	$800

(1)

Adjustment consists of $269,000 of compensation expense for stock options for a former executive included in stockholders’ equity and minor reclassifications of opening balances between employee separation costs & other and lease write-offs & office closure costs.

Accrued liabilities associated with restructuring charges are classified as current, as the Company intends to satisfy these liabilities within the next fiscal year.

Note 7:  Financing Arrangements

net.com entered into a Business Loan Agreement and Security Agreement (Receivables) with Bank of America during fiscal 2005. The agreement provides for a $7.0 million line of credit. The line is available both for cash advances and for standby letters of credit and bears interest at the bank’s prime rate for cash advances and at prime minus 1% for letters of credit (4.75% at March 25, 2005). The line matures in the third quarter of fiscal 2006 and is secured by the Company’s accounts receivable. The agreement requires immediate repayment of all amounts outstanding if the Company’s cash balance, defined as the sum of unrestricted cash and short and long term investments, declines more than $10.0 million quarterly or $30.0 million during the preceding twelve months. As of March 25, 2005, $2.1 million in letters of credit were outstanding.

Note 8:  Commitments and Contingencies

Operating leases:    net.com leases its facilities under operating leases. The minimum future lease commitments under these leases as of March 25, 2005, were as follows (in thousands):

2006	2007	2008	2009	2010	After 2010	Total
$4,343	$4,146	$4,080	$3,819	$3,823	$6,886	$27,097
Less income from subleases						(287)
Net minimum operating lease payments						$26,810

Rental expense under operating leases was $5.5 million, $6.0 million and $6.4 million for fiscal 2005, 2004 and 2003, respectively.

In March 2000, net.com reached a settlement with its landlord and insurance carrier that allowed net.com to move out of damaged facilities and into a new build-to-suit facility adjacent to the old facilities. For the year ended March 28, 2003, net.com recorded a gain of $2.4 million related to the insurance settlement that was reached. This gain represented the difference between the cash received from the insurance carrier of $3.5 million, and moving costs and abandoned leasehold improvements

In January 2002, the Company issued a $2.0 million note payable to its landlord for building repairs related to the Company’s former Fremont, California campus. The note bore interest at 10% and was payable in monthly installments over 10 years. At March 26, 2004, $1.7 million related to this note was included in other long term liabilities. This note was paid in full in fiscal 2005.

Contingencies:    net.com enters into agreements from time to time that require it to indemnify the other party against third party claims. These agreements are primarily: (i) agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their duties to the Company and (ii) agreements with customers or alliance partners under which the Company may be required to indemnify them for claims such as those arising from intellectual property infringement, personal injury, or non-performance under the agreement. Such indemnification provisions are accounted for in accordance with SFAS No. 5, Accounting for Contingencies. Costs incurred related to claims under such indemnification provisions have not been significant.

The terms of such obligations vary. Because the amount of the obligation in these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. No liability has been recorded for such obligations at March 25, 2005.

Product warranty:    See Note 5.

Litigation:    See Note 18.

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

net.com did not repurchase any of its debentures in fiscal 2005, 2004 or 2003. As of March 25, 2005, the outstanding balance of the debentures was $24.7 million.

Note 10:  Capital Stock

Stock repurchase plan:    In April 2005, the Board of Directors approved the repurchase of up to an aggregate of $10 million of its common stock. The repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The repurchase program is expected to continue for up to twenty-four months, subject to changes by the Board of Directors.

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

Preferred Stock:    net.com has authorized 5,000,000 shares of $.01 par value preferred stock. This stock, if issued, will carry liquidation preferences and other rights, as determined by the Board of Directors. As of March 25, 2005, no preferred shares were outstanding.

Reserved Stock:    As of March 25, 2005, net.com had reserved shares of its common stock for the following purposes:

Reserved Shares
Stock option plans:
Outstanding	6,824,100
Available for grant	3,028,663
Convertible subordinated debentures	784,317
Employee stock purchase plan	603,377

Employee Stock Purchase Plan:    Under the employee stock purchase plan, net.com’s employees, subject to certain restrictions, may purchase shares of common stock at a price equal to at least 85% of the lower of the fair market value of the common stock at the beginning of the offering period or the end of each four month period. Shares issued and the weighted average purchase prices are summarized below:

Fiscal year ended	Shares issued	Weighted Average Purchase Price
March 28, 2003	347,097	$ 3.45
March 26, 2004	261,736	$ 4.96
March 25, 2005	259,761	$ 5.85

Stock Options:    net.com grants options to purchase shares of its common stock and is authorized to award restricted shares of common stock pursuant to the terms of its 1993 Stock Option Plan and 1997 Stock Option Program (collectively “option plans”). Stock options generally become exercisable ratably over a four-year period and expire after seven to ten years. Options may be granted to officers, employees, directors and independent contractors to purchase common stock at a price not less than 100% of the fair market value at the date of grant. No restricted stock was awarded in fiscal 2005, 2004, or 2003.

In fiscal 2004, two consultants were issued options, for which the Company has recorded compensation expense. The first consultant received options to purchase a total of 1,000 shares of common stock at an exercise price of $12.84 per share, which was the fair market value on the date of grant. These options were valued using the Black-Scholes option pricing model with the following weighted average assumptions: a risk free rate of 2.0%; stock price volatility factor of 68%; expected option life of twenty four months; and no dividends during the expected term. The value of the options would normally be re-measured at the end of each quarter, but the consultant became an employee of the Company during fiscal 2005, requiring a one-time re-measurement at the time of the change in status. As the option price was greater than the fair market value at the date of the change in status, no additional expense was recorded. These options were outstanding as of March 25, 2005.

The second consultant received options to purchase a total of 10,000 shares of common stock at an exercise price of $11.40 per share, which was the fair market value on the date of grant. These options were valued using the Black-Scholes option pricing model with the following weighted average assumptions: a risk free rate of 2.23%; stock price volatility factor of 68%; expected option life of thirty six months; and no dividends during the expected term. During fiscal 2005, the value of the options was re-measured at the end of each quarter and approximately $15,000 of compensation expense previously recorded was reversed as the fair market value of the Company’s common stock at March 25, 2005 was less than the option price. These options remained outstanding as of March 25, 2005.

Activity in net.com’s option plans is summarized below:

	Shares	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Options outstanding at March 29, 2002	6,759,455	$8.15	3,317,330	$10.14
Granted (weighted avg. fair value of $3.35 per share)	1,875,450	$4.72
Exercised	(101,505)	$3.64
Cancelled	(858,315)	$7.99
Options outstanding at March 28, 2003	7,675,085	$7.39	4,330,804	$8.95
Granted (weighted avg. fair value of $4.33 per share)	702,850	$8.90
Exercised	(1,243,342)	$6.19
Cancelled	(283,339)	$6.52
Options outstanding at March 26, 2004	6,851,254	$7.78	4,520,461	$8.69
Granted (weighted avg. fair value of $2.57 per share)	1,397,749	$7.38
Exercised	(576,008)	$4.53
Cancelled	(848,895)	$7.79
Options outstanding at March 25, 2005	6,824,100	$7.97	4,955,680	$8.37

The following table summarizes information concerning options outstanding and exercisable as of March 25, 2005:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.79	-	$3.63	786,738	6.74	$3.42	610,238	$3.41
$3.75	-	$5.79	1,032,722	7.40	$5.03	632,546	$4.95
$5.97	-	$6.91	1,076,037	9.11	$6.75	433,388	$6.76
$6.94	-	$8.35	724,216	7.22	$7.86	394,423	$7.83
$8.36	-	$8.81	722,397	5.07	$8.75	694,773	$8.76
$8.94	-	$9.94	819,122	4.87	$9.59	772,305	$9.59
$10.00	-	$10.25	893,053	5.29	$10.16	761,490	$10.18
$10.31	-	$13.56	686,465	3.71	$11.95	573,167	$12.03
$13.63	-	$29.75	82,950	1.25	$25.27	82,950	$25.27
$30.00	-	$30.00	400	1.06	$30.00	400	$30.00
$2.79	-	$30.00	6,824,100	6.30	$7.97	4,955,680	$8.37

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

Also as discussed in Note 1, in December 2004, the FASB issued SFAS 123R. Companies will be required to measure the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award rather than apply intrinsic value measurement provisions of APB 25. Costs determined under SFAS 123R will be recognized over the period during which an employee provides services in exchange for the award, known as the “requisite service period”, which is usually the vesting period. The Company has not yet fully quantified the effects of the adoption of SFAS 123R, but it is expected that the new standard will result in significant stock-based compensation expense.

Note 11:  Income Taxes

Loss before income taxes and the provision (benefit) for income taxes consist of the following for fiscal 2005, 2004 and 2003:

(in thousands)	2005	2004	2003
Income (loss) before income taxes:
Domestic	$(7,715)	$768	$(15,461)
Foreign	183	(1,307)	2,781
Total	$(7,532)	$(539)	$(12,680)

Provision (benefit) for income taxes:
Current:
Federal	$(1,160)	$(20)	$(3,760)
State	15	—	-
Foreign	45	40	(64)
	(1,100)	20	(3,824)
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
	—	—	—
	$(1,100)	$20	$(3,824)

The benefit for income taxes reconciles to the amount computed by applying the statutory United States federal rate of 35% to income before income taxes as follows:

(in thousands)	2005	2004	2003
Statutory federal tax provision	$(2,636)	$(189)	$(4,438)
Research and development, and manufacturers’ investment credits	(283)	(826)	(1,160)
Change in valuation allowance	2,921	981	5,558
Release of tax contingency reserve	(1,164)	—	—
Other	62	54	(3,784)
Provision (benefit) for income taxes	$(1,100)	$20	$(3,824)

Deferred tax assets (liabilities) are comprised of the following at March 25, 2005 and March 26, 2004:

(in thousands)	2005	2004
Gross deferred tax assets:
Allowances not currently deductible for tax purposes	$3,822	$4,056
Loss carryforwards	36,199	38,228
Credit carryforwards	19,191	18,379
Depreciation	4,867	—
Gross deferred tax assets	64,079	60,663
Gross deferred tax liabilities:
Depreciation	—	(6,467)
Gross deferred tax liabilities	—	(6,467)
Valuation allowance	(64,079)	(54,196)
Net deferred tax assets	$—	$—

The valuation allowance increased $9.9 million and $2.4 million in fiscal 2005 and 2004 respectively. The Company’s operating loss carryforwards, which have been offset by the valuation allowance, include deferred tax benefits associated with stock options and employee stock purchase plan purchases. These deferred tax benefits of approximately $4.4 million will be credited to additional paid-in-capital when realized. The changes in the valuation allowance resulted from an evaluation by the Company of the positive and negative evidence bearing upon the realization of its deferred tax assets. Under applicable accounting standards, considering the history of losses, the Company concluded that it was appropriate to fully provide for the net deferred tax assets.

As of March 25, 2005, net.com has available federal research and development tax credit carryforwards of $7.9 million expiring in the years 2007 through 2026, and alternative minimum tax credit carryforwards of $2.5 million available indefinitely. At March 25, 2005, state research and development tax credit carryforwards of $11.6 million are also available indefinitely.

The Company has incurred tax losses in the last six fiscal years and, at March 25, 2005, has $92.2 million of federal net operating loss carryforwards and $26.2 million of state operating loss carryforwards available expiring in the years 2007 through 2026. A full valuation allowance against deferred tax assets has been provided, given the uncertainty as to their realization. In future years, these benefits are available to reduce or eliminate taxes on future taxable income. Current federal and state tax laws include provisions that could limit the annual use of the net operating loss carryforwards in the event of certain defined changes in stock ownership. Issuances of common and preferred stock could result in such a change. Accordingly, the annual use of the net operating loss carryforwards may be limited by these provisions, and this limitation may result in the loss of carryforward benefits to the extent the above-limit portion expires before it can be used. The Company has not yet determined the extent of the limitation, if any.

Note 12: Loss Per Share

Basic loss per share has been computed based upon the weighted average number of common shares outstanding for the periods presented. For diluted income per share, shares used in the per share computation include weighted average common and potentially dilutive shares outstanding. Potentially dilutive shares consist of shares issuable upon the assumed exercise of dilutive stock options. These shares totaled 1,183,000, 1,411,000, and 367,000 in fiscal 2005, 2004, and 2003, respectively. Because the Company reported a net loss for fiscal 2005, 2004, and 2003, the calculation of diluted loss per share excluded common stock equivalents as they were anti-dilutive and would have reduced the loss per share. There were 784,000 shares of common stock issuable upon conversion of debentures. These shares and the related effect of the accrued interest on the debentures were not included in the calculation of diluted loss per share for fiscal 2005, 2004, and 2003, as their inclusion would have been anti-dilutive:

	2005	2004	2003
Numerator:
Net loss	$(6,432)	$(559)	$(18,448)
Denominator:
Weighted average shares outstanding – basic	24,531	23,314	22,444
Dilutive effect of options	—	—	—
Total diluted	24,531	23,314	22,444

Basic and diluted net loss per share	$(0.26)	$(0.02)	$(0.82)

Note 13:  Significant Customers

NATO and General Dynamics (a government systems integrator) represented 13.5% and 11.0%, respectively, of total revenue for fiscal 2005. General Dynamics accounted for 12.8% of revenue in fiscal 2004. Excluding aggregate orders from a variety of U.S. government agencies, no other single customer accounted for more than ten percent of net.com’s revenue in fiscal 2005, 2004, or 2003.

Sales to the government sector amounted to 86.6%, 77.5% and 70.5% of total revenue for fiscal 2005, 2004 and 2003, respectively. Of these amounts, 83.7%, 75.6% and 42.9% for fiscal 2005, 2004 and 2003, respectively, was earned under contracts with the Department of Defense (DoD). Under these DoD contracts various government agencies both inside and outside the DoD can order products, installation and service from net.com.

Note 14:  Segment Information

net.com operates in one segment: the design, development, manufacture and sale of networking technology platforms for communications solutions and adaptive broadband networking and associated services used by enterprises, government organizations and carriers worldwide. net.com follows the requirements of SFAS 131, Disclosures about Segments of an Enterprise and Related Information. Following is operating information by geographic territory for fiscal 2005, 2004 and 2003:

(in thousands)		United		Other
2005		States	Europe	International	Eliminations	Totals
	Product	$87,405	$6,945	$2,376	$—	$96,726
	Service and other	13,508	3,478	506	—	17,492
	Total revenue	$100,913	$10,423	$2,882	$—	$114,218
	Long-lived assets	$28,613	$261	$128	$(61)	$28,941

		United		Other
2004		States	Europe	International	Eliminations	Totals
	Product	$90,390	$10,876	$6,861	$—	$108,127
	Service and other	12,955	4,552	1,402	—	18,909
	Total revenue	$103,345	$15,428	$8,263	$—	$127,036
	Long-lived assets	$35,344	$490	$332	$(86)	$36,080

		United		Other
2003		States	Europe	International	Eliminations	Totals
	Product	$78,788	$17,218	$5,913	$—	$101,919
	Service and other	12,968	4,820	2,448	(55)	20,181
	Total revenue	$91,756	$22,038	$8,361	$(55)	$122,100
	Long-lived assets	$49,359	$425	$335	$(13,122)	$36,997

Note 15:  Employee Benefit Plan

net.com has established a 401(k) tax-deferred savings plan, whereby eligible employees may contribute a percentage of their eligible compensation (presently from 1% to 50% to a maximum of $14,000 per year). Company contributions are discretionary and were $409,000, $418,000 and $450,000 for fiscal 2005, 2004 and 2003, respectively.

Note 16:  Financial Instruments Fair Value Disclosure

The estimated fair values of net.com’s financial instruments at March 25, 2005 and March 26, 2004 were as follows (In thousands):

	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Short-term investments	$93,686	$93,686	$90,206	$90,206
Liabilities:
Convertible subordinated debentures	$24,706	$21,494	$24,706	$21,000

The following methods and assumptions were used in estimating the fair values of financial instruments:

Cash and cash equivalents:    The carrying amounts reported in the balance sheets for cash and cash equivalents approximate their estimated fair values due to their short maturities.

Short-term investments:    Fair values are based on quoted market prices. See Note 2.

Convertible subordinated debentures:    Fair values are based on quoted market prices from the last sale prior to the end of the reported period. See Note 9.

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

The foreign exchange forward contracts require net.com to exchange foreign currencies to U.S. dollars or vice versa, and generally mature in one month or less. As of March 25, 2005 and March 26, 2004, net.com had outstanding foreign exchange forward contracts with aggregate notional amounts of $5.2 million and $3.7 million, respectively, which had remaining maturities of one month or less. As of March 25, 2005 the carrying amount, which was also the estimated fair value of the foreign exchange forward contracts, is based on prevailing financial market information.

Note 17:  Sale of N.E.T. Federal, Inc.’s Service Business

On December 1, 2000, net.com sold the assets of its Federal Services Business to CACI International Inc (CACI) for cash consideration of $40.0 million. The assets sold were comprised mainly of service contracts, accounts receivable, spares inventory and fixed assets. In fiscal 2005, net.com received the final payment for the transaction and recorded a gain of $1.5 million related to the sale. During fiscal 2004, net.com earned and recorded a gain of $1.5 million. The total net gain on the sale was $27.9 million. Under an ongoing agreement with CACI, net.com will continue to receive royalties on maintenance revenue. Royalties received under this agreement were $478,000, $449,000, and $460,000 for the fiscal year 2005, 2004, and 2003, respectively.

Note 18: Litigation

In September 2004, a lawsuit related to an employment matter from calendar 2001 was filed against the Company in the United States District Court for the Eastern District of Virginia, Alexandria Division, by the United States Equal Employment Opportunity Commission. In April 2005, the parties reached agreement on the principal terms of a settlement, under which the lawsuit will be dismissed. The terms of the settlement are not material to the Company's financial condition or results of operations.

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

DISCLOSURE CONTROLS

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 25, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. However, all internal control systems, no matter how well conceived and implemented, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 25, 2005.

Our management's assessment of the effectiveness of our internal control over financial reporting as of March 25, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Network Equipment Technologies, Inc.
Fremont, California

We have audited management's assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Network Equipment Technologies, Inc. (the “Company”) maintained effective internal control over financial reporting as of March 25, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 25, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 25, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

 We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheet and the related consolidated statement of operations and comprehensive loss, stockholders’ equity, cash flows and the financial statement schedule of the Company as of and for the year ended March 25, 2005 and our report dated June 2, 2005 expressed an unqualified opinion on those financial statements and the financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

June 2, 2005

ITEM 9B.  OTHER INFORMATION

On March 22, 2005, the Compensation Committee of the Company’s Board of Directors approved an amendment to the Company’s 1993 Stock Option Plan, subject to approval by the Company’s stockholders. The amendment would change the automatic grant provisions under which members of the Board receive stock option grants. The Committee believes that the changes are necessary in order for the Company to continue to recruit and retain qualified persons to serve as members of the Board and its Committees.

Currently, the plan provides that on the date of each annual meeting of stockholders:  (i) each non-employee Director who is elected to the Board at the annual meeting, whether first elected or reelected, is granted an option to purchase 12,000 shares of Common Stock; (ii) each non-employee Director who serves on a committee of the Board is granted an additional option to purchase 4,000 shares of Common Stock; and (iii) each non-employee Director who serves as a Chairperson of a committee is granted a further option to purchase 4,000 shares of Common Stock. A prorated number of shares is awarded in the event of appointment on a date other than the date of an Annual Meeting.

The amendment would (i) add a provision that upon first being elected or appointed to the Board, a new non-employee Director will be granted an initial option to purchase 30,000 shares of Common Stock (in addition to the grant at the annual meeting or proration thereof), and on the date of approval of the amendment, each then-standing non-employee Director will be granted an option to purchase 30,000 shares of Common Stock; (ii) increase the annual grant for serving as the Chairperson of the Audit Committee from 4,000 to 8,000 shares; and (iii) remove the current limitation in the plan that Directors shall receive no other option grants or stock issuances under any Company stock plan.

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

Executive Officers

The executive officers of net.com and their ages at May 27, 2005 are as follows:

Name

Age

Position

Hubert A.J. Whyte

54

President, Chief Executive Officer and Director

Gary L. Lau

56

Senior Vice President, Worldwide Sales and Service

Stephen T. Gleave

40

Vice President, Marketing

Hans Kramer

43

Vice President, Engineering

John F. McGrath, Jr.

40

Vice President and Chief Financial Officer

Jeffrey M. Range

45

Vice President, Operations

Frank Slattery

44

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

Stephen T. Gleave joined net.com in July 2002 as Vice President of Marketing. Mr. Gleave brings over 18 years of experience in the telecommunications industry to net.com. Prior to joining net.com, he was Chief Marketing Officer at Ubiquity, a developer of communications software, for one year. Prior to that, he was VP of Marketing at a number of telecommunications equipment companies, most recently for one and a half years at Jetstream Communications, and before that for one year at Premisys Communications (where he had also served previously). He also held sales and marketing roles at ACC, Newbridge, and Marconi (GEC). Mr. Gleave graduated with first class honors from Bristol University in the U.K. with a degree in Electrical Engineering.

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

John F. McGrath, Jr. joined net.com in November 2001 as Vice President and Chief Financial Officer. Prior to joining net.com, Mr. McGrath served in various financial capacities at Aspect Communications, a developer of hardware and software solutions for customer contact centers, beginning in 1997. His positions with Aspect Communications included Vice President of Finance and Director of Finance for Europe, Middle East, and Africa. Prior to that, he was Director of Finance for TCSI Corporation (a former Teknekron Company). From 1986 to 1991, Mr. McGrath worked as a Manager in the High Technology/Manufacturing Group at Ernst & Young. Mr. McGrath holds an MBA from the Stanford Graduate School of Business and a B.S. in accounting from the University of Wyoming. He is a registered CPA in the state of California. Mr. McGrath is a member of the Board of Directors of Endwave Corporation and a member of the Board of Trustees for The Presidio Fund, a publicly traded mutual fund.

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

Code of Ethics

Our Code of Business Conduct, which covers all directors and employees (including the Chief Executive Officer, Chief Financial Officer and Controller), meets the requirements of the SEC Rules promulgated under Section 406 of the Sarbanes-Oxley Act of 2002 for a code of ethics. The Code of Business Conduct is available free of charge on or through our Internet website located at www.net.com. In addition, any stockholder who wishes to obtain a printed copy of the Code of Business Conduct should write to:  Investor Relations, net.com, 6900 Paseo Padre Parkway, Fremont, California 94555-3660. Since adoption of the Code of Business Conduct, our Board has not granted a waiver of any of its provisions for any director or executive officer.  Any future waivers or amendments will be disclosed on our Internet website.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)

1. Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 25, 2005 and March 26, 2004

Consolidated Statements of Operations and Comprehensive Loss for the years ended

March 25, 2005, March 26, 2004 and March 28, 2003

Consolidated Statements of Cash Flows for the years ended

March 25, 2005, March 26, 2004 and March 28, 2003

Consolidated Statements of Stockholders’ Equity for the years ended

March 25, 2005, March 26, 2004 and March 28, 2003

Notes to Consolidated Financial Statements

2. Index to Consolidated Financial Statement Schedules

Page

Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes thereto.

Separate financial statements of the Registrant are omitted because the Registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements filed, in the aggregate, do not have a minority equity interest and/or long-term indebtedness to any person outside the consolidated group in an amount which together exceeds 5% of total consolidated assets at March 25, 2005.

3. Exhibits

Exhibit No.	Description	Reference
3.1	Registrant’s Restated Certificate of Incorporation, as amended.	(1)
3.2	Registrant’s Bylaws, as amended.	(1)
4.1	Indenture dated as of May 15, 1989 between Registrant and Morgan Guaranty Trust Company of New York.	(2)
4.2	Rights Agreement dated as of August 15, 1989 between Registrant and Equiserv, formerly The First National Bank of Boston, as amended.	(3)
4.2A	Amendment 3 to the Rights Agreement filed as Exhibit 4.2, above.	(4)
4.3	Certificate of Designations of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on August 24, 1989 (Exhibit 4.1 in the Registrant’s Form S-8 Registration Statement).	(5)
10.6*	Officer Employment and Continuation Agreement between Registrant and Hubert A. Whyte.	(6)
10.13*	Change of Control Agreement between the Registrant and Jeffrey M. Range. All of the following persons, which includes all of the Registrant’s other Executive Officers and certain former Executive Officers, have entered into agreements with the Registrant containing these same terms: Stephen T. Gleave, Hans Kramer, Gary L. Lau, John F. McGrath, Jr., Jeffrey M. Range, Frank Slattery, and Hubert A.J. Whyte.	(7)
10.15	Form of Director Indemnification Agreement as signed by all Directors of the Company.	(8)
10.16	Form of Officer Indemnification Agreement as signed by all Executive Officers of the Company.	(8)
10.17*	Corporate Director Compensation Deferral Election Program and 1996 Deferral Form.	(8)
10.23	Headquarters Facilities – Lease between Ardenwood Corporate Park Associates and Network Equipment Technologies, Inc. dated December 21, 2000.	(9)
10.24	Asset Acquisition Agreement dated October 18, 2000, by and among CACI, Inc.-Federal, CACI International Inc, N.E.T. Federal, Inc., and Network Equipment Technologies, Inc.	(10)
10.31*	Registrant’s Amended and Restated 1993 Stock Option Plan, as amended May 16, 2003.	(4)
10.32	Registrant’s Amended and Restated 1997 Stock Option Program, as amended April 16, 2002 (as Exhibit 99.8).	(11)
10.33*	Registrant’s 1998 Employee Stock Purchase Plan, as amended May 16, 2003.	(4)
10.34*	2002 N.E.T. Europe Ltd. Employee Stock Purchase Plan (as Exhibit 99.3).	(12)
10.35*	Separation Agreement dated October 26, 2004 between the Company and John C. Batty	(13)
10.36	Business Loan Agreement and Security Agreement (Receivables) dated November 29, 2004, between the Company and Bank of America N.A.	(13)
21.1	Subsidiaries of Registrant as of May 27, 2005.
23.1	Consent of Independent Registered Public Accounting Firm.
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

(1)

Quarterly Report on Form 10-Q (Commission File No. 0-15323) for the fiscal quarter ended December 24, 1995, originally filed on February 7, 1996.

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

(4)

Annual Report on Form 10-K (Commission File No. 0-15323) for the fiscal year ended March 31, 1990, filed on June 29, 1990.

(5)

Registration Statement on Form S-8 (Nos. 33-33013 and 33-33063), filed on January 19, 1990.

(6)

Annual Report on Form -10K (Commission File No. 15323) for the fiscal year ended March 31, 2000, filed on June 29, 2000.

(7)

Annual Report on Form 10-K (Commission File No. 0-15323) for the fiscal year ended March 31, 1999, filed on June 29, 1999.

(8)

Annual Report on Form 10-K (Commission File No. 0-15323) for the fiscal year ended March 31, 1996, filed on June 21, 1996.

(9)

Annual Report on Form 10-K (Commission File No. 0-15323) for the fiscal year ended March 30, 2001, filed on June 28, 2001.

(10)

Quarterly Report on Form 10-Q (Commission File No. 0-15323) for the fiscal quarter ended September 30, 2000, originally filed on November 13, 2000.

(11)

Annual Report on Form 10-K (Commission File No. 0-15323) for the fiscal year ended March 29, 2002, filed on June 14, 2002.

(12)

Registration Statement on Form S-8 (No. 333-101962), filed on December 18, 2002.

(13)

Quarterly Report on Form 10-Q (Commission File No. 0-15323) for the fiscal quarter ended December 24, 2004, filed on February 2, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK EQUIPMENT TECHNOLOGIES, INC. (Registrant)
Date: June 2, 2005	By: /s/ HUBERT A.J. WHYTE Hubert A.J. Whyte President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOHN F. MCGRATH, JR. John F. McGrath, Jr.	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 2, 2005
/s/ DIXON R. DOLL Dixon R. Doll	Chairman of the Board	June 2, 2005
/s/ FREDERICK D. D’ALESSIO Frederick D. D’Alessio	Director	June 2, 2005
/s/ C. NICHOLAS KEATING, JR. C. Nicholas Keating, Jr.	Director	June 2, 2005
/s/ DAVID R. LAUBE David R. Laube	Director	June 2, 2005
Thomas Rambold	Director	June 2, 2005
/s/ PETER SOMMERER Peter Sommerer	Director	June 2, 2005
/s/ HUBERT A.J. WHYTE Hubert A.J. Whyte	President, Chief Executive Officer and Director (Principal Executive Officer)	June 2, 2005

NETWORK EQUIPMENT TECHNOLOGIES, INC.

SCHEDULE II

Valuation and Qualifying Accounts

(in thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deduction/ write-offs	Balance at end of period
For the year ended March 28, 2003:
Allowance for doubtful accounts and sales returns	$1,896	$-	$169	(1)	$(1,219)	$846
For the year ended March 26, 2004:
Allowance for doubtful accounts and sales returns	$846	$296	$(476)	(1)	$(426)	$240
For the year ended March 25, 2005:
Allowance for doubtful accounts and sales returns	$240	$209	$(155)	(1)	$(63)	$231

(1)  Amount represents additions or deductions to accounts receivable allowances representing sales return reserve that were charged or credited primarily to revenue.

12