Form 10-Q
period 2005-06-24
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2005-08-02
CIK 752431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

 ☒

Quarterly Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934
For the quarterly period ended June 24, 2005.

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

The number of shares outstanding of the registrant's Common Stock, par value $.01, as of July 22, 2005 was 24,739,699.

NETWORK EQUIPMENT TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited — in thousands, except par value)

	June 24, 2005	March 25, 2005
Current assets:
Cash and cash equivalents	$9,393	$14,325
Short-term investments	90,833	93,686
Accounts receivable, net of allowance for doubtful accounts and returns of $31 at June 24, 2005 and $231 at March 25, 2005	12,252	15,725
Inventories	14,851	13,274
Prepaid expenses and other assets	3,978	2,525
Total current assets	131,307	139,535
Property and equipment, net	24,798	26,318
Other assets	2,347	2,623
Total assets	$158,452	$168,476
Current liabilities:
Accounts payable	$5,349	$8,602
Accrued liabilities	13,128	13,688
Total current liabilities	18,477	22,290
Long-term liabilities:
7 ¼% redeemable convertible subordinated debentures	24,706	24,706
Other long-term liabilities	879	869
Total long-term liabilities	25,585	25,575
Stockholders’ equity:
Preferred stock ($0.01 par value; 5,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 50,000 shares authorized; 24,780 and 25,004 shares outstanding at June 24, 2005 and March 25, 2005)	247	250
Additional paid-in capital	197,985	197,507
Treasury stock	(5,184)	(3,408)
Accumulated other comprehensive loss	(658)	(839)
Accumulated deficit	(78,000)	(72,899)
Total stockholders’ equity	114,390	120,611
Total liabilities and stockholders’ equity	$158,452	$168,476

See accompanying notes to condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited — in thousands, except per share amounts)

	Quarter Ended
	June 24, 2005	June 25, 2004
Revenue:
Product	$14,714	$24,393
Service and other	3,659	4,704
Total revenue	18,373	29,097
Costs of revenue:
Cost of product revenue	6,144	9,070
Cost of service and other revenue	3,253	4,013
Total cost of sales	9,397	13,083
Gross margin	8,976	16,014
Operating expenses:
Sales and marketing	6,651	7,735
Research and development	5,722	6,853
General and administrative	2,229	2,667
Restructure costs (benefit)	(66)	1,374
Total operating expenses	14,536	18,629
Loss from operations	(5,560)	(2,615)
Interest income	599	395
Interest expense	(456)	(499)
Gain on sale of Federal Services Business	—	1,500
Other income (expense)	25	(131)
Loss before taxes	(5,392)	(1,350)
Income tax benefit	(291)	(521)
Net loss	$(5,101)	$(829)

Basic and diluted loss per share	$(0.21)	$(0.03)

Basic and diluted common and common equivalent shares	24,869	24,232
Consolidated Statements of Comprehensive Loss:
Net loss	$(5,101)	$(829)
Other comprehensive income (loss), net of taxes:
Cumulative translation adjustments	(202)	55
Net unrealized gain (loss) on securities	384	(878)
Comprehensive loss	$(4,919)	$(1,652)

See accompanying notes to condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited — in thousands)

	Quarter Ended
	June 24, 2005	June 25, 2004
Cash and cash equivalents at beginning of period	$14,325	$8,679
Cash flows from operating activities:
Net loss	(5,101)	(829)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,867	2,218
Gain on sale of Federal Services Business	—	(1,500)
Stock compensation	(8)	—
Loss on disposition of property and equipment	—	41
Changes in assets and liabilities:
Accounts receivable	3,473	(1,418)
Inventories	(1,517)	(126)
Prepaid expenses and other assets	(1,502)	79
Accounts payable	(3,253)	631
Accrued liabilities	(504)	(742)
Net cash used in operating activities	(6,545)	(1,646)
Cash flows from investing activities:
Purchases of short-term investments	(5,782)	(20,476)
Proceeds from sales and maturities of short-term investments	9,019	21,389
Purchases of property and equipment	(403)	(1,696)
Proceeds from sale of Federal Services Business	—	1,500
Decrease in restricted cash	292	—
Other, net	(17)	24
Net cash provided by investing activities	3,109	741
Cash flows from financing activities:
Issuance of common stock	486	651
Repurchase of common stock	(1,780)	—
Repayment of note payable	—	(38)
Net cash provided by (used in) financing activities	(1,294)	613
Effect of exchange rate changes on cash	(202)	54
Net decrease in cash and cash equivalents	(4,932)	(238)
Cash and cash equivalents at end of period	$9,393	$8,441

Other cash flow information:
Cash paid during the year for:
Interest	$896	$939
Income taxes	$9	$13
Non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale securities	$384	$(878)

See accompanying notes to the condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements

Note 1:  Summary of Significant Accounting Policies

Nature of Business:    Network Equipment Technologies, Inc. (the Company) is a global provider of networking technology platforms that are used for mission-critical communications solutions and adaptive broadband networking. The Company’s multiservice wide area networking (WAN) products, comprising the Promina product line, use circuit-switched technology to provide an effective platform for developing reliable and secure networks. In response to the growth of next-generation networks using packet-switching technologies and the Internet protocol (IP), the Company developed its SHOUT platforms for voice over IP telephony (VoIP) and SCREAM platform for broadband services. Network Equipment Technologies, Inc. was founded in 1983.

Note 2.  Summary of Significant Accounting Policies

Principles of Consolidation:    The consolidated financial statements include the accounts of Network Equipment Technologies, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation:     The Company uses a 52-week fiscal year ending on the last Friday in March. The fiscal year period being used is intended for better comparability of quarter over quarter results.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position as of June 24, 2005 and the results of operations and cash flows for the three months ended June 24, 2005 and June 25, 2004. These financial statements should be read in conjunction with the March 25, 2005 audited consolidated financial statements and notes thereto. The results of operations for the three months ended June 24, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2006.

Reclassifications:    Certain prior year amounts have been reclassified to conform to the current year presentation.  Such reclassifications had no impact on net loss or stockholders’ equity for any year presented. Specifically, the Company has reclassified auction rate securities, which were previously classified as cash and cash equivalents, as short-term investments for all periods presented. Auction rate securities are securities with an underlying component of long-term debt or an equity instrument. These auction rate securities trade or mature on a shorter term than the underlying instrument based on an auction bid that resets the interest rate of the security. The auction or reset date occurs at intervals that are typically less than three months, providing high liquidity to otherwise longer term investments. The amount of auction rate securities held at June 25, 2004 that were reclassified is $2.2 million. There were no such securities held at March 25, 2005. The Company has also revised the presentation in the Consolidated Statements of Cash Flows for the quarter ended June 25, 2004 to reflect the gross purchases and sales of these securities as investing activities rather than a component of cash and cash equivalents, to be consistent with the current classification. There were no purchases or sales of auction rate securities in the quarter ended June 24, 2005.

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

For transactions where the Company has not yet obtained customer acceptance, revenue is deferred until the terms of acceptance are satisfied. Where product revenue has been deferred, the Company defers the associated cost of goods until the product revenue is recognized. Revenue for installation or other services such as training is recognized upon completion of the service. Maintenance contract revenue is typically recognized ratably over the period of the contract. For arrangements that involve multiple elements, such as sales of products that include maintenance or installation services, revenue is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element have been met. The Company uses the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and vendor specific objective evidence of the fair value of all the undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of fair value of one or more undelivered elements does not exist, revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

Financial Statement Estimates:    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such management estimates and assumptions include, but are not limited to:  assumptions related to contracts that have multiple elements, the allowances for sales returns and potentially uncollectible accounts receivable, the valuation of inventory, warranty costs, the valuation allowance on deferred tax assets, certain reserves and accruals, and assumptions related to stock-based compensation. Actual results could differ from those estimates.

Stock-Based Compensation:    The Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Accordingly, no compensation expense has been recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation. Expense associated with stock-based compensation is amortized on an accelerated basis under Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, over the vesting period of each individual award.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). The Company will be required to measure the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award rather than apply the intrinsic value measurement provisions of APB 25. Costs determined under SFAS 123R will be recognized over the period during which an employee provides services in exchange for the award, known as the “requisite service period,” which is usually the vesting period. The Company has not yet fully quantified the effects of the adoption of SFAS 123R, but it is expected that the new standard will result in significant stock-based compensation expense.

In accordance with SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosures--an amendment to FASB Statement No. 123, the Company is currently required only to disclose the effects as if the grant-date fair value method had been applied to all current awards. The pro forma effects on net income (loss) and basic and diluted net income (loss) per share, as if the Company had applied the grant-date fair value method and expense recognition provisions of SFAS 123 appear in the following table. Although such pro forma effects of applying SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in significant respects. The actual effects of adopting SFAS 123R will depend on numerous factors and assumptions including the valuation model chosen by the Company to value stock-based awards, the assumed forfeiture rate, the method of recognizing the fair value of awards over the requisite service period, and the transition method chosen for adopting SFAS 123R. SFAS 123R is effective for the first annual reporting period beginning after June 15, 2005 and will be adopted by the Company in fiscal 2007.

(in thousands, except per share amounts):	Quarter Ended
	June 24, 2005	June 25, 2004
Net loss – as reported	$(5,101)	$(829)
Less: Stock-based compensation expense determined by the fair value method, net of related tax effects	(556)	(676)
Net loss – pro forma	$(5,657)	$(1,505)

Basic and diluted loss per share – as reported	$(0.21)	$(0.03)
Basic and diluted loss per share – pro forma	$(0.23)	$(0.06)

Credit Risks:    The Company’s credit evaluation process and the reasonably short collection terms help to mitigate credit risk. The Company typically does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. The Company maintains reserves for known recourse obligations and estimated bad debts.

Recently Issued Accounting Standards:    In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections.” SFAS 154 amends APB 20, concerning the accounting for changes in accounting principles, requiring retrospective application to prior periods’ financial statements of changes in an accounting principle, unless it is impracticable to do so. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The Company will adopt SFAS 154 in fiscal 2007 but does not expect it to have a significant effect on the Company’s financial statements.

Note 3.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs. Inventories consisted of the following (in thousands):

	June 24, 2005	March 25, 2005
Purchased components	$4,916	$4,419
Work-in-process	7,458	7,039
Finished goods	2,477	1,816
	$14,851	$13,274

Note 4.  Loss Per Share

The following table sets forth the computation of the numerator and denominator used in the computation of basic and diluted net loss per share (in thousands):

	Quarter Ended
	June 24, 2005	June 25, 2004
Numerator:
Net loss	$(5,101)	$(829)
Denominator:
Weighted average shares of common stock outstanding - basic	24,869	24,232
Dilutive effect of options	—	—
Weighted average shares of common stock outstanding - diluted	24,869	24,232

Basic loss per share has been computed based upon the weighted average number of common shares outstanding for the periods presented. For diluted loss per share, shares used in the per share computation include weighted average common and potentially dilutive shares outstanding. Potentially dilutive shares consist of shares issuable upon the assumed exercise of dilutive stock options. These shares totaled 297,000 and 1,066,000 for the quarters ended June 24, 2005 and June 25, 2004, respectively. Because the Company reported net losses for the quarters ended June 24, 2005 and June 25, 2004, the calculation of diluted loss per share excluded common stock equivalents as they were anti-dilutive and would have reduced the loss per share. There were 784,000 shares of common stock issuable upon conversion of debentures. These shares and the related effect of the accrued interest on the debentures were not included in the calculation of diluted loss per share for the quarters ended June 24, 2005 and June 25, 2004, as their inclusion would have been anti-dilutive.

Note 5.  Restructure Costs

The Company recorded a restructure benefit of $66,000 in the first quarter of fiscal 2006 from the expiration of certain employee benefits originally accrued in October 2004. Restructure costs in the first quarter of fiscal 2005 included employee separation costs of $896,000 and lease write-offs and office closure costs of $478,000. The employee separation costs resulted from a reorganization of the Company’s international sales organization. The lease write-offs and office closure costs resulted from a consolidation of sales and service offices in Vienna and Ashburn, Virginia to a single facility in Dulles, Virginia.

The remaining liability for restructuring charges is $505,000 at June 24, 2005, as shown in the table below. Components of accrued restructure costs, which are included in accrued liabilities in the accompanying balance sheets, and changes in accrued amounts related to these restructuring programs during fiscal 2006, are as follows (in thousands):

	Employee Separation Costs & Other	Lease Write-offs & Office Closure Costs	Total
Balance at March 25, 2005	$630	$170	$800
Benefit	(66)	—	(66)
Payments	(176)	(53)	(229)
Balance at June 24, 2005	$388	$117	$505

Accrued liabilities associated with restructuring charges are classified as current, as the Company intends to satisfy these liabilities within the next fiscal year.

In the second quarter of fiscal 2006, the Company has implemented a reduction in force. In addition, the Company announced it will consolidate its Fremont, California facility from two buildings to one in the same quarter. The Company expects to record pre-tax restructure costs estimated to be between $16.0 and $17.0 million in the second quarter of fiscal 2006. Of this estimate, approximately $2.0 million relates to employee separation costs and the remainder to lease write-offs and office closure costs.

Note 6.  Sale of N.E.T. Federal, Inc.’s Service Business

On December 1, 2000, the Company sold the assets of its Federal Services Business to CACI International Inc. (CACI) for cash consideration of $40.0 million. The assets sold were comprised mainly of service contracts, accounts receivable, spares inventory and fixed assets. In the first quarter of fiscal 2005, the Company received the final payment for the transaction and recorded a gain of $1.5 million related to the sale. The total net gain on the sale was $27.9 million. Under an ongoing agreement with CACI, the Company will continue to receive royalties on maintenance revenue. Royalties received under this agreement were $123,000 and $125,000 in the first quarters of fiscal 2006 and 2005, respectively.

Note 7.  Warranty Accruals

The Company generally warrants hardware product and software for twelve months. The software warranty entitles the customer to bug fixes but not software upgrades during the warranty period. The Company’s methodology is to accrue warranty expense based on historical expense trends calculated as a percentage of product sales. Actual expenses are charged against the accrual in the period they are incurred. On a quarterly basis, the warranty accrual is analyzed for adequacy based on actual trends and subsequent adjustments are made as necessary.

Components of the warranty accrual, which are included in accrued liabilities in the accompanying balance sheet, were as follows (in thousands):

	Quarter Ended
	June 24, 2005	June 25, 2004
Balance at beginning of period	$88	$171
Charges to cost of goods sold	39	60
Charges to warranty accrual	(71)	(55)
Other adjustments (1)	22	(16)
Balance at end of period	$78	$160

(1)

Adjustments result from changes in warranty cost estimates related to labor costs to repair products and frequency of warranty claims.

Note 8.  Income Taxes

The Company has incurred tax losses in prior fiscal years and, at March 25, 2005, had an estimated $92.2 million of federal net operating loss carryforwards expiring in the years 2021 through 2026 and $26.2 million of state operating loss carryforwards available expiring in the years 2006 through 2016. A full valuation allowance against deferred tax assets has been provided, given the uncertainty as to their realization. In future years, these benefits are available to reduce or eliminate taxes on future taxable income. Current federal and state tax laws include provisions that could limit the annual use of the net operating loss carryforwards in the event of certain defined changes in stock ownership. Issuances of common and preferred stock could result in such a change. Accordingly, the annual use of the net operating loss carryforwards may be limited by these provisions, and this limitation may result in the loss of carryforward benefits to the extent the above-limit portion expires before it can be used. The Company has not yet determined the extent of the limitation, if any.

The Company continually evaluates the risks associated with tax returns that have not yet passed the statutory period for examination by tax authorities in various jurisdictions. When such periods are completed, estimated taxes previously provided may be adjusted, dependent upon the outcome of examinations, if any. Such benefits, related to our U.K. operations, were recorded in the first quarters of fiscal 2006 and 2005 in the amounts of $299,000 and $526,000, respectively.

Note 9.  Financing Arrangements

The Company entered into a Business Loan Agreement and Security Agreement (Receivables) with Bank of America during fiscal 2005. The agreement provides for a $7.0 million line of credit. The line is available both for cash advances and for standby letters of credit and bears interest at the bank’s prime rate for cash advances and at prime minus 1% for letters of credit (5.0% at June 24, 2005). The line will expire in the third quarter of fiscal 2006 and is secured by the Company’s accounts receivable. The agreement requires immediate repayment of all amounts outstanding if the Company’s cash balance, defined as the sum of unrestricted cash and short and long-term investments, declines more than $10.0 million quarterly or $30.0 million during the preceding twelve months. As of June 24, 2005, the Company was in compliance with all covenants and $2.4 million in letters of credit were outstanding.

Note 10. Stock Repurchase Plan

In April 2005, the Board of Directors approved and the Company publicly announced a plan for the repurchase of up to $10 million of the Company’s common stock. Repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The repurchase program is expected to continue for up to twenty-four months. During the quarter ended June 24, 2005, the Company repurchased 337,000 shares at an average price per share of $5.28, for a total of $1.8 million.

Note 11.  Litigation

In September 2004, a lawsuit related to an employment matter from calendar 2001 was filed against the Company in the United States District Court for the Eastern District of Virginia, Alexandria Division, by the United States Equal Employment Opportunity Commission. In April 2005, the parties reached agreement on the principal terms of a settlement, under which the lawsuit has been dismissed. The terms of the settlement are not material to the Company's financial condition or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This discussion and analysis should be read in conjunction with Part II of our Form 10-K for the fiscal year ended March 25, 2005. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. A forward-looking statement may contain words such as “plans,” “hopes,” “believes,” “estimates,” “will continue to be,” “will be,” “continue to,” “expect to,” “anticipate that,” “to be,” or “can impact.” Forward-looking statements are based upon management expectations and involve risks and uncertainties that may cause actual results to differ materially from those anticipated in the forward-looking statements. Many factors may cause actual results to vary including, but not limited to, the factors discussed in this Form 10-Q. The Company expressly disclaims any obligation or undertaking to revise or publicly release any updates or revisions to any forward-looking statement contained in this Form 10-Q. Investors should carefully review the risk factors described in this Form 10-Q along with other documents the Company files from time to time with the Securities and Exchange Commission (SEC).

Significant Accounting Policy Judgments and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates and assumptions, which we evaluate on an on-going basis, include, but are not limited to:  assumptions related to contracts that have multiple elements, the allowances for sales returns and potentially uncollectible accounts receivable, the valuation of inventory, warranty costs, the valuation allowance on deferred tax assets, certain reserves and accruals, and assumptions related to stock-based compensation. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Actual results could differ from those estimates.

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the foregoing disclosure. Changes in estimates used in these and other items could have a material effect on our financial statements.

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

For transactions where we have not yet obtained customer acceptance, revenue is deferred until the terms of acceptance are satisfied. Where product revenue has been deferred, we defer the associated cost of goods until the product revenue is recognized. Revenue for installation or other services such as training is recognized upon completion of the service. Maintenance contract revenue is typically recognized ratably over the period of the contracts. For arrangements that involve multiple elements, such as sales of products that include maintenance or installation services, revenue is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element have been met. We use the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and vendor specific objective evidence of the fair value of all the undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of fair value of one or more undelivered elements does not exist, revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). We will be required to measure the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award rather than apply the intrinsic value measurement provisions of APB 25. We will recognize costs determined under SFAS 123R over the period during which an employee provides services in exchange for the award, known as the “requisite service period,” which is usually the vesting period. We have not yet fully quantified the effects of the adoption of SFAS 123R, but expect that the new standard will result in significant stock-based compensation expense.

The actual effects of adopting SFAS 123R will depend on numerous factors and assumptions including the valuation model we choose to value stock-based awards, the rate of forfeiture we assume, the method by which we recognize the fair value of awards over the requisite service period, and the transition method we choose for adopting SFAS 123R.

SFAS 123R is effective for the first annual reporting period beginning after June 15, 2005 and will be adopted by us in fiscal 2007.

Deferred Taxes:   We have incurred tax losses in prior fiscal years and, at March 25, 2005, we have an estimated $92.2 million of federal net operating loss carryforwards available expiring in the years 2021 through 2026 and $26.2 million of state operating loss carryforwards available expiring in the years 2006 through 2016. We have provided a full valuation allowance against our deferred tax assets, given the uncertainty as to their realization. In future years, these benefits are available to reduce or eliminate taxes on future taxable income. Current federal and state tax laws include provisions that could limit the annual use of our net operating loss carryforwards in the event of certain defined changes in stock ownership. Our issuances of common and preferred stock could result in such a change. Accordingly, the annual use of our net operating loss carryforwards may be limited by these provisions, and this limitation may result in the loss of carryforward benefits to the extent the above-limit portion expires before it can be used. We have not yet determined the extent of the limitation, if any.

Results of Operations

The following table depicts selected data derived from our condensed consolidated statements of operations expressed as a percentage of revenue for the periods presented:

	Quarter Ended
	June 24, 2005	June 25, 2004
Percent of revenue
Product	80.1%	83.8%
Service and other	19.9	16.2
Total revenue	100.0	100.0

Product gross margin	58.2	62.8
Service and other gross margin	11.1	14.7
Total gross margin	48.9	55.0

Sales and marketing	36.2	26.6
Research and development	31.1	23.6
General and administrative	12.1	9.2
Restructure costs (benefit)	(0.4)	4.7
Total operating expenses	79.1	64.1
Loss from operations	(30.3)	(9.1)

Other income, net	0.1	4.7
Interest income (expense), net	0.8	(0.4)
Loss before taxes	(29.3)	(4.8)
Income tax benefit	(1.6)	(1.8)
Net loss	(27.8)%	(3.0)%

Overview and Highlights

•

We have been seeking to expand sales of SHOUT and SCREAM into a variety of markets, particularly to enterprise customers, while continuing to leverage our Promina product and government sales channel. During the first quarter, we hired new sales personnel to focus on enterprise customers and our newer products, which serve the growing voice over Internet protocol (VoIP) and broadband technology markets. We also continue to leverage our historically strong position in the narrowband market to drive sales.

•

Promina and sales to the government sector have declined, but continue to account for the substantial majority of our revenue. To date, we have been successful in extending the lifecycle of Promina by continually expanding its functionality, but we are focused on growing revenue through our new products. Promina product revenue was 78.8% and 86.3% of product revenue in the first quarters of fiscal 2006 and 2005, respectively. Revenue from sales to government customers accounted for $15.8 million or 85.9% of revenue in the first quarter of fiscal 2006 compared to $24.1 million or 82.9% of revenue in the first quarter of fiscal 2005. Promina revenue has been declining as the networking equipment market continues to move to Internet protocol (IP). The decline in Promina revenue was made worse in the first quarter of fiscal 2006 by a slowdown in the government sector, which we believe was due in part to delays in the release of funds from government agencies to our system integrator partners and delays in purchasing decisions by government organizations as they evaluate various issues involved in migrating to an all-IP strategy.

•

New product revenue has grown. Revenue from our new products, SHOUT, SCREAM, SCREAMlink, IP trunk, and netMS, was $3.3 million, 22.3% of product revenue, in the first quarter or fiscal 2006, compared to $2.8 million, 11.5% of product revenue, in the first quarter of fiscal 2005.

•

Our new products have been deployed in a variety of applications. Our newer products, which were originally introduced for telecommunications carriers, are now being deployed to other markets, principally the enterprise and government markets. Our new products have been used for applications such as migration of existing private-branch exchange (PBX) networks to VoIP technology and secure communications also using VoIP. Our SHOUT and SCREAM products have also been deployed by IOCs for VoIP and other broadband applications. To address these opportunities, we have augmented our enterprise sales channel through the addition of experienced personnel and pursuit of key enterprise partnerships.

•

We continue to reduce costs and expenses throughout the organization. Operating expenses decreased $4.1 million or 22.0% in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005. In addition, we further reduced our workforce in the beginning of the second quarter of fiscal 2006 and will consolidate our Fremont, California facility into a single building.

•

Our cash position remains strong. Total cash, which includes cash equivalents, restricted cash and short-term investments, was $100.6 million at June 24, 2005, including $405,000 in long-term restricted cash related to a performance guarantee on a customer contract. This compares to $100.0 million at June 25, 2004, including $2.3 million in long-term restricted cash related to our Fremont, California facility lease and performance guarantees on customer contracts.

Revenue

	June 24, 2005	June 25, 2004	Change
Product	$14,714	$24,393	(39.7)%
Service and other	3,659	4,704	(22.2)
Total revenue	$18,373	$29,097	(36.9)%

The decrease in total revenue in the first quarter of fiscal 2006 from the first quarter of fiscal 2005 is due primarily to a decrease in product revenue.

Product revenue decreased $9.7 million to $14.7 million in the first quarter of fiscal 2006 from $24.4 million in the first quarter of fiscal 2005 primarily due to a decrease in product revenue from the government sales channel. Government product revenue decreased $8.0 million in the first quarter of fiscal 2006 from $21.2 million in the first quarter of fiscal 2005. The decrease in government product revenue in the first quarter of fiscal 2006 is due to delays in receiving some orders from the government sector which we believe was due both to a general slowdown in release of funds from government agencies to our system integrator partners as well as indecision by government organizations as they evaluate migrating to all IP.

The timing of revenue from government contracts continues to be difficult to predict, and resulting revenue varies. Product revenue is generated primarily from our circuit switched product line, Promina, which accounts for the majority of our product sales worldwide. We have developed new products, SHOUT and SCREAM, for the IP telephony and broadband equipment markets, as well as IP trunk for Promina and the SCREAMlink program, which help established Promina customers migrate to IP. Product revenue from new products, including SHOUT, SCREAM, SCREAMlink, IP trunk, and netMS, was $3.3 million in the first quarter of fiscal 2006 or 22.3% of product revenue compared to $2.8 million in the comparable quarter of fiscal 2005 or 11.5% of product revenue. We expect the level of revenue from these new products, which are in the early stage of customer adoption with prolonged sales cycles, to fluctuate in the near term until we establish a broader customer base. Additionally, the recognition of revenue from some recent sales will depend on customer deployment schedules and the timing of contractual acceptance provisions being met, which could cause significant fluctuations in our revenue in the near term.

Service and other revenue decreased $1.0 million to $3.7 million in the first quarter of fiscal 2006 from $4.7 million in the first quarter of fiscal 2005. The reduction in service and other revenue is primarily from non-government customers, due largely to a decline in the installed base of equipment held by them.

Gross Margin

	Quarter Ended
	June 24, 2005	June 25, 2004
Product gross margin	58.2%	62.8%
Service and other gross margin	11.1	14.7
Total gross margin	48.9%	55.0%

Total gross margin decreased in the first quarter of fiscal 2006 compared to the prior year comparative period. The decrease in total gross margin in the first quarter of fiscal 2006 resulted from lower product gross margin and, to a lesser extent, lower service and other gross margin.

The decrease in product gross margin in the first quarter of fiscal 2006, compared to the prior year comparative period, is due to lower product revenue and a higher mix of new product revenue as a percentage of total product revenue. The lower product revenue required relatively fixed production overhead costs to be spread over less product revenue. Our newer product lines, SHOUT and SCREAM, currently have lower gross margins than our Promina product line, as a result of customary discounting for early customers and higher per-unit costs associated with low purchase volumes of components.

Product gross margin will be primarily dependent upon the mix of products sold. As we grow new product revenue, we expect gross margins on the new products to increase. Additionally, the outsourcing of all manufacturing processes, completed during the first quarter of fiscal 2006, should result in lower fixed production costs as labor and facility costs of the contract manufacturer are lower than we experienced performing our own manufacturing in California.

The decrease in service and other gross margin in the first quarter of fiscal 2006, compared to the prior year comparative period is due to lower revenue, primarily from our commercial customers. A decline in the installed base of our equipment, coupled with the reliability of our Promina product, has resulted in an overall decline in service revenue. While service and other costs decreased in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005, the decrease did not fully offset the reduced service and other revenue.

Service and other gross margin will be primarily dependent upon the level of service contracts and the mix of service between our commercial and government customers. Our government customers can contract service directly from us or from a third party. In the event government customers contract directly with us, we must still incur third party costs to deliver the service, which adversely affects our service margin.

Operating Expenses

	Quarter Ended
	June 24, 2005	June 25, 2004	Change
Sales and marketing	$6,651	$7,735	(14.0)%
Research and development	5,722	6,853	(16.5)
General and administrative	2,229	2,667	(16.4)
Restructure costs (benefit)	(66)	1,374	(104.8)
Total operating expenses	$14,536	$18,629	(22.0)%

Total operating expenses were 79.1 % of total revenue in the first quarter of fiscal 2006, compared to 64.1 % of total revenue in the prior year comparative period.

Total operating expenses decreased $4.1 million to $14.5 million in the first quarter of fiscal 2006 from $18.6 million in the first quarter of fiscal 2005. The decrease was primarily due to cost cutting efforts across all functions, including restructure activity which occurred in fiscal 2005 in sales and marketing and in research and development, resulting in lower headcount. As a result of lower headcount, compensation and related costs decreased by $1.6 million across all functions in the first quarter of fiscal 2006 as compared to the comparable quarter in the prior year. Restructure costs in the first quarter of fiscal 2005 were $1.4 million compared to a restructure benefit of $66,000 in the first quarter of fiscal 2006.

We recorded a restructure benefit of $66,000 in the first quarter of fiscal 2006 from the expiration of certain employee benefits originally accrued in fiscal 2005. Restructure costs of $1.4 million in the first quarter of fiscal 2005 included employee separation costs of $896,000 and lease write-offs and office closure costs of $478,000. The employee separation costs resulted from a reorganization of our international sales organization. The lease write-offs and office closure costs resulted from a consolidation of the sales and service offices in Vienna and Ashburn, Virginia to a single facility in Dulles, Virginia.

A further reduction in force has been implemented in the second quarter of fiscal 2006 to bring operating expenses in line with current revenue. In addition, we announced we will consolidate our Fremont, California facility from two buildings to one in the same quarter. We expect to record pre-tax restructure costs estimated to be between $16.0 million and $17.0 million in the second quarter of fiscal 2006. Of this estimate, approximately $2.0 million relates to employee separation costs and the remainder to lease write-offs and office closure costs.

Non-Operating Items

	Quarter Ended
	June 24, 2005	June 25, 2004	Change
Interest income	$599	$395	51.6%
Interest expense	$(456)	$(499)	(8.6)%
Gain on sale of Federal Services Business	$—	$1,500	(100.0)%
Other income (expense)	$25	$(131)	119.1%

The increase in interest income in the first quarter of fiscal 2006 from the prior year comparative period is the result of increased yields on short-term investments. Total cash remained flat at $100.6 million as of June 24, 2005 compared to $100.0 million as of June 25, 2004. Total cash at June 24, 2005 includes long-term restricted cash, included in other assets on our balance sheet, of $405,000 related to a performance guarantee on a customer contract. Total cash at June 25, 2004 included $2.3 million in long-term restricted cash, included in other assets, related to our facilities lease in Fremont, California and performance guarantees on customer contracts.

Interest expense in the first quarters of fiscal 2006 and 2005 consisted primarily of the interest on our 7 1/4% convertible subordinated debentures. Interest expense in the first quarter of fiscal 2005 included interest related to a note payable to our landlord for building repairs related to our former headquarters. The note, which bore interest at 10%, was repaid in full in the fourth quarter of fiscal 2005.

In the first quarter of fiscal 2005, we recorded a gain on the sale of our Federal Services Business of $1.5 million. This gain resulted from certain milestones being met as part of the sale of the Federal Services Business to CACI, which are now complete.

Included in other income in the first quarter of fiscal 2006 was a $40,000 gain on foreign exchange offset by $15,000 in realized losses on investments. Other expense in the first quarter of fiscal 2005 was comprised primarily of a $108,000 loss on foreign exchange.

Income Tax Provision (Benefit)

Income tax benefit was $291,000 and $521,000 for the first quarter of fiscal 2006 and fiscal 2005, respectively. The income tax benefit for the first quarters of fiscal 2006 and 2005 included $299,000 and $526,000, respectively, for the reversal of estimated taxes for prior years upon completion of tax inspections in the United Kingdom. We continually evaluate the risks associated with tax returns that have not yet passed the statutory period for examination by tax authorities in various jurisdictions. When such periods are completed, estimated taxes previously provided may be adjusted, dependent upon the outcome of examinations, if any.

Liquidity and Capital Resources

Liquidity and capital resources include cash balances, cash provided by operating activities, and committed credit lines:

Cash balances.  As of June 24, 2005, we had cash balances of $100.6 million, including cash equivalents, restricted cash, and short-term investments, as compared to $100.0 million as of June 25, 2004. These balances include long-term restricted cash of $405,000 and $2.3 million at June 24, 2005 and June 25, 2004, respectively, related to performance guarantees on customer contracts and our facilities lease in Fremont, California and are included in other assets on our balance sheet.

Net Cash Used in Operating Activities.  Net cash used in operating activities for the first quarter of fiscal 2006 was $6.5 million, compared to $1.7 million for the prior year comparable period. Non-cash adjustments to reconcile net loss to net cash used by operating activities for the first quarter of fiscal 2006 primarily included depreciation and amortization of $1.9 million. Non-cash adjustments to reconcile net loss to net cash used in operating activities for the first quarter of fiscal 2005 primarily included depreciation and amortization of $2.2 million, offset by a $1.5 million gain on the sale of our Federal Services Business. We expect to continue to incur charges for depreciation and amortization, but will not have any future gains from CACI. The other items that affect our cash flow from operations are changes in our assets and liabilities accounts, including accounts receivable, inventories, prepaid expenses and other assets, accounts payable, and accrued liabilities. Days sales outstanding (DSO) was 61 days and 66 days for the first quarters of fiscal 2006 and 2005, respectively.

Credit lines.  We maintain a $7.0 million line of credit that is available both for cash advances and for standby letters of credit. It bears interest at the bank’s prime rate for cash advances and at prime minus 1% for letters of credit (5.0% at June 24, 2005). The line will expire in the third quarter of fiscal 2006 and is secured by our accounts receivable. The agreement requires immediate repayment of all amounts outstanding if our cash balance, defined as the sum of unrestricted cash and short and long-term investments, declines more than $10.0 million quarterly or $30.0 million during the preceding twelve months. As of June 24, 2005, we were in compliance with all debt covenants, and $2.4 million in letters of credit were outstanding.

Other elements that impact our liquidity include net cash provided by investing activities and net cash provided by (used in) financing activities:

Net Cash Provided by Investing Activities.  Net cash provided by investing activities in the first quarters of fiscal 2006 and fiscal 2005 was $3.1 million and $741,000, respectively. Proceeds from sales and maturities of short-term investments exceeded purchases of short-term investments by $3.2 million and $913,000 in the first quarter of fiscal 2006 and 2005, respectively. The increase in proceeds from sales and maturities of short-term investments in the first quarter of fiscal 2006 is a result of requiring cash to fund our stock repurchase program and to fund current operations. Investments in property, plant and equipment were $403,000 and $1.7 million in the first quarter of fiscal 2006 and 2005, respectively. In the first quarter of fiscal 2005, net cash provided by investing activities included $1.5 million in proceeds from the sale of our Federal Services Business. We expect investments in property, plant and equipment to be in line with the investments made during the first quarter of fiscal 2006, and we will receive no further cash from the sale of our Federal Services Business.

Net Cash Provided by (Used in) Financing Activities.  Net cash used in financing activities in the first quarter of fiscal 2006 was $1.3 million primarily due to repurchases of common stock totaling $1.8 million during the quarter under our stock repurchase program, offset by $486,000 from the issuance of common stock under employee stock plans. Net cash provided by financing activities in the first quarter of fiscal 2005 was $613,000, of which $651,000 came from the issuance of common stock under employee stock plans, offset by $38,000 used for principal payments on the note payable to our landlord related to our former headquarters. This note was repaid in fiscal 2005. We will continue to invest in our own stock in the near term. Future proceeds to us from the issuance of common stock under employee stock plans will be affected by fluctuations in our stock price.

Contractual Obligations and Commercial Commitments

Our contractual obligations consist of facilities leases with noncancellable terms in excess of one year and principal and interest on our 7 ¼% redeemable convertible subordinated debentures. There were no significant changes to these obligations during the first quarter of fiscal 2006.

In the normal course of business, we enter into contractual commitments to purchase materials and components from suppliers in exchange for favorable pricing or more beneficial terms. As of June 24, 2005, there were no such outstanding commitments.

We believe that our existing cash and cash equivalents, short-term investments and cash flows from operations will be sufficient to fund operations at least through the next twelve months. We believe the most strategic uses of our cash resources in the near term include repurchase of shares, strategic investments to gain access to new technologies, acquisitions, and working capital.

Off-Balance Sheet Arrangements

There are no transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of our capital resources.

Recently Issued Accounting Standards

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections.” SFAS 154 amends APB 20, concerning the accounting for changes in accounting principles, requiring retrospective application to prior periods’ financial statements of changes in an accounting principle, unless it is impracticable to do so. SFAS 154 is effective for fiscal years beginning after December 15, 2005. We will adopt SFAS 154 in fiscal 2007 and do not expect it to have a significant impact on our financial statements.

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

For each of the past seven fiscal years, we have incurred net losses. Although we have reduced operating expenses over the past several years, we will need revenue to grow in order to achieve profitability. Our circuit-switched product line, Promina, currently provides the majority of our revenue, but revenue from that product line has declined in recent quarters. Our newer IP-telephony and broadband services product lines, SHOUT and SCREAM, have not yet achieved market acceptance or broad commercial sales, and we are incurring substantial product development and marketing expenses for those product lines. Accordingly, we will not likely be profitable unless our newer product lines achieve commercial success that outpaces the anticipated decline of our Promina product line. In addition, we must contain our operating expenses, many of which are fixed in the short term making it difficult to reduce expenses rapidly in response to shortfalls in revenue.

Our operating results may continue to fluctuate.

Our operating results vary significantly from quarter to quarter. These fluctuations may result from a number of factors, including:

•

changes in demand for our products, particularly our narrowband Promina product line;

•

the timing of orders from, and shipments to, our customers;

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

•

the trading volume of our common stock; and

•

repurchases we make of our common stock.

We are dependent on revenue from the Promina product line.

Currently, we derive the majority of our product revenue from our Promina product line, a circuit-based narrowband technology. The market for our Promina product is expected to decline as networks are expected to increasingly employ packet-based broadband technology. This technology migration resulted in a significant drop in sales of our Promina products in the commercial markets over the last several years. We have recently experienced  this decline extending into our government markets in a similar fashion. If this decline continues before we gain traction on our newer packet-based broadband product lines, our revenue will decrease, and our business and results of operations will suffer. Although we have developed a migration path to broadband technology through the SCREAMlink program, this strategy may not materially mitigate this decline.

A significant portion of our revenue is generated from sales to governmental agencies.

A significant portion of our total revenue from product sales comes from contracts with governmental agencies, most of which do not include long-term purchase commitments. Historically, the government has been slower to adopt new technology, such as packet-based technology, which has had the effect of extending the product life of our Promina product. While the government has purchased and is evaluating some of our new products for broader deployment, this new business may not develop quickly or be sufficient to offset expected declines in sales of our Promina product. Furthermore, if the government accelerated adoption of new technology, and replaced the Promina product line in their networks with products other than ours, our product revenue would decline sharply. We anticipate that our past experience will result in future contracts with the government; however, we face significant competition in this endeavor. If we fail in renewing a significant number of government contracts or if sales to the government decline sharply, our revenue may not increase to profitable levels.

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

Our operating results will depend on the successful design, development, testing, introduction, marketing, and broad commercial distribution of our newer packet-based products, the SHOUT and SCREAM product lines, as well as successful evolution of our Promina product line incorporating packet-based technology. The success of these and other new products is dependent on several factors, including proper product definition, competitive pricing, timely completion and introduction to the market, differentiation from competitors’ products, and broad market acceptance.  The markets for our products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and evolving methods of building and operating networks. For sales to telecommunications carriers, we face stringent product requirements and a reluctance to purchase products from vendors lacking substantial revenue and assets. We may not successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products. Products and technologies developed by others may render our products or technologies obsolete or non-competitive, which in turn could adversely affect our ability to achieve profitability.

Gross margins could decline over future periods.

Gross margins may be adversely affected in the future due to increases in material and labor costs, increases in subcontractor charges, changes in the mix of products and services we sell, increased sales through resellers, increased warranty costs, or pressure on pricing and margins due to competition. Our newer product lines, SHOUT and SCREAM, currently have lower gross margins than our Promina product line, as a result of customary discounting for early customers and higher per-unit costs associated with low purchase volumes of components. A decline in our gross margins could have a material adverse effect on our business, results of operations and financial condition.

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

The market for our products is highly competitive and many of our competitors have greater resources than we do.

The market for telecommunication equipment is highly competitive and dynamic, has been characterized by rapid technological changes and shifting customer requirements, and has seen a worldwide migration from existing circuit technology to the new packet-based technologies. We compete directly, both internationally and domestically, with many different companies, some of which are large, established suppliers of end-to-end solutions, such as Alcatel, Cisco, Juniper, Lucent, Nortel and Siemens. In addition to some of these large suppliers, a number of other smaller companies are targeting the same market as we do. Additional competition for SHOUT includes Quintum and Audiocodes, and for SCREAM, competition includes Redback.

Some of our larger competitors have significantly greater financial, marketing and technical resources than we have and offer a wider range of networking products than we offer. They are often able to devote greater resources to the development, marketing and sale of their products and to use their equity or significant cash reserves to acquire other companies with technology and/or products that compete directly with ours. They often can compete favorably on price because their large product selection allows them to bundle multiple solutions together without significantly affecting their overall product margins. The smaller companies have more ability than we do to focus their resources on a particular product development unencumbered by the requirements to support an existing product line. As a result of the flexibility of their market strategies, our competitors may be able to obtain strategic advantages that may adversely affect our business, financial condition or results of operations.

In addition, the networking equipment market has seen the constant introduction of new technologies that has reduced the value of older technology solutions. This has created pricing pressure on older products while increasing the performance expectations of newer networking equipment. Moreover, broadband technology standards are constantly evolving and alternative technologies or technologies with greater capability are constantly introduced and sought by our customers. It is possible that the introduction of other technologies will either supplant our current technologies and technologies we have in development, or will require us to significantly lower our prices in order to remain competitive. To remain competitive, we must continue to evolve our SHOUT and SCREAM product lines to meet the ever-changing technology needs of the networking market while ensuring that they can be sold at a competitive price. We also must enhance our Promina product line to provide needed features that increase its overall value for the customer while keeping the price competitive. Due to the competitive nature of the market and the relative age of our Promina product offerings as well as the competitive pressure being exerted on our SHOUT and SCREAM technologies, we may not be able to maintain prices for them at levels that will sustain profitability.

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

Our distributors and resellers often also resell product lines from other companies, including our competitors, some of whom have strong market position relative to the Company. Because of existing relationships that many of our competitors have with distributors and resellers, it is often difficult for us to find a distributor or reseller who is willing and contractually able to resell our products. If we cannot develop relationships with distributors and resellers that can effectively market and sell our products and services, our future revenue will be adversely affected. Our existing reseller agreements do not have minimum purchase requirements.

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

Our success continues to be dependent on our being able to attract and retain highly skilled engineers, managers and other key employees. In most cases, we face significant competition for the most qualified personnel for new positions and to replace departing employees. If we are not able to continue to attract, recruit and retain key personnel, particularly in engineering and sales and marketing positions, we may be unable to meet important company objectives such as product delivery deadlines and sales targets.

Our ability to ship our products in a timely manner is dependent on the availability of component parts and other factors.

Several key components of our products are available only from a single source, including certain integrated circuits and power supplies. Depending upon the component, there may or may not be alternative sources or substitutes. Some components are purchased through purchase orders without an underlying long-term supply contract, and some components are in short supply generally throughout the industry. If a required component were no longer available, we might have to significantly reengineer the affected product. Further, variability in demand and cyclical shortages of capacity in the semiconductor industry have caused lead times for ordering parts to increase from time to time. Delays may occur as a result of factors beyond our control, including weather-related delays. If we encounter shortages or delays in receiving ordered components or if we are not able to accurately forecast our ordering requirements, we may be unable to ship ordered products in a timely manner, resulting in decreased revenue.

Generally, our customer contracts allow the customers to reschedule delivery dates or cancel orders within certain time frames before shipment without penalty and outside those time frames with a penalty. Because of these and other factors, there are risks of excess or inadequate inventory that could negatively affect our expenses, revenue and earnings. Additionally, defense expedite (“DX”)-rated orders from the Federal Government, which by law receive priority, can interrupt scheduled shipments to our other customers.

We single-source our manufacturing processes; a failure or delay by a contract-manufacturing vendor could affect our ability to ship our products timely.

We outsource all product manufacturing, including assembly and structural test, and have recently consolidated our outsourced manufacturing to a single vendor, located in the eastern United States. In addition, we recently completed outsourcing to that vendor the functional test, systems integration, and order fulfillment functions, which, historically, we have performed in-house at our Fremont, California facility. Any difficulties with the transition could cause delays in customer product shipments or otherwise negatively affect our results of operations. While subcontracting creates substantial cost efficiencies in the manufacturing process, it also exposes us to delays in product shipments should the contract manufacturer be unable to perform. We have agreed to compensate our contract manufacturers in the event of termination or cancellation of orders, discontinuance of product, or excess material created by an engineering change. Also, should a contract manufacturer in some future period decide not to renew our contract with them, it would be difficult for us to quickly transfer our manufacturing requirements to another vendor, likely causing substantial delays in customer product shipments and affecting our revenue and results of operations. If we transition product manufacturing to a new vendor, the transition itself and the lack of experience and adjustments to working with the new vendor could cause delays in customer product shipments or otherwise negatively affect our results of operations.

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

For each of our product lines, we license some of our technology from third parties. These licenses are generally limited in duration or by the volume of shipments of the licensed technology. In addition, some of these licenses contain limitations on distribution of the licensed technology or provide for expiration upon certain events, such as a change in control of the company. If the relevant licensing agreement expires or is terminated without our being able to renew that license on commercially reasonable terms, or if we cannot obtain a license for our products or enhancements on our existing products we may be unable to market the affected products. For many of these technologies, we rely on the third-party providers to update and maintain the technology, fixing errors and adding new features. If the third-party providers do not adequately update and maintain these technologies, whether due to changes in their product direction, their own financial difficulties, or other reasons, we would need to seek alternative means to fulfill the ongoing requirements for our products that incorporate the third-party technology. If we are unable to find alternative means of fulfilling the ongoing requirements, we may be unable to market the affected products.

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

In addition, there are currently few laws or regulations that govern access or commerce on the Internet. If individual countries, or groups of countries, acting in concert, began to impose regulations or standards on Internet access or commerce including IP telephony, our ability to sell our new SHOUT and SCREAM products or other new products would be adversely impacted if the regulations or standards resulted in decreased demand or increased costs for our products.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their internal control structure and procedures over financial reporting. In addition, our independent accountants must report annually on management's evaluation as well as evaluate our internal control structure and procedures. Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that there may not be significant deficiencies or material weaknesses that would be required to be reported in the future. In addition, the evaluation process and any required remediation, if applicable, may increase our accounting, legal and other costs, and may divert management resources from other business objectives and concerns.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There is no material change in the information reported under Part II, Item 7A of our 10-K for the fiscal year ended March 25, 2005.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Section 13(a) or Section 15(d), management, under the supervision and with the participation of the chief executive officer (“CEO”) and chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures at the end of the period covered by this report as well as any changes in disclosure controls and procedures that occurred during the period covered by this report. Our management, including our CEO and CFO, has concluded that our disclosure controls and procedures are effective as of June 24, 2005.

During the quarter ended June 24, 2005, the following significant change in our internal control over financial reporting occurred:

We completed the outsourcing of our manufacturing and order fulfillment processes to a single contract manufacturer in the first quarter of fiscal 2006. Certain control activities previously performed by us are now being performed by the contract manufacturer. We have reviewed and tested control activities that integrate the outsourced functions into our system of internal controls over financial reporting. We have also added an additional control activity related to inventory cycle counts. We have tested the additional control activity to ensure effectiveness of internal controls over financial statements.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and correct any deficiencies that we may discover in the future. Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

in thousands, except per share amounts:
Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
March 26 – April 22, 2005	87	$ 5.23	87	$9,545
April 23 – May 20, 2005	250	$ 5.30	250	$8,220
May 21 – June 24, 2005	—	—	—	$8,220
	337	$ 5.28	337	$8,220

(1) In April 2005, the Board of Directors approved and the Company publicly announced the repurchase of up to $10 million of the Company’s common stock. Repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The repurchase program is expected to continue for up to twenty-four months.

ITEM 6.  EXHIBITS

(a) Exhibits

31.1

Rule 13a-14(a) Certification (CEO)

31.2

Rule 13a-14(a) Certification (CFO)

32.1

Section 1350 Certification (CEO)

32.2

Section 1350 Certification (CFO)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 2, 2005

NETWORK EQUIPMENT
TECHNOLOGIES, INC.

/s/ C. NICHOLAS KEATING, JR.
C. Nicholas Keating, Jr.
President and Chief Executive Officer

/s/ JOHN F. MCGRATH, JR.

John F. McGrath, Jr.
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)