Form 10-Q
period 2005-09-30
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2005-11-09
CIK 752431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

 ☒

Quarterly Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  ☐ Yes  ☒ No

The number of shares outstanding of the registrant's Common Stock, par value $.01, as of October 28, 2005 was 24,618,740.

NETWORK EQUIPMENT TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited — in thousands, except par value)

	September 30, 2005	March 25, 2005
Current assets:
Cash and cash equivalents	$9,050	$14,325
Restricted cash	405	—
Short-term investments	85,193	93,686
Accounts receivable, net of allowance for doubtful accounts and returns of $180 at September 30, 2005 and $231 at March 25, 2005	15,208	15,725
Inventories	14,012	13,274
Prepaid expenses and other assets	3,641	2,525
Total current assets	127,509	139,535
Property and equipment, net	23,312	26,318
Other assets	1,951	2,623
Total assets	$152,772	$168,476
Current liabilities:
Accounts payable	$6,777	$8,602
Accrued liabilities	12,388	13,688
Total current liabilities	19,165	22,290
Long-term liabilities:
7 ¼% redeemable convertible subordinated debentures	24,706	24,706
Other long-term liabilities	1,312	869
Total long-term liabilities	26,018	25,575
Stockholders’ equity:
Preferred stock ($0.01 par value; 5,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 50,000 shares authorized; 24,583 and 25,004 shares outstanding at September 30, 2005 and March 25, 2005)	245	250
Additional paid-in capital	198,900	197,507
Treasury stock	(7,081)	(3,408)
Accumulated other comprehensive loss	(752)	(839)
Accumulated deficit	(83,723)	(72,899)
Total stockholders’ equity	107,589	120,611
Total liabilities and stockholders’ equity	$152,772	$168,476

See accompanying notes to condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited — in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30, 2005	September 24, 2004	September 30, 2005	September 24, 2004
Revenue:
Product	$18,138	$27,461	$32,852	$51,854
Service and other	3,497	4,135	7,156	8,839
Total revenue	21,635	31,596	40,008	60,693
Costs of revenue:
Cost of product revenue	8,097	10,120	14,241	19,190
Cost of service and other revenue	3,087	4,317	6,340	8,330
Total cost of sales	11,184	14,437	20,581	27,520
Gross margin	10,451	17,159	19,427	33,173
Operating expenses:
Sales and marketing	6,515	6,816	13,166	14,551
Research and development	6,049	7,088	11,771	13,941
General and administrative	2,758	2,442	4,987	5,109
Restructure and other costs (benefit)	1,981	(103)	1,915	1,271
Total operating expenses	17,303	16,243	31,839	34,872
Income (loss) from operations	(6,852)	916	(12,412)	(1,699)
Interest income	669	405	1,268	800
Interest expense	(462)	(504)	(918)	(1,003)
Gain on sale of Federal Services Business	—	—	—	1,500
Other income (expense)	33	(26)	58	(157)
Income (loss) before taxes	(6,612)	791	(12,004)	(559)
Income tax benefit	(890)	(599)	(1,181)	(1,120)
Net income (loss)	$(5,722)	$1,390	$(10,823)	$561

Basic and diluted net income (loss) per share	$(0.23)	$0.06	$(0.44)	$0.02

Common and common equivalent shares:
Basic	24,624	24,343	24,742	24,286
Diluted	24,624	25,070	24,742	24,650
Consolidated Statements of Comprehensive Loss:
Net income (loss)	$(5,722)	$1,390	$(10,823)	$561
Other comprehensive income (loss), net of taxes:
Cumulative translation adjustments	8	(94)	(194)	(39)
Net unrealized gain (loss) on securities	(102)	256	282	(622)
Comprehensive income (loss)	$(5,816)	$1,552	$(10,735)	$(100)

See accompanying notes to condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited — in thousands)

	Six Months Ended
	September 30, 2005	September 24, 2004
Cash and cash equivalents at beginning of period	$14,325	$8,679
Cash flows used in operating activities:
Net income (loss)	(10,823)	561
Adjustments required to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,778	4,424
Gain on sale of Federal Services Business	—	(1,500)
Stock compensation	106	—
Loss on disposition of property and equipment	—	41
Changes in assets and liabilities:
Accounts receivable	517	(4,505)
Inventories	(594)	956
Prepaid expenses and other assets	(1,153)	143
Accounts payable	(1,825)	(44)
Accrued liabilities	(823)	(85)
Net cash used in operating activities	(10,817)	(9)
Cash flows from investing activities:
Purchases of short-term investments	(20,881)	(48,263)
Proceeds from sales and maturities of short-term investments	29,656	47,237
Purchases of property and equipment	(977)	(2,479)
Retirements of property and equipment	67	—
Proceeds from sale of Federal Services Business	—	1,500
Decrease in restricted cash	292	298
Other, net	(28)	(12)
Net cash provided by (used in) investing activities	8,129	(1,719)
Cash flows from financing activities:
Issuance of common stock	1,288	1,511
Repurchase of common stock	(3,681)	—
Repayment of note payable	—	(78)
Net cash provided by (used in) financing activities	(2,393)	1,433
Effect of exchange rate changes on cash	(194)	(38)
Net decrease in cash and cash equivalents	(5,275)	(333)
Cash and cash equivalents at end of period	$9,050	$8,346

Other cash flow information:
Cash paid during the year for:
Interest	$901	$987
Income taxes	$9	$13
Non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale securities	$282	$(622)

See accompanying notes to the condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements

Note 1:  Summary of Significant Accounting Policies

Nature of Business:    Network Equipment Technologies, Inc. (the Company or N.E.T.) is a global provider of networking technology platforms that are used for mission-critical communications solutions and adaptive broadband networking. The Company’s multiservice wide area networking (WAN) products, comprising the Promina product line, use circuit-switched technology to provide an effective platform for developing reliable and secure networks. In response to the growth of next-generation networks using packet-switching technologies and the Internet protocol (IP), the Company developed its SHOUT platforms for voice over IP telephony (VoIP) and SCREAM platform for broadband services. N.E.T. was founded in 1983.

Note 2.  Summary of Significant Accounting Policies

Principles of Consolidation:    The consolidated financial statements include the accounts of N.E.T. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation:    The Company’s fiscal year ends on the last Friday in March. In most years, the fiscal year is 52 weeks, with each quarter comprised of thirteen weeks, which allows comparability of quarter over quarter results. Fiscal year 2006 includes a 53rd week, with the extra week included in the three month period ended September 30, 2005.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position as of September 30, 2005 and the results of operations and cash flows for the six month periods ended September 30, 2005 and September 24, 2004. These financial statements should be read in conjunction with the March 25, 2005 audited consolidated financial statements and notes thereto. The results of operations for the three and six months ended September 30, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2006.

Reclassifications:    Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no effect on net loss or stockholders’ equity for any year presented. Specifically, the Company has reclassified auction rate securities, which were previously classified as cash and cash equivalents, as short-term investments for all periods presented. Auction rate securities are securities with an underlying component of long-term debt or an equity instrument. These auction rate securities trade or mature on a shorter term than the underlying instrument based on an auction bid that resets the interest rate of the security. The auction or reset date occurs at intervals that are typically less than three months, providing high liquidity to otherwise longer term investments. The amount of auction rate securities held at September 24, 2004 that were reclassified is $750,000. There were no such securities held at March 25, 2005. The Company has also revised the presentation in the condensed consolidated statements of cash flows for the six months ended September 24, 2004 to reflect the gross purchases and sales of these securities as investing activities rather than a component of cash and cash equivalents, to be consistent with the current classification.

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

In accordance with SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosures--an amendment to SFAS No. 123, the Company is currently required only to disclose the effects as if the grant-date fair value method had been applied to all current awards. The pro forma effects on net income (loss) and basic and diluted net income (loss) per share, as if the Company had applied the grant-date fair value method and expense recognition provisions of SFAS No. 123 appear in the following table. Although such pro forma effects of applying SFAS No. 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in significant respects. The actual effects of adopting SFAS 123R will depend on numerous factors and assumptions including the valuation model chosen by the Company to value stock-based awards, the assumed forfeiture rate, the method of recognizing the fair value of awards over the requisite service period, and the transition method chosen for adopting SFAS 123R. SFAS 123R is effective for the first annual reporting period beginning after June 15, 2005 and will be adopted by the Company in its first quarter of fiscal 2007.

(in thousands, except per share amounts):	Three Months Ended		Six Months Ended
	September 30, 2005	September 24, 2004	September 30, 2005	September 24, 2004
Net income (loss) – as reported	$(5,722)	$1,390	$(10,823)	$561
Less: Stock-based compensation expense determined by the fair value method, net of related tax effects	(436)	(963)	(1,048)	(1,711)
Net income (loss) – pro forma	$(6,158)	$427	$(11,871)	$(1,150)
Basic and diluted net income (loss) per share – as reported	$(0.23)	$0.06	$(0.44)	$0.02
Basic and diluted net income (loss) per share – pro forma	$(0.25)	$0.02	$(0.48)	$(0.05)

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

Recently Issued Accounting Standards:    In May 2005, the FASB issued SFAS No. 154 Accounting Changes and Error Corrections. SFAS 154 amends APB 20 and addresses the accounting for changes in accounting principles, requiring retrospective application to prior periods’ financial statements of changes in an accounting principle, unless it is impracticable to do so. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The Company will apply the provisions of SFAS 154 beginning in the first quarter of fiscal 2007. The impact of this standard will depend upon accounting changes that may occur or errors that would be identified, in future periods, if any.

Note 3.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs. Inventories consisted of the following:

(in thousands)	September 30, 2005	March 25, 2005
Purchased components	$4,666	$4,419
Work-in-process	6,481	7,039
Finished goods	2,865	1,816
	$14,012	$13,274

Note 4.  Income (Loss) Per Share

The following table sets forth the computation of the numerator and denominator used in the computation of basic and diluted net income (loss) per share:

(in thousands, except per share amounts)	Three Months Ended		Six Months Ended
	September 30, 2005	September 24, 2004	September 30, 2005	September 24, 2004
Numerator:
Net income (loss)	$(5,722)	$1,390	$(10,823)	$561
Denominator:
Weighted average shares of common stock outstanding - basic	24,624	24,343	24,742	24,286
Dilutive effect of options	—	727	—	364
Weighted average shares of common stock outstanding - diluted	24,624	25,070	24,742	24,650

For basic net income (loss) per share, the denominator is the weighted average number of common shares outstanding for the periods presented. For diluted net income per share, the denominator also includes potentially dilutive shares, which consist of shares issuable upon the exercise of dilutive stock options. These shares, which are not included in the computations of diluted net loss per share as they are anti-dilutive and reduce the loss per share, totaled 215,000 and 265,000 for the three and six months ended September 30, 2005, respectively.

There are 784,000 shares of common stock issuable upon conversion of debentures. These shares and the related effect of the accrued interest on the debentures were not included in the calculation of diluted net loss per share for the three and six month periods ended September 30, 2005 and September 24, 2004, as their inclusion would have been anti-dilutive.

Note 5.  Restructure and Other Costs

The restructure and other costs of $2.0 million for the quarter ended September 30, 2005 consisted of employee separation costs, including $1.1 million related to the severance agreement with the Company’s former chief executive officer. The remaining employee separation costs resulted from cost-cutting efforts across all functions. Costs of $1.9 million for the six months ended September 30, 2005 consisted of the costs recorded for the quarter ended September 30, 2005, offset by a benefit of $66,000 in the first quarter of fiscal 2006 for employee benefits originally accrued in third quarter of fiscal 2005, which had expired.

The Company had previously stated in the first quarter of fiscal 2006 that it would record restructure costs in the second quarter of fiscal 2006 of up to $15.0 million for a lease write-off and office closure related to plans to vacate a building at its Fremont, California facility. During the quarter ended September 30, 2005, the Company decided to continue to utilize the building, although on a significantly reduced basis, and maintain the space for possible future operations. Accordingly, no restructure cost related to this facility has been recorded.

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

The liability for restructuring charges was $1.4 million at September 30, 2005, as shown in the table below. Components of accrued restructure costs and changes in accrued amounts related to these restructuring programs during fiscal 2006 are as follows:

(in thousands)	Employee Separation Costs & Other	Lease Write-offs & Office Closure Costs	Total
Balance at March 25, 2005	$630	$170	$800
Provision	1,915	—	1,915
Payments	(1,149)	(74)	(1,223)
Equity component (1)	(115)	—	(115)
Balance at September 30, 2005	$1,281	$96	$1,377

(1)

The equity component relates to compensation expense for the modification of stock option awards for the former chief executive officer classified as stockholders’ equity.

Of the $1.1 million related to the severance agreement with the Company’s former chief executive officer recorded in the quarter ended September 30, 2005, $397,000 is included in other long term liabilities. The remainder of accrued restructuring costs is included in accrued liabilities in the accompanying condensed consolidated balance sheet.

Note 6.  Sale of N.E.T. Federal, Inc.’s Service Business

On December 1, 2000, the Company sold the assets of its Federal Services Business to CACI International Inc. (CACI) for cash consideration of $40.0 million. The assets sold were comprised mainly of service contracts, accounts receivable, spares inventory and fixed assets. In the first quarter of fiscal 2005, the Company received the final payment for the transaction and recorded a gain of $1.5 million related to the sale. The total net gain on the sale was $27.9 million. Under an ongoing agreement with CACI, the Company will continue to receive royalties on maintenance revenue. Royalties received under this agreement were $248,000 and $243,000 in the six month periods ended September 30, 2005 and September 24, 2004, respectively.

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

Components of the warranty accrual, which is included in accrued liabilities in the accompanying condensed consolidated balance sheets, were as follows:

	Six Months Ended
(in thousands)	September 30, 2005	September 24, 2004
Balance at beginning of period	$88	$171
Charges to cost of goods sold	84	109
Charges to warranty accrual	(102)	(99)
Other adjustments (1)	9	(54)
Balance at end of period	$79	$127

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

A benefit of $895,000 was recorded in the second quarter of fiscal 2006 for the reversal of a reserve resulting from the final resolution of a tax matter in Germany. Additionally, the Company continually evaluates the risks associated with tax returns that have not yet passed the statutory period for examination by tax authorities in various jurisdictions. When such periods are completed, estimated taxes previously provided may be adjusted, dependent upon the outcome of examinations, if any. Such benefits, related to our U.K. operations, were recorded in the first quarter of fiscal 2006 in the amount of $299,000, and in the first and second quarters of fiscal 2005 in the amounts of $526,000 and $609,000, respectively.

Note 9.  Financing Arrangements

The Company entered into a Business Loan Agreement and Security Agreement (Receivables) with Bank of America during fiscal 2005. The agreement provides for a $7.0 million line of credit. The line is available both for cash advances and for standby letters of credit and bears interest at the bank’s prime rate for cash advances and at prime minus 1% for letters of credit (5.75% at September 30, 2005). The line was renewed in October 2005 on substantially the same terms as the previous arrangement and will expire on October 30, 2006. The line is secured by the Company’s accounts receivable. The agreement requires immediate repayment of all amounts outstanding if the Company’s cash balance, defined as the sum of unrestricted cash and short and long-term investments, declines more than $10.0 million from the previous quarter or $30.0 million during the preceding twelve months. As of September 30, 2005, $2.8 million in letters of credit were outstanding.

Note 10.  Capital Stock

Stock Repurchase Plan:    In April 2005, the Board of Directors approved, and the Company publicly announced a plan for the repurchase of up to $10 million of the Company’s common stock. The plan calls for repurchases to be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The repurchase plan will continue for up to twenty-four months. Activity under the repurchase plan was as follows:

(in thousands, except per share amounts)
Three Months Ended	Shares	Average Price Paid Per Share
June 24, 2005	337	$5.28
September 30, 2005	400	$4.75
	737	$5.00

Employee Stock Purchase Plan:    The Company has elected to terminate its employee stock purchase plan. The final purchase will be on December 30, 2005.

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

SFAS 123R is effective for the first annual reporting period beginning after June 15, 2005 and will be adopted by us in the first quarter of fiscal 2007.

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

Results of Operations

The following table sets forth selected data derived from our condensed consolidated statements of operations expressed as a percentage of revenue for the periods presented:

	Three Months Ended		Six Months Ended
	September 30, 2005	September 24, 2004	September 30, 2005	September 24, 2004
Percent of revenue
Product	83.8%	86.9%	82.1%	85.4%
Service and other	16.2	13.1	17.9	14.6
Total revenue	100.0	100.0	100.0	100.0

Product gross margin	55.4	63.1	56.7	63.0
Service and other gross margin	11.7	(4.4)	11.4	5.8
Total gross margin	48.3	54.3	48.6	54.7

Sales and marketing	30.1	21.6	32.9	24.0
Research and development	28.0	22.4	29.4	23.0
General and administrative	12.7	7.7	12.5	8.4
Restructure and other costs (benefit)	9.2	(0.3)	4.8	2.1
Total operating expenses	80.0	51.4	79.6	57.5
Income (loss) from operations	(31.7)	2.9	(31.0)	(2.8)

Other income (expense), net	0.2	(0.1)	0.1	2.2
Interest income (expense), net	1.0	(0.3)	0.9	(0.3)
Income (loss) before taxes	(30.6)	2.5	(30.0)	(0.9)
Income tax benefit	(4.1)	(1.9)	(3.0)	(1.8)
Net income (loss)	(26.4)%	4.4%	(27.1)%	0.9%

Overview and Highlights

•

We are expanding our product offerings to the government sector. In October 2005, we entered into a joint development agreement with a third party to develop new products. The agreement, which involves royalty payments on revenue from sales of the resultant products, also requires us to pay $3.0 million over a period of up to 15 months, or earlier if certain milestones are achieved. We expect to generate revenue beginning in fiscal 2007 from products to be developed under this arrangement.

•

Promina product sales and sales to the government sector rebounded in our second quarter of fiscal 2006 compared to the first quarter of fiscal 2006 and continue to account for the substantial majority of our revenue. To date, we have been successful in extending the life of Promina by expanding its functionality, but we are focused on growing revenue through newer products, including our voice over Internet protocol (VoIP) and broadband products, as we experience a general decline in Promina revenue as compared to prior fiscal years. A comparison of revenue from our Promina product and government customers is as follows:

	Three Months Ended		Six Months Ended
	September 30, 2005	September 24, 2004	September 30, 2005	September 24, 2004
Promina product revenue	$ 14,700	$ 22,953	$ 26,294	$ 44,009
% of product revenue	81.0%	83.6%	80.0%	84.8%
Revenue from government customers	$ 19,331	$ 28,618	$ 35,106	$ 52,742
% of total revenue	89.4%	90.6%	87.7%	86.9%

Promina product revenue in the second quarter of fiscal 2006 increased $3.1 million or 26.8% over $11.6 million in the first quarter of fiscal 2006, and government customer revenue increased $3.6 million or 22.5% over $15.8 million in the first quarter of fiscal 2006. This improvement is due in part to the Federal Government’s fiscal year ending concurrent with our second fiscal quarter. We benefited as funds for some government projects we reported as delayed at the end of the first quarter of fiscal 2006 were released. We believe some projects were delayed in our first quarter due to delays in release of funds from government agencies to our system integrator partners and delays in purchasing decisions by government organizations as they evaluated various issues involved in migrating to an all Internet protocol (IP) strategy. Although funds for some of these projects were recently released, Promina revenue has generally been declining as the networking equipment market continues to move to IP.

•

We have been seeking to expand sales of SHOUT and SCREAM into a variety of markets, particularly to enterprise customers. During the six months ended September 30, 2005, we realigned our sales organization to better leverage our strong position in the narrowband market with government customers as well as focus on enterprise customers with our newer products, which serve the growing VoIP and broadband technology markets.

•

Our newer products have been deployed in a variety of applications. Our newer products, SHOUT and SCREAM, which were originally introduced for telecommunications carriers, are now being deployed to other markets, principally the enterprise and government markets. These products have been used for applications such as migration of existing private-branch exchange (PBX) networks to VoIP technology and secure communications also using VoIP. Our SHOUT and SCREAM products have also been deployed by independent operating companies (IOCs) for VoIP and other broadband applications. To address these opportunities, we have augmented our enterprise sales channel through the addition of experienced personnel and are pursuing key enterprise partnerships.

•

We continue to reduce costs and expenses throughout the organization. Restructure and other costs in the second quarter of fiscal 2006 were due in part to a further reduction in our workforce such that our on-going operating expenses continue to decline. Restructure and other costs in the quarter also included severance costs related to the former chief executive officer. The fiscal quarter ended September 30, 2005 included an additional week as compared to the usual 13-week quarter, resulting in additional expenses of approximately $850,000 for the three and six month periods ended September 30, 2005.

•

Our cash position remains strong. Total cash, which includes cash equivalents, restricted cash and short-term investments, was $94.6 million at September 30, 2005. This compares to $101.8 million at September 24, 2004, which included $2.3 million in long-term restricted cash related to our Fremont, California facility lease and performance guarantees on customer contracts.

Revenue

	Three Months Ended			Six Months Ended
	September 30, 2005	September 24, 2004	Change	September 30, 2005	September 24, 2004	Change
Product	$18,138	$27,461	(33.9)%	$32,852	$51,854	(36.6)%
Service and other	3,497	4,135	(15.4)	7,156	8,839	(19.0)
Total revenue	$21,635	$31,596	(31.5)%	$40,008	$60,693	(34.1)%

The decrease in total revenue in the second quarter and first six months of fiscal 2006 from the comparable periods of fiscal 2005 is due primarily to decreases in product revenue. Product revenue resulting from orders received during the additional week in the quarter ended September 30, 2005 was $331,000.

Product revenue decreased $9.3 million and $19.0 million in the second quarter and first six months of fiscal 2006, respectively, from the comparable prior year periods. The decreases were primarily due to a decrease in product revenue from the government sales channel, which decreased $9.4 million and $17.4 million to $16.5 million and $29.7 million in the second quarter and first six months of fiscal 2006, respectively, from the comparable fiscal 2005 periods. The decrease in government product revenue is primarily due to a general decline in Promina revenue as compared to prior fiscal years as the networking equipment market continues to move to IP.

A substantial portion of the revenue generated from our government customers is based on our contract with the General Services Administration (GSA), which has been extended through March 31, 2006. We have filed an extension package with the GSA for contract renewal and are undergoing a review in advance of negotiations that could result in greater discounts on our sales under the GSA contract.

We expect the level of revenue from our newer products to fluctuate in the near term until we establish a broader customer base. Additionally, the recognition of revenue from some recent sales will depend on customer deployment schedules and the timing of contractual acceptance provisions being met, which could cause significant fluctuations in our revenue in the near term.

Service and other revenue decreased $638,000 and $1.7 million in the second quarter and first six months of fiscal 2006, respectively, as compared to the same periods of fiscal 2005. The reduction in service and other revenue is primarily from non-government customers, due largely to a decline in the installed base of equipment held by those customers.

Gross Margin

	Three Months Ended		Six Months Ended
	September 30, 2005	September 24, 2004	September 30, 2005	September 24, 2004
Product gross margin	55.4%	63.1%	56.7%	63.0%
Service and other gross margin	11.7	(4.4)	11.4	5.8
Total gross margin	48.3%	54.3%	48.6%	54.7%

The decreases in total gross margin in the three and six month periods ended September 30, 2005 as compared to the same periods in fiscal 2005 resulted from lower product gross margin, offset in part by higher service and other gross margin.

The decreases in product gross margin are due to lower product revenue on relatively fixed production overhead costs. Production overhead in the second quarter and first six months of fiscal 2006 was affected by the transition of manufacturing from our own facility to a contract manufacturer, which we have now fully completed. During this transition, a small portion of manufacturing activity was performed at our Fremont facility, such that our production overhead included the costs of activities at both locations until September 2005. The fixed costs related to our own facility approximated $213,000 during the three months ended September 30, 2005. Beginning in September, these facility costs are now recorded as general and administrative costs as we hold the facility for potential future uses. The extra week in fiscal 2006 resulted in approximately $80,000 in additional fixed production overhead costs for the three and six months ended September 30, 2005 as compared to the prior year.

Product gross margin can be significantly affected by the mix of products sold. As we grow revenue from our newer products, we expect gross margins on them to increase and stabilize. Additionally, the outsourcing of all manufacturing processes, now completed, should result in lower fixed production costs as labor and facility costs of the contract manufacturer are lower than we experienced performing our own manufacturing in California.

The increase in service and other gross margin in the second quarter and first six months of fiscal 2006, compared to the prior year comparative periods, is due to decreased costs of our service operations as we aligned our cost structure with current service requirements. A decline in the installed base of our equipment, coupled with the reliability of our Promina product, has resulted in an overall decline in service revenue, primarily in our commercial customer base. These reductions were offset by $45,000 in additional costs in the three and six months ended September 30, 2005 as a result of the additional week in these periods as compared to the prior year.

Service and other gross margin is affected primarily by the level of service contracts and the mix of service between our commercial and government customers. Our government customers can contract service directly from us or from a third party. In the event government customers contract directly with us, we must still incur third party costs to deliver the service, which adversely affects our service margin.

Operating Expenses

	Three Months Ended			Six Months Ended
	September 30, 2005	September 24, 2004	Change	September 30, 2005	September 24, 2004	Change
Sales and marketing	$6,515	$6,816	(4.4)%	$13,166	$14,551	(9.5)%
Research and development	6,049	7,088	(14.7)	11,771	13,941	(15.6)
General and administrative	2,758	2,442	12.9	4,987	5,109	(2.4)
Restructure and other costs (benefit)	1,981	(103)	(2,023.3)	1,915	1,271	50.7
Total operating expenses	$17,303	$16,243	6.5%	$31,839	$34,872	(8.7)

Total operating expenses increased $1.1 million in the second quarter of fiscal 2006 from the second quarter of fiscal 2005, due primarily to restructure and other costs in the second quarter of fiscal 2006 of $2.0 million as compared to a reversal of $103,000 in restructure costs in the second quarter of fiscal 2005, and an increase in general and administrative costs of $316,000, offset by decreases in sales and marketing and research and development expenses of $301,000 and $1.0 million, respectively.

Total operating expenses decreased $3.0 million in the first six months of fiscal 2006 from the first six months of fiscal 2005, due to expenditure reductions as a result of reduced headcount in all areas, offset by an increase of $644,000 in restructure and other costs.

We have reduced headcount to approximately 300 employees at September 30, 2005 from approximately 400 at September 24, 2004, which accounted for significant cost declines in all areas. This reduction and other factors affected specific operating expenses as follows:

•

Sales and marketing: Sales and marketing costs were reduced in both the three month and six month periods ended September 30, 2005 as compared to the same periods in fiscal 2005 due to declines in personnel, reduced commissions as a result of lower revenue, reduced facility costs resulting from closures and reductions in the size of some sales offices, and reduced marketing expenses for outside services including trade shows. These reductions were offset by $350,000 in additional costs in the three and six months ended September 30, 2005 as a result of the additional week in these periods as compared to the prior year.

•

Research and development: Research and development costs were reduced in the three and six months ended September 30, 2005 as compared to the same periods in fiscal 2005 primarily due to reductions in personnel. Decreases were also due to reduced depreciation and expensed software and equipment costs as development initiatives from fiscal 2005 were completed and new projects are in the early stages of their spending cycles. These reductions were offset by $310,000 in additional costs in the three and six months ended September 30, 2005 as a result of the additional week in these periods as compared to the prior year.

•

General and administrative costs:  General and administrative costs increased $316,000 in the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005, primarily due to the inclusion of approximately $322,000 of expenses related to our Fremont manufacturing facility which is no longer used for manufacturing as of the second quarter of fiscal 2006, and also due to $75,000 in additional expenses due to the additional week in the second quarter. Beginning in September 2005, costs of the former manufacturing facility are reported in general and administrative costs as opposed to cost of product revenue as the facility is no longer used for manufacturing. We also experienced increased legal costs of $255,000 due partly to fees associated with the review and extension of our GSA contract. These increases are offset by reduced personnel costs, resulting from headcount reductions. General and administrative costs declined $122,000 for the six months ended September 30, 2005 as compared to the six months ended September 24, 2004, primarily due to reduced personnel costs offset by the cost increases previously described.

Restructure and other costs of $2.0 million and $1.9 million for the three and six months ended September 30, 2005, respectively, consisted of employee separation costs, including $1.1 million related to the severance agreement with the former CEO. The remaining employee separation costs resulted from cost-cutting efforts across all functions. A reversal of $103,000 in restructure costs was recorded in the second quarter of fiscal 2005 for employee benefits originally accrued for restructuring which had expired.

We had previously stated in the first quarter of fiscal 2006 that we planned to record restructure costs in our second quarter of fiscal 2006 of up to $15.0 million for a lease write-off and office closure related to plans to vacate a building at our Fremont, California facility. During the quarter ended September 30, 2005, we decided to continue to utilize the building, although on a significantly reduced basis, and maintain the space for possible future operations. Accordingly, no restructure cost related to this facility was recorded. During the period the building was used for manufacturing activity, costs of rent, depreciation, utilities, and taxes related to the building were included in manufacturing overhead. Such costs are now included in general and administrative costs effective with the last month of the quarter ended September 30, 2005.

Restructure costs of $1.3 million for the six months ended September 24, 2004 related to $1.4 million restructure costs in the first quarter of fiscal 2005 for a reorganization of our international sales channel and lease write-offs and office closure costs from consolidating our sales and service offices in Vienna and Ashburn, Virginia to a single facility in Dulles, Virginia, offset by the benefit of $103,000 described above.

Non-Operating Items

	Three Months Ended			Six Months Ended
	September 30, 2005	September 24, 2004	Change	September 30, 2005	September 24, 2004	Change
Interest income	$669	$405	65.2%	$1,268	$800	58.5%
Interest expense	(462)	(504)	(8.3)	(918)	(1,003)	(8.5)
Gain on sale of Federal Services Business	—	—	—	—	1,500	(100.0)
Other income (expense)	33	(26)	(226.9)	58	(157)	(136.9)

The increase in interest income in the second quarter and first six months of fiscal 2006 from the prior year comparative period is the result of increased yields on short-term investments. Interest income in the period ended September 30, 2005 includes an additional week of interest of approximately $49,000 earned on our investments. Total cash decreased to $94.6 million as of September 30, 2005 compared to $101.8 million as of September 24, 2004. Total cash at September 24, 2004 included $2.3 million in long-term restricted cash, included in other assets, related to our facilities lease in Fremont, California and performance guarantees on customer contracts.

Interest expense in the first six months of fiscal 2006 and 2005 consisted primarily of the interest on our 7 1/4% convertible subordinated debentures. Interest expense in fiscal 2005 included interest related to a note payable to our landlord for building repairs related to our former headquarters. The note, which bore interest at 10%, was repaid in full in the fourth quarter of fiscal 2005.

In the first quarter of fiscal 2005, we recorded a gain on the sale of our Federal Services Business of $1.5 million. This gain resulted from certain milestones being met as part of the sale of the Federal Services Business to CACI, which are now complete.

Included in other income in the second quarter of fiscal 2006 was a $53,000 gain on foreign exchange offset by $11,000 in realized loss on investments and $9,000 in other expense. Other expense in the second quarter of fiscal 2005 was comprised primarily of a $13,000 loss on foreign exchange and a $14,000 loss on sales of assets. Included in other income in the first six months of fiscal 2006 was $93,000 of gain on foreign exchange offset by $26,000 in realized loss on investments and $9,000 in other expense. Other expense in the first six months of fiscal 2005 included $121,000 loss on foreign exchange.

Income Tax Provision (Benefit)

Income tax benefit was $890,000 and $599,000 for the second quarters of fiscal 2006 and fiscal 2005, respectively. The benefit in the second quarter of fiscal 2006 was primarily due to the reversal of a reserve resulting from the final resolution of a tax matter in Germany. The income tax benefit for the second quarter of fiscal 2005, and the first six months of fiscal 2006 and 2005 included $609,000, $299,000 and $1.1 million, respectively, for the reversal of estimated taxes for prior years upon completion of tax inspections in the United Kingdom. We continually evaluate the risks associated with tax returns that have not yet passed the statutory period for examination by tax authorities in various jurisdictions. When such periods are completed, estimated taxes previously provided may be adjusted, dependent upon the outcome of examinations, if any.

Liquidity and Capital Resources

Liquidity and capital resources include cash balances, cash provided by operating activities, and committed credit lines:

Cash balances.  As of September 30, 2005, we had cash balances of $94.6 million, including cash equivalents, restricted cash, and short-term investments, as compared to $101.8 million as of September 24, 2004. The balance at September 24, 2004 included long-term restricted cash of $2.3 million, related to performance guarantees on customer contracts and our facilities lease in Fremont, California and such amount is included in other assets on our balance sheet.

Net Cash Used in Operating Activities.  Net cash used in operating activities for the first six months of fiscal 2006 was $10.8 million, compared to $9,000 for the prior year comparable period. Non-cash adjustments to reconcile net loss to net cash used by operating activities for the first six months of fiscal 2006 primarily included depreciation and amortization of $3.8 million. Non-cash adjustments to reconcile net loss to net cash used in operating activities for the comparable period of fiscal 2005 primarily included depreciation and amortization of $4.4 million, offset by a $1.5 million gain on the sale of our Federal Services Business. We expect to continue to incur charges for depreciation and amortization, but will not have any future gains from CACI. The other items that affect our cash flow from operations are changes in our assets and liabilities accounts, including accounts receivable, inventories, prepaid expenses and other assets, accounts payable, and accrued liabilities. Days sales outstanding (DSO) was 64 days and 70 days at the end of the first six months of fiscal 2006 and 2005, respectively.

Credit lines.  We maintain a $7.0 million line of credit that is available both for cash advances and for standby letters of credit. It bears interest at the bank’s prime rate for cash advances and at prime minus 1% for letters of credit (5.75% at September 30, 2005). The line was renewed in October 2005 on substantially the same terms as the previous arrangement and will expire on October 30, 2006. The line is secured by our accounts receivable. The agreement requires immediate repayment of all amounts outstanding if our cash balance, defined as the sum of unrestricted cash and short and long-term investments, declines more than $10.0 million from the previous quarter or $30.0 million during the preceding twelve months. As of September 30, 2005 $2.8 million in letters of credit were outstanding.

Other elements that impact our liquidity include net cash provided by (used in) investing activities and net cash provided by (used in) financing activities:

Net Cash Provided by (Used in) Investing Activities.  Net cash provided by investing activities in the first six months of fiscal 2006 and net cash used in investing activities in the first six months of fiscal 2005 was $8.1 million and $1.7 million, respectively. Proceeds from sales and maturities of short-term investments exceeded purchases of short-term investments by $8.8 million in the first six months of fiscal 2006, whereas purchases of short-term investments exceeded proceeds from sales and maturities of short-term investments by $1.0 in the first six months of 2005. The increase in proceeds from sales and maturities of short-term investments in the first six months of fiscal 2006 resulted from requiring cash to fund our stock repurchase program and to fund current operations. Investments in property, plant and equipment were $977,000 and $2.5 million in the first six months of fiscal 2006 and 2005, respectively. In the first six months of fiscal 2005, net cash provided by investing activities included $1.5 million in proceeds from the sale of our Federal Services Business. We expect investments in property, plant and equipment to be comparable with investments made during the first six months of fiscal 2006, and we will receive no further cash from the sale of our Federal Services Business.

Net Cash Provided by (Used in) Financing Activities.  Net cash used in financing activities in the first six months of fiscal 2006 was $2.4 million primarily due to repurchases of common stock totaling $3.7 million during the period under our stock repurchase program, offset by $1.3 million from the issuance of common stock under employee stock plans. Net cash provided by financing activities in the first six months of fiscal 2005 was $1.4 million, of which $1.5 million came from the issuance of common stock under employee stock plans, offset by $78,000 used for principal payments on the note payable to our landlord related to our former headquarters. This note was repaid in fiscal 2005. We may continue to invest in our own stock in the near term. Future proceeds to us from the issuance of common stock under employee stock plans will be affected by fluctuations in our stock price.

Contractual Obligations and Commercial Commitments

Our contractual obligations consist of facilities leases with noncancellable terms in excess of one year, principal and interest on our 7 ¼% redeemable convertible subordinated debentures, and a joint development agreement with a third party to develop new products. There were no significant changes to the obligations for facilities leases or our convertible subordinated debentures during the first six months of fiscal 2006. A joint development agreement, executed in October 2005, requires us to pay $3.0 million over a period of fifteen months as follows: $1.8 million upon execution, $625,000 at the earlier of December 31, 2005 or when specified milestones are achieved, and $625,000 at the earlier of December 31, 2006 or when specified milestones are achieved.

In the normal course of business, we enter into contractual commitments to purchase materials and components from suppliers in exchange for favorable pricing or more beneficial terms. As of September 30, 2005, there were no such outstanding commitments.

We believe that our existing cash and cash equivalents, short-term investments and cash flows from operations will be sufficient to fund operations through at least the next twelve months. We believe the most strategic uses of our cash resources in the near term include strategic investments to gain access to new technologies, acquisitions, and working capital.

Off-Balance Sheet Arrangements

There are no transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of our capital resources.

Recently Issued Accounting Standards

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS 154 amends APB 20, concerning the accounting for changes in accounting principles, requiring retrospective application to prior periods’ financial statements of changes in an accounting principle, unless it is impracticable to do so. SFAS 154 is effective for fiscal years beginning after December 15, 2005. We will apply the provisions of SFAS 154 beginning in the first quarter of fiscal 2007. The impact of this standard will depend upon accounting changes that may occur or errors that would be identified, in future periods, if any.

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

For each of the past seven fiscal years, we have incurred net losses. Although we have reduced operating expenses over the past several years, we will need revenue to grow in order to achieve profitability. Our circuit-switched product line, Promina, currently provides the majority of our revenue, but revenue from that product line has declined in recent quarters. Our newer IP-telephony and broadband services product lines, SHOUT and SCREAM, have not yet achieved market acceptance or broad commercial sales, and we are incurring substantial product development and marketing expenses for those and other yet to be introduced product lines. Accordingly, we will not likely be profitable unless our newer product lines achieve commercial success that outpaces the anticipated decline of our Promina product line. In addition, we must contain our operating expenses, many of which are fixed in the short term making it difficult to reduce expenses rapidly in response to shortfalls in revenue.

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

•

the timing and level of certain expenses, such as joint venture and development arrangements, marketing activities, prototype costs, or write-offs of obsolete inventory;

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

•

the timing and size of Federal Government budget approvals and spending, and timing of government deployment schedules; and

•

economic conditions in the networking industry, including the overall capital expenditures of our customers.

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

Currently, we derive the majority of our product revenue from our Promina product line, a circuit-based narrowband technology. The market for our Promina product is expected to decline as networks are expected to increasingly employ packet-based broadband technology. This technology migration resulted in a significant drop in sales of our Promina products in the commercial markets over the last several years. We have recently experienced this decline extending into our government markets in a similar fashion. If this decline continues before we gain traction on our newer packet-based broadband product lines, our revenue will decrease, and our business and results of operations will suffer. Although we have developed a migration path to broadband technology and have entered and expect to enter into development agreements with third parties to expand our broadband offerings, this strategy may not materially mitigate this decline.

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

A substantial portion of the revenue generated from our government customers is based on our contract with the GSA, which has been extended through March 31, 2006. We have filed an extension package with the GSA for contract renewal. There is a possibility that the GSA will not renew the contract, which would make many of our government sales more difficult. In connection with the renewal process, the GSA recently performed a review of the Company’s prior sales and sales practices, as pricing to the government is based on sales to other parties. The recent review by the GSA identified that the Company may have made sales to other customers that should have triggered price reductions to the government. In addition to negotiating larger future discounts, there is a possibility that the GSA might require the Company to refund some of the monies previously received by the Company for GSA-schedule sales.

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

The market for networking equipment is highly competitive and dynamic, has been characterized by rapid technological changes and shifting customer requirements, and has seen a worldwide migration from existing circuit technology to the new packet-based technologies. We compete directly, both internationally and domestically, with many different companies, some of which are large, established suppliers of end-to-end solutions, such as Alcatel, Avaya, Cisco, Juniper, Nortel and Siemens. In addition to some of these large suppliers, a number of other smaller companies are targeting the same market as we do. Additional competition for SHOUT includes Quintum and Audiocodes, and for SCREAM, competition includes Redback.

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

Our international sales are made almost entirely through indirect channels that include distributors and resellers worldwide, and our business strategy includes leveraging resale partners in the United States. In addition, many of our target customers, including the government, rely on systems integrators to incorporate new equipment or services into their networks, and the independent operating companies (IOCs) often work with engineering firms and make purchasing decisions as consortia. While we have begun the process of identifying and signing software application, system integrator and OEM or resale partners, more partners are necessary in these areas for us to be successful. We may also need to pursue strategic partnerships with vendors who have broader technology or product offerings in order to compete with the end-to-end solution providers. Failure to sign up new reseller and strategic partners could affect our ability to grow overall revenue.

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

Typically, the majority of our revenue in each quarter has resulted from orders received and shipped in that quarter. While we do not believe that backlog is necessarily indicative of future revenue levels, our customers’ ordering patterns and the possible absence of backlogged orders create a significant risk that we could carry too much or too little inventory if orders do not match forecasts. Rather than base forecasts on orders received, we have been forced to schedule production and commit to certain expenses based more upon forecasts of future sales, which are difficult to predict. If large orders do not close when forecasted or if near-term demand weakens for the products we have available to ship, our operating results for that quarter or subsequent quarters would be materially adversely affected. Furthermore, if there is an unexpected decrease in demand for certain products or there is an increased risk of inventory obsolescence, which can happen relatively quickly due to rapidly changing technology and customer requirements, adjustments may be required to write down or write off the inventory, which would adversely affect our operating results.

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

Generally, our customer contracts allow the customers to reschedule delivery dates or cancel orders within certain time frames before shipment without penalty and outside those time frames with a penalty. Because of these and other factors, there are risks of excess or inadequate inventory that could negatively affect our expenses, revenue and earnings. Additionally, defense expedite (DX)-rated orders from the Federal Government, which by law receive priority, can interrupt scheduled shipments to our other customers.

We single-source our manufacturing processes; a failure or delay by a contract-manufacturing vendor could affect our ability to ship our products timely.

We outsource all product manufacturing, including assembly and structural test, and have recently consolidated our outsourced manufacturing to a single vendor, located in the eastern United States. In addition, we recently completed outsourcing to that vendor the functional test, systems integration, and order fulfillment functions, which, historically, we have performed in-house at our Fremont, California facility. Any difficulties could cause delays in customer product shipments or otherwise negatively affect our results of operations. While subcontracting creates substantial cost efficiencies in the manufacturing process, it also exposes us to delays in product shipments should the contract manufacturer be unable to perform. We have agreed to compensate our contract manufacturer in the event of termination or cancellation of orders, discontinuance of product, or excess material created by an engineering change. Also, should a contract manufacturer in some future period decide not to renew our contract with them, it would be difficult for us to quickly transfer our manufacturing requirements to another vendor, likely causing substantial delays in customer product shipments and affecting our revenue and results of operations. If we transition product manufacturing to a new vendor, the transition itself and the lack of experience and adjustments to working with the new vendor could cause delays in customer product shipments or otherwise negatively affect our results of operations.

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

We have also begun to outsource some of our product development activities, which carries inherent risks such as reduced ability to control the timing and quality of the work product, uncertain continuity and availability of skills and knowledge, and difficulties of managing and integrating the third-party development. In using third parties for product development, we must share with them and will receive from them various intellectual property, which increases the risk of misuse of our intellectual property, as well as the risk that the resulting product might contain items that infringe the intellectual property rights of others.

We face risks associated with changes in telecommunications regulations and tariffs, including regulation of the Internet.

The demand for our broadband products could be affected by rulings of the Federal Communications Commission (FCC) and federal courts regarding services offered in the United States by telecommunications carriers to their customers. Significant regulatory issues include rules regarding the unbundling of broadband and new fiber facilities and equipment used to provide services such as DSL, and whether wireline broadband Internet access services are “telecommunication” services or “information” services, could result in more or less regulation.

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

We may engage in acquisitions or similar transactions that could disrupt our operations, cause us to incur substantial expenses, result in dilution to our stockholders, and harm our business if we cannot successfully integrate the acquired business, products, technologies or personnel.

Although historically we have focused on internal product development and growth, we may learn of acquisition prospects that would complement our existing business or enhance our technological capabilities. Any acquisition by us could result in large and immediate write-offs, the incurrence of debt and contingent liabilities, or amortization expenses related to amortizable intangible assets, any of which could negatively affect our results of operations. Furthermore, acquisitions involve numerous risks and uncertainties, including difficulties in the assimilation of products, operations, personnel and technologies; diversion of management’s attention from other business concerns; disruptions to our operations; risks of entering markets in which we have no or limited prior experience; and potential loss of key employees.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There is no material change in the information reported under Part II, Item 7A of our 10-K for the fiscal year ended March 25, 2005 other than the fair market value of our convertible subordinated debentures has increased to approximately $23.0 million at September 30, 2005 as compared to $21.5 million at March 25, 2005.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Section 13(a) or Section 15(d), management, under the supervision and with the participation of the chief executive officer (CEO) and chief financial officer (CFO), evaluated the effectiveness of our disclosure controls and procedures at the end of the period covered by this report as well as any changes in disclosure controls and procedures that occurred during the period covered by this report. Our management, including our CEO and CFO, has concluded that our disclosure controls and procedures are effective as of September 30, 2005.

During the quarter ended September 30, 2005, several control activities previously performed by certain individuals are now being performed by other individuals in the Company, due to restructuring. We believe this change materially affects, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities:

(in thousands, except per share amounts)
Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
June 25-July 22, 2005	100	$ 4.66	100	$7,754
July 23-August 19, 2005	300	$ 4.78	300	$6,319
August 20– September 30, 2005	—	—	—	$6,319
	400	$4.75	400	$6,319

(1)

In April 2005, the Board of Directors approved and the Company publicly announced the repurchase of up to $10 million of the Company’s common stock. Repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The repurchase plan will continue for up to twenty-four months.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 9, 2005, the Company held its Annual Meeting of Stockholders at the Company’s headquarters in Fremont, California. More than 95% of the 24,779,294 outstanding shares entitled to vote were properly represented by proxy at the meeting.

The stockholders voted as follows to elect the following persons as Class III Directors for a three-year term:

	For	Withheld
Frederick D. D’Alessio	21,183,534	2,492,780
C. Nicholas Keating, Jr.	20,972,525	2,703,789

The stockholders also voted to approve the following amendments to the Company’s 1993 Stock Option Plan:

•

Add a provision that upon first being elected or appointed to the Board, a new non-employee Director will be granted an initial option to purchase 30,000 shares of Common Stock. For equality, each current non-employee Director will also be granted an option to purchase 30,000 shares of Common Stock on the date of stockholder approval of the amendment. These grants are in addition to the option grants for ongoing service under existing provisions, which are for 12,000 shares every three years (each time elected to the Board for a three-year term) or, in the case of appointment outside of an annual meeting of stockholders, a pro-rata portion of 12,000 shares based on the length of the term remaining.

•

Increase the annual grant for serving as the Chairperson of the Audit Committee from 4,000 to 8,000 shares.

•

Remove the current limitation in the plan that Directors shall receive no other option grants or stock issuances under any Company stock plan.

This proposal received 7,910,246 votes for, 4,820,036 votes against, and 26,774 votes abstained.

ITEM 5.  OTHER INFORMATION

(a) Form 8-K Reporting Items

On July 19, 2005, the Compensation Committee of the Company’s Board of Directors, with concurrence of the other independent directors, approved a separation agreement between the Company and Hubert Whyte, the Company’s former CEO. The agreement provides, among other provisions and in exchange for certain agreements from Mr. Whyte, for continuation of his salary and health benefits for 24 months following termination of employment, the continuation of vesting and exercisability of his outstanding stock options during such period, and the immediate acceleration of vesting of any stock options that would otherwise vest after such period. Also on July 19, 2005, following the appointment of Mr. Nicholas Keating as the Company’s President and Chief Executive Officer, the Committee, with the concurrence of the other independent directors, approved a base salary for Mr. Keating identical to that of the prior CEO’s, which was $400,000 per year. Also on July 19, 2005, the Compensation Committee approved a performance-based bonus plan for all employees of the Company, including executive officers, which would provide for a bonus based on the Company’s quarterly achievement during fiscal 2006 against objectives for total revenue, revenue from voice-over-IP products, and profit. On October 10, 2005, the Compensation Committee, on the basis of strong performance for the quarter ended September 30, 2005, despite falling short of the bonus plan targets, authorized payments to all eligible employees under the bonus plan totaling $200,000, based on the lowest target levels of the plan, which the Committee believed was necessary for employee retention. On October 25, 2005, the Compensation Committee approved a replacement to the bonus plan adopted on July 19, 2005. The new bonus plan will pay a bonus based on the Company’s achievement in the third quarter of fiscal 2006 against objectives for total revenue, operating income, and ending cash balance.

On October 18, 2005, the Company renewed a $7.0 million line of credit, as discussed in this report under Part I, Item 1. Financial Statements – Note 9.

ITEM 6.  EXHIBITS

(a) Exhibits

10.15*

Form of Change of Control Agreement between the Registrant and each of its executive officers, including C. Nicholas Keating, Jr.  Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999, filed on June 29, 1999 (Commission File No. 0-15323).

10.36A

Amendment 1, executed October 18, 2005, to Business Loan Agreement and Security Agreement (Receivables) between the Company and Bank of America N.A.

10.37*

Separation Agreement dated August 15, 2005 between the Company and Hubert A.J. Whyte.

10.38*

Fiscal 2006 Bonus Plan.

10.38A*

Revised Fiscal 2006 Bonus Plan.

31.1

Rule 13a-14(a) Certification (CEO).

31.2

Rule 13a-14(a) Certification (CFO).

32.1

Section 1350 Certification (CEO).

32.2

Section 1350 Certification (CFO).

* Compensation plans or arrangements in which directors and executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 8, 2005

NETWORK EQUIPMENT
TECHNOLOGIES, INC.

/s/ C. NICHOLAS KEATING, JR.
C. Nicholas Keating, Jr.
President and Chief Executive Officer

/s/ JOHN F. MCGRATH, JR.

John F. McGrath, Jr.
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)