Form 10-Q
period 2005-12-30
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2006-02-08
CIK 752431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

 ☒

Quarterly Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934
For the quarterly period ended December 30, 2005.

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

The number of shares outstanding of the registrant's Common Stock, par value $.01, as of January 27, 2006 was 24,782,000.

NETWORK EQUIPMENT TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited — in thousands, except par value)

	December 30, 2005	March 25, 2005
Current assets:
Cash and cash equivalents	$4,427	$14,325
Restricted cash	405	—
Short-term investments	84,912	93,686
Accounts receivable, net of allowance for doubtful accounts and returns of $269 at December 30, 2005 and $231 at March 25, 2005	13,014	15,725
Inventories	12,554	13,274
Prepaid expenses and other assets	3,571	2,525
Total current assets	118,883	139,535
Property and equipment, net	21,887	26,318
Other assets	3,691	2,623
Total assets	$144,461	$168,476
Current liabilities:
Accounts payable	$5,558	$8,602
Accrued liabilities	11,170	13,688
Total current liabilities	16,728	22,290
Long-term liabilities:
7 ¼% redeemable convertible subordinated debentures	24,706	24,706
Other long-term liabilities	856	869
Total long-term liabilities	25,562	25,575
Stockholders’ equity:
Preferred stock ($0.01 par value; 5,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 50,000 shares authorized; 24,777 and 25,004 shares outstanding at December 30, 2005 and March 25, 2005)	247	250
Additional paid-in capital	199,605	197,507
Treasury stock	(7,081)	(3,408)
Accumulated other comprehensive loss	(630)	(839)
Accumulated deficit	(89,970)	(72,899)
Total stockholders’ equity	102,171	120,611
Total liabilities and stockholders’ equity	$144,461	$168,476

See accompanying notes to condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited — in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 30, 2005	December 24, 2004	December 30, 2005	December 24, 2004
Revenue:
Product	$13,687	$25,363	$46,539	$77,217
Service and other	2,665	4,314	9,821	13,153
Total revenue	16,352	29,677	56,360	90,370
Costs of revenue:
Cost of product revenue	6,647	10,381	20,888	29,571
Cost of service and other revenue	2,484	4,081	8,824	12,411
Total cost of sales	9,131	14,462	29,712	41,982
Gross margin	7,221	15,215	26,648	48,388
Operating expenses:
Sales and marketing	5,061	6,629	18,227	21,180
Research and development	5,563	6,134	17,334	20,075
General and administrative	3,053	2,514	8,040	7,623
Restructure and other costs (benefit)	(90)	2,846	1,825	4,117
Total operating expenses	13,587	18,123	45,426	52,995
Loss from operations	(6,366)	(2,908)	(18,778)	(4,607)
Interest income	674	490	1,942	1,290
Interest expense	(457)	(497)	(1,375)	(1,500)
Gain on sale of Federal Services Business	—	—	—	1,500
Other income (expense), net	(69)	37	(11)	(120)
Loss before taxes	(6,218)	(2,878)	(18,222)	(3,437)
Income tax provision (benefit)	30	5	(1,151)	(1,115)
Net loss	$(6,248)	$(2,883)	$(17,071)	$(2,322)

Basic and diluted net loss per share	$(0.25)	$(0.12)	$(0.69)	$(0.10)

Basic and diluted common and common equivalent shares	24,630	24,597	24,674	24,332
Consolidated Statements of Comprehensive Loss:
Net loss	$(6,248)	$(2,883)	$(17,071)	$(2,322)
Other comprehensive income (loss), net of taxes:
Cumulative translation adjustments	38	273	(156)	234
Net unrealized gain (loss) on securities	84	(274)	365	(896)
Comprehensive loss	$(6,126)	$(2,884)	$(16,862)	$(2,984)

See accompanying notes to condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited — in thousands)

	Nine Months Ended
	December 30, 2005	December 24, 2004
Cash and cash equivalents at beginning of period	$14,325	$8,679
Cash flows from operating activities:
Net loss	(17,071)	(2,322)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,504	6,507
Gain on sale of Federal Services Business	—	(1,500)
Stock compensation	104	283
Loss on disposition of property and equipment	—	336
Changes in assets and liabilities:
Accounts receivable	2,711	(3,255)
Inventories	837	1,220
Prepaid expenses and other assets	(1,085)	324
Accounts payable	(3,047)	(632)
Accrued liabilities	(2,556)	1,414
Net cash provided by (used in) operating activities	(14,603)	2,375
Cash flows from investing activities:
Purchases of short-term investments	(32,843)	(67,442)
Proceeds from sales and maturities of short-term investments	41,982	63,213
Payment for license and development	(1,750)	—
Purchases of property and equipment	(1,255)	(3,819)
Retirements of property and equipment	79	—
Proceeds from sale of Federal Services Business	—	1,500
Decrease in restricted cash	292	2,391
Other, net	(20)	309
Net cash provided by (used in) investing activities	6,485	(3,848)
Cash flows from financing activities:
Issuance of common stock	1,999	3,065
Repurchase of common stock	(3,681)	—
Repayment of note payable	—	(118)
Net cash provided by (used in) financing activities	(1,682)	2,947
Effect of exchange rate changes on cash	(98)	235
Net increase (decrease) in cash and cash equivalents	(9,898)	1,709
Cash and cash equivalents at end of period	$4,427	$10,388

Other cash flow information:
Cash paid during the year for:
Interest	$1,797	$1,923
Income taxes	$30	$15
Non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale securities	$365	$(896)

See accompanying notes to the condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements

Note 1:  Description of Business

Nature of Business:    Network Equipment Technologies, Inc. (the Company or N.E.T.) is a global provider of networking technology platforms that are used for mission-critical communications solutions and adaptive broadband networking. The Company’s multiservice wide area networking (WAN) products, comprising the Promina product line, use circuit-switched technology to provide an effective platform for developing reliable and secure networks. To address the market for networks based on the Internet protocol (IP), the Company’s SHOUT and SCREAM platforms use packet-switching technologies to provide networking solutions for voice over IP telephony (VoIP) and broadband services. N.E.T. was founded in 1983.

Note 2.  Summary of Significant Accounting Policies

Principles of Consolidation:    The consolidated financial statements include the accounts of N.E.T. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation:    The Company’s fiscal year ends on the last Friday in March. In most years, the fiscal year is 52 weeks, with each quarter comprised of thirteen weeks, which allows comparability of quarter over quarter results. Fiscal year 2006 includes a 53rd week, which was included in the fiscal quarter ended September 30, 2005. Product revenue resulting from orders received during the additional week in the quarter ended September 30, 2005 and included in the nine months ended December 30, 2005 was $331,000. Additional expenses included in the nine months ended December 30, 2005 as a result of the additional week were approximately $850,000.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position as of December 30, 2005 and the results of operations and cash flows for the nine month periods ended December 30, 2005 and December 24, 2004. These financial statements should be read in conjunction with the March 25, 2005 audited consolidated financial statements and notes thereto. The results of operations for the three and nine months ended December 30, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2006.

Reclassifications:    Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no effect on net loss or stockholders’ equity for any year presented. Specifically, the Company has reclassified auction rate securities, which were previously classified as cash and cash equivalents, as short-term investments for all periods presented. Auction rate securities are securities with an underlying component of long-term debt or an equity instrument. These auction rate securities trade or mature on a shorter term than the underlying instrument based on an auction bid that resets the interest rate of the security. The auction or reset date occurs at intervals that are typically less than three months, providing high liquidity to otherwise longer term investments. There were no such securities held at March 25, 2005. The Company has also revised the presentation in the condensed consolidated statements of cash flows for the nine months ended December 24, 2004 to reflect the gross purchases and sales of these securities as investing activities rather than a component of cash and cash equivalents, to be consistent with the current classification.

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

(in thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	December 30, 2005	December 24, 2004	December 30, 2005	December 24, 2004
Net loss – as reported	$(6,248)	$(2,883)	$(17,071)	$(2,322)
Less: Stock-based compensation expense determined by the fair value method, net of related tax effects	(631)	(648)	(1,704)	(2,341)
Net loss – pro forma	$(6,879)	$(3,531)	$(18,775)	$(4,663)
Basic and diluted net loss per share – as reported	$(0.25)	$(0.12)	$(0.69)	$(0.10)
Basic and diluted net loss per share – pro forma	$(0.28)	$(0.14)	$(0.76)	$(0.19)

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

Note 3.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs. Inventories consisted of the following:

(in thousands)	December 30, 2005	March 25, 2005
Purchased components	$3,734	$4,419
Work-in-process	6,355	7,039
Finished goods	2,465	1,816
	$12,554	$13,274

Note 4.  Loss Per Share

The following table sets forth the computation of the numerator and denominator used in the computation of basic and diluted net loss per share:

(in thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	December 30, 2005	December 24, 2004	December 30, 2005	December 24, 2004
Numerator:
Net loss	$(6,248)	$(2,883)	$(17,071)	$(2,322)
Denominator:
Weighted average shares of common stock outstanding – basic and diluted	24,630	24,597	24,674	24,332

The denominator for basic net loss per share is the weighted average number of common shares outstanding for the periods presented. In periods of net income, the denominator for diluted net income per share also includes potentially dilutive shares, which consist of shares issuable upon the exercise of dilutive stock options. These shares, which are excluded from the computations of diluted net loss per share as they are anti-dilutive and reduce the loss per share, totaled 159,000 and 238,000 for the three and nine months ended December 30, 2005, respectively, and 985,000 and 934,000 for the three and nine months ended December 24, 2004.

There are 784,000 shares of common stock issuable upon conversion of debentures. These shares and the related effect of the accrued interest on the debentures are excluded from the calculation of diluted net loss per share for the three and nine month periods ended December 30, 2005 and December 24, 2004, as their inclusion would have been anti-dilutive.

Note 5.  Restructure and Other Costs (Benefit)

The net restructure benefit of $90,000 for the quarter ended December 30, 2005 relates primarily to the reversal of accruals of upon expiration of employee benefits which were accrued in prior restructurings, and the benefit of subleasing the Company's Dallas, Texas office in December 2005. The sublease of the Dallas office had not been anticipated and the associated benefit was not included in the accrual established at the time the facility was vacated. The net restructure and other costs of $1.8 million for the nine months ended December 30, 2005 consisted mainly of $1.1 million related to the severance agreement executed with the Company’s former chief executive officer during the quarter ended September 30, 2005 and, to a lesser extent, other employee separation costs resulting from cost-cutting efforts across all functions, offset by the net benefit of $90,000 recorded for the quarter ended December 30, 2005.

Restructure costs in the first nine months of fiscal 2005 included employee separation costs of $3.6 million and lease write-offs and office closure costs of $694,000, offset in part by a benefit of $160,000 recognized as a result of expired benefits from a previous restructuring. The employee separation costs resulted from reorganizations of the Company’s international sales and research and development organizations, and to a lesser extent, other areas of the Company. The lease write-offs and office closure costs resulted from consolidating sales and service offices in Vienna and Ashburn, Virginia to a single facility in Dulles, Virginia and closing a research and design facility in Ottawa, Canada.

The liability for restructuring was $977,000 at December 30, 2005, as shown in the table below. Components of accrued restructure costs and changes in accrued amounts related to these restructuring programs during fiscal 2006 are as follows:

(in thousands)	Employee Separation Costs & Other	Lease Write-offs & Office Closure Costs	Total
Balance at March 25, 2005	$630	$170	$800
Provision	2,045	—	2,045
Benefit	(194)	(26)	(220)
Payments	(1,441)	(92)	(1,533)
Equity component (1)	(115)	—	(115)
Balance at December 30, 2005	$925	$52	$977

(1)

The equity component relates to compensation expense for the modification of stock option awards for the former chief executive officer classified as stockholders’ equity.

Of the $977,000 balance at December 30, 2005, $265,000 related to the severance agreement with the Company’s former chief executive officer recorded in the quarter ended September 30, 2005 is included in other long term liabilities. The remainder of accrued restructuring costs is included in accrued liabilities in the accompanying condensed consolidated balance sheet.

Note 6.  License and Development Agreement

In October 2005, the Company entered into a license and development agreement with a third-party technology supplier. Under the agreement, the Company has acquired a license to the supplier’s high-speed networking platform, and each party will perform development and other activities to bring new products to market. The Company will pay $3.0 million in installments of $1.8 million, $625,000, and $625,000 beginning October 2005 through the earlier of December 2006 or when certain milestones have been achieved. In addition, the Company will owe royalties on products it sells. The initial payment of $1.8 million made in October 2005 is included in other assets in the accompanying condensed consolidated balance sheet. No amortization has been recorded in fiscal 2006.

Note 7.  Sale of N.E.T. Federal, Inc.’s Service Business

On December 1, 2000, the Company sold the assets of its Federal Services Business to CACI International Inc. (CACI) for cash consideration of $40.0 million. The assets sold were comprised mainly of service contracts, accounts receivable, spares inventory and fixed assets. In the first quarter of fiscal 2005, the Company received the final payment for the transaction and recorded a gain of $1.5 million related to the sale. The total net gain on the sale was $27.9 million. Under an ongoing agreement with CACI, the Company will continue to receive royalties on maintenance revenue. Royalties received under this agreement were $361,000 and $358,000 in the nine month periods ended December 30, 2005 and December 24, 2004, respectively.

Note 8.  Warranty Accruals

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

Components of the warranty accrual, which is included in accrued liabilities in the accompanying condensed consolidated balance sheets, were as follows:

	Nine Months Ended
(in thousands)	December 30, 2005	December 24, 2004
Balance at beginning of period	$88	$171
Charges to cost of goods sold	111	144
Charges to warranty accrual	(188)	(165)
Other adjustments (1)	73	(56)
Balance at end of period	$84	$94

(1)

Adjustments result from changes in warranty cost estimates related to labor costs to repair products and frequency of warranty claims.

Note 9.  Income Taxes

The Company has incurred tax losses in prior fiscal years and, at March 25, 2005, had an estimated $94.4 million of federal net operating loss carryforwards expiring in the years 2021 through 2026 and $27.9 million of state operating loss carryforwards available expiring in the years 2006 through 2016. A full valuation allowance against deferred tax assets has been provided, given the uncertainty as to their realization. In future years, these benefits are available to reduce or eliminate taxes on future taxable income. Current federal and state tax laws include provisions that could limit the annual use of the net operating loss carryforwards in the event of certain defined changes in stock ownership. Issuances of common and preferred stock could result in such a change. Accordingly, the annual use of the net operating loss carryforwards may be limited by these provisions, and this limitation may result in the loss of carryforward benefits to the extent the above-limit portion expires before it can be used. The Company has not yet determined the extent of the limitation, if any.

A benefit of $895,000 was recorded in the second quarter of fiscal 2006 for the reversal of a reserve resulting from the final resolution of a tax matter in Germany. Additionally, the Company continually evaluates the risks associated with tax returns that have not yet passed the statutory period for examination by tax authorities in various jurisdictions. When such periods are completed, estimated taxes previously provided may be adjusted, dependent upon the outcome of examinations, if any. Such benefits, related to our U.K. operations, were recorded in the first quarter of fiscal 2006 in the amount of $299,000, and in the first nine months of fiscal 2005 in the amount of $1.1 million.

Note 10.  Financing Arrangements

The Company has a $7.0 million line of credit (Business Loan Agreement and Security Agreement (Receivables)) with Bank of America. The line is available both for cash advances and for standby letters of credit and bears interest at the bank’s prime rate for cash advances and at prime minus 1% for letters of credit (6.25% at December 30, 2005). The line expires on October 30, 2006. The line is secured by the Company’s accounts receivable. The agreement requires immediate repayment of all amounts outstanding if the Company’s cash balance, defined as the sum of unrestricted cash and short and long-term investments, declines by more than $10.0 million from the previous quarter or $30.0 million during the preceding twelve months. As of December 30, 2005, $3.8 million in letters of credit were outstanding.

Note 11.  Capital Stock

Stock Repurchase Plan:    In April 2005, the Board of Directors approved, and the Company publicly announced, a plan for the repurchase of up to $10 million of the Company’s common stock. The plan calls for repurchases to be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The repurchase plan will continue for up to twenty-four months. Activity under the repurchase plan was as follows:

(in thousands, except per share amounts)
Three Months Ended	Shares	Average Price Paid Per Share
June 24, 2005	337	$5.28
September 30, 2005	400	$4.75
December 30, 2005	—	—
	737	$5.00

Employee Stock Purchase Plan:    The Company has elected to terminate its employee stock purchase plan. The final purchase occurred on December 30, 2005.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This discussion and analysis should be read in conjunction with Part II of our Form 10-K for the fiscal year ended March 25, 2005. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. A forward-looking statement may contain words such as “plans,” “hopes,” “believes,” “estimates,” “will continue to be,” “will be,” “continue to,” “expect to,” “anticipate that,” “to be,” or “can affect.” Forward-looking statements are based upon management expectations and involve risks and uncertainties that may cause actual results to differ materially from those anticipated in the forward-looking statements. Many factors may cause actual results to vary including, but not limited to, the factors discussed in this Form 10-Q. The Company expressly disclaims any obligation or undertaking to revise or publicly release any updates or revisions to any forward-looking statement contained in this Form 10-Q. Investors should carefully review the risk factors described in this Form 10-Q along with other documents the Company files from time to time with the Securities and Exchange Commission (SEC).

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

Deferred Taxes:   We have incurred tax losses in prior fiscal years and, at March 25, 2005, we have an estimated $94.4 million of federal net operating loss carryforwards available expiring in the years 2021 through 2026 and $27.9 million of state operating loss carryforwards available expiring in the years 2006 through 2016. We have provided a full valuation allowance against our deferred tax assets, given the uncertainty as to their realization. In future years, these benefits are available to reduce or eliminate taxes on future taxable income. Current federal and state tax laws include provisions that could limit the annual use of our net operating loss carryforwards in the event of certain defined changes in stock ownership. Our issuances of common and preferred stock could result in such a change. Accordingly, the annual use of our net operating loss carryforwards may be limited by these provisions, and this limitation may result in the loss of carryforward benefits to the extent the above-limit portion expires before it can be used. We have not yet determined the extent of the limitation, if any.

Results of Operations

The following table sets forth selected data derived from our condensed consolidated statements of operations expressed as a percentage of revenue for the periods presented:

	Three Months Ended		Nine Months Ended
	December 30, 2005	December 24, 2004	December 30, 2005	December 24, 2004
Percent of revenue
Product	83.7%	85.5%	82.6%	85.4%
Service and other	16.3	14.5	17.4	14.6
Total revenue	100.0	100.0	100.0	100.0

Product gross margin	51.4	59.1	55.1	61.7
Service and other gross margin	6.8	5.4	10.2	5.6
Total gross margin	44.2	51.3	47.3	53.5

Sales and marketing	31.0	22.3	32.3	23.4
Research and development	34.0	20.7	30.8	22.2
General and administrative	18.7	8.5	14.3	8.4
Restructure and other costs (benefit)	(0.6)	9.6	3.2	4.6
Total operating expenses	83.1	61.1	80.6	58.6
Loss from operations	(38.9)	(9.8)	(33.3)	(5.1)

Other income (expense), net	(0.4)	0.1	—	1.5
Interest income (expense), net	1.3	—	1.0	(0.2)
Loss before taxes	(38.0)	(9.7)	(32.3)	(3.8)
Income tax provision (benefit)	0.2	—	(2.0)	(1.2)
Net loss	(38.2)%	(9.7)%	(30.3)%	(2.6)%

Overview and Highlights

•

Promina product sales and sales to the government sector have declined but still account for the substantial majority of our revenue. Sales of our Promina product have declined as the government and other customers continue to move to IP-based communications and as Federal Government purchases for defense initiatives have slowed. Promina product revenue and government customer revenue for the third quarter and nine months ended December 30, 2005 were at the lowest levels of the last three fiscal years. Sales to the government sector were also negatively affected in the third quarter of fiscal 2006 by the Federal Government’s deferral of a number of major programs and the delay in approval of the Federal Government’s 2006 budget, which has historically been approved annually in October but in 2005 was not approved until the end of December 2005. Sales to the government sector will continue to fluctuate quarter to quarter as the government balances its communications infrastructure needs and budget constraints.

A comparison of revenue from our Promina product and government customers is as follows:

	Three Months Ended		Nine Months Ended
	December 30, 2005	December 24, 2004	December 30, 2005	December 24, 2004
Promina product revenue	$ 10,088	$ 21,080	$ 36,382	$ 65,089
% of product revenue	73.7%	83.1%	78.2%	84.3%
Revenue from government customers	$ 13,948	$ 25,998	$ 49,054	$ 78,740
% of total revenue	85.3%	87.6%	87.0%	87.1%

•

We have announced plans for new product offerings to address our declining revenue. In October 2005, we entered into a license and development agreement with a technology supplier in order to bring new N.E.T. products to market in a short time frame. We intend to use the high-performance networking platform developed by the supplier as the basis for network exchange products addressing applications such as high-speed transfer of data between storage area networks (SAN) and wide area networks (WAN) and secure grid computing. Under the license and development agreement, we paid $1.8 million during the third quarter of fiscal 2006 to the supplier for the high-speed platform on which our products will be based. This amount was capitalized and included in other assets. We will pay the supplier an additional $1.3 million over the next twelve months. We expect to generate revenue from these products in fiscal 2007.

We are also leveraging features of our SHOUT product to develop a universal voice exchange platform. Expected to be available in fiscal 2007, this platform is being designed to provide a very high level of security that the government requires, improve bandwidth efficiency, and increase performance.

•

Our SHOUT and SCREAM products continue to be deployed in a variety of applications, principally in the enterprise and government markets. These products have been used for applications such as migration of existing private-branch exchange (PBX) networks to VoIP technology and secure communications also using VoIP. They have also been deployed by independent operating companies (IOCs) for VoIP and other broadband applications.

•

We continue to reduce costs and expenses throughout the organization. Total operating expenses in the third quarter of fiscal 2006 declined to $13.6 million from $18.1 million in the comparable prior year quarter, and declined to $45.4 million for the nine months ended December 30, 2005 from $53.0 million for the nine months ended December 24, 2004. The nine month period ended December 30, 2005 included additional operating expenses of approximately $735,000 due to an additional week in our second quarter of fiscal 2006 as compared to the usual 13-week quarter.

•

Our cash position remains strong. Total cash, which includes cash equivalents, restricted cash and short-term investments, was $89.7 million at December 30, 2005. This compares to $104.7 million at December 24, 2004, which included $697,000 in long-term restricted cash related to our Fremont, California facility lease and performance guarantees on customer contracts.

Revenue

	Three Months Ended			Nine Months Ended
	December 30, 2005	December 24, 2004	Change	December 30, 2005	December 24, 2004	Change
Product	$13,687	$25,363	(46.0)%	$46,539	$77,217	(39.7)%
Service and other	2,665	4,314	(38.2)	9,821	13,153	(25.3)
Total revenue	$16,352	$29,677	(44.9)%	$56,360	$90,370	(37.6)%

The decrease in total revenue in the third quarter and first nine months of fiscal 2006 from the comparable periods of fiscal 2005 is due primarily to decreases in product revenue. Product revenue resulting from orders received during the additional week in the quarter ended September 30, 2005 and included in the nine months ended December 30, 2005 was $331,000.

Product revenue decreased $11.7 million and $30.7 million in the third quarter and first nine months of fiscal 2006, respectively, from the comparable prior year periods. The decreases were primarily due to a decrease in product revenue from the government sales channel, which decreased $12.1 million and $29.7 million to $13.9 million and $49.1 million in the third quarter and first nine months of fiscal 2006, respectively, from the comparable fiscal 2005 periods. The decrease in government product revenue is primarily due to a decline in Promina revenue as compared to prior fiscal years as the networking equipment market continues to move to IP-based communications and as Federal Government purchases for defense initiatives have slowed. Product revenue in the third quarter of fiscal 2006 was also affected by deferral of major programs by the Federal Government and the delay in approval of the Federal Government’s 2006 budget, which has historically been approved annually in October but in 2005 was not approved until the end of December 2005. Sales to the government sector will continue to fluctuate quarter to quarter as the government balances its communications infrastructure needs and budget constraints.

A substantial portion of the revenue generated from our government customers is based on our contract with the General Services Administration (GSA), which has been extended through March 31, 2006. We have filed an extension package with the GSA for contract renewal and are undergoing a review in advance of negotiations that could result in greater discounts on our sales based upon the GSA contract.

Service and other revenue decreased $1.6 million and $3.3 million in the third quarter and first nine months of fiscal 2006, respectively, as compared to the same periods of fiscal 2005. The reduction in service and other revenue in the third quarter of fiscal 2006 is due to termination of a customer service order in the second quarter of fiscal 2006, that accounted for annual revenue of approximately $2.8 million, delays in funding by the Federal Government, and a decline in the installed base of equipment held by non-government customers. The decline in service and other revenue for the nine months ended December 30, 2005 is due primarily to the decline in the installed base of equipment held by non-government customers and, to a lesser extent, the other factors that affected the quarter ended December 30, 2005.

Additionally, significant fluctuations in our revenue can occur as the recognition of revenue depends in part on customer deployment schedules and the timing of contractual acceptance provisions being met.

Gross Margin

	Three Months Ended		Nine Months Ended
	December 30, 2005	December 24, 2004	December 30, 2005	December 24, 2004
Product gross margin	51.4%	59.1%	55.1%	61.7%
Service and other gross margin	6.8	5.4	10.2	5.6
Total gross margin	44.2%	51.3%	47.3%	53.5%

The decreases in total gross margin in the three and nine month periods ended December 30, 2005 as compared to the comparable prior year periods resulted from lower product gross margin, offset in part by higher service and other gross margin.

The decreases in product gross margin are primarily due to lower product revenue on relatively fixed production overhead costs. Product gross margin in the third quarter of fiscal 2006 was also adversely affected by the mix of products sold, which included a larger proportion of OEM products, which generate much lower margins. Production overhead in the first nine months of fiscal 2006 was affected by the transition of manufacturing from our own facility to a contract manufacturer, which we fully completed at the end of our second quarter of fiscal 2006. During this transition, a small portion of manufacturing activity was performed at our Fremont facility, such that our production overhead included the costs of activities at both locations until September 2005. The most significant of the additional manufacturing costs included in production overhead were fixed costs of our own facility of approximately $560,000 during fiscal 2006 through August 2005. Beginning in September 2005, these facility costs have been recorded as general and administrative costs as we hold the facility for potential future uses. The extra week in fiscal 2006 resulted in approximately $80,000 in additional fixed production overhead costs for the nine months ended December 30, 2005 as compared to the prior year.

Product gross margin can be significantly affected by the mix of products sold, including the extent of third-party products sold. The introduction of new products, which typically have lower gross margins as a result of customary discounting for early customers and higher per-unit costs associated with low purchase volumes of components, will affect margins as we transition from our established Promina product to newer products.

The increase in service and other gross margin in the third quarter and first nine months of fiscal 2006, compared to the prior year comparative periods is due to decreased costs of our service operations as we aligned our cost structure with current service requirements. A decline in the installed base of our equipment, coupled with the reliability of our Promina product, has resulted in an overall decline in service revenue. The reductions in costs from realigning our service operations in fiscal 2006 were offset by $45,000 in additional costs in the nine months ended December 30, 2005 as a result of the additional week in this period as compared to the prior year.

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

Operating Expenses

	Three Months Ended			Nine Months Ended
	December 30, 2005	December 24, 2004	Change	December 30, 2005	December 24, 2004	Change
Sales and marketing	$5,061	$6,629	(23.7)%	$18,227	$21,180	(13.9)%
Research and development	5,563	6,134	(9.3)	17,334	20,075	(13.7)
General and administrative	3,053	2,514	21.4	8,040	7,623	5.5
Restructure and other costs (benefit)	(90)	2,846	(103.2)	1,825	4,117	(55.7)
Total operating expenses	$13,587	$18,123	(25.0)%	$45,426	$52,995	(14.3)

Total operating expenses decreased $4.5 million in the third quarter of fiscal 2006 from the third quarter of fiscal 2005, due primarily to a reversal of restructure costs in the third quarter of fiscal 2006 of $90,000 as compared to restructure costs of $2.8 million in the third quarter of fiscal 2005, as well as decreases of $1.6 million in sales and marketing expenses and $571,000 in research and development expenses, offset by an increase in general and administrative costs of $539,000.

Total operating expenses decreased $7.6 million in the first nine months of fiscal 2006 from the first nine months of fiscal 2005, due primarily to restructure and other costs of $1.8 million in the first nine months of fiscal 2006 as compared to $4.1 million in the comparable prior year period, and expenditure reductions attributable to reduced headcount, offset by an increase of $417,000 in general and administrative costs and $735,000 in additional costs in the nine months ended December 30, 2005 as a result of the additional week in this period as compared to the prior year.

We have reduced headcount to approximately 290 employees at December 30, 2005 from approximately 360 at December 24, 2004, which accounted for significant cost reductions. The decline in headcount and other factors affected specific operating expenses as follows:

•

Sales and marketing: Sales and marketing costs were reduced in both the three month and nine month periods ended December 30, 2005 as compared to the same periods in fiscal 2005 due to:

-

Declines in personnel, which accounted for savings in salary and fringe benefits of approximately $370,000 and $650,000, respectively, for the quarter and nine months ended December 30, 2005;

-

Reductions in sales compensation expenses as a result of lower revenue, of approximately $180,000 and $410,000 respectively, for the quarter and nine months ended December 30, 2005;

-

Reductions in facility costs resulting from closures and reductions in the size of some sales offices of approximately $50,000 and $300,000, respectively, for the quarter and nine months ended December 30, 2005;

-

Reductions in expenses for trade shows and marketing communications, of approximately $185,000 and $385,000, respectively, for the quarter and nine months ended December 30, 2005; and

-

Reductions in costs of support services such as corporate information technology, of approximately $285,000 and $827,000, respectively, for the quarter and nine months ended December 30, 2005.

These reductions were offset by approximately $350,000 in additional costs in the nine months ended December 30, 2005 as a result of the additional week in this period as compared to the prior year.

•

Research and development: Research and development costs decreased in the three and nine month periods ended December 30, 2005 as compared to the same periods in fiscal 2005 primarily due to reductions in personnel, which accounted for reductions in salary and fringe benefits of approximately $765,000 and $2.0 million, respectively, for the quarter and nine months ended December 30, 2005, offset by increased costs for engineering contractors and consultants of approximately $320,000 for the quarter ended December 30, 2005. The decreases were also due to reduced depreciation and expensed software and equipment costs of $90,000 and $695,000 for the quarter and nine months ended December 30, 2005 as development initiatives from fiscal 2005 were completed and new projects are in the early stages of their spending cycles. These reductions were offset by approximately $310,000 in additional costs in the nine months ended December 30, 2005 as a result of the additional week in this period as compared to the prior year.

•

General and administrative costs:  General and administrative costs increased $539,000 in the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005, primarily due to the inclusion of approximately $839,000 of expenses related to our Fremont manufacturing facility and $128,000 for bad debt expense. Beginning in September 2005, costs of the former manufacturing facility are reported in general and administrative costs as the facility is no longer used for manufacturing. These additional costs were offset by reduced costs as a result of lower headcount, which accounted for approximately $185,000 of savings in compensation costs, and reduced costs of support services such as corporate information technology, with savings of approximately $165,000. General and administrative costs increased $417,000 for the nine months ended December 30, 2005 as compared to the nine months ended December 24, 2004, primarily due to inclusion of approximately $1.2 million of expenses related to our Fremont manufacturing facility since September 2005 previously included in costs of product revenue and operating expenses other than general and administrative expense, and $75,000 in additional expenses due to the additional week in the period, offset by reductions of approximately $520,000 in personnel costs and $395,000 in costs of support services.

•

Restructure and other costs (benefit) during the periods resulted from:

	Three Months Ended		Nine Months Ended
	December 30, 2005	December 24, 2004	December 30, 2005	December 24, 2004
Employee separation costs	$30	$2,629	$2,045	$3,583
Lease write offs and office closure costs	(26)	217	(26)	694
Expired employee benefits	(94)	—	(194)	(160)
	$(90)	$2,846	$1,825	$4,117

Reversals or benefit relate to expiration of employee benefits originally accrued for previous restructurings and the sublease of our Dallas, Texas office during the quarter ended December 30, 2005. The sublease of the Dallas office had not been anticipated and the associated benefit was not included in the accrual established at the time the facility was vacated. Restructure and other costs of $2.8 million for the third quarter of fiscal 2005 resulted primarily from a reduction in workforce from reorganization of our international sales organization and closure of our research and design facility in Ottawa, Canada. Restructure and other costs of $1.8 million for the nine months ended December 30, 2005 include $1.1 million related to the severance agreement with the former CEO recorded in the second quarter of fiscal 2006. Restructure and other costs for the nine months ended December 24, 2004 consisted of employee separation costs for two separate reorganizations of our international sales organization in the first and third quarters of fiscal 2005 and lease write offs and office closure costs from consolidating our sales and service offices in Vienna and Ashburn, Virginia to a single facility in Dulles, Virginia and the closure of the Ottawa, Canada facility.

We stated in the first quarter of fiscal 2006 that we planned to record restructure costs in our second quarter of fiscal 2006 of up to $15.0 million for a lease write-off and office closure costs related to plans to vacate a building at our Fremont, California facility. During the quarter ended September 30, 2005, we decided to maintain the space for possible use in connection with strategic initiatives. Accordingly, no restructure cost related to this facility was recorded. Through August 2005, while the building was used for manufacturing activity, costs of rent, depreciation, utilities, and taxes related to the manufacturing operations within the building were included in manufacturing overhead. These costs have been included in general and administrative costs beginning in the last month of the quarter ended September 30, 2005 as the building is currently not used for manufacturing.

Non-Operating Items

	Three Months Ended			Nine Months Ended
	December 30, 2005	December 24, 2004	Change	December 30, 2005	December 24, 2004	Change
Interest income	$674	$490	37.6%	$1,942	$1,290	50.6%
Interest expense	(457)	(497)	(8.1)	(1,375)	(1,500)	(8.3)
Gain on sale of Federal Services Business	—	—	—	—	1,500	(100.0)
Other income (expense), net	(69)	37	286.5	(11)	(120)	(90.8)

The increase in interest income in the third quarter and first nine months of fiscal 2006 from the prior year comparative periods is the result of increased yields on short-term investments. Interest income in the nine months ended December 30, 2005 includes an additional week of interest of approximately $49,000 earned on our investments. Total cash decreased to $89.7 million as of December 30, 2005 compared to $104.7 million as of December 24, 2004. Total cash at December 24, 2004 included $697,000 in long-term restricted cash, included in other assets, related to our facilities lease in Fremont, California and performance guarantees on customer contracts.

Interest expense in the third quarter of fiscal 2006 and nine months of fiscal 2006 and 2005 consisted primarily of the interest on our 7 1/4% convertible subordinated debentures. Interest expense in fiscal 2005 also included interest related to a note payable to our landlord for building repairs related to our former headquarters. The note, which bore interest at 10%, was repaid in full in the fourth quarter of fiscal 2005.

In the first quarter of fiscal 2005, we recorded a gain on the sale of our Federal Services Business of $1.5 million. This gain resulted from certain milestones being met as part of the sale of the Federal Services Business to CACI, which are now complete.

Other income (expense) was comprised of

	Three Months Ended		Nine Months Ended
	December 30, 2005	December 24, 2004	December 30, 2005	December 24, 2004
Gain (loss) on foreign exchange	$(63)	$40	$30	$(81)
Realized gain (loss) on investments	(4)	(9)	(30)	(17)
Other income (expense)	(2)	6	(11)	(22)
	$(69)	$37	$(11)	$(120)

Income Tax Provision (Benefit)

Income tax provision was $30,000 and $5,000 for the third quarters of fiscal 2006 and fiscal 2005, respectively. The benefit for the nine months ended December 30, 2005 was primarily due to the reversal of $895,000 for a reserve resulting from the final resolution of a tax matter in Germany. The income tax benefit for the first nine months of fiscal 2006 and 2005 included $299,000 and $1.1 million, respectively, for the reversal of estimated taxes for prior years upon completion of tax inspections in the United Kingdom. We continually evaluate the risks associated with tax returns that have not yet passed the statutory period for examination by tax authorities in various jurisdictions. When such periods are completed, estimated taxes previously provided may be adjusted, dependent upon the outcome of examinations, if any.

Liquidity and Capital Resources

Liquidity and capital resources include cash balances, cash provided by operating activities, and committed credit lines:

Cash balances.  As of December 30, 2005, we had cash balances of $89.7 million, including cash equivalents, restricted cash, and short-term investments, as compared to $104.7 million as of December 24, 2004. The balance at December 24, 2004 included $697,000 of long-term restricted cash, included in other assets, related to performance guarantees on customer contracts and our facilities lease in Fremont, California.

Net Cash Provided by (Used in) Operating Activities.  Net cash used in operating activities for the first nine months of fiscal 2006 was $14.6 million, compared to net cash provided by operating activities of $2.4 million for the prior year comparable period. Non-cash adjustments to reconcile net loss to net cash used by operating activities for the first nine months of fiscal 2006 primarily relate to depreciation and amortization of $5.5 million. Non-cash adjustments to reconcile net loss to net cash provided by operating activities for the comparable period of fiscal 2005 primarily included depreciation and amortization of $6.5 million, offset by a $1.5 million gain on the sale of our Federal Services Business. We expect to continue to incur charges for depreciation and amortization, but will not have any future gains from CACI. The other items that affect our cash flow from operations are changes in our assets and liabilities accounts, including accounts receivable, inventories, prepaid expenses and other assets, accounts payable, and accrued liabilities. Days sales outstanding (DSO) was 72 days and 70 days at December 30, 2005 and December 24, 2004, respectively.

Credit lines.  We maintain a $7.0 million line of credit that is available both for cash advances and for standby letters of credit. It bears interest at the bank’s prime rate for cash advances and at prime minus 1% for letters of credit (6.25% at December 30, 2005). The line expires on October 30, 2006 and is secured by our accounts receivable. The agreement requires immediate repayment of all amounts outstanding if our cash balance, defined as the sum of unrestricted cash and short and long-term investments, declines by more than $10.0 million from the previous quarter or $30.0 million during the preceding twelve months. As of December 30, 2005, $3.8 million in letters of credit were outstanding.

Other elements that affect our liquidity include net cash provided by (used in) investing activities and net cash provided by (used in) financing activities:

Net Cash Provided by (Used in) Investing Activities.  Net cash provided by investing activities in the first nine months of fiscal 2006 and net cash used in investing activities in the first nine months of fiscal 2005 was $6.5 million and $3.8 million, respectively. Proceeds from sales and maturities of short-term investments exceeded purchases of short-term investments by $9.1 million in the first nine months of fiscal 2006, whereas purchases of short-term investments exceeded proceeds from sales and maturities of short-term investments by $4.2 million in the first nine months of fiscal 2005. The increase in proceeds from sales and maturities of short-term investments in the first nine months of fiscal 2006 resulted from requiring cash to fund current operations and our stock repurchase program. Investments in property, plant and equipment were $1.3 million and $3.8 million in the first nine months of fiscal 2006 and 2005, respectively. We also invested $1.8 million in license and development costs as a result of a license and development agreement executed in October 2005 with a third party technology supplier. We will pay an additional $1.3 million to this supplier under this agreement during the next twelve months. In the first nine months of fiscal 2005, net cash used in investing activities included $1.5 million in proceeds from the sale of our Federal Services Business. We expect future investments in property, plant and equipment to be comparable with investments made during the first nine months of fiscal 2006. We will receive no further cash from the sale of our Federal Services Business.

Net Cash Provided by (Used in) Financing Activities.  Net cash used in financing activities in the first nine months of fiscal 2006 was $1.7 million primarily due to repurchases of common stock totaling $3.7 million during the period under our stock repurchase program, offset by $2.0 million from the issuance of common stock under employee stock plans. Net cash provided by financing activities in the first nine months of fiscal 2005 was $2.9 million, of which $3.1 million came from the issuance of common stock under employee stock plans, offset by $118,000 used for principal payments on the note payable to our landlord related to our former headquarters. This note was repaid in the fourth quarter of fiscal 2005. We may continue to invest in our own stock in the near term. Future proceeds to us from the issuance of common stock under employee stock plans will be affected by fluctuations in our stock price.

Contractual Obligations and Commercial Commitments

Our contractual obligations consist of facilities leases with noncancellable terms in excess of one year, principal and interest on our 7 ¼% redeemable convertible subordinated debentures, and a license and development agreement with a third party to develop new products. There were no significant changes to the obligations for facilities leases or our convertible subordinated debentures during the first nine months of fiscal 2006. The license and development agreement, executed in October 2005, requires us to pay $1.3 million in the next twelve months as follows: $625,000 at December 31, 2005, and $625,000 at the earlier of December 31, 2006 or when specified milestones are achieved.

In the normal course of business, we enter into contractual commitments to purchase materials and components from suppliers in exchange for favorable pricing or more beneficial terms. As of December 30, 2005, there were no such outstanding commitments.

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund operations through at least the next twelve months. We believe the most strategic uses of our cash resources in the near term include strategic investments to gain access to new technologies, acquisitions, and working capital.

Off-Balance Sheet Arrangements

There are no transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of our capital resources.

Recently Issued Accounting Standards

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS 154 amends APB 20, concerning the accounting for changes in accounting principles, requiring retrospective application to prior periods’ financial statements of changes in an accounting principle, unless it is impracticable to do so. SFAS 154 is effective for fiscal years beginning after December 15, 2005. We will apply the provisions of SFAS 154 beginning in the first quarter of fiscal 2007. The affect of this standard will depend upon accounting changes that may occur or errors that would be identified, in future periods, if any.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There is no material change in the information reported under Part II, Item 7A of our 10-K for the fiscal year ended March 25, 2005 other than the fair market value of our convertible subordinated debentures has increased to approximately $22.7 million at December 30, 2005 as compared to $21.5 million at March 25, 2005.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Section 13(a) or Section 15(d), management, under the supervision and with the participation of the chief executive officer (CEO) and chief financial officer (CFO), evaluated the effectiveness of our disclosure controls and procedures at the end of the period covered by this report as well as any changes in disclosure controls and procedures that occurred during the period covered by this report. Our management, including our CEO and CFO, has concluded that our disclosure controls and procedures are effective as of December 30, 2005.

No changes in our internal control over financial reporting occurred during the quarter ended December 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

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

For each of the past seven fiscal years, we have incurred net losses. Although we have reduced operating expenses over the past several years, we will need revenue to grow in order to achieve profitability. Our circuit-switched product line, Promina, currently provides the majority of our revenue, but revenue from that product line has declined in recent years. Our newer IP-based products, have not yet achieved market acceptance or broad commercial sales, and we are incurring substantial product development and marketing expenses for those and other product lines that we do not expect to launch until fiscal 2007. Accordingly, we will not likely be profitable unless our newer product lines achieve commercial success that outpaces the anticipated decline of our Promina product line. In addition, we must contain our operating expenses, many of which are fixed in the short term making it difficult to reduce expenses rapidly in response to shortfalls in revenue.

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

•

potential write-downs of lease costs for facilities that we may cease to use;

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

Currently, we derive the majority of our product revenue from our Promina product line, a circuit-based narrowband technology. The market for our Promina product is declining as networks are expected to increasingly employ packet-based broadband technology. This technology migration resulted in a significant drop in sales of our Promina products in the commercial markets over the last several years. We have also experienced this decline extending into our government markets in a similar fashion. If this decline continues before we gain traction on our newer packet-based broadband product lines, our revenue will decrease, and our business and results of operations will suffer. Although we have developed a migration path to broadband technology and have entered and expect to enter into development agreements with third parties to expand our broadband offerings, this strategy may not materially mitigate this decline.

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

Our operating results will depend on the successful design, development, testing, introduction, marketing, and broad commercial distribution of our newer IP-based products, as well as successful evolution of our Promina product line incorporating packet-based technology. The success of these products is dependent on several factors, including proper product definition, competitive pricing, timely completion and introduction to the market, differentiation from competitors’ products, and broad market acceptance. The markets for our products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and evolving methods of building and operating networks. We may not successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products. Products and technologies developed by others may render our products or technologies obsolete or non-competitive, which in turn could adversely affect our ability to achieve profitability.

Gross margins could decline over future periods.

Gross margins may be adversely affected in the future due to increases in material and labor costs, increases in subcontractor charges, changes in the mix of products and services we sell, increased sales through resellers, increased warranty costs, or pressure on pricing and margins due to competition. As we introduce new products, our overall gross margins may decline, as new products typically have lower gross margins than established products, as a result of customary discounting for early customers and higher per-unit costs associated with low purchase volumes of components. A decline in our gross margins could have a material adverse effect on our business, results of operations and financial condition.

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

The market for networking equipment is highly competitive and dynamic, has been characterized by rapid technological changes and shifting customer requirements, and has seen a worldwide migration from existing circuit technology to the new packet-based technologies. We compete directly, both internationally and domestically, with many different companies, some of which are large, established suppliers of end-to-end solutions, such as Alcatel, Avaya, Cisco, Juniper, Nortel and Siemens. In addition to some of these large suppliers, a number of other smaller companies are targeting the same markets as we do.

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

In addition, the networking equipment market has seen the constant introduction of new technologies that has reduced the value of older technology solutions. This has created pricing pressure on older products while increasing the performance expectations of newer networking equipment. Moreover, broadband technology standards are constantly evolving and alternative technologies or technologies with greater capability are constantly introduced and sought by our customers. It is possible that the introduction of other technologies will either supplant our current technologies and technologies we have in development, or will require us to significantly lower our prices in order to remain competitive. To remain competitive, we must continue to evolve our product lines to meet the ever-changing technology needs of the networking market while ensuring that they can be sold at a competitive price. We also must enhance our Promina product line to provide needed features that increase its overall value for the customer while keeping the price competitive. Due to the competitive nature of the market and the relative age of our Promina product offerings as well as the competitive pressure affecting all our products, we may not be able to maintain prices for them at levels that will sustain profitability. Also, we may not be successful in completing the development of, or commercializing, products under development.

If we are unable to sign competitive resale partners, our future product and service revenue will be adversely affected.

Our international sales are made almost entirely through indirect channels that include distributors and resellers worldwide, and our business strategy includes leveraging resale partners in the United States. In addition, many of our target customers, including the government, rely on systems integrators to incorporate new equipment or services into their networks. While we have begun the process of identifying and signing software application, system integrator and OEM or resale partners, more partners are necessary in these areas for us to be successful. We may also need to pursue strategic partnerships with vendors who have broader technology or product offerings in order to compete with the end-to-end solution providers. Failure to sign up new reseller and strategic partners could affect our ability to grow overall revenue.

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

We outsource all product manufacturing, including assembly and structural test to a single vendor, located in the eastern United States. In addition, we recently completed outsourcing to that vendor the functional test, systems integration, and order fulfillment functions, which, historically, we have performed in-house at our Fremont, California facility. Any difficulties or failures to perform by our contract manufacturer could cause delays in customer product shipments or otherwise negatively affect our results of operations. We have agreed to compensate our contract manufacturer in the event of termination or cancellation of orders, discontinuance of product, or excess material created by an engineering change. Also, should a contract manufacturer in some future period decide not to renew our contract with them, it would be difficult for us to quickly transfer our manufacturing requirements to another vendor, likely causing substantial delays in customer product shipments and affecting our revenue and results of operations. If we transition product manufacturing to a new vendor, the transition itself and the lack of experience and adjustments to working with the new vendor could cause delays in customer product shipments or otherwise negatively affect our results of operations.

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

Although we have a number of patent applications pending, we cannot guarantee that any will result in the issuance of a patent. Even if issued, the patent may later be found to be invalid or may be infringed without our knowledge. Our issued patents might not be enforceable against competitive products in every jurisdiction and it is difficult to monitor unauthorized use of our proprietary technology by others. Regardless of our efforts to protect our intellectual property, the rapidly changing technologies in the networking industry make our future success primarily a function of the skill, expertise and management abilities of our employees. Nonetheless, others may assert property rights to technologies that are relevant to our currently marketed products or our products under development. If our protected proprietary rights are challenged, invalidated or circumvented, it could have a material adverse effect on our competitive position and sales of our products.

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

We have also begun to outsource some of our product development activities, which carries inherent risks such as reduced ability to control the timing and quality of the work product, uncertain continuity and availability of skills and knowledge, and difficulties of managing and integrating the third-party development, and potential disputes over intellectual property. In using third parties for product development, we must share with them and will receive from them various intellectual property, which increases the risk of misuse of our intellectual property, as well as the risk that the resulting product might contain items that infringe the intellectual property rights of others.

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

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse affect on our financial results. We use foreign exchange contracts to hedge significant accounts receivable and intercompany account balances denominated in foreign currencies. Although we have established foreign exchange contracts for non-dollar denominated sales and operating expenses in the United Kingdom, France, Germany and Japan, exposures remain for non-dollar denominated operating expenses in Latin America, Canada, and Asia. We will continue to monitor our exposure and may hedge against these or any other emerging market currencies as necessary. Market value gains and losses on hedge contracts are substantially offset by fluctuations in the underlying balances being hedged.

The location of our facilities subjects us to the risk of earthquake and floods.

Our corporate headquarters, including most of our research and development operations, are located in the Silicon Valley area of Northern California, a region known for seismic activity. These facilities are located near the San Francisco Bay where the water table is quite close to the surface and where tenants have experienced water intrusion problems in the facilities nearby. A significant natural disaster, such as an earthquake or flood, could have a material adverse affect on our business, operating results, and financial condition.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities:

In April 2005, the Board of Directors approved and the Company publicly announced the repurchase of up to $10 million of the Company’s common stock. Repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The repurchase plan will continue for up to twenty-four months. No repurchases were made during the quarter ended December 30, 2005.

ITEM 6.  EXHIBITS

(a) Exhibits

31.1

Rule 13a-14(a) Certification (CEO).

31.2

Rule 13a-14(a) Certification (CFO).

32.1

Section 1350 Certification (CEO).

32.2

Section 1350 Certification (CFO).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  February 7, 2006

NETWORK EQUIPMENT
TECHNOLOGIES, INC.

/s/ C. NICHOLAS KEATING, JR.
C. Nicholas Keating, Jr.
President and Chief Executive Officer

/s/ JOHN F. MCGRATH, JR.

John F. McGrath, Jr.
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)