Form 10-K
period 2006-03-31
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2006-06-13
CIK 752431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

 (Mark One)

 ☒

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2006, or

 ☐

Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________

Commission File Number 001-10255

NETWORK EQUIPMENT TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	94-2904044 (I.R.S. Employer ID No.)

6900 Paseo Padre Parkway, Fremont, California 94555  ph: (510) 713-7300
(Address of principal executive offices, including zip code, and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 Par Value (Title of each class)	New York Stock Exchange (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

7 1/4% Convertible Subordinated Debentures

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (see definitions in Rule 12b-2 of the Exchange Act).

    Large accelerated filer ☐       Accelerated filer ☒       Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐      No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on September 30, 2005, which is the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $56,364,000.  Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the common stock, $0.01 par value on May 26, 2006 was 24,833,971.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about August 8, 2006 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

NETWORK EQUIPMENT TECHNOLOGIES, INC.

FORM 10-K

March 31, 2006

PART I

Forward-Looking Statements

Statements contained in this Form 10-K other than statements of historical facts are forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. A forward-looking statement may contain words such as “plans,” “hopes,” “believes,” “estimates,” “will,” “continue to,” “expect to,” “anticipate that,” “to be,” or “can affect.” Forward-looking statements are based upon management expectations, forecasts and assumptions that involve risks and uncertainties that may cause actual results, events or company performance to differ materially from those expressed or implied in the forward-looking statements. Many factors may cause actual results to vary including, but not limited to, the factors discussed in this Form 10-K. We expressly disclaim any obligation or undertaking to revise or publicly release any updates or revisions to any forward-looking statement contained in this Form 10-K. Investors should carefully review the risk factors described in this document along with other documents we file from time to time with the Securities and Exchange Commission.

ITEM 1.  BUSINESS

Overview

Network Equipment Technologies, Inc. (N.E.T.), founded in 1983, is a global provider of networking technology platforms. Our multiservice wide area networking (WAN) products, comprising the Promina product line, provide a platform that delivers extremely efficient bandwidth utilization on narrowband, circuit-switched networks and is tailored to highly reliable and secure communications. In response to the growth of broadband networks using packet-switching technologies and the Internet protocol (IP), we have added new platforms to our product offering. Our VX Series, the next evolution of our SHOUT product line, provides a flexible IP-telephony platform supporting a variety of voice capabilities, such as long-distance voice over Internet protocol (VoIP). Our SCREAM product line integrates IP and legacy-network functionality along with Ethernet aggregation to provide an easy-to-deploy migration and aggregation option for existing narrowband networks. These platforms are designed for extensive compatibility and interoperability with legacy networks and other vendors’ equipment, enabling enterprises, governments and carriers to take advantage of the cost savings and productivity gains of next-generation networking equipment while increasing the return on investment in existing infrastructure.

The Promina product line, which is now purchased mostly by government customers, has continued to provide the majority of our revenue in recent years. We have experienced a significant decline in revenue from the Promina products in the last two fiscal years as customers continue to move away from narrowband, circuit-switched networking to IP-based communications. We believe that our growth opportunities lie in our newer products that allow entities to migrate existing networks to IP while ensuring interoperability and providing specific mobility and security features required by government entities. Our VX Series products enable entities to immediately achieve the cost savings available from VoIP while continuing to use their existing private branch exchange (PBX) systems, avoiding the greater capital expense, training costs, and loss of features that would generally accompany complete replacement with a new IP-based PBX (IP PBX). For networks based on asynchronous transfer mode (ATM), SCREAM offers an ATM-to-IP migration solution. Our SCREAMlink program provides government entities that are ATM-dominant to continue to leverage investments in the Promina line as they migrate to IP.

During fiscal 2006, we entered into a license and development agreement with a supplier of advanced integrated circuits to bring new N.E.T. products to market in a short time frame. We are using the high-performance networking platform developed by the supplier as the basis for network exchange products that provide high-speed data transfer between storage area networks (SAN) and wide area networks (WAN) and secure grid computing. These products are intended to address customer needs in the government, supercomputing, and carrier markets. We have recently announced plans for the first product based on this technology, named the NX 5010ae.

We have a worldwide customer base that includes governmental entities, enterprise customers, and telecommunications service providers in North America, Europe, Latin America, the Middle East, and Asia. Our government customers include a variety of federal and international agencies and organizations, including civilian and defense agencies and resellers to such entities. We sell to enterprise customers in a variety of sectors such as financial services, energy, media, manufacturing, transportation, and retail.

Our global support and service organization, along with third-party service organizations, provides installation, maintenance, technical assistance, and customer training.

Industry Background

Among the significant advances in networking technologies over the past decade is the use of packet switching to divide information into relatively small packets for transportation over a network. Packet switching enables disparate applications to converge onto a single packet infrastructure, allows use of public infrastructure rather than requiring dedicated network lines, and is particularly well suited to the fast transmission of high volumes of information, often referred to as “broadband” communications. In contrast, circuit switching makes use of dedicated or leased lines to provide secure and deterministic transmission of communications. Historically, circuit-switched technology has been used by the Public Switched Telephone Network (PSTN) and for the transmission of relatively low-to-medium volumes of information, often referred to as “narrowband” communications. Packet-switched networks have been built mainly for carrying non real-time data, and circuit-switched networks continue to offer certain advantages for networks requiring the most secure and reliably deterministic communications.

VoIP allows for the transmission of voice along with other data over packet-routed networks, and provides an alternative to traditional circuit-switched telephone networks. As a result of the potential cost savings and added features of VoIP, consumers, enterprises, telecommunication service providers and others are increasingly adopting VoIP for their voice communications. VoIP has experienced growth in recent years due to its lower cost compared to traditional telephone circuit service. This growth has been aided by technological advances that have recently improved the quality and reliability of VoIP connections to rival that of traditional telephone circuit service, including security features, and by innovations that allow VoIP connections to include services not available on traditional voice-only networks. VoIP transmissions, by virtue of the data flow over open packet-routed networks, are inherently unsecure unless encryption or other security enhancements are applied to the transmission.

The increasing use of VoIP transmissions over different types of networks, such as fixed-line, cellular, and short-distance wireless, creates an opportunity to use a single protocol for these transmissions, allowing for a convergence of fixed and mobile communications. As an example of this fixed-mobile convergence (FMC), service providers can enable subscribers to roam and handover calls between cellular networks and public and private wireless networks using dual-mode mobile handsets. One standard for managing the transition between networks is Unlicensed Mobile Access (UMA), a technology that takes advantage of existing unlicensed spectrum technologies such as Bluetooth and 802.11 (WiFi).

As the U.S. Federal Government moves to an all-IP network, there will be new applications, such as field-deployable VoIP gateways, secure data transmission in high performance networks, and grid computing applications. For example, many government agencies must incorporate advanced, high speed data services into their networks while providing interoperability with the broad base of network technologies and applications that have been deployed over the years. Many new applications, such as those involving grid computing, will require high-grade data transfer between SANs and WANs. InfiniBand is a communications technology for high performance networks that can interconnect large “compute clusters” due to its progressive scalability and extremely low latency. Until now, InfiniBand has been confined within the data center due to its sub-20 meter cable length limitations. New, very high-speed network processing chips make it possible to remove this limitation, so that remotely located data centers and grid computing elements can be interconnected seamlessly with InfiniBand.

Business Strategy

Our strategy is to provide customers with intelligent, multi-service network platforms for the secure, high-speed transport of voice, video, and data traffic that:

•

Facilitate network evolution and interoperability

•

Support a broad array of access technologies

•

Reduce the risk of introduction of new network technologies into users’ operations

•

Extend the viability of legacy systems.

The following are key elements of our strategy:

Leverage our incumbent position in the government market. N.E.T. was a pioneer of the concept of multi-service networking and has been delivering these mission-critical capabilities for over twenty years. The installed base and revenue contribution from our narrowband Promina product line, sold primarily to government entities in recent years, continues to be the majority of our revenue today. The U.S. Federal Government, its agencies, and other customers around the world have used Promina for mission-critical networks, due in part to its time-proven ruggedness, reliability and capabilities for secure communications. We intend to leverage our installed customer base, particularly the government, for future sales of our broadband and IP telephony platforms, enabling the transition to IP while supporting legacy traffic and applications.

Design and develop industry leading broadband hardware and software service solutions. We consider our technological and product leadership to be critical to our future success. We have recently entered into agreements with a number of technology suppliers in an attempt to bring new N.E.T. products to market in a short time frame. We are also leveraging features of our SHOUT platform to develop a universal voice exchange platform, our VX Series, which will be designed to provide extensive protocol and signaling interoperability to meet the needs of the global enterprise market.

Leverage relationships with key partners. We continually seek to establish relationships with other technology suppliers, application software vendors, original equipment manufacturers (OEMs), distributors, resellers and our customers.  N.E.T. also seeks relationships with the systems integrators, software solutions providers, and large incumbent vendors globally that could facilitate our entry and success in global enterprise networks and major government projects.

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

Products

Promina – Narrowband Multiservice Access Platforms

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

The Promina product family includes a range of systems for various node sizes, with various processor, application, and interface modules. We offer a broadband migration path for Promina customers with the SCREAMlink program. SCREAMlink allows Promina customers to protect their investments in existing architectures while accommodating immediate needs through a logical migration to a hybrid Promina/SCREAM solution, monitored and controlled by netMS, an integrated network management solution. In addition, we also market an IP trunk interface for Promina, enabling direct IP connections to the Promina platform.

In fiscal 2006, 2005, and 2004, our Promina products accounted for 77.7%, 81.2%, and 86.3% of product revenue, respectively.

VX Series – Universal Voice Exchange Platform

The next evolution of our SHOUT product line, the VX Series is a fully-integrated multi-service voice switch with any-to-any gateway functionality, which offers enterprise customers a VoIP solution that interoperates with existing PBX and IP PBX systems. As a multi-function voice switch, the VX Series can be deployed in distributed networks to reduce and consolidate PBX infrastructure. VX extends advanced call system features from centralized data centers to remote locations. With its remote survivability features, VX provides continuous, local call service and intelligent trunk routing in the event of network connectivity failures.

The VX Series supports a variety of voice capabilities for enterprises, government and service providers, such as long-distance VoIP, hosted IP telephony, calling card services, and interactive voice response (IVR) solutions for call centers and help desks. The VX Series merges call control signaling and transport functionality into a single platform. The system’s advanced protocol translation, along with industry standard interfaces and integrated support for signaling system 7 (SS7) signaling, allow voice service providers to interconnect with multiple signaling protocols from autonomous networks. This compatibility or interoperability with existing vendors and networks reduces the risks for service providers or enterprises to switch to or incorporate the VX Series platform. Additionally, the VX Series offers a comprehensive voice security solution, including MD5 authentication to prevent spoofing, proprietary voice tunneling to prevent hijacking of calls, the SHOUT packet module to prevent rogue packets from delivering a distributed denial of service attack, and built in firewall to prevent SPIT (spam over Internet telephony), hackers, worms, viruses and Trojan horse attacks. Also, the VX Series offers transport layer security (TLS) to encrypt voice signaling and prevent tracing and trapping of an unencrypted voice stream with a person or telephone that can occur in an open Session Initiation Protocol (SIP) environment.

The VX 2500 platform supports one to 32 T1/E1 connections or up to 960 simultaneous voice calls, all in a five-inch high chassis that can be easily configured for a variety of services. This platform reduces space requirements by eliminating multiple stand-alone devices and the complex integration efforts required by other solutions on the market. The VX 900 supports one to eight T1/E1 connections or 240 simultaneous voice calls, with support for secure telephone units (STU) and calling card applications, in a chassis 1.75 inches high.

Using a combination of both open and exclusive technologies, the VX Series platform helps the enterprise to migrate their existing legacy telephony systems to a converged IP solution. The VX Series enables the interconnection of multi-vendor PBX and call center environments across an existing IP data network, while simultaneously integrating next generation VoIP applications, such as Microsoft’s Live Communications Server (LCS) and contact center solutions from Genesys. The VX Series’ multi-vendor, multi-protocol support, combined with its strong support of open standards such as SIP, helps customers avoid becoming locked into a particular vendor’s proprietary solutions.

The VX Series platform includes the ability to deliver secure voice applications. The U.S. Federal Government uses a variety of special phones to facilitate secure communications. The VX Series allows these phones to be used over IP networks, thus enabling a secured voice technology to be readily deployed wherever a connection to an IP network is available. The VX Series incorporates functionality that enables a high bandwidth utilization rate, which is particularly important in expensive, limited bandwidth situations such as satellite links.

To address the emerging FMC market, the Company has announced plans to deliver a UMA-enabled enterprise mobility solution based on the VX Series. The solution is intended to enable mobile operators to deliver enterprise-class FMC and mobility applications using dual-mode handsets. The design provides for interoperation with existing telecommunications and data networking infrastructure, with carrier support. The VX platform provides key elements for enabling enterprise FMC, including its multi-service IP voice switch with an integrated session border controller and vendor-independent remote survivability features.

SCREAM – Broadband Services Delivery Platform

SCREAM delivers single-platform integration of broadband aggregation and subscriber management, IP routing via Cisco’s IOS, ATM switching, edge routing, and broadband service creation. By aggregating a broad range of services and historically disparate technologies on a single platform, SCREAM can help managers of legacy networks reduce their capital equipment expenditures while they advance their broadband service offerings. In addition, the Promina Broadband Shelf, which is based on the SCREAM platform, provides government customers additional access to this broad range of ATM and IP technology.

N.E.T. has rights to use Cisco’s IOS pursuant to a long-standing relationship with Cisco. Cisco technology dominates the market for core network routers. We leverage Cisco’s command line interface (CLI) to provide near plug-and-play compatibility for customers with Cisco-powered networks, including carriers and the government.

NX Series – High Speed Network Exchange Platform – (under development)

We are currently developing network exchange products that are based on high-performance networking platforms that provide high-grade data transfer between SANs and WANs and secure grid computing. The NX5010ae, which is the initial product being developed in the NX Series, is a high-performance network exchange product that is designed for multi-protocol conversion and transport over high speed networks. Protocols utilized include InfiniBand, IP, Ethernet, ATM, and multiprotocol label switching (MPLS). With the NX5010ae, the short-distance limitations of InfiniBand are removed allowing seamless interconnection of remotely located data centers and grid computing elements with low latency.

Customers and Markets

N.E.T. operates in one segment: the design, development, manufacture and sale of networking technology platforms used for mission-critical communications solutions and associated services used by government organizations, enterprises, and carriers worldwide. N.E.T. pioneered multiservice networking and has been delivering this capability for over 20 years. Our focus is on information and communication-intensive organizations and these customers may be local, national, or global in their operations. We identify our markets as three primary groups: government, enterprises, and telecommunication carriers, or service providers. Government customers include but are not limited to U.S. defense and intelligence agencies, civilian agencies such as the Federal Aviation Administration and the Federal Emergency Management Agency, and international organizations such as NATO and foreign defense ministries, as well as resellers to such entities. Current enterprise customers include corporations representing the financial, banking, insurance, energy, media, transportation, manufacturing and retail sectors. Recent carrier customers include a variety of regional telecommunication companies.

Sales to the government sector represented 86.1%, 86.6%, and 77.5% of N.E.T.’s revenue in fiscal 2006, 2005, and 2004, respectively. N.E.T. does business with the government both as a direct contractor and as a subcontractor. A substantial portion of the revenue generated from our government customers is based on our contract with the General Services Administration (GSA), as well as through direct contracts such as with the Department of Defense (DoD) and NATO. Some of these contracts may also be used by other government agencies. N.E.T.’s current GSA contract, although extended through July 2006, is currently being reviewed and is under renegotiation to add new products and extend the term for an additional five years.

Emerging market areas such as Eastern Europe, China, and Latin America, where telecommunications infrastructure is relatively underdeveloped, have demand for our Promina product line. Applications that can be enabled by Promina-based solutions include digital data networks (DDNs) that provide basic data services in these locations. Sales to non-government customers in both emerging and more established areas outside of North America, our international commercial sector, represented 9.3%, 8.5%, and 14.4% of N.E.T.’s revenue in fiscal 2006, 2005, and 2004, respectively.

In fiscal 2006, NATO accounted for 10.7% of our revenue. In fiscal 2005, NATO and General Dynamics (a government systems integrator) accounted, respectively, for 13.5% and 11% of our revenue, and in fiscal 2004, General Dynamics accounted for 12.8% of revenue. Excluding aggregate orders from a variety of government agencies, no other single customer accounted for more than ten percent of N.E.T.’s revenue in fiscal 2006, 2005, or 2004.

Competition

The market for telecommunications equipment is highly competitive and dynamic, has been characterized by rapid changes to and the convergence of technologies, and has seen a worldwide migration from existing circuit technology to the new packet-based technologies. We compete directly, both internationally and domestically, with many different companies, some of which are large established suppliers of end-to-end solutions such as Alcatel, Avaya, Cisco, Juniper, Nortel, and Siemens. In addition to some of these large suppliers, a number of other smaller companies are targeting the same markets as we do. The large suppliers have greater financial, marketing and technical resources than we do and offer a wider range of networking products than we offer. These suppliers can often provide a complete network solution rather than a partial solution that may make their products more attractive to potential N.E.T. customers. The smaller companies have more ability than we do to focus their resources on a particular product development unencumbered by the requirements to support an existing product line. As a result of the flexibility of their market strategies, our competitors may be able to obtain strategic advantages that we cannot.

Sales

We sell our products and services through both direct and indirect sales channels worldwide, including large government systems integrators. We support the sales force effort with sales engineers who provide customers with pre-sale and post-sale technical assistance which allows N.E.T. to gain more in-depth knowledge of customers’ network requirements. Our business is generally not seasonal, though we have been affected by delays in adoption of government entity budgets and spending patterns of the Federal Government at its September end of year.

We sell products and services in North America primarily through direct channels, although we intend to make greater use of distributors and integrators in some markets, especially for the VX Series product line. Our international sales are made almost entirely through indirect channels that are augmented by the efforts of a local sales force. In addition to the marketing and sale of products, international resellers provide system installation and technical support. In most cases, international resellers have non-exclusive agreements to resell N.E.T. products within particular geographic areas. Resale agreements do not contain a sales commitment or required sales quota.

We sell to governments primarily through N.E.T.’s wholly owned subsidiary, N.E.T. Federal, Inc. (N.E.T. Federal), which sells products directly, through systems integrators, through collaborative government contracting, and by contracting agencies at their convenience or at annual intervals. N.E.T. Federal supports sales to the Federal Government’s defense and civilian sectors and to government agencies worldwide. Sales to governments include sales under contracts with certain agencies within the U.S. Department of Defense, intelligence and civilian agencies, and international government organizations.

Our selling model makes use of our field sales, engineering, product management, and executive personnel to establish and maintain customer contacts at multiple levels within a customer organization. We believe the successful execution of this multi-tiered selling model is important to our success.

Backlog

We manufacture our products based upon our forecast of customer demand and we typically build products in advance of receiving firm orders from our customers. Orders for N.E.T.’s products are generally placed by customers on an as-needed basis and we typically have been able to ship these products within 30-90 days after the customer submits a firm purchase order. As a U.S.-based company, we are required to give priority to Federal Government rated “defense-expedite” (DX) orders, which may cause the backlog of other customers’ orders to become delinquent. Because of the possibility of customer changes in delivery schedules or cancellation of orders, N.E.T.’s backlog as of any particular date may not be indicative of sales in any future period.

Customer Service

The markets, customers and complex challenges of the networking industry described above require support, service and other assistance in the development, operation and expansion of a customer network. We provide a wide range of global service and support options to customers and resellers of N.E.T. products. Service offerings include product installation, a choice of different hardware and software maintenance programs to meet the varying needs of our customers, parts repair, remote and on-site technical assistance, and customer training. In addition, N.E.T. provides web-based customer support services through our Electronic Support Center. Services available over the web include first-line troubleshooting information for N.E.T. products; technical information, such as trouble shooting guides and frequently asked questions; and a web-based interface to N.E.T.’s Technical Assistance Center (TAC) through an online case management system.

TAC is available 24 hours a day, seven days a week, staffed by engineers trained in networking products. TAC assists customers remotely over the telephone and has multiple language capabilities. TAC engineers have the ability to replicate customer problems and test proposed solutions prior to implementation. Maintenance support from TAC, whether provided over the web or over the telephone, is fee-based under either an annual fee contract or on a time-and-materials basis.

Through a contractual arrangement with CACI International Inc. (CACI), CACI provides maintenance and other services to our Federal customers. We provide third-level support to CACI and other services as required. Our products are also serviced and supported by other partners throughout the globe.

Customer training on N.E.T. products, OEM products and the underlying technologies is provided to both end-users and resellers worldwide. We provide training both at N.E.T. facilities and at customer and reseller sites. Our training services can be customized to meet the special requirements of our customers. Customers are charged per person per class for N.E.T. training. We also offer a portfolio of computer-based training sessions for our products, which are licensed on an individual or site basis.

In fiscal 2006, 2005, and 2004, service and support revenue accounted for 18.7%, 15.3%, and 14.9%, respectively, of N.E.T.’s revenue.

Manufacturing

We outsource all product manufacturing, including assembly and structural test, functional test, systems integration, and order fulfillment functions. We also consolidated all our outsourced manufacturing to a single vendor during fiscal 2006. Up until the second half of fiscal 2006, we performed the functional test, systems integration, and order fulfillment functions in-house at our Fremont, California facility. We maintain control over parts procurement, design, documentation and selection of approved suppliers. Our agreement with the contract manufacturer requires us to compensate our contract manufacturer in the event of termination or cancellation of orders, discontinuance of product, or excess material created by an engineering change. We have not incurred significant charges as a result of these factors.

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

We attempt to maintain sufficient inventory to ship products quickly, normally within 30 to 90 days after receipt of an order. Scheduling of production and inventory supply is based on internal sales forecasts. Generally, our customer contracts allow the customers to reschedule delivery dates or cancel orders within certain time frames before shipment without penalty and outside those time frames with a penalty. Because of these and other factors, there are risks that excess or inadequate inventory levels could occur.

We are focused on continually enhancing the quality of products and services delivered to customers worldwide. This includes improving the quality of supplied components, subassemblies and internal processes. As part of this continuing process, N.E.T. is TL 9000 certified.

Research and Development

We believe that our long-term success depends on our ability to maintain product and technology leadership. The networking equipment industry is characterized by rapid technological change, evolving industry standards, frequent new product introductions, enhancements to products currently in the market and constantly changing customer requirements. To compete effectively, N.E.T. must be able to bring new products to market in a timely and cost-effective manner and provide existing customers an attractive migration path to our newer products. Along with making continued investments in our internal research and development, we also enter into development agreements with other technology suppliers and may make strategic acquisitions to provide needed technology and resources.

We continually monitor relevant markets and our customers’ businesses and technology developments in order to develop products that proactively address customer needs. The majority of our research and development activity is focused on packet-based technologies, particularly VoIP and high-speed networking.

While most product development activity is undertaken by N.E.T. employees, we enter into license and technology agreements to accelerate development of new products or expand the scope of development efforts, as well as employ external development organizations. We have also begun to outsource some of our product development activities.

In fiscal 2006, 2005, and 2004, N.E.T.’s research and development expenditures were $23.2 million, $26.1 million, and $27.6 million, respectively.

Employees

As of March 31, 2006, we had 254 full-time employees. None of our employees are represented by a labor union. We consider our employee relations to be good.

Geographic Information

See Note 13 to our consolidated financial statements.

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

We seek to protect our inventions, trade secrets and other confidential information by non-disclosure policies. All of our employees and contractors sign confidentiality and invention disclosure agreements. Any person outside N.E.T. receiving N.E.T. confidential information either signs a non-disclosure agreement prior to receiving proprietary technology information or is a N.E.T. licensee. We foster the disclosure of patentable inventions with a financial incentive program benefiting our employees and contractors.

Over the past twenty years, a number of patents have been issued to N.E.T. in the United States, Europe and Japan. These include some very early basic ATM inventions that conform to ATM Forum standards. We have a highly focused effort to identify and patent our proprietary VX Series technology and technology related to the migration of our narrowband Promina multiservice access platform to broadband services. In fiscal 2006, we were granted six U.S. patents, and now hold a total of 35 U.S. patents. We expect to continue filing patent applications and enter into license agreements as our development process for newer products moves forward. We have not historically pursued claims against other companies based on possible infringements of our patent portfolio, but we believe that our investment in intellectual property protection can offer defenses to claims against us and may provide an additional source of future revenue.

Where You Can Find More Information

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act, available free of charge on or through our Internet website located at www.net.com., as soon as reasonably practical after they are filed with or furnished to the SEC. Stockholders may also access and download free of charge our corporate governance documents, including our Corporate Governance Guidelines, Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee Charters, and Code of Business Conduct, on or through this Internet website. In addition, any stockholder who wishes to obtain a printed copy of any of these documents should write to:  Investor Relations, N.E.T., 6900 Paseo Padre Parkway, Fremont, California 94555.

ITEM 1A.  RISK FACTORS

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

For each of the last several fiscal years, we have incurred net losses. Although we have reduced operating expenses over the past several years, we will need revenue to grow in order to achieve profitability. Our circuit-switched product line, Promina, currently provides the majority of our revenue, but revenue from that product line has declined in recent years. Our newer IP-based products, have not yet achieved market acceptance or broad commercial sales, and we are incurring substantial product development and marketing expenses for those and other product lines that we do not expect to launch until fiscal 2007. Accordingly, we will not likely be profitable unless our newer product lines achieve commercial success that outpaces the anticipated decline of our Promina product line. In addition, we must contain our operating expenses, many of which are fixed in the short term making it difficult to reduce expenses rapidly in response to shortfalls in revenue.

Our operating results may continue to fluctuate.

Our operating results vary significantly from quarter to quarter. These fluctuations may result from a number of factors, including:

•

changes in demand for our products, particularly our narrowband Promina product line, which has declined significantly in the last two fiscal years;

•

the timing of orders from, and shipments to, our customers;

•

the timing of the introduction of, and market acceptance for, new products and services;

•

variations in the mix of products and services we sell;

•

the timing and level of certain expenses, such as joint venture and development arrangements, marketing activities, prototype costs, write-offs of obsolete inventory, or potential write-downs of lease costs for facilities that we may cease to use;

•

the timing of revenue recognition, which depends on numerous factors, such as contractual acceptance provisions and separability of arrangements involving multiple elements, including some factors that are out of our control, such as assurance as to collectibility;

•

the timing and amounts of stock-based awards to employees;

•

the timing and size of Federal Government budget approvals and spending, and timing of government deployment schedules; and

•

economic conditions in the networking industry, including the overall capital expenditures of our customers.

Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Any shortfall in revenue may adversely affect our business, results of operations, and financial condition. Investors should not rely on our results or growth for one quarter as any indication of our future performance.

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

Currently, we derive the majority of our product revenue from our Promina product line, a circuit-based narrowband technology. The market for our Promina product is declining as networks increasingly employ packet-based broadband technology. This technology migration resulted in a significant drop in sales of our Promina products over the last several years. If we are unable to develop substantial revenue from our newer packet-based broadband product lines, our business and results of operations will suffer. Although we have developed a migration path to broadband technology and have entered and expect to enter into development agreements with third parties to expand our broadband offerings, this strategy may not materially mitigate this decline.

A significant portion of our revenue is generated from sales to governmental agencies.

A significant portion of our total revenue from product sales comes from contracts with governmental agencies, most of which do not include long-term purchase commitments. Historically, the government has been slower to adopt new technology, such as packet-based technology, which has had the effect of extending the product life of our Promina product. While the government has purchased and is evaluating some of our new products for broader deployment, this new business may not develop quickly or be sufficient to offset future declines in sales of our Promina product. Furthermore, if the government accelerated adoption of new technology, and replaced the Promina product line in their networks with products other than ours, our product revenue would decline further. We anticipate that our past experience will result in future contracts with the government; however, we face significant competition in this endeavor. If we fail in developing new products and successfully selling them to our government customers, our revenue may not increase to profitable levels.

A substantial portion of the revenue generated from our government customers is based on our contract with the GSA, which is presently up for renewal. There is a possibility that the GSA will not renew the contract, which would make many of our government sales more difficult. We have also submitted a proposal to modify our GSA schedule to add some of our newer products, which certain government customers had been purchasing as “open market” items. If the GSA does not agree to add these products to our GSA schedule, or does not renew the contract, future sales of such products to government customer will be more difficult. and our revenue and results of operations may suffer.

As part of the renewal process for our contract with the GSA, the government performed a pre-award audit, which identified a number of possible discrepancies regarding our compliance with the current GSA contract. In response to the pre-award audit, we conducted an internal review of our compliance with the contract, which provided an estimate of potential liabilities resulting from the discrepancies. We have accrued a liability in the amount of the estimated liability through fiscal 2006. However, the GSA could seek additional amounts if it disputes the results of our internal review, or could seek additional amounts for discrepancies following the review period. Also, if the GSA contract is renewed by the government, we expect the discount offered to government customers to be higher than it was for most of the term of the current contract.

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

Gross margins may be adversely affected in the future due to increases in material and labor costs, increases in subcontractor charges, changes in the mix of products and services we sell, increased sales through resellers, increased warranty costs, or pressure on pricing and margins due to competition. As we introduce new products, our overall gross margins may decline, as new products typically have lower gross margins than established products, as a result of customary discounting for early customers and higher per-unit costs associated with low purchase volumes of components. A decline in our gross margins could have a material adverse effect on our business, results of operations, and financial condition.

Regulations and other factors, some of which are beyond our control, could affect our ability to sell into international markets.

We conduct sales and customer support operations in countries outside of the United States and depend on non-US operations of our subsidiaries and distribution partners. As a general rule, international sales tend to have risks that are difficult to foresee and plan for, including political and economic stability, regulatory changes, currency exchange rates, changes in tax rates and structures, and collection of accounts receivable. Further, our international markets are served primarily by non-exclusive resellers who themselves may be severely affected by economic or market changes within a particular country or region. Our future results could be materially adversely affected by a variety of uncontrollable and changing factors that could affect these activities. Unforeseen or unpredictable changes in international markets could have a material adverse effect on our business, results of operations, and financial condition. For sales within the European Union, our products must comply with the Restriction on Hazardous Substances Directive (RoHS), any failure of which could result in fines, product seizures, or injunctions against sale.

The market for our products is highly competitive and many of our competitors have greater resources than we do.

The market for networking equipment is highly competitive and dynamic, has been characterized by rapid technological changes and shifting customer requirements, and has seen a worldwide migration from existing circuit technology to the new packet-based technologies. We compete directly, both internationally and domestically, with many different companies, some of which are large, established suppliers of end-to-end solutions, such as Alcatel, Avaya, Cisco, Juniper, Nortel and Siemens. In addition to some of these large suppliers, a number of other smaller companies are targeting the same markets as we are.

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

We single-source our manufacturing processes; a failure or delay by our contract-manufacturing vendor could affect our ability to ship our products timely.

We outsource all product manufacturing, including assembly and structural test, as well as functional test, systems integration, and order fulfillment functions to a single vendor, located in the eastern United States. Any difficulties or failures to perform by our contract manufacturer could cause delays in customer product shipments or otherwise negatively affect our results of operations. We have agreed to compensate our contract manufacturer in the event of termination or cancellation of orders, discontinuance of product, or excess material created by an engineering change. Also, should a contract manufacturer in some future period decide not to renew our contract with them, it would be difficult for us to quickly transfer our manufacturing requirements to another vendor, likely causing substantial delays in customer product shipments and affecting our revenue and results of operations. If we transition product manufacturing to a new vendor, the transition itself and the lack of experience and adjustments to working with the new vendor could cause delays in customer product shipments or otherwise negatively affect our results of operations.

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

We have also begun to outsource some of our product development activities, which carries inherent risks such as reduced ability to control the timing and quality of the work product, uncertain continuity and availability of skills and knowledge, difficulties of managing and integrating the third-party development, and potential disputes over intellectual property. In using third parties for product development, we must share with them and will receive from them various intellectual property, which increases the risk of misuse of our intellectual property, as well as the risk that the resulting product might contain items that infringe the intellectual property rights of others.

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

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse affect on our financial results. We use foreign exchange contracts to hedge significant accounts receivable and intercompany account balances denominated in foreign currencies. Although we have established foreign exchange contracts for non-dollar denominated sales and operating expenses in the United Kingdom, France, and Japan, exposures remain for non-dollar denominated operating expenses in Asia and Latin America. We will continue to monitor our exposure and may hedge against these or any other emerging market currencies as necessary. Market value gains and losses on hedge contracts are substantially offset by fluctuations in the underlying balances being hedged.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

N.E.T. is headquartered in Fremont, California. In December 2001, we entered into a ten-year lease for two buildings totaling 185,790 square feet for our headquarters and research and development personnel as well as to house our manufacturing operations. During fiscal 2006, we outsourced all manufacturing operations previously performed in one of the buildings, though we maintain the space for possible use in connection with strategic initiatives. N.E.T. and our subsidiaries also lease sales and service offices at other locations in the United States, the United Kingdom, France, Singapore, and Japan.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders during the quarter ended March 31, 2006.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

See Note 8 and 9 in the “Notes to Consolidated Financial Statements.” At May 26, 2006, there were approximately 450 registered stockholders of record of N.E.T.

Market Price

N.E.T.’s common stock is traded on the New York Stock Exchange under the symbol “NWK.” The following table sets forth, for the quarterly periods indicated, the high and low sale prices of our common stock:

Fiscal 2006	Low	High
First quarter	$4.94	$7.10
Second quarter	$4.45	$5.57
Third quarter	$4.17	$5.18
Fourth quarter	$3.74	$4.54

Fiscal 2005	Low	High
First quarter	$6.73	$12.20
Second quarter	$6.01	$9.61
Third quarter	$6.45	$10.27
Fourth quarter	$6.82	$10.06

N.E.T. has never declared or paid dividends on our capital stock and does not intend to pay dividends in the foreseeable future. In addition, our 7 ¼% convertible subordinated debentures trade in the over-the-counter market.

Information regarding equity compensation plans will be contained in the Proxy Statement in the section captioned “Equity Compensation Plan Information” and is incorporated herein by reference.

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

(In thousands, except per share amounts)

Fiscal year ended	2006	2005	2004	2003	2002
Total revenue	$69,768	$114,218	$127,036	$122,100	$101,546
Net loss	$(27,235)	$(6,432)	$(559)	$(18,448)	$(37,398)
Basic and diluted net loss per share	$(1.10)	$(0.26)	$(0.02)	$(0.82)	$(1.69)
7 ¼% convertible subordinated debentures	$24,706	$24,706	$24,706	$24,706	$24,706
Total assets	$136,678	$168,476	$172,084	$164,818	$187,422

Amounts for fiscal 2006 differ from amounts previously reported in the Company’s earnings release of April 26, 2006 due to a subsequent adjustment to record a liability related to the Company’s contract with the GSA, as discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes. Statements contained in this discussion that are not historical facts are forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. A forward-looking statement may contain words such as “plans,” “hopes,” “believes,” “estimates,” “will,” “continue to,” “expect to,” “anticipate that,” “to be,” or “can affect.” Forward-looking statements are based upon management expectations, forecasts and assumptions that involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Many factors may cause actual results to vary, including, but not limited to, the factors identified in this discussion. The Company expressly disclaims any obligation or undertaking to revise or publicly release any updates or revisions to any forward-looking statement contained in this discussion. Investors should carefully review the risk factors described in this document along with other documents the Company files from time to time with the Securities and Exchange Commission (SEC).

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

For transactions where we have not yet obtained customer acceptance, revenue is deferred until the terms of acceptance are satisfied. Where product revenue has been deferred, we generally defer the associated cost of goods until the product revenue is recognized. Revenue for installation or other services such as training is recognized upon completion of the service. Maintenance contract revenue is typically recognized ratably over the period of the contracts. For arrangements that involve multiple elements, such as sales of products that include maintenance or installation services, revenue is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element have been met. We use the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and vendor specific objective evidence of the fair value of all the undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of fair value of one or more undelivered elements does not exist, revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

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

Inventory Provisions:   Inventory purchases and commitments are based upon future demand forecasts. If there is a significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to make adjustments to write down our inventory to the lower of cost or market, and our gross margin could be adversely affected. Due to the decline in demand for our products in fiscal 2006, we increased our inventory reserves for potential excess inventory to 24.3% of gross manufacturing inventory at March 31, 2006 from 22.5% at March 25, 2005.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R is effective for the first annual reporting period beginning after June 15, 2005 and will be adopted by us in the first quarter of fiscal 2007. We will be required to measure the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award rather than apply the intrinsic value measurement provisions of APB 25. The actual effects of adopting SFAS 123R will depend on numerous factors and assumptions including the valuation model we choose to value stock-based awards, the rate of forfeitures we assume, the method by which we recognize the fair value of awards over the requisite service period, which is usually the vesting period, and the transition method we choose for adopting SFAS 123R.

We expect to use the modified prospective application method and the Black-Scholes pricing model. Under the modified prospective application method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123.

We have not yet fully quantified the effects of the adoption of SFAS 123R, but expect that the new standard may result in significant stock-based compensation expense. We have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosure under SFAS 123.

To mitigate the effect on the Company’s financial statements, on March 21, 2006, the board of directors approved accelerating the vesting of employee stock options that had exercise prices above $5.00. The closing price of N.E.T.’s common stock on this date was $3.91. As a result, 564,789 shares became immediately vested, at a weighted average exercise price of $7.67. These shares represented 35% of the total unvested options immediately prior to the acceleration. The accelerated options included certain options held by executive officers of N.E.T., but no options held by members of the board of directors.

Deferred Taxes:   We have incurred tax losses in prior fiscal years and, at March 31, 2006, we have an estimated $118.6 million of federal net operating loss carryforwards and $35.4 million of state operating loss carryforwards available expiring in the years 2007 through 2026. We have provided a full valuation allowance against our deferred tax assets, given the uncertainty as to their realization. In future years, these benefits are available to reduce or eliminate taxes on future taxable income. Current federal and state tax laws include provisions that could limit the annual use of our net operating loss carryforwards in the event of certain defined changes in stock ownership. Our issuances of common and preferred stock could result in such a change. Accordingly, the annual use of our net operating loss carryforwards may be limited by these provisions, and this limitation may result in the loss of carryforward benefits to the extent the above-limit portion expires before it can be used. We have not yet determined the extent of the limitation, if any.

Changes to Previously Announced Fiscal 2006 Fourth Quarter and Annual Results

On April 26, 2006, we announced our fiscal 2006 fourth quarter and annual results. Subsequent to that date, our special accounting consultants completed their review of our compliance with our General Services Administration (GSA) schedule contract and provided an estimate of the Company’s potential liability arising under the contract. The contract is presently up for renewal and as part of the renewal process the government performed a pre-award audit, which identified a number of possible discrepancies regarding the Company’s compliance with the current contract. In response, the Company, with the assistance of special counsel and a “big four” accounting firm retained as special accounting consultants, conducted an internal review of compliance from January 2000 to December 2005. The internal review, which was completed in May 2006, identified various compliance discrepancies throughout the review period, including discrepancies regarding the pricing requirements of the contract. Based on the results of the internal review, which we have voluntarily reported to the GSA, we accrued a liability of $700,000, and reduced revenue by the same amount, in the fourth quarter of fiscal 2006 for an expected restitution payment to the government. Below is a reconciliation of the effects of this change on the reported results in our April 26, 2006 press release to amounts reported in this Annual Report on Form 10-K:

(in thousands, except per share amounts)	Quarter Ended March 31, 2006			Year Ended March 31, 2006
	10-K	As previously reported	Increase (Decrease)	10-K	As previously reported	Increase (Decrease)
Revenue:
Product	$10,173	$10,873	$(700)	$56,712	$57,412	$(700)
Service and other	3,235	3,235	—	13,056	13,056	—
Total revenue	13,408	14,108	(700)	69,768	70,468	(700)
Gross margin	5,127	$5,827	(700)	31,775	32,475	(700)
Loss from operations	(10,361)	(9,661)	700	(29,139)	(28,439)	700
Loss before taxes	(10,174)	(9,474)	700	(28,396)	(27,696)	700
Net loss	(10,164)	(9,464)	700	(27,235)	(26,535)	700

Basic and diluted net loss per share	$(0.41)	$(0.38)	$0.03	$(1.10)	$(1.07)	$0.03

Results of Operations

The following table depicts selected data derived from our consolidated condensed statements of operations expressed as a percentage of revenue for the periods presented:

	Fiscal Year Ended
Percent of revenue	March 31, 2006	March 25, 2005	March 26, 2004
Product	81.3%	84.7%	85.1%
Service and other	18.7	15.3	14.9
Total revenue	100.0	100.0	100.0

Product gross margin	53.6	59.8	60.1
Service and other gross margin	10.7	7.4	13.7
Total gross margin	45.5	51.8	53.2

Sales and marketing	33.7	24.1	24.5
Research and development	33.3	22.8	21.7
General and administrative	16.1	9.0	8.2
Restructure and other costs	4.2	3.5	0.1
Total operating expenses	87.3	59.5	54.5
Loss from operations	(41.8)	(7.7)	(1.3)

Interest income	3.8	1.6	1.2
Interest expense	(2.7)	(1.7)	(1.6)
Gain on sale of Federal Services Business	—	1.3	1.2
Other income (expense), net	—	(0.1)	0.1
Loss before taxes	(40.7)	(6.6)	(0.4)
Income tax provision (benefit)	(1.7)	(1.0)	—
Net loss	(39.0)%	(5.6)%	(0.4)%

Overview and Highlights

•

Promina product sales and sales to the government sector have declined but still account for the substantial majority of our revenue. Sales of our Promina product have declined as the government and other customers continue to move to broadband, IP-based communications and as the number of operational systems deployed in government programs that incorporate our Promina systems declined. Our Promina product provides IP capabilities but its reliance on circuit-switching limits its use to narrowband networking. We expect sales to the government sector will continue to decline over time as customers move from narrowband, circuit-switched network products to high bandwidth systems based on IP. Our newer products, the NX and VX Series, are aimed at these new IP-based applications, but we do not expect to generate revenue from these products until the second half of fiscal 2007, and then at low levels until these products are ordered and delivered in volume.

A comparison of revenue from our Promina product and government customers is as follows:

	Year Ended			Year Ended
	March 31, 2006	March 25, 2005	FY06 vs FY05	March 26, 2004	FY05 vs FY04
Promina product revenue	$44,088	$78,549	(43.9)%	$93,289	(15.8)%
% of product revenue	77.7%	81.2%		86.3%

Revenue from government customers	$60,105	$98,857	(39.2)%	$98,498	0.4%
% of total revenue	86.1%	86.6%		77.5%

•

Our VX Series products are targeted to advanced VoIP applications, principally in the enterprise and government markets. The VX Series, which leverages features of our SHOUT product for a universal voice exchange platform, offers enterprise customers a VoIP solution that interoperates with existing PBX and IP PBX systems. These products have been used for applications such as migration of existing PBX networks to VoIP technology and secure communications using VoIP. The VX Series can be deployed in distributed networks to reduce and consolidate PBX infrastructure. The VX Series is well-suited for certain government applications that use more expensive bandwidth, such as satellite communications.

•

We continue to reduce costs and expenses. Total operating expenses in fiscal 2006 declined to $60.9 million from $67.9 million in fiscal 2005 and $69.2 million in fiscal 2004. Fiscal 2006 included additional operating expenses of approximately $735,000 due to an additional week in fiscal 2006 as compared to the usual 52-week fiscal year.

•

Our cash position remains strong. Total cash, which includes cash equivalents, restricted cash and short-term investments, was $86.2 million at March 31, 2006. This compares to $108.7 million at March 25, 2005, which included $697,000 in long-term restricted cash related to our Fremont, California facility lease and performance guarantees on customer contracts, and $102.0 million at March 26, 2004.

Revenue

	Year Ended			Year Ended
	March 31, 2006	March 25, 2005	FY06 vs FY05	March 26, 2004	FY05 vs FY04
Product	$56,712	$96,726	(41.4)%	$108,127	(10.5)%
Service and other	13,056	17,492	(25.4)	18,909	(7.5)
Total revenue	$69,768	$114,218	(38.9)%	$127,036	(10.1)%

The decrease in total revenue in each year is due primarily to a decrease in product revenue, although service and other revenue also declined each year.

The decrease in product revenue in fiscal 2006 from fiscal 2005 is due primarily to a decline in sales to the government, which decreased $38.8 million. The decrease in government product revenue is attributable to a decline in Promina revenue as the networking equipment market continues to move to IP-based communications and the number of operational systems deployed in government programs that use our Promina systems has declined. We do not expect revenue from the government sector, or total revenue, to return to the levels of previous years unless and until our newer products achieve broader market acceptance. Several of these products are not scheduled for release until the second half of fiscal 2007. Until such time, government revenue is likely to remain flat or decrease.

A substantial portion of the revenue generated from our government customers is based on our contract with the GSA, which is currently up for renewal. As part of the renewal process, the government performed a pre-award audit, which identified a number of possible discrepancies regarding our compliance with the current GSA contract. In response to the pre-award audit, we conducted an internal review of our compliance with the contract, which provided an estimate of potential liabilities resulting from the discrepancies. Based on the results of the internal review, we accrued a liability of $700,000, and reduced revenue by the same amount, in the fourth quarter of fiscal 2006 for an expected restitution payment to the government. If the GSA contract is renewed by the government, we expect the discount offered to government customers to be higher than it was for most of the term of the current contract.

The decrease in product revenue in fiscal 2005 from fiscal 2004 was due primarily to decreased sales in international commercial markets. International commercial sales decreased $7.4 million from $14.1 million in fiscal 2004 to $6.7 million in fiscal 2005, reflecting the general decline in the market for circuit-switched products.

Product revenue is generated primarily from our circuit switched product line, Promina. Several years ago, we introduced two product lines, SHOUT and SCREAM, aimed at the IP telephony and broadband equipment markets. We also introduced a new network management system, netMS. Product revenue from products other than Promina, including SHOUT and SCREAM, was $11.9 million, $16.6 million, and $10.5 million in fiscal 2006, 2005, and 2004, respectively, or 21.0% , 17.1%, and 9.7% of product revenue, respectively.

Service and other revenue decreased in fiscal 2006 from fiscal 2005 and in fiscal 2005 from fiscal 2004. The reduction in service and other revenue is primarily due to a decline in the installed base of equipment held by non-government customers as well as the cancellation in the second quarter of fiscal 2006 of a service order that accounted for annual revenue of approximately $2.8 million. In addition, a number of customers lowered their levels of service support in efforts to reduce their operating costs, which is enabled in part by the reliability of our Promina products. The decline in service and other revenue in fiscal 2005 due to these factors was partially offset by an increase in service revenue from government customers, as a number of these customers contracted directly with us for service rather than using our third-party service provider.

The timing of recognition of revenue is also dependent on customer deployment schedules and the timing of contractual acceptance provisions being met, which could cause significant fluctuations in our revenue in the near term.

Gross Margin

	Year Ended
	March 31, 2006	March 25, 2005	March 26, 2004
Product gross margin	53.6%	59.8%	60.1%
Service and other gross margin	10.7	7.4	13.7
Total gross margin	45.5%	51.8%	53.2%

Product and total gross margin decreased in fiscal 2006 from fiscal 2005 and in fiscal 2005 from 2004. Service and other gross margin increased in fiscal 2006 from fiscal 2005 after declining in fiscal 2005 from fiscal 2004.

The decrease in product gross margin in fiscal 2006 from fiscal 2005 is due to lower product revenue on relatively fixed production overhead costs and the affect of the accrual for the expected restitution payment to the GSA. The decrease in product gross margin in fiscal 2005 from fiscal 2004 is due to lower product revenue and a higher mix of SHOUT and SCREAM product revenue as a percentage of total product revenue. The lower product revenue requires relatively fixed production overhead costs to be spread over less product revenue. SHOUT (and the VX Series) and SCREAM currently have lower gross margins than our Promina product line as a result of customary discounting for early customers and higher per-unit costs associated with low purchase volumes of components.

Production overhead in fiscal 2006 was affected by the transition of manufacturing from our own facility to a contract manufacturer, which we completed in fiscal 2006. During this transition, a small portion of manufacturing activity was performed at our Fremont facility, such that our production overhead included the costs of activities at both locations until September 2005. The most significant of the additional manufacturing costs included in production overhead were fixed costs of the Fremont facility of approximately $560,000 from April 2005 through August 2005. Beginning in September 2005, these facility costs have been recorded as general and administrative costs as we hold the facility for potential future uses. The extra week in fiscal 2006 resulted in approximately $80,000 in additional fixed production overhead costs as compared to the prior years. We also increased our inventory reserves for potential excess inventory at the end of fiscal 2006 due to the decline in demand for our products in fiscal 2006, which accounted for an additional $130,000 in cost of product.

Product gross margin can be significantly affected by the mix of products sold, including the extent of third-party, or OEM, products sold. We expect our sales of OEM products to Federal Government customers to decline, partly as a result of newly restricted purchasing of “open market” items on orders issued under our GSA schedule and related contracts. Revenue from OEM products, of which the majority have been sold to government customers, including the Federal Government, was $2.8 million, $5.3 million, and $4.6 million, respectively, in fiscal 2006, 2005, and 2004, or 5.0%, 5.5%, and 4.2% of product revenue, respectively. The introduction of new products, which typically have lower gross margins as a result of customary discounting for early customers and higher per-unit costs associated with low purchase volumes of components, will affect margins as we transition from our established Promina product to newer products.

The increase in service and other gross margin in fiscal 2006 compared to fiscal 2005 is due to decreased costs of our service operations as we aligned our cost structure with current service requirements. The reductions in costs from realigning our service operations in fiscal 2006 were offset by $45,000 in additional costs as a result of the additional week in fiscal 2006 as compared to the prior years.

The decrease in service and other gross margin in fiscal 2005 from fiscal 2004 was due to predominantly fixed costs of providing service, spread over a lower amount of service and other revenue. A decline in the installed base of our equipment, coupled with the reliability of our Promina product, has resulted in a reduction in service contracts and an overall decline in service revenue.

Service and other gross margin is affected primarily by the level of service contracts and the mix of service between our commercial and government customers. Our government customers primarily contract service from a third party, but sometimes directly from us. In the event government customers contract directly with us, we must still incur third party costs to deliver the service, which adversely affects our service margin. Additionally, service gross margin will typically vary over time due to changes in the mix of services, whether fixed-cost or time and materials based, for example, and the timing of service contract initiations and renewals.

Operating Expenses

	Year Ended			Year Ended
	March 31, 2006	March 25, 2005	FY 06 vs FY05	March 26, 2004	FY 05 vs FY04
Sales and marketing	$23,493	$27,530	(14.7)%	$31,052	(11.3)%
Research and development	23,235	26,053	(10.8)	27,609	(5.6)
General and administrative	11,265	10,283	9.5	10,402	(1.1)
Restructure and other costs	2,921	4,047	(27.8)	181	2,135.9
Total operating expenses	$60,914	$67,913	(10.3)%	$69,244	(1.9)%

Total operating expenses decreased 10.3% or $7.0 million in fiscal 2006 from fiscal 2005, and 1.9% or $1.3 million in fiscal 2005 from fiscal 2004. The decreases are due to cost cutting efforts across all functions as a result of management’s intent to realign the business with revenue levels.

The primary changes in operating expenses in fiscal 2006 versus fiscal 2005 are:

•

We reduced non-production headcount to approximately 200 employees at March 31, 2006 from 284 at March 25, 2005, which accounted for reductions in compensation and benefits costs totaling $4.7 million across all functions.

•

We reduced office space or closed offices in the field reducing non-manufacturing facility and rent costs by $1.9 million. This reduction was offset by a net increase in general and administrative expenses of $982,000 due mainly to the inclusion since September 2005 of all expenses, totaling approximately $2.0 million, related to our former Fremont manufacturing facility as we hold the facility for potential future uses. Prior to September 2005, most of these facility costs were recorded as costs of product revenue and expenses of functional areas other than general and administrative.

•

We also reduced travel and entertainment expenses by $521,000 and trade shows and marketing communications expenses by $459,000.

•

We benefited from reductions in depreciation of approximately $1.8 million as capital spending decreased and as more fixed assets became fully depreciated.

•

Restructure and other costs were $1.1 million less.

•

These reductions were offset by approximately $735,000 in additional costs as a result of the additional week in fiscal 2006.

The primary changes in operating expenses in fiscal 2005 versus fiscal 2004 are:

•

We reduced non-production headcount to 284 employees at March 25, 2005 from 323 at March 26, 2004, which resulted in a decrease of $5.1 million in compensation and benefits costs across all functions.

These reductions were offset by restructure costs totaling $4.0 million and third-party costs to comply with the requirements of section 404 of the Sarbanes-Oxley Act totaling $457,000.

Detail of restructure and other costs is as follows:

	Year Ended
	March 31, 2006	March 25, 2005	March 26, 2004
Employee separation costs	$3,016	$3,588	$—
Lease write offs, office closure costs, and other	135	705	266
Expired employee benefits	(204)	(205)	—
Adjustments to previous lease restructure estimates	(26)	(41)	(85)
	$2,921	$4,047	$181

•

Fiscal 2006:
Restructure and other costs in fiscal 2006 consisted mainly of $1.1 million related to the severance agreement executed with our former chief executive officer and other employee separation costs resulting from reductions in the international sales and service organization, as well as other cost-cutting efforts across all functions including $135,000 for terminating a contract for employee training. These amounts were offset by reversals of $204,000 resulting from expiration of employee benefits accrued for previous restructurings and $26,000 related to the sublease of our Dallas, Texas office necessitating an adjustment to previous lease restructuring estimates.

•

Fiscal 2005:
Restructure and other costs in fiscal 2005 included employee separation costs of $3.6 million and lease write-offs and office closure costs of $705,000, offset by a benefit of $246,000. The employee separation costs resulted from two separate reorganizations of our international sales organization in the first and third quarters of fiscal 2005, the second of which also involved research and development and other areas. The lease write-offs and office closure costs resulted from a consolidation of sales and service offices in Virginia and closure of the research and design facility in Ottawa, Canada. The benefit of $246,000 resulted from $205,000 due to expiration of certain employee benefits from previous restructurings and $41,000 due to adjustments to our previous lease restructuring estimates.

•

Fiscal 2004:
Restructure and other costs in fiscal 2004 consisted of $266,000 for a lease write-off and fixed assets write-offs due to the closure of a sales office in Dallas, Texas, offset by $85,000 in adjustments to previous lease restructuring estimates.

Non-Operating Items

	Year Ended			Year Ended
	March 31, 2006	March 25, 2005	FY 06 vs FY05	March 26, 2004	FY 05 vs FY04
Interest income	$2,665	$1,831	45.5%	$1,511	21.2%
Interest expense	$(1,863)	$(1,962)	(5.0)%	$(2,040)	(3.9)%
Gain on sale of Federal Services Business	$—	$1,500	(100.0)%	$1,500	0.0%
Other income (expense)	$(59)	$(162)	(63.6)%	$152	(206.6)%

The increase in interest income in fiscal 2006 from fiscal 2005 and 2004, is due to improved returns on our short-term investments as a result of higher yields. The increase in interest income in fiscal 2005 was also the result of an increase in total cash. Total cash was $86.2 million at March 31, 2006 compared to $108.7 million as of March 25, 2005 and $102.0 million at March 26, 2004. Total cash at March 25, 2005 included long term restricted cash of $697,000, included in other assets on our balance sheet, related to our Fremont, California facility lease and performance guarantees on customer contracts.

Interest expense in fiscal 2006, 2005 and 2004 consisted primarily of the interest on our 7 1/4% convertible subordinated debentures. Also included in interest expense in fiscal 2005 and 2004 is interest related to a $2.0 million note payable to our landlord for building repairs related to our former headquarters. The note was entered into in January 2002 and was payable in monthly installments over 10 years with interest at 10%. We repaid this note in full in the fourth quarter of fiscal 2005.

In fiscal 2005 and 2004, we recorded gains on the sale of our federal services business (the “Federal Services Business”) of $1.5 million in each year. These gains resulted from certain milestones being met as part of the sale of the Federal Services Business to CACI, which was completed in fiscal 2005.

Other income (expense) was comprised of:

	Year Ended			Year Ended
	March 31, 2006	March 25, 2005	FY 06 vs FY05	March 26, 2004	FY 05 vs FY04
Gain (loss) on foreign exchange	$28	$(96)	129.2%	$(18)	(433.3)%
Realized gain (loss) on investments	(65)	(43)	(51.2)%	$148	(129.1)%
Gain (loss) on sales of assets	—	(14)	100.0%	—	(100.0)%
Other income (expense)	(22)	(9)	(144.4)%	$22	(140.9)%
	$(59)	$(162)	63.6%	$152	(206.6)%

Income Tax Provision (Benefit)

Income tax benefit was $1.2 million in fiscal 2006, of which $895,000 related to the reversal of a reserve resulting from the final resolution of a German tax matter, and $299,000 related to the reversal of a reserve upon completion of tax inspections in the United Kingdom. Income tax benefit was $1.1 million in fiscal 2005, related to the reversal of a reserve upon completion of tax inspections in the United Kingdom. Income tax provision was $20,000 in fiscal 2004 due to taxes on our international business. Each year, we evaluate the adequacy of our tax liability reserves taking into account the statute of limitations on previously filed tax returns.

Liquidity and Capital Resources

As of March 31, 2006, we had cash balances of $86.2 million, as compared to $108.7 million at the end of fiscal 2005. The 2006 balance includes cash and cash equivalents of $6.9 million and short-term investments of $79.3 million. The 2005 balance includes cash and cash equivalents of $14.3 million, short-term investments of $93.7 million, and long term restricted cash included in other assets on our balance sheet of $697,000, related to our Fremont, California facility lease and performance guarantees on customer contracts.

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities in fiscal 2006 was $17.2 million compared to net cash provided by operating activities in fiscal 2005 of $7.2 million and $2.0 million in fiscal 2004. Non cash adjustments to reconcile net loss to net cash provided by operating activities for fiscal 2006, 2005 and fiscal 2004 were due primarily to depreciation and amortization of $7.2 million, $8.6 million and $8.8 million, respectively, offset by a gain on the sale of our Federal Services Business of $1.5 million in fiscal 2005 and fiscal 2004. We expect to continue to incur charges for depreciation and amortization but will not have any future gains from the sale of our Federal Services Business. The other items that affect our cash flow from operations are changes in our assets and liabilities accounts, including accounts receivable, inventories, prepaid expenses and other assets, accounts payable, and accrued liabilities. Days sales outstanding (DSO) for the quarter ended March 31, 2006 was 63 days as compared to 60 days for the quarter ended March 25, 2005.

Credit lines

We maintain a $7.0 million line of credit that is available both for cash advances and for standby letters of credit. The line bears interest at the bank’s prime rate for cash advances and at prime minus 1% for letters of credit (6.75% at March 31, 2006). The line expires on October 30, 2006 and is secured by our accounts receivable. The agreement requires immediate repayment of all amounts outstanding if our cash balance, defined as the sum of unrestricted cash and short and long-term investments, declines by more than $10.0 million from the previous quarter or $30.0 million during the preceding twelve months. As of March 31, 2006, $3.4 million in letters of credit were outstanding under the line.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for fiscal 2006 was $11.5 million compared to net cash used in investing activities in fiscal 2005 of $4.2 million and $23.3 million in fiscal 2004. Net cash provided by (used in) investing activities was in each year affected primarily by the difference between purchases of short-term investments and proceeds from maturity of such investments. Proceeds from sales and maturities of short-term investments exceeded purchases of short-term investments by $14.8 million in fiscal 2006. The increase in proceeds from sales and maturities of short-term investments in fiscal 2006 resulted from the need for cash to fund current operations and our stock repurchase program. Purchases of short-term investments exceeded proceeds from maturities of short-term investments by $4.7 million in fiscal 2005 as we invested cash generated from operations. Purchases of short-term investments exceeded proceeds from maturities of short-term investments by $17.7 million in fiscal 2004 as we turned short-term investments more quickly to maximize returns. Net cash provided by (used in) investing activities in fiscal 2006, 2005 and 2004 also included investments in property, plant and equipment of $1.5 million, $3.8 million and $5.5 million, respectively.

During fiscal 2006, we also invested $2.4 million in license and development costs as a result of a license and development agreement executed in October 2005 with a third party technology supplier. We will pay an additional $625,000 to this supplier under this agreement during the next twelve months. We expect future investments in property, plant and equipment to be slightly larger than the amount invested during fiscal 2006 as we anticipate adding additional equipment as part of our product development activities. In fiscal 2005 and 2004, net cash used in invested activities included $1.5 million in each year in proceeds from the sale of our Federal Services Business, which was completed in fiscal 2005, and we will receive no further cash from this sale.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities in fiscal 2006 was $1.6 million, primarily due to repurchases of common stock totaling $3.7 million under our stock repurchase program, offset by $2.1 million from the issuance of common stock in connection with activity under employee stock plans. Net cash provided by financing activities in fiscal 2005 and 2004 was $2.4 million and $8.8 million, respectively, and resulted primarily from the issuance of common stock in connection with activity under employee stock plans, offset in fiscal 2005 by $1.7 million in repayments on our note payable to our landlord, which was repaid in full. Our stock price was $3.97 at March 31, 2006, $7.10 at March 25, 2005, and $11.59 at March 26, 2004. The stock repurchase plan approved in April 2005 continues up to twenty-four months and allows for an additional $6.3 million to be repurchased, subject to changes by the Board of Directors. Proceeds from the issuance of common stock from activity under employee stock plans are expected to fluctuate in relation to fluctuations in our stock price, although the Employee Stock Purchase Plan was suspended indefinitely effective with the December 2005 purchase.

Summary Disclosures About Contractual Obligations and Commercial Commitments

The following table provides a summary of our contractual obligations and other commercial commitments as of March 31, 2006:

(In thousands) Contractual obligations	Total	2007	2008 to 2009	2010 to 2011	After 2011
Long-term debt	$24,706	$—	$—	$—	$24,706
Interest on long-term debt	15,224	1,791	3,582	3,582	6,269
Operating leases	23,107	4,332	8,047	7,868	2,860
License and development agreement	625	625	—	—	—
Total contractual obligations	$63,662	$6,748	$11,629	$11,450	$33,835

In the normal course of business, we enter into contractual commitments to purchase materials, components and services from suppliers in exchange for favorable pricing or more beneficial terms. As of March 31, 2006, there were no such material commitments outstanding.

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

Recently Issued Accounting Standards

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS 154 amends APB 20, concerning the accounting for changes in accounting principles, requiring retrospective application to prior periods’ financial statements of changes in an accounting principle, unless it is impracticable to do so. SFAS 154 is effective for fiscal years beginning after December 15, 2005. We will apply the provisions of SFAS 154 beginning in the first quarter of fiscal 2007. The affect of this standard will depend upon accounting changes that may occur or errors that would be identified in future periods, if any.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R is effective for the first annual reporting period beginning after June 15, 2005 and will be adopted by us in the first quarter of fiscal 2007. We will be required to measure the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award rather than apply the intrinsic value measurement provisions of APB 25. The actual effects of adopting SFAS 123R will depend on numerous factors and assumptions including the valuation model we choose to value stock-based awards, the rate of forfeitures we assume, the method by which we recognize the fair value of awards over the requisite service period, which is usually the vesting period, and the transition method we choose for adopting SFAS 123R.

We expect to use the modified prospective application method and the Black-Scholes pricing model. Under the modified prospective application method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123.

We have not yet fully quantified the effects of the adoption of SFAS 123R, but expect that the new standard may result in significant stock-based compensation expense. We have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosure under SFAS 123.

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment. SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to adoption of SFAS 123R. We will adopt the provisions of SAB 107, as appropriate, upon implementation of SFAS 123R in fiscal 2007.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosure involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

We use foreign exchange contracts to hedge significant accounts receivable and intercompany account balances denominated in foreign currencies. Market value gains and losses on these hedged contracts are substantially offset by fluctuations in the underlying balances being hedged. At March 31, 2006, our primary net foreign currency exposures were in Japanese yen, British pounds, and Euros. The net financial impact of foreign exchange gains and losses are recorded in other income. Our policy is to not use hedges or other derivative financial instruments for speculative purposes.

We believe our hedging strategy will not have a significant effect on our business, operating results or financial condition. A 10% adverse change in the foreign currency rates affecting the contracts as of their March 31, 2006 levels would decrease the fair value of the contracts by approximately $500,000 and if this occurred, the fair value of the underlying exposures hedged by the contracts should increase or decrease by a similar amount. However, we could have gains or losses in the future if our actual balances differ from the amounts hedged under foreign exchange contracts. The amount of such gains or losses would depend in part on the timing and amount of foreign currency exchange rate movements.

A portion of our investment portfolio is composed of income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. A sensitivity analysis assuming a hypothetical increase or decrease of 10% from levels at March 31, 2006 and March 25, 2005 indicated the fair value of the portfolio would change by approximately $300,000 at both March 31, 2006 and March 25, 2005. At March 31, 2006, the fair value of the short-term investments was $79.3 million compared to $93.7 million at March 25, 2005.

The fair market value of our convertible subordinated debentures is sensitive to changes in interest rates and to the prices of our common stock into which it can be converted as well as our financial stability. The yield to maturity on the debentures is fixed, therefore the interest expense on the debt does not fluctuate with interest rates. At March 31, 2006, the fair value of the trading debt securities was approximately $21.5 million, unchanged from March 25, 2005.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Highlights:

(Dollars in thousands, except per share amounts)	Fiscal year ended
Highlights	March 31, 2006	March 25, 2005
Total revenue	$69,768	$114,218
Loss from operations	$(29,139)	$(8,739)
Net loss	$(27,235)	$(6,432)
Basic and diluted net loss per share	$(1.10)	$(0.26)
Working capital	$92,409	$117,245
Total assets	$136,678	$168,476
7 ¼% convertible subordinated debentures	$24,706	$24,706
Total stockholders’ equity	$92,146	$120,611
Number of employees	254	353

Quarterly financial data (unaudited):

(Dollars in thousands, except per share amounts)	Fiscal quarter 2006
	First	Second	Third	Fourth
Total revenue	$18,373	$21,635	$16,352	$13,408
Gross margin	$8,976	$10,451	$7,221	$5,127
Net loss	$(5,101)	$(5,722)	$(6,248)	$(10,164)
Basic and diluted net loss per share	$(0.21)	$(0.23)	$(0.25)	$(0.41)

	Fiscal quarter 2005
	First	Second	Third	Fourth
Total revenue	$29,097	$31,596	$29,677	$23,848
Gross margin	$16,014	$17,159	$15,215	$10,786
Net income (loss)	$(829)	$1,390	$(2,883)	$(4,110)
Basic and diluted net income (loss) per share	$(0.03)	$0.06	$(0.12)	$(0.16)

Amounts for the fourth quarter and fiscal year ended March 31, 2006 differ from amounts previously reported in the Company’s earnings release of April 26, 2006 due to a subsequent adjustment to record a liability related to the Company’s contract with the GSA, as discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net loss for the first quarter of fiscal 2005 included a $1.5 million gain from payments received from CACI related to the fiscal 2001 sale of N.E.T.’s Federal Services Business. On a per share basis, the gain was $0.06 per basic and diluted share in the first quarter of fiscal 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Network Equipment Technologies, Inc.
Fremont, CA

We have audited the accompanying consolidated balance sheets of Network Equipment Technologies, Inc. and subsidiaries (the “Company”) as of March 31, 2006 and March 25, 2005, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2006.  Our audits also included the consolidated financial statement schedule listed in the Index as Schedule II.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2006 and March 25, 2005, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 13, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

     DELOITTE & TOUCHE LLP

San Jose, California
June 13, 2006

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	March 31, 2006	March 25, 2005
Current assets:
Cash and cash equivalents	$6,928	$14,325
Short-term investments	79,293	93,686
Accounts receivable, net of allowance for doubtful accounts and sales returns of $136 at March 31, 2006 and $231 at March 25, 2005	9,705	15,725
Inventories	12,229	13,274
Prepaid expenses and other assets	3,407	2,525
Total current assets	111,562	139,535
Property and equipment:
Machinery and equipment	44,412	52,665
Furniture and fixtures	5,049	5,754
Leasehold improvements	21,524	21,201
	70,985	79,620
Less: accumulated depreciation and amortization	(50,236)	(53,302)
Property and equipment, net	20,749	26,318
Other assets	4,367	2,623
Total assets	$136,678	$168,476
Current liabilities:
Accounts payable	$6,061	$8,602
Accrued liabilities	13,092	13,688
Total current liabilities	19,153	22,290
Long-term liabilities:
7 ¼% redeemable convertible subordinated debentures	24,706	24,706
Other long-term liabilities	673	869
Total long-term liabilities	25,379	25,575
Stockholders’ equity:
Preferred stock ($0.01 par value; 5,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 50,000 shares authorized; 24,814 and 25,004 shares outstanding at March 31, 2006 and March 25, 2005, respectively)	248	250
Additional paid-in capital	199,733	197,507
Treasury stock	(7,081)	(3,408)
Accumulated other comprehensive (loss)	(620)	(839)
Accumulated deficit	(100,134)	(72,899)
Total stockholders’ equity	92,146	120,611
Total liabilities and stockholders’ equity	$136,678	$168,476

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Fiscal Year Ended
(In thousands, except per share amounts)	March 31, 2006	March 25, 2005	March 26, 2004
Revenue:
Product	$56,712	$96,726	$108,127
Service and other	13,056	17,492	18,909
Total revenue	69,768	114,218	127,036
Costs of revenue:
Cost of product revenue	26,328	38,847	43,142
Cost of service and other revenue	11,665	16,197	16,312
Total cost of revenue	37,993	55,044	59,454
Gross margin	31,775	59,174	67,582
Operating expenses:
Sales and marketing	23,493	27,530	31,052
Research and development	23,235	26,053	27,609
General and administrative	11,265	10,283	10,402
Restructure and other costs	2,921	4,047	181
Total operating expenses	60,914	67,913	69,244
Loss from operations	(29,139)	(8,739)	(1,662)
Interest income	2,665	1,831	1,511
Interest expense	(1,863)	(1,962)	(2,040)
Gain on sale of Federal Services Business	—	1,500	1,500
Other income (expense)	(59)	(162)	152
Loss before taxes	(28,396)	(7,532)	(539)
Income tax provision (benefit)	(1,161)	(1,100)	20
Net loss	$(27,235)	$(6,432)	$(559)

Basic and diluted net loss per share	$(1.10)	$(0.26)	$(0.02)

Basic and diluted common and common equivalent shares	24,725	24,531	23,314
Consolidated Statement of Comprehensive Loss:
Net loss	$(27,235)	$(6,432)	$(559)
Other comprehensive income (loss), net of taxes:
Cumulative translation adjustments	(212)	222	481
Net unrealized gain (loss) on securities	431	(1,260)	(84)
Comprehensive loss	$(27,016)	$(7,470)	$(162)

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(In thousands)	March 31, 2006	March 25, 2005	March 26, 2004
Cash and cash equivalents at beginning of year	$14,325	$8,679	$20,593
Cash flow from operating activities:
Net loss	(27,235)	(6,432)	(559)
Adjustment required to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	7,172	8,604	8,751
Gain on sale of Federal Services Business	—	(1,500)	(1,500)
Stock-based compensation	104	273	9
Loss on disposition of property and equipment	217	404	99
Changes in assets and liabilities:
Accounts receivable	6,020	3,984	(5,135)
Inventories	675	541	694
Prepaid expenses and other assets	(801)	193	1,202
Accounts payable	(2,541)	2,268	870
Accrued and other long-term liabilities	(792)	(1,114)	(2,467)
Net cash provided by (used in) operations	(17,181)	7,221	1,964
Cash flow from investing activities:
Purchase of short-term investments	(45,285)	(76,719)	(225,474)
Proceeds from maturities of short-term investments	60,109	71,979	207,798
Purchases of property and equipment	(1,526)	(3,819)	(5,521)
Payment for license and development agreement	(2,375)	—	—
Proceeds from sale of Federal Services Business	—	1,500	1,500
(Increase) decrease in restricted cash	697	2,416	(1,752)
Other, net	(71)	460	107
Net cash provided by (used in) investing activities	11,549	(4,183)	(23,342)
Cash flow from financing activities:
Issuance of common stock	2,127	4,150	8,977
Repurchase of common stock	(3,680)	—	—
Repayment of note payable	—	(1,732)	(144)
Net cash provided by (used in) financing activities	(1,553)	2,418	8,833
Effect of exchange rate on cash	(212)	190	631
Net increase (decrease) in cash and cash equivalents	(7,397)	5,646	(11,914)
Cash and cash equivalents at end of year	$6,928	$14,325	$8,679
Other cash flow information:
Cash paid during the year:
Interest	$1,825	$1,929	$1,971
Non cash investing and financing activities:
Unrealized gain (loss) on available-for-sale securities	$431	$(1,260)	$(84)

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)	Common Stock		Paid in Capital	Treasury Stock	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances, March 28, 2003	22,663	$226	$184,122	$(3,408)	$(198)	$(65,908)	$114,834
Sale of common stock under employee stock benefit plans	1,240	12	7,667	—	—	—	7,679
Sale of common stock under ESPP	262	3	1,295	—	—	—	1,298
Stock-based compensation		—	9	—	—	—	9
Net unrealized loss on securities		—	—	—	(84)	—	(84)
Cumulative translation adjustment		—	—	—	481	—	481
Net loss		—	—	—	—	(559)	(559)
Balances, March 26, 2004	24,165	$241	$193,093	$(3,408)	$199	$(66,467)	$123,658
Sale of common stock under employee stock benefit plans	579	6	2,624	—	—	—	2,630
Sale of common stock under ESPP	260	3	1,517	—	—	—	1,520
Stock-based compensation		—	273	—	—	—	273
Net unrealized loss on securities		—	—	—	(1,260)	—	(1,260)
Cumulative translation adjustment		—	—	—	222	—	222
Net loss		—	—	—	—	(6,432)	(6,432)
Balances, March 25, 2005	25,004	$250	$197,507	$(3,408)	$(839)	$(72,899)	$120,611
Sale of common stock under employee stock benefit plans	245	2	884	—	—	—	886
Sale of common stock under ESPP	302	3	1,238	—	—	—	1,241
Stock-based compensation		—	104	—	—	—	104
Repurchase of common stock	(737)	(7)		(3,673)	—	—	(3,680)
Net unrealized gain on securities		—	—	—	431	—	431
Cumulative translation adjustment		—	—	—	(212)	—	(212)
Net loss		—	—	—	—	(27,235)	(27,235)
Balances, March 31, 2006	24,814	$248	$199,733	$(7,081)	$(620)	$(100,134)	$92,146

See accompanying notes to the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Summary of Significant Accounting Policies

Nature of Business:    Network Equipment Technologies, Inc. (the Company or N.E.T.) is a global provider of multi-service network exchange platforms. The Company’s multiservice wide area networking (WAN) products, comprising the Promina product line, use circuit-switched technology to provide an effective platform for developing reliable and secure networks. In response to the growth of next-generation networks using packet-switching technologies and the internet protocol (IP), the Company has added new platforms to its product offering, including the VX Series, an evolution of the SHOUT product line, for voice over IP telephony (VoIP), and the SCREAM platform for broadband services. N.E.T. was founded in 1983.

Principles of Consolidation:    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Segments:     The Company’s management uses consolidated financial information in determining how to allocate resources and assess performance. For this reason, the Company has determined that it is engaged in a single reportable segment.

Basis of Presentation:    The Company’s fiscal year ends on the last Friday in March. In most years, the fiscal year is 52 weeks, with each quarter comprised of thirteen weeks, which allows comparability of quarter over quarter results. Fiscal year 2006 includes a 53rd week, which was included in the fiscal quarter ended September 30, 2005. Product revenue resulting from orders received during the additional week in the quarter ended September 30, 2005 was $331,000. Additional expenses included in fiscal 2006 as a result of the additional week were approximately $850,000.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position as of March 31, 2006 and March 25, 2005, and the results of operations and cash flows for the years ended March 31, 2006, March 25, 2005, and March 26, 2004.

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

For transactions where the Company has not yet obtained customer acceptance, revenue is deferred until the terms of acceptance are satisfied. Where product revenue has been deferred, the Company generally defers the associated cost of goods until the product revenue is recognized. Revenue for installation or other services such as training is recognized upon completion of the service. Maintenance contract revenue is typically recognized ratably over the period of the contract. For arrangements that involve multiple elements, such as sales of products that include maintenance or installation services, revenue is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element have been met. The Company uses the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and vendor specific objective evidence of the fair value of all the undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of fair value of one or more undelivered elements does not exist, revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

Financial Statement Estimates:    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such management estimates include, but are not limited to, assumptions related to contracts that have multiple elements, the allowances for sales returns and potentially uncollectible accounts receivable, the valuation of inventory, warranty costs, the valuation allowance on deferred tax assets, certain reserves and accruals, and assumptions related to stock-based compensation. Actual results could differ from those estimates.

Cash and Cash Equivalents:    Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the time of acquisition.

Short-term Investments:    Short-term investments are primarily composed of highly liquid investments with original maturities of greater than three months at the time of acquisition. The Company classifies its temporary cash investments as available-for-sale securities. The carrying value of such securities is adjusted to fair market value, with unrealized gains and losses being excluded from earnings and reported as a separate component of stockholders’ equity. Realized gains and losses on the sale or maturity of short-term investments are determined on the basis of specific identification.

Allowance for Sales Returns:     A reserve for sales returns is established based on actual product returns.

Allowance for Doubtful Accounts:    The allowance for doubtful accounts receivable is based on the assessment of the collectibility of specific customer accounts and the aging of accounts receivable. Credit losses have historically been within our expectations and the allowances for doubtful accounts receivable that were established.

Inventories:    Inventories are stated at lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs. Inventories at March 31, 2006 and March 25, 2005 consisted of the following:

(In thousands)	2006	2005
Purchased components	$4,378	$4,419
Work-in-process	6,166	7,039
Finished goods	1,685	1,816
	$12,229	$13,274

Property and Equipment:    Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of generally three to ten years. Leasehold improvements are amortized over the shorter of the respective lease terms or estimated useful lives.

Software Development Costs:    Capitalization of software development costs begins upon the establishment of technological feasibility for the products, and amortization begins when the products are available for release to customers. The Company assesses the recoverability of capitalized software development costs in light of many factors, including anticipated future revenue, estimated economic useful lives and changes in software and hardware technologies. The Company did not capitalize software development costs in fiscal years 2006, 2005 or 2004. Software development costs are amortized over the lives of the products, generally three years.

Long-lived Assets:    The carrying value of long-lived assets, including goodwill and other intangibles, is evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset including disposition are less than the carrying value of the asset. An impairment is measured as the amount by which the carrying value exceeds the fair value. Such losses were not significant for the years presented.

Intangible assets that have finite useful lives, consisting primarily of patents, continue to be amortized over their estimated useful lives.

Foreign Currency:    The functional currency for the Company’s foreign subsidiaries is the local currency. Assets and liabilities of foreign subsidiaries are translated into dollars at the rates of exchange in effect at the end of the period. Revenue and expenses are translated into dollars at the average exchange rate during the period. Gains and losses from foreign currency translation are included in a separate account in stockholders’ equity in the consolidated balance sheets. Gains and losses from foreign exchange transactions are included in the consolidated statements of operations and have not been significant.

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

In accordance with SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosures--an amendment to FASB Statement No. 123, the Company is currently required only to disclose the effects as if the grant-date fair value method had been applied to all current awards. The pro forma effects on net income (loss) and basic and diluted net income (loss) per share, as if the Company had applied the grant-date fair value method and expense recognition provisions of SFAS 123, appear in the following table. Although such pro forma effects of applying SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in significant respects. The actual effects of adopting SFAS 123R will depend on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards, the assumed forfeiture rate, the method of recognizing the fair value of awards over the requisite service period, and the transition method chosen for adopting SFAS 123R.

On March 21, 2006, the Company’s board of directors approved accelerating the vesting of employee stock options that had exercise prices above $5.00. The closing price of the Company’s common stock on this date was $3.91. As a result, 564,789 shares became immediately vested, at a weighted average exercise price of $7.67. These shares represented 35% of the total unvested options immediately prior to the acceleration. The accelerated options included certain options held by executive officers of the Company, but no options held by members of the Company’s board of directors. The purpose of the acceleration was to enable the Company to avoid recognizing compensation expense associated with these options in future periods pursuant to SFAS 123R, which the Company will adopt effective April 1, 2006. No compensation expense was recognized as a result of the acceleration as the exercise price of the options exceeded the fair market value of the options on the date of acceleration.

(In thousands, except per share amounts)	Fiscal Year Ended
	2006	2005	2004
Net loss — as reported	$(27,235)	$(6,432)	$(559)
Add: Stock based employee compensation included in reported net loss	115	269	—
Less: Stock-based compensation expense determined by the fair value method	(2,346)	(3,343)	(4,128)
Net loss — pro forma	$(29,466)	$(9,506)	$(4,687)
Basic and diluted net loss per common share --as reported	$(1.10)	$(0.26)	$(0.02)
Basic and diluted net loss per common share -- pro forma	$(1.19)	$(0.39)	$(0.20)

The Company’s calculations for option grants were made using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal 2006, 2005, and 2004, respectively: risk free interest rates of 4.11%, 3.39%, and 2.47%; stock price volatility factors of 39%, 52% and 61%; expected option lives of fifty-eight months, fifty-seven months, and fifty-one months, and no dividends during the expected term. The Company’s calculations are based on a multiple option valuation approach, and forfeitures are recognized as they occur.

The fair value of the employee purchase rights under the Employee Stock Purchase Plan was estimated using the same model, but with the following weighted average assumptions for fiscal 2006, 2005 and 2004, respectively: risk free interest rate of 4.08%, 3.35% and 2.19%; stock price volatility factor of 36%, 55% and 66%; and expected option life of four months for each year. The Employee Stock Purchase Plan was suspended indefinitely by the Company in fiscal 2006, effective with the final purchase on December 30, 2005.

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

Recently Issued Accounting Standards:

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R). The Company will be required to measure the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award rather than apply intrinsic value measurement provisions of APB 25. Costs determined under SFAS 123R will be recognized over the period during which an employee provides services in exchange for the award, known as the “requisite service period,” which is usually the vesting period. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123.

The Company intends to use the “modified prospective application method” and the Black-Scholes pricing model. Under the modified prospective application method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date.

The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen to value stock-based awards, the rate of forfeitures assumed, the method by which the fair value of awards is recognized over the requisite service period, and the transition method chosen for adopting SFAS 123R. SFAS 123R is effective for the first annual reporting period beginning after June 15, 2005 and will be adopted by the Company in fiscal 2007. The Company has not yet fully quantified the effects of the adoption of SFAS 123R, but expects that the new standard may result in significant stock-based compensation expense.

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107 “Share-Based Payment”. SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to adoption of SFAS 123R. The provisions of SAB 107, as appropriate, will be adopted upon implementation of SFAS 123R in fiscal 2007.

Note 2:  Short-term Investments

Short-term investments at March 31, 2006 and March 25, 2005 consisted of the following:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
2006
U.S. government and municipalities	$41,911	$—	$(322)	$41,589
Corporate notes and bonds	10,750	—	(61)	10,689
Other debt securities	26,713	—	(200)	26,513
Foreign debt issues	504	—	(2)	502
	$79,878	$—	$(585)	$79,293
2005
U.S. government and municipalities	$46,514	$—	$(511)	$46,003
Corporate notes and bonds	19,566	—	(191)	19,375
Other debt securities	27,342	—	(309)	27,033
Foreign debt issues	1,280	—	(5)	1,275
	$94,702	$—	$(1,016)	$93,686

The maturities of short-term investments at March 31, 2006 are as follows:

(In thousands)	Amortized Cost	Estimated Market Value
Due within one year	$10,598	$10,542
Due within one to five years	65,291	64,777
Due within five to ten years	1,104	1,092
Due after ten years	2,885	2,882
Total	$79,878	$79,293

$170,000 and $255,000 of unrealized loss positions for short-term investments held twelve months or more existed at March 31, 2006 and March 25, 2005, respectively.

Note 3.  License and Development Agreement

In October 2005, the Company entered into a license and development agreement with a third-party technology supplier. Under the agreement, the Company acquired a license to the supplier’s high-speed networking platform, and each party will perform development and other activities to bring new products to market. The Company has paid $2.4 million in license and development fees and has capitalized the costs in other assets in the accompanying consolidated balance sheet. No amortization has been recorded in fiscal 2006. A final payment of $625,000 is due at the earlier of December 2006 or when certain milestones have been achieved. In addition, the Company will owe royalties on products it sells.

The Company’s President and CEO is a member of the board of directors of the third-party technology supplier.

Note 4:  Accrued Liabilities

Accrued liabilities at March 31, 2006 and March 25, 2005 were as follows:

(In thousands)	2006	2005
Accrued compensation	$3,726	$4,433
Income taxes payable	854	2,141
Unearned income	2,669	2,661
Accrued rent	1,524	1,375
Restructure costs	1,520	800
Other	2,799	2,278
	$13,092	$13,688

Note 5:  Warranty Accruals

The Company generally warrants hardware product and software for twelve months. The software warranty entitles the customer to bug fixes but not software upgrades during the warranty period. The methodology is to accrue warranty expense based on historical expense trends calculated as a percentage of new product sales. Actual expenses are charged against the accrual in the period they are incurred. On a quarterly basis, the warranty accrual is analyzed for adequacy based on actual trends, and subsequent adjustments are made to the liability balance.

Components of the warranty accrual, which are included in accrued liabilities in the accompanying consolidated balance sheet, during fiscal 2004, 2005, and 2006 were as follows:

(In thousands)	Warranty Accrual
Balance at March 28, 2003	$204
Charges to cost of goods sold	261
Charges to warranty accrual	(245)
Other adjustments (1)	(49)
Balance at March 26, 2004	171
Charges to cost of goods sold	171
Charges to warranty accrual	(214)
Other adjustments (1)	(40)
Balance at March 25, 2005	88
Charges to cost of goods sold	139
Charges to warranty accrual	(250)
Other adjustments (1)	107
Balance at March 31, 2006	$84

(1)

Adjustment resulted from a change in warranty cost estimates primarily from lower hourly costs of labor to repair products and frequency of warranty claims.

Note 6:  Restructure costs

Restructure and other costs of $2.9 million in fiscal 2006 consisted mainly of $3.0 million for employee separation costs resulting from reductions in the international sales and service organization and cost-cutting efforts across all functions, of which $1.1 million related to the severance agreement executed with the Company’s former chief executive officer, and $135,000 for terminating a contract for employee training. These amounts were offset by reversals of $204,000 resulting from expiration of employee benefits accrued for previous restructurings and $26,000 related to the sublease of the Dallas, Texas office necessitating an adjustment to previous lease restructuring estimates.

Restructure and other costs of $4.0 million in fiscal 2005 included employee separation costs of $3.6 million and lease write-offs and office closure costs of $705,000, offset by a benefit of $246,000. The employee separation costs resulted from two separate reorganizations of the Company’s international sales organization in the first and third quarters of fiscal 2005, the second of which also involved research and development and other areas of the Company. The lease write-offs and office closure costs resulted from a consolidation of sales and service offices in Virginia and closure of the research and design facility in Ottawa, Canada. The benefit of $246,000 resulted from $205,000 due to expiration of certain employee benefits from previous restructurings and $41,000 due to adjustments to our previous lease restructuring estimates.

Restructure and other costs of $181,000 in fiscal 2004 consisted of $266,000 for a lease write-off and fixed assets write-offs due to the closure of a sales office in Dallas, Texas, offset by $85,000 in adjustments to the Company’s previous lease restructuring estimates.

The remaining liability for restructuring charges is $1.7 million at March 31, 2006, as shown in the table below. Components of accrued restructure costs, and changes in accrued amounts related to these restructuring programs during fiscal 2004, 2005, and 2006 were as follows:

(In thousands)	Employee Separation Costs & Other	Lease Write-offs, Office Closure Costs, & Other	Total
Balance at March 28, 2003	$254	$650	$904
Provision	—	266	266
Benefit	—	(85)	(85)
Payments	(25)	(406)	(431)
Balance at March 26, 2004	229	425	654
Provision	3,588	705	4,293
Benefit	(205)	(41)	(246)
Payments	(2,737)	(910)	(3,647)
Other (1)	(245)	(9)	(254)
Balance at March 25, 2005	630	170	800
Provision	3,016	135	3,151
Benefit	(204)	(26)	(230)
Payments	(1,790)	(109)	(1,899)
Other (1)	(115)	—	(115)
Balance at March 31, 2006	$1,537	$170	$1,707

(1)

Consists of $269,000 and $115,000 in fiscal 2005 and 2006, respectively, of compensation expense for stock options for former executives included in stockholders’ equity, and in fiscal 2005, minor reclassifications of opening balances between employee separation costs & other and lease write-offs & office closure costs.

Accrued liabilities associated with restructuring charges are generally included in accrued liabilities in the consolidated balance sheet, as the Company’s intent is to satisfy these liabilities within the next fiscal year. An amount of $187,000 is included in other long term liabilities at March 31, 2006, of which $142,000 related to the fiscal 2006 severance agreement with the Company’s former chief executive officer, and $45,000 related to future payments for a contract for employee training terminated in 2006.

Note 7:  Financing Arrangements

The Company entered into a Business Loan Agreement and Security Agreement (Receivables) with Bank of America during fiscal 2005. The agreement provides for a $7.0 million line of credit. The line is available both for cash advances and for standby letters of credit and bears interest at the bank’s prime rate for cash advances and at prime minus 1% for letters of credit (6.75% at March 31, 2006). The line matures in October 2006 and is secured by the Company’s accounts receivable. The agreement requires immediate repayment of all amounts outstanding if the Company’s cash balance, defined as the sum of unrestricted cash and short and long term investments, declines more than $10.0 million quarterly or $30.0 million during the preceding twelve months. As of March 31, 2006, $3.4 million in letters of credit were outstanding.

Note 8:  Contractual Obligations and Commercial Contingencies

Redeemable Convertible Subordinated Debentures:    In May 1989, the Company issued $75.0 million of 7 1/4% convertible subordinated debentures due May 15, 2014, in an underwritten public offering, with net proceeds of $72.8 million. Each debenture is convertible at the option of the holder into common stock at $31.50 per share and is redeemable at the option of the Company. The debentures are entitled to a sinking fund beginning May 15, 2000, of $3.8 million annually, calculated to retire 70% of the debentures prior to maturity. Any redemption or conversion of the debentures prior to the date of the sinking fund payment will reduce those payments. Previous redemptions have satisfied the sinking fund requirement through May 15, 2012.

As a result of repurchases, partial calls and conversions during fiscal 1991 through 1999, the outstanding balance of the debentures was $24.7 million at March 31, 2006.

The Company did not repurchase any of its debentures in fiscal 2006, 2005 or 2004. See also Note 15 Financial Instruments Fair Value Disclosure.

Operating leases:     The Company leases its facilities under operating leases. The minimum future lease commitments under these leases as of March 31, 2006, were as follows (in thousands):

2007	2008	2009	2010	2011	After 2011	Total
$4,332	$4,155	$3,892	$3,842	$4,026	$2,860	$23,107
Less income from subleases						(253)
Net minimum operating lease payments						$22,854

Rental expense under operating leases was $5.0 million, $5.5 million and $6.0 million for fiscal 2006, 2005 and 2004, respectively.

One of the buildings at the Company’s Fremont, California facility, which was dedicated primarily to manufacturing and related activities, is in use on a reduced basis for warehousing, security, and a limited amount of office space, and is being maintained for possible use in connection with strategic initiatives. Through August 2005, while the building was used for manufacturing activity, costs of rent, depreciation, utilities, and taxes related to the manufacturing operations within the building were included in manufacturing overhead. Effective with fully outsourcing manufacturing to a contract manufacturer in fiscal 2006, these costs were included in general and administrative costs for the remainder of fiscal 2006 as the building was no longer used for manufacturing. Lease payments and rent expense for the facility are included in the lease commitment and rent expense amounts above.

Contingencies:    The Company’s contract with the General Services Administration (GSA) is presently up for renewal, and as part of the renewal process, the government performed a pre-award audit, which identified a number of possible discrepancies regarding the Company’s compliance with the current contract. The Company, with the assistance of special counsel and a “big four” accounting firm retained as special accounting consultants, conducted an internal review of compliance from January 2000 to December 2005. The internal review, which was completed in May 2006, identified various compliance discrepancies throughout the review period, including discrepancies regarding the pricing requirements of the contract. Based on the results of the internal review, which the Company has voluntarily reported to the GSA, a liability of $700,000 was accrued in the fourth quarter of fiscal 2006 for an expected restitution payment to the government.

The Company enters into agreements from time to time that require it to indemnify the other party against third party claims. These agreements are primarily: (i) agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their duties to the Company and (ii) agreements with customers or alliance partners under which the Company may be required to indemnify them for claims such as those arising from intellectual property infringement, personal injury, or non-performance under the agreement. Because the amount of the obligation in these types of agreements often are not explicitly stated, it is not possible to estimate the maximum potential amount of future payments the Company might be required to make under these indemnity agreements, and no liability has been recorded for such obligations at March 31, 2006. Costs incurred to date related to claims under such indemnification provisions have not been significant.

License and Development Agreement:    See Note 3.

Product warranty:    See Note 5.

Restructure:    See Note 6.

Litigation:    See Note 17.

Note 9:  Capital Stock

Stock repurchase plan:    In April 2005, the Board of Directors approved the repurchase of up to an aggregate of $10 million of its common stock. The repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The repurchase program is expected to continue for up to twenty-four months, subject to changes by the Board of Directors. As of March 31, 2006, the Company had repurchased 737,000 shares at an average price of $5.00 per share.

Stockholders’ Rights Agreement:    On July 12, 1999, the Board of Directors of the Company voted to extend the Company’s existing Stockholders’ Rights Agreement for an additional 10 years. In addition, the Board voted to amend the Rights Agreement: 1) to adjust the exercise price to $80.00 per one-one hundredth (1/100) of a share of Series A Preferred Stock; and 2) to adopt a Three Year Independent Director Evaluation Provision or “TIDE provision” whereby a committee of independent directors of the Company will review and evaluate the Rights Agreement at least once every three years to determine if it continues to be in the best interests of the Company and its stockholders to maintain the Rights Agreement in effect. In fiscal 2006, a committee of independent directors reviewed the Rights Agreement and unanimously agreed that the maintenance of the agreement continues to be in the best interest of the Company and its shareholders, but that the committee should continue to monitor all relevant facts with regard to the exercise price. Further, the committee unanimously agreed that the Rights Agreement should be amended to delete certain “dead-hand” provisions, which the Delaware courts have ruled to be invalid. Accordingly, the Company adopted an amendment of the Rights Agreement substantially as set forth in the immediately preceding sentence above.

Under the plan, as amended, a preferred share purchase right, or “Right”, is attached to each share of common stock. The Rights are exercisable only after a person or group acquires beneficial ownership of 15% or more of the Company’s common stock or commences a tender or exchange offer that would result in 20% or more of common stock ownership. Each Right initially entitles stockholders to buy one one-hundredth (1/100) of a share of a new series of participating preferred stock at an exercise price of $80.00. If the Company is acquired in a merger or other transaction with a person or group, or sells 50% or more of its assets or earning power to such a person or group, each Right not owned by such acquiring person will entitle its holder to obtain, on exercise of the Right, a number of the acquiring company’s common shares having a market value at the time of twice the Right’s then-current exercise price. If a person or group acquires 15% or more of the Company’s outstanding common stock, each Right will entitle its holder to obtain, on exercise of the Right, a number of shares of common stock (or equivalent) having a market value of twice the Right’s then-current exercise price. After a person or group has acquired 15% of the outstanding shares of common stock but before their acquisition of 50% or more of the common stock, the Board of Directors may exchange one share of common stock or equivalent fractions of preferred stock for each Right. The Company can redeem the Rights at $.01 per Right at any time until the tenth day following the acquisition by a person or group of 15% the Company common stock. The Rights are also redeemable thereafter in certain circumstances. The Rights expire on August 24, 2009, unless earlier redeemed or exchanged.

Preferred Stock:    The Company has authorized 5,000,000 shares of $.01 par value preferred stock. This stock, if issued, will carry liquidation preferences and other rights, as determined by the Board of Directors. As of March 31, 2006, no preferred shares were outstanding.

Reserved Stock:    As of March 31, 2006, the Company had reserved shares of its common stock for the following purposes:

Reserved Shares
Stock option plans:
Outstanding	6,248,062
Available for grant	3,355,718
Convertible subordinated debentures	784,317
Employee Stock Purchase Plan	300,931

Employee Stock Purchase Plan:    Under the employee stock purchase plan, the Company’s employees, subject to certain restrictions, could purchase shares of common stock at a price equal to at least 85% of the lower of the fair market value of the common stock at the beginning of the offering period or the end of each four month period. Shares issued and the weighted average purchase prices are summarized below:

Fiscal year ended	Shares issued	Weighted Average Purchase Price
March 26, 2004	261,736	$ 4.96
March 25, 2005	259,761	$ 5.85
March 31, 2006	302,446	$ 4.10

The Company elected to suspend indefinitely its employee stock purchase plan in fiscal 2006. The final purchase occurred on December 30, 2005.

Stock Options:    The Company grants options to purchase shares of its common stock and is authorized to award restricted shares of common stock pursuant to the terms of its 1993 Stock Option Plan and 1997 Stock Option Program (collectively “option plans”). Stock options generally become exercisable ratably over a four-year period and expire after seven to ten years. Options may be granted to officers, employees, directors and independent contractors to purchase common stock at a price not less than 100% of the fair market value at the date of grant. No restricted stock was awarded in fiscal 2006, 2005, or 2004.

In fiscal 2004, two consultants were issued options, for which the Company has recorded compensation expense. The first consultant received options to purchase a total of 1,000 shares of common stock at an exercise price of $12.84 per share, which was the fair market value on the date of grant, with a two-year vesting period. These options were valued using the Black-Scholes option pricing model with the following weighted average assumptions: a risk free rate of 2.0%; stock price volatility factor of 68%; expected option life of twenty four months; and no dividends during the expected term. The value of the options would normally be re-measured at the end of each quarter, but the consultant became an employee of the Company during fiscal 2005, requiring a one-time re-measurement at the time of the change in status. As the option price was greater than the fair market value at the date of the change in status, no additional expense was recorded. These options were outstanding as of March 31, 2006.

The second consultant received options to purchase a total of 10,000 shares of common stock at an exercise price of $11.40 per share, which was the fair market value on the date of grant, with a three-year vesting period. These options were valued using the Black-Scholes option pricing model with the following weighted average assumptions: a risk free rate of 2.23%; stock price volatility factor of 68%; expected option life of thirty six months; and no dividends during the expected term. During fiscal 2006 and 2005, the value of the options was re-measured at the end of each quarter and approximately $11,000 and $15,000 of compensation expense, respectively, previously recorded was reversed as the fair market value of the Company’s common stock at March 31, 2006 and March 25, 2005 was less than the option price. These options remained outstanding as of March 31, 2006.

Activity in the Company’s option plans is summarized below:

	Shares	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Options outstanding at March 28, 2003	7,675,085	$7.39	4,330,804	$8.95
Granted (weighted avg. fair value of $4.33 per share)	702,850	$8.90
Exercised	(1,243,342)	$6.19
Cancelled	(283,339)	$6.52
Options outstanding at March 26, 2004	6,851,254	$7.78	4,520,461	$8.69
Granted (weighted avg. fair value of $2.57 per share)	1,397,749	$7.38
Exercised	(576,008)	$4.53
Cancelled	(848,895)	$7.79
Options outstanding at March 25, 2005	6,824,100	$7.97	4,955,680	$8.37
Granted (weighted avg. fair value of $1.27 per share)	1,546,650	$4.64
Exercised	(245,053)	$3.62
Cancelled	(1,877,635)	$8.20
Options outstanding at March 31, 2006	6,248,062	$7.25	5,254,941	$7.72

On March 21, 2006, the Company’s board of directors approved accelerating the vesting of employee stock options that had exercise prices above $5.00. The closing price of the Company’s common stock on this date was $3.91. As a result, 564,789 shares became immediately vested, at a weighted average exercise price of $7.67. These shares represented 35% of the total unvested options immediately prior to the acceleration. The accelerated options included certain options held by executive officers of the Company, but no options held by members of the Company’s board of directors. The purpose of the acceleration was to enable the Company to avoid recognizing compensation expense associated with these options in future periods pursuant to SFAS 123R, which the Company will adopt effective April 1, 2006. No compensation expense was recognized as a result of the acceleration as the exercise price of the options exceeded the fair market value of the options on the date of acceleration.

The following table summarizes information concerning options outstanding and exercisable as of March 31, 2006:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.79	-	$3.97	654,747	6.07	$3.47	580,229	$3.44
$4.00	-	$4.69	1,092,853	8.97	$4.51	508,284	$4.49
$4.70	-	$5.79	729,482	7.86	$5.26	479,730	$5.48
$5.97	-	$6.91	819,456	8.03	$6.74	750,122	$6.74
$6.94	-	$8.63	676,171	6.04	$7.94	662,890	$7.94
$8.67	-	$9.44	881,822	3.69	$9.12	881,822	$9.12
$9.46	-	$10.25	807,264	4.23	$10.11	807,264	$10.11
$10.36	-	$19.06	572,767	2.57	$11.97	571,100	$11.97
$21.75	-	$21.75	12,000	1.37	$21.75	12,000	$21.75
$26.75	-	$26.75	1,500	0.07	$26.75	1,500	$26.75
$2.79	-	$26.75	6,248,062	6.13	$7.25	5,254,941	$7.72

Stock Based Compensation:    As discussed in Note 1, the Company accounts for its stock-based compensation using the intrinsic value method in accordance with APB 25 and, accordingly, does not recognize compensation expense for employee stock plans as they are granted at fair market value. However, SFAS 123 requires disclosure of pro forma net income (loss) and earnings per share had the Company adopted the fair value method as prescribed by SFAS 123. Under SFAS 123, the fair value of stock-based awards is calculated through the use of option pricing models. These models require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. See Note 1 for discussion regarding SFAS 123.

Note 10:  Income Taxes

Loss before income taxes and the provision (benefit) for income taxes consist of the following for fiscal 2006, 2005 and 2004:

(In thousands)	2006	2005	2004
Income (loss) before income taxes:
Domestic	$(29,704)	$(7,715)	$768
Foreign	1,308	183	(1,307)
Total	$(28,396)	$(7,532)	$(539)
Provision (benefit) for income taxes:
Current:
Federal	$—	$—	$(20)
State	6	15	—
Foreign	(1,167)	(1,115)	40
	(1,161)	(1,100)	20
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
	—	—	—
	$(1,161)	$(1,100)	$20

The benefit for income taxes reconciles to the amount computed by applying the statutory United States federal rate of 35% to income before income taxes as follows:

(In thousands)	2006	2005	2004
Statutory federal tax provision	$(9,939)	$(2,636)	$(189)
Foreign tax rate differential	(431)	(16)	—
Research and development, and manufacturers’ investment credits	(187)	(283)	(826)
Change in valuation allowance	10,521	2,921	981
Release of tax contingency reserve	(1,193)	(1,164)	—
Other	68	78	54
Provision (benefit) for income taxes	$(1,161)	$(1,100)	$20

Deferred tax assets (liabilities) are comprised of the following at March 31, 2006 and March 25, 2005:

(In thousands)	2006	2005
Gross deferred tax assets:
Allowances not currently deductible for tax purposes	$4,595	$3,822
Loss carryforwards	45,722	36,199
Credit carryforwards	19,882	19,191
Depreciation	4,648	4,867
Gross deferred tax assets	74,847	64,079
Valuation allowance	(74,847)	(64,079)
Net deferred tax assets	$—	$—

The valuation allowance increased $10.8 million and $9.9 million in fiscal 2006 and 2005 respectively. The Company’s operating loss carryforwards and credits, which have been offset by the valuation allowance, include deferred tax benefits associated with stock options and employee stock purchase plan purchases. These deferred tax benefits of approximately $4.7 million will be credited to additional paid-in-capital when realized. The changes in the valuation allowance resulted from an evaluation by the Company of the positive and negative evidence bearing upon the realization of its deferred tax assets. Under applicable accounting standards, considering the history of losses, the Company concluded that it was appropriate to fully provide for the net deferred tax assets.

As of March 31, 2006, the Company has available federal research and development tax credit carryforwards of $8.1 million expiring in the years 2011 through 2026 and alternative minimum tax credit carryforwards of $2.5 million available indefinitely. At March 31, 2006, state research and development tax credit carryforwards of $12.4 million are also available indefinitely.

The Company considers all undistributed earnings of its foreign subsidiaries to be permanently invested in foreign operations. Accordingly, no deferred tax assets or liabilities have been established in this regard.

The Company has incurred tax losses in the last six fiscal years and, at March 31, 2006, has $118.6 million of federal net operating loss carryforwards and $35.4 million of state operating loss carryforwards available expiring in the years 2007 through 2026. Currently, the Company believes that it is more likely than not that the net deferred tax asset will not be realized and therefore has recorded a valuation allowance for the entire balance. In future years, these benefits are available to reduce or eliminate taxes on future taxable income. Current federal and state tax laws include provisions that could limit the annual use of the net operating loss carryforwards in the event of certain defined changes in stock ownership. Issuances of common and preferred stock could result in such a change. Accordingly, the annual use of the net operating loss carryforwards may be limited by these provisions, and this limitation may result in the loss of carryforward benefits to the extent the above-limit portion expires before it can be used. The Company has not yet determined the extent of the limitation, if any.

Note 11: Loss Per Share

The following table sets forth the computation of the numerator and denominator used in the computation of basic and diluted net loss per share:

(In thousands)	2006	2005	2004
Numerator:
Net loss	$(27,235)	$(6,432)	$(559)
Denominator:
Weighted average shares outstanding – basic and diluted	24,725	24,531	23,314

The denominator for basic net loss per share is the weighted average number of common shares outstanding for the periods presented. In periods of net income, the denominator for diluted net income per share also includes potentially dilutive shares, which consist of shares issuable upon the exercise of dilutive stock options. These shares, which are excluded from the computations of diluted net loss per share as they are anti-dilutive and reduce the loss per share, totaled 251,000, 1,183,000, and 1,411,000 in fiscal 2006, 2005, and 2004, respectively.

There are 784,000 shares of common stock issuable upon conversion of debentures. These shares and the related effect of the accrued interest on the debentures are excluded from the calculation of diluted loss per share for all fiscal years presented, as their inclusion would have been anti-dilutive.

Note 12:  Significant Customers

In fiscal 2006, NATO accounted for 10.7% of the Company’s revenue. In fiscal 2005, NATO and General Dynamics (a government systems integrator) accounted for 13.5% and 11%, respectively, of the Company’s revenue, and in fiscal 2004, General Dynamics accounted for 12.8% of revenue. Excluding aggregate orders from a variety of government agencies, no other single customer accounted for more than ten percent of the Company’s revenue in fiscal 2006, 2005, or 2004.

Sales to the government sector represented 86.1%, 86.6%, and 77.5% of the Company’s revenue in fiscal 2006, 2005, and 2004, respectively.

Note 13:  Segment Information

The Company operates in one reportable segment: the design, development, manufacture and sale of networking technology platforms used for mission-critical communications solutions and associated services used by government organizations, enterprises, and carriers worldwide. The Company follows the requirements of SFAS 131, Disclosures about Segments of an Enterprise and Related Information. Following is operating information by geographic territory for fiscal 2006, 2005 and 2004:

(In thousands)	United States	Europe	Other International	Eliminations	Totals
2006
Product	$49,881	$5,849	$982	$—	$56,712
Service and other	10,508	2,159	389	—	13,056
Total revenue	$60,389	$8,008	$1,371	$—	$69,768
Long-lived assets	$25,013	$40	$96	$(32)	$25,117
2005
Product	$87,405	$6,945	$2,376	$—	$96,726
Service and other	13,508	3,478	506	—	17,492
Total revenue	$100,913	$10,423	$2,882	$—	$114,218
Long-lived assets	$28,613	$261	$128	$(61)	$28,941
2004
Product	$90,390	$10,876	$6,861	$—	$108,127
Service and other	12,955	4,552	1,402	—	18,909
Total r evenue	$103,345	$15,428	$8,263	$—	$127,036
Long-lived assets	$35,344	$490	$332	$(86)	$36,080

Note 14:  Employee Benefit Plan

The Company has established a 401(k) tax-deferred savings plan, whereby eligible employees may contribute a percentage of their eligible compensation (presently from 1% to 50% to a maximum of $15,000 per year). Company contributions are discretionary; including administrative fees, Company expense was $475,000, $409,000 and $418,000 for fiscal 2006, 2005 and 2004, respectively.

Note 15:  Financial Instruments Fair Value Disclosure

The estimated fair values of the Company’s financial instruments at March 31, 2006 and March 25, 2005 were as follows:

(In thousands)	2006		2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Short-term investments	$79,293	$79,293	$93,686	$93,686
Liabilities:
Convertible subordinated debentures	$24,706	$21,494	$24,706	$21,494

The following methods and assumptions were used in estimating the fair values of financial instruments:

Cash and cash equivalents:    The carrying amounts reported in the balance sheets for cash and cash equivalents approximate their estimated fair values due to their short maturities.

Short-term investments:    Fair values are based on quoted market prices. See Note 2.

Convertible subordinated debentures:    Fair values are based on quoted market prices from the last sale prior to the end of the reported period. See Note 8.

Foreign exchange contracts:    The Company does not use derivative financial instruments for speculative or trading purposes. Where available, the Company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movement in foreign exchange rates. Gains and losses on the foreign exchange contracts are included in interest and other income, net, which offset foreign exchange gains or losses from revaluation of foreign currency-denominated balance sheet items and intercompany balances.

The foreign exchange forward contracts require the Company to exchange foreign currencies to U.S. dollars or vice versa, and generally mature in one month or less. As of March 31, 2006 and March 25, 2005, the Company had outstanding foreign exchange forward contracts with aggregate notional amounts of $5.3 million and $5.2 million, respectively, which had remaining maturities of one month or less. As of March 31, 2006, the carrying amount, which was also the estimated fair value of the foreign exchange forward contracts, is based on prevailing financial market information.

Note 16:  Sale of N.E.T. Federal, Inc.’s Service Business

On December 1, 2000, the Company sold the assets of its Federal Services Business to CACI International Inc (CACI) for cash consideration of $40.0 million. The assets sold were comprised mainly of service contracts, accounts receivable, spares inventory and fixed assets. In fiscal 2005, the Company received the final payment for the transaction and recorded a gain of $1.5 million related to the sale. During fiscal 2004, the Company earned and recorded a gain of $1.5 million. The total net gain on the sale was $27.9 million. Under an agreement with CACI, the Company received royalties on maintenance revenue. Royalties received under this agreement were $367,000, $478,000, and $449,000 for the fiscal year 2006, 2005, and 2004, respectively. The agreement expired in December 2005 and no further royalties will be received.

Note 17: Litigation

The Company is involved in various legal proceedings from time to time that are considered normal to its business. While it is not feasible to predict the ultimate outcome of such proceedings, the Company believes that the ultimate outcome of such proceedings will not have a material adverse effect on its financial position or results of operations.

In January 2005, two former employees of the Company’s French subsidiary alleged wrongful termination in connection with a reduction in force in October 2004. The local tribunal has issued a ruling that would require an additional payment to the employees by the Company, which amounts have been accrued in the Company’s restructure accrual (Note 6). The Company continues to believe that it has meritorious defenses to the claims and is appealing the ruling.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Section 13(a) or Section 15(d), management, under the supervision and with the participation of the chief executive officer (CEO) and chief financial officer (CFO), carried out a review and evaluation of the effectiveness of these controls and procedures at the end of the period covered by this annual report. Based on this review, our management, including our CEO and CFO have concluded that our disclosure controls and procedures are effective as of March 31, 2006.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. However, all internal control systems, no matter how well conceived and implemented, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2006.

Our management's assessment of the effectiveness of our internal control over financial reporting as of March 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included herein.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Network Equipment Technologies, Inc.
Fremont, CA

We have audited management's assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Network Equipment Technologies, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheet and the related consolidated statement of operations and comprehensive loss, stockholders’ equity, cash flows and the financial statement schedule of the Company as of and for the year ended March 31, 2006 and our report dated June 13, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

     DELOITTE & TOUCHE LLP

San Jose, California
June 13, 2006

ITEM 9B.  OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Form 10-K because N.E.T. will file its definitive proxy statement (“Proxy Statement”) pursuant to Regulation 14A within 120 days after the end of its fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated by reference into this Part III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Information regarding N.E.T.’s directors, audit committees and audit committee financial experts is contained in the Proxy Statement in the sections captioned “Directors”, “Nominees and Continuing Directors”, “Board Committees and Meetings” and “Director Independence; Financial Experts” and is incorporated herein by reference.

Information concerning compliance by officers, directors and 10% shareholders of the Company with Section 16 of the Exchange Act of 1934 is contained in the Proxy Statement in the section entitled “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” and is incorporated herein by reference.

Executive Officers

The executive officers of N.E.T. and their ages at May 26, 2006 are as follows:

Name

Age

Position

C. Nicholas Keating, Jr.

64

President, Chief Executive Officer and Director

Talbot A. Harty

42

Vice President, Marketing and Chief Technology Officer

Gary L. Lau

57

Senior Vice President, Government Sales

John F. McGrath, Jr.

41

Vice President and Chief Financial Officer

Frank Slattery

45

Vice President and General Counsel

C. Nicholas Keating, Jr. was appointed as the Company’s President and CEO, in July 2005. He has been a Director of the Company since November 2001. From October 2000 until February 2004, he served as President and CEO of IP Infusion Inc. and served on its Board of Directors until early 2005. In 1999 Mr. Keating became President and CEO of US Search.com, a web-based provider of on-line information services to corporate and professional users. From 1993 to 1998, Mr. Keating was an advisor to a number of worldwide organizations. From 1987 to 1993, Mr. Keating was a Vice President and corporate officer of N.E.T. Mr. Keating serves on the Board of Directors of Foundry Networks and two privately held companies. He is also a Trustee of the Asian Art Museum of San Francisco. He received his BA and MA from American University and was a Fulbright scholar.

Talbot A. Harty joined N.E.T in November 2003 and was elected Vice President of Marketing and Chief Technology Officer in October 2005. He previously served as Sr. Director of the Company’s Information Technology organization.  From 2002 until he joined NET, Mr. Harty was Vice President of Product Development at Perfect Commerce, a provider of on-demand supplier relationship management solutions. From 2000 to 2001, he served as Vice President of Product Marketing at Mobileum (now Roamware), a provider of value-added voice and data roaming services. Prior to that, Mr. Harty held senior positions in information technology, operations, and research and development at a number of high-technology companies. He also sits on technology advisory boards for a number of start-up companies.

Gary L. Lau joined N.E.T. Federal, Inc., a wholly owned subsidiary of N.E.T., in 1987, and was appointed Sr. Vice President, Government Sales in March 2005. Before his recent appointment, Mr. Lau served as Sr. Vice President, Worldwide Sales and Service. He is also President of N.E.T. Federal, Inc. Mr. Lau served in the U.S. Air Force for over 20 years, including service at Strategic Air Command (SAC), Military Airlift Command (MAC) and Headquarters Air Force at the Pentagon. His last tour of duty was at the White House Communication Agency (WHCA), where he served as the Chief of Network Plans and Engineering responsible for the architecture and implementation of their fixed ground and deployed communications network in support of the President of the United States, Vice President of the United States, and Senior White House Staff.

John F. McGrath, Jr. joined N.E.T. in November 2001 as Vice President and Chief Financial Officer. Prior to joining N.E.T., Mr. McGrath served in various financial capacities at Aspect Communications, a developer of hardware and software solutions for customer contact centers, beginning in 1997. His positions with Aspect Communications included Vice President of Finance and Director of Finance for Europe, Middle East, and Africa. Prior to that, he was Director of Finance for TCSI Corporation (a former Teknekron Company). From 1986 to 1991, Mr. McGrath worked as a Manager in the High Technology/Manufacturing Group at Ernst & Young. Mr. McGrath holds an MBA from the Stanford Graduate School of Business and a B.S. in accounting from the University of Wyoming. He is a registered CPA in the state of California. Mr. McGrath is a member of the Board of Directors of Endwave Corporation and a member of the Board of Trustees for The Presidio Fund, a publicly traded mutual fund.

Frank Slattery joined N.E.T. as General Counsel in February 2003. From 2000 to 2002, Mr. Slattery was Vice President of Business Development and General Counsel for SiteSmith, a provider of Internet infrastructure services, which was acquired by Metromedia Fiber Networks. From 1998 to 2000, Mr. Slattery was a Partner and General Counsel for USWeb Corporation, a global web consulting firm. From 1994 to 1998, Mr. Slattery was Vice President of Business Development and General Counsel for ParcPlace Systems, a provider of object-oriented software development tools. For the five years before that, he was an associate at the law firm of Wilson, Sonsini, Goodrich & Rosati.

Code of Ethics

Our Code of Business Conduct, which covers all directors and employees (including the Chief Executive Officer, Chief Financial Officer and Controller), meets the requirements of the SEC Rules promulgated under Section 406 of the Sarbanes-Oxley Act of 2002 for a code of ethics. The Code of Business Conduct is available free of charge on or through our Internet website located at www.net.com. In addition, any stockholder who wishes to obtain a printed copy of the Code of Business Conduct should write to:  Investor Relations, N.E.T., 6900 Paseo Padre Parkway, Fremont, California 94555-3660. Since adoption of the Code of Business Conduct, our Board has not granted a waiver of any of its provisions for any director or executive officer. Any future waivers or amendments will be disclosed on our Internet website.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding compensation of N.E.T.’s Directors and Executive Officers is contained in the Proxy Statement in the sections captioned “Director Compensation” and “Executive Compensation and Related Information” and is incorporated herein by reference.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding transactions with N.E.T.’s Directors and Executive Officers is contained in the Proxy Statement in the section captioned “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accountant fees and services is contained in the Proxy Statement in the section captioned “Relationship With Independent Accountants,” which is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

1. Index to Consolidated Financial Statements

2. Index to Consolidated Financial Statement Schedules

Page
Schedule II - Valuation and Qualifying Accounts	55

All other schedules are omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes thereto.

Separate financial statements of the Registrant are omitted because the Registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements filed, in the aggregate, do not have a minority equity interest and/or long-term indebtedness to any person outside the consolidated group in an amount which together exceeds 5% of total consolidated assets at March 31, 2006.

3. Exhibits

Exhibit No.	Description	Reference
3.1	Registrant’s Restated Certificate of Incorporation, as amended.	(1)
3.2	Registrant’s Bylaws, as amended.	(1)
4.1	Indenture dated as of May 15, 1989 between Registrant and Morgan Guaranty Trust Company of New York.	(2)
4.2	Rights Agreement dated as of August 15, 1989 between Registrant and Equiserv, formerly The First National Bank of Boston, as amended.	(3)
4.2A	Amendment 3, dated October 2, 2002, to the Rights Agreement filed as Exhibit 4.2, above.	(4)
4.3	Certificate of Designations of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on August 24, 1989 (Exhibit 4.1 in the Registrant’s Form S-8 Registration Statement).	(5)
10.1	Asset Acquisition Agreement dated October 18, 2000, by and among CACI, Inc.-Federal, CACI International Inc, N.E.T. Federal, Inc., and Network Equipment Technologies, Inc. (as Exhibit 10).	(6)
10.14	Form of Director Indemnification Agreement as signed by all Directors of the Company.	(7)
10.15	Form of Officer Indemnification Agreement as signed by all Executive Officers of the Company.	(7)
10.23	Headquarters Facilities – Lease between Ardenwood Corporate Park Associates and Network Equipment Technologies, Inc. dated December 21, 2000.	(8)
10.31*	Registrant’s Amended and Restated 1993 Stock Option Plan, as amended May 16, 2003.	(4)
10.32	Registrant’s Amended and Restated 1997 Stock Option Program, as amended April 16, 2002 (as Exhibit 99.8).	(9)
10.33*	Registrant’s 1998 Employee Stock Purchase Plan, as amended May 16, 2003.	(4)
10.34*	2002 N.E.T. Europe Ltd. Employee Stock Purchase Plan (as Exhibit 99.3).	(10)
10.36	Business Loan Agreement and Security Agreement (Receivables) dated November 29, 2004, between the Company and Bank of America N.A.	(11)
10.36A	Amendment 1, executed October 18, 2005, to Business Loan Agreement and Security Agreement (Receivables) between the Company and Bank of America N.A.	(12)
10.37	Separation Agreement dated August 15, 2005 between the Company and Hubert A. J. Whyte.	(12)
10.38 *	Fiscal 2006 Bonus Plan.	(12)
10.38A *	Revised Fiscal 2006 Bonus Plan.	(12)
10.39 *	Form of Change of Control Agreement entered into on May 5, 2006 between the Company and each of C. Nicholas Keating, Jr., John F. McGrath, Jr., Talbot Harty and Frank Slattery.	(13)
21.1	Subsidiaries of Registrant (as of May 27, 2005, and unchanged as of June 8, 2006).	(14)
23.1	Consent of Independent Registered Public Accounting Firm.
31.1

Certification of C. Nicholas Keating, Jr., President and Chief Executive Officer, pursuant to Rule 15d-14 of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of John F. McGrath, Jr., Vice President and Chief Financial Officer, pursuant to Rule 15d-14 of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of C. Nicholas Keating, Jr., President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of John F. McGrath, Jr., Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*

Compensation plans or arrangements in which directors and executive officers are eligible to participate.

References:  Where indicated, the listed exhibit is incorporated by reference to a previous filing with the Securities and Exchange Commission as identified by the reference number corresponding to the applicable filing listed below.

(1)

Quarterly Report on Form 10-Q (Commission File No. 001-10255) for the fiscal quarter ended December 24, 1995, originally filed on February 7, 1996.

(2)

Amendment No. 1 to Annual Report on Form 10-K (Commission File No. 001-10255) for the fiscal year ended March 31, 1989, filed on July 25, 1989.

(3)

Annual Report on Form 10-K (Commission File No. 001-10255) for the fiscal year ended March 31, 1990, filed on June 29, 1990.

(4)

Annual Report on Form 10-K (Commission File No. 001-10255) for the fiscal year ended March 26, 2003, filed on June 19, 2003.

(5)

Registration Statement on Form S-8 (Nos. 33-33013 and 33-33063), filed on January 19, 1990.

(6)

Quarterly Report on Form 10-Q (Commission File No. 001-10255) for the fiscal quarter ended September 30, 2000, originally filed on November 13, 2000.

(7)

Annual Report on Form 10-K (Commission File No. 001-10255) for the fiscal year ended March 31, 1996, filed on June 21, 1996.

(8)

Annual Report on Form 10-K (Commission File No. 001-10255) for the fiscal year ended March 30, 2001, filed on June 28, 2001.

(9)

Annual Report on Form 10-K (Commission File No. 001-10255) for the fiscal year ended March 29, 2002, filed on June 14, 2002.

(10)

Registration Statement on Form S-8 (No. 333-101962), filed on December 18, 2002.

(11)

Quarterly Report on Form 10-Q (Commission File No. 001-10255) for the fiscal quarter ended December 24, 2004, filed on February 2, 2005.

(12)

Quarterly Report on Form 10-Q (Commission File No. 001-10255) for the fiscal quarter ended September 30, 2005, filed on November 9, 2005.

(13)

Report on Form 8-K (Commission File No. 001-10255), filed on May 11, 2006.

(14)

Annual Report on Form 10-K (Commission File No. 001-10255) for the fiscal year ended March 25, 2005, filed on June 3, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK EQUIPMENT TECHNOLOGIES, INC. (Registrant)
Date: June 13, 2006	By: /s/ C. NICHOLAS KEATING, JR. C. Nicholas Keating, Jr., President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ C. NICHOLAS KEATING, JR. C. Nicholas Keating, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	June 13, 2006
/s/ JOHN F. MCGRATH, JR. John F. McGrath, Jr.	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 13 2006
/s/ DIXON R. DOLL Dixon R. Doll	Chairman of the Board	June 13, 2006
/s/ FREDERICK D. D’ALESSIO Frederick D. D’Alessio	Director	June 13, 2006
/s/ DAVID R. LAUBE David R. Laube	Director	June 13, 2006
/s/ PETER SOMMERER Peter Sommerer	Director	June 13, 2006

NETWORK EQUIPMENT TECHNOLOGIES, INC.

SCHEDULE II

Valuation and Qualifying Accounts

(In thousands) Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deduction/ write-offs	Balance at end of period
For the year ended March 26, 2004:
Allowance for doubtful accounts and sales returns	$846	$296	$(476)	(1)	$(426)	$240
For the year ended March 25, 2005:
Allowance for doubtful accounts and sales returns	$240	$32	$22	(1)	$(63)	$231
For the year ended March 31, 2006:
Allowance for doubtful accounts and sales returns	$231	$133	$141	(1)	$(369)	$136

Certain prior year amounts have been reclassified to conform to the current year presentation.

(1)  Amount represents additions or deductions to accounts receivable allowances representing sales return reserve that were charged or credited primarily to revenue.