Form 10-Q
period 2006-06-30
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2006-08-08
CIK 752431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

 ☒

Quarterly Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006.

OR

 ☐

Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934
For the transition period from                              to                              .

Commission File Number 001-10255

NETWORK EQUIPMENT TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	94-2904044 (I.R.S. Employer ID Number)

6900 Paseo Padre Parkway
Fremont, CA  94555-3660
(510) 713-7300

(Address of principal executive offices, including zip code, and telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                Accelerated filer ☒               Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
☐ Yes  ☒ No

The number of shares outstanding of the registrant's Common Stock, par value $.01, as of July 7, 2006 was 25,115,000.

NETWORK EQUIPMENT TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited — in thousands, except par value)

	June 30, 2006	March 31, 2006
Current assets:
Cash and cash equivalents	$8,798	$6,928
Short-term investments	76,008	79,293
Accounts receivable, net of allowances of $148 at June 30, 2006 and $136 at March 31, 2006	8,765	9,705
Inventories	10,369	12,229
Prepaid expenses and other assets	2,997	3,407
Total current assets	106,937	111,562
Property and equipment, net	19,337	20,749
Other assets	4,484	4,367
Total assets	$130,758	$136,678
Current liabilities:
Accounts payable	$4,853	$6,061
Accrued liabilities	11,458	13,092
Total current liabilities	16,311	19,153
Long-term liabilities:
7 ¼% redeemable convertible subordinated debentures	24,706	24,706
Other long-term liabilities	646	673
Total long-term liabilities	25,352	25,379
Stockholders’ equity:
Preferred stock ($0.01 par value; 5,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 50,000 shares authorized; 25,115 and 24,814 shares outstanding at June 30, 2006 and March 31, 2006)	250	248
Additional paid-in capital	200,064	199,733
Treasury stock	(7,081)	(7,081)
Accumulated other comprehensive loss	(300)	(620)
Accumulated deficit	(103,838)	(100,134)
Total stockholders’ equity	89,095	92,146
Total liabilities and stockholders’ equity	$130,758	$136,678

See accompanying notes to condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited — in thousands, except per share amounts)

	Three Months Ended
	June 30, 2006	June 24, 2005
Revenue:
Product	$14,830	$14,714
Service and other	2,614	3,659
Total revenue	17,444	18,373
Costs of revenue:
Cost of product revenue	5,818	6,144
Cost of service and other revenue	2,373	3,253
Total cost of revenue	8,191	9,397
Gross margin	9,253	8,976
Operating expenses:
Sales and marketing	4,634	6,651
Research and development	5,401	5,722
General and administrative	3,265	2,229
Restructure and other benefit	(2)	(66)
Total operating expenses	13,298	14,536
Loss from operations	(4,045)	(5,560)
Interest income	807	599
Interest expense	(463)	(456)
Other income (expense), net	(1)	25
Loss before taxes	(3,702)	(5,392)
Income tax provision (benefit)	2	(291)
Net loss	$(3,704)	$(5,101)

Basic and diluted net loss per share	$(0.15)	$(0.21)

Basic and diluted common and common equivalent shares	24,831	24,869
Consolidated Statements of Comprehensive Loss:
Net loss	$(3,704)	$(5,101)
Other comprehensive loss, net of taxes:
Cumulative translation adjustments	256	(202)
Net unrealized gain on securities	64	384
Comprehensive loss	$(3,384)	$(4,919)

See accompanying notes to condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited — in thousands)

	Three Months Ended
	June 30, 2006	June 24, 2005
Cash and cash equivalents at beginning of period	$6,928	$14,325
Cash flows from operating activities:
Net loss	(3,704)	(5,101)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,855	1,867
Stock compensation expense (benefit)	261	(8)
Changes in assets and liabilities:
Accounts receivable	940	3,473
Inventories	1,943	(1,517)
Prepaid expenses and other assets	400	(1,502)
Accounts payable	(1,208)	(3,253)
Accrued liabilities	(1,661)	(504)
Net cash used in operating activities	(1,174)	(6,545)
Cash flows from investing activities:
Purchases of short-term investments	(13,836)	(5,782)
Proceeds from sales and maturities of short-term investments	17,185	9,019
Purchases of property and equipment	(514)	(403)
Decrease in restricted cash	—	292
Other, net	(119)	(17)
Net cash provided by investing activities	2,716	3,109
Cash flows from financing activities:
Issuance of common stock	71	486
Repurchase of common stock	—	(1,780)
Net cash provided by (used in) financing activities	71	(1,294)
Effect of exchange rate changes on cash	257	(202)
Net increase (decrease) in cash and cash equivalents	1,870	(4,932)
Cash and cash equivalents at end of period	$8,798	$9,393

Other cash flow information:
Cash paid during the period for:
Interest	$897	$896
Non-cash investing and financing activities:
Unrealized gain on available-for-sale securities	$64	$384

See accompanying notes to the condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements

Note 1.  Description of Business

Nature of Business:    Network Equipment Technologies, Inc. (the Company or N.E.T.) is a global provider of multi-service network exchange platforms. The Company’s multiservice wide area networking (WAN) products, comprising the Promina product line, use circuit-switched technology to provide an effective platform for developing reliable and secure networks. In response to the growth of next-generation networks using packet-switching technologies and the internet protocol (IP), the Company has added new platforms to its product offering, including the VX Series, an evolution of the SHOUT product line, for voice over IP telephony (VoIP). N.E.T. was founded in 1983.

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

Basis of Presentation:    The Company’s fiscal year ends on the last Friday in March. In most years, the fiscal year is 52 weeks, with each quarter comprised of thirteen weeks, which allows comparability of quarter over quarter results. Fiscal 2006 included a 53rd week, which was included the second quarter of the year.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position as of June 30, 2006 and the results of operations and cash flows for the three month periods ended June 30, 2006 and June 24, 2005. These financial statements should be read in conjunction with the March 31, 2006 audited consolidated financial statements and notes thereto. The results of operations for the three months ended June 30, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending March 30, 2007.

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

Financial Statement Estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such management estimates and assumptions include, but are not limited to:  assumptions related to contracts that have multiple elements, the allowances for sales returns and potentially uncollectible accounts receivable, the valuation of inventory, warranty costs, the valuation allowance on deferred tax assets, certain reserves and accruals, and assumptions related to stock-based compensation. Actual results could differ from those estimates.

Stock-based Compensation:    Prior to fiscal 2007, the Company accounted for its stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No.  25, Accounting for Stock Issued to Employees (APB 25) and its related interpretations. Accordingly, no compensation expense was recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date.

Effective the beginning of fiscal 2007, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment (SFAS 123R) requiring recognition of the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award rather than apply intrinsic value measurement provisions of APB 25. See Note 10 for additional discussion.

Credit Risks:    The Company’s credit evaluation process and the reasonably short collection terms help mitigate credit risk. The Company typically does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. The Company maintains reserves for known recourse obligations and estimated bad debts.

Recently Issued Accounting Standards:    In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires companies recognize the effect of a tax position in the financial statements if that position is more likely than not sustainable on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s fiscal year 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the effect of adopting FIN 48 on the Company’s financial statements.

Note 3.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs. Inventories consisted of the following:

(in thousands)	June 30, 2006	March 31, 2006
Purchased components	$4,054	$4,378
Work-in-process	5,044	6,166
Finished goods	1,271	1,685
	$10,369	$12,229

Note 4.  Loss Per Share

The following table sets forth the computation of the numerator and denominator used in the computation of basic and diluted net loss per share:

	Three Months Ended
(in thousands, except per share amounts)	June 30, 2006	June 24, 2005
Numerator:
Net loss	$(3,704)	$(5,101)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	24,831	24,869
Net loss per share, basic and diluted	$(0.15)	$(0.21)

The denominator for basic net loss per share is the weighted average number of unrestricted common shares outstanding for the periods presented. In periods of net income, the denominator for diluted net income per share also includes potentially dilutive shares, which consist of shares issuable upon the exercise of dilutive stock options and contingently issuable shares. These shares, which are excluded from the computations of diluted net loss per share as they are anti-dilutive and reduce the loss per share, totaled 32,000 and 297,000 for the first quarter of fiscal 2007 and 2006, respectively.

There are 784,000 shares of common stock issuable upon conversion of debentures. These shares and the related effect of the accrued interest on the debentures are excluded from the calculation of diluted loss per share for each period presented, as their inclusion would have been anti-dilutive.

Note 5.  Restructure and Other Benefit

The net restructure benefit of $2,000 and $66,000, respectively, for the three months ended June 30, 2006 and June 24, 2005, relates primarily to the reversal of accruals of upon expiration of employee benefits which were accrued in prior restructurings.

The liability for restructuring was $967,000 at June 30, 2006, as shown in the table below. Components of accrued restructure costs and changes in accrued amounts related to these restructuring programs during fiscal 2007 are as follows:

(in thousands)	Employee Separation Costs & Other	Lease Write-offs & Office Closure Costs & Other	Total
Balance at March 31, 2006	$1,537	$170	$1,707
Provision	—	—	—
Benefit	(2)	—	(2)
Payments	(707)	(31)	(738)
Balance at June 30, 2006	$828	$139	$967

Accrued liabilities associated with restructuring charges are generally included in accrued liabilities in the condensed consolidated balance sheet, as the Company’s intent is to satisfy these liabilities within the next fiscal year. An amount of $42,000 is included in other long term liabilities at June 30, 2006, of which $20,000 is related to the severance agreement with the Company’s former chief executive officer, and $22,000 is related to future payments for a contract for employee training terminated in fiscal 2006.

Note 6.  License and Development Agreement

In October 2005, the Company entered into a license and development agreement with a third-party technology supplier. Under the agreement, the Company acquired a license to the supplier’s high-speed networking platform, and each party will perform development and other activities to bring new products to market. The Company has paid $2.4 million in license and development fees and has capitalized the costs in other assets in the accompanying consolidated balance sheets. No amortization has been recorded in either fiscal 2007 or 2006. A final payment of $625,000 is due at the earlier of December 2006 or when certain milestones have been achieved. In addition, the Company will owe royalties on products it sells.

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

Components of the warranty accrual, which is included in accrued liabilities in the accompanying condensed consolidated balance sheets, were as follows:

	Three Months Ended
(in thousands)	June 30, 2006	June 24, 2005
Balance at beginning of period	$84	$88
Charges to cost of goods sold	31	39
Charges to warranty accrual	(43)	(71)
Other adjustments (1)	3	22
Balance at end of period	$75	$78

(1)

Adjustments result from changes in warranty cost estimates related to labor costs to repair products and frequency of warranty claims.

Note 8.  Income Taxes

The Company has incurred tax losses in prior fiscal years and, at March 31, 2006, had an estimated $118.6 million of federal net operating loss carryforwards and $35.4 million of state operating loss carryforwards available expiring in the years 2007 through 2026. Currently, the Company believes that it is more likely than not that the net deferred tax asset will not be realized and therefore has recorded a valuation allowance for the entire balance. In future years, these benefits are available to reduce or eliminate taxes on future taxable income. Current federal and state tax laws include provisions that could limit the annual use of the net operating loss carryforwards in the event of certain defined changes in stock ownership. Issuances of common and preferred stock could result in such a change. Accordingly, the annual use of the net operating loss carryforwards may be limited by these provisions, and this limitation may result in the loss of carryforward benefits to the extent the above-limit portion expires before it can be used. The Company has not yet determined the extent of the limitation, if any.

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

The provision of $2,000 recorded for the three months ended June 30, 2006 relates to minimum taxes due, primarily in domestic jurisdictions. The benefit of $291,000 recorded for the three months ended June 24, 2005 relates primarily to the reversal of a reserve for estimated taxes in our United Kingdom operations due to expiration of the statutory examination period. The Company continually evaluates the risks associated with tax returns that have not yet passed the statutory period for examination by tax authorities in various jurisdictions. When such periods are completed, estimated taxes previously provided may be adjusted, dependent upon the outcome of examinations, if any.

Note 9.  Financing Arrangements

The Company has a Business Loan Agreement and Security Agreement (Receivables) with Bank of America which provides for a $7.0 million line of credit. The line is available both for cash advances and for standby letters of credit and bears interest at the bank’s prime rate for cash advances and at prime minus 1% for letters of credit (7.25% at June 30, 2006). The line matures in October 2006 and is secured by the Company’s accounts receivable. The agreement requires immediate repayment of all amounts outstanding if the Company’s cash balance, defined as the sum of unrestricted cash and short and long term investments, declines more than $10.0 million during a quarter or $30.0 million during the preceding twelve months. As of June 30, 2006, $3.4 million in letters of credit were outstanding.

Note 10.  Stock-based Compensation

Stock Option and Award Plans:    The Company grants options to purchase shares of its common stock and is authorized to award restricted shares of common stock pursuant to the terms of its 1993 Stock Option Plan and 1997 Stock Option Program (collectively “option plans”). Stock options generally become exercisable ratably over a four-year period and expire after seven to ten years. Options may be granted to officers, employees, directors and independent contractors to purchase common stock at a price not less than 100% of the fair market value at the date of grant.

Restricted stock awards granted under the stock option plans are independent of option grants and are subject to restrictions. During the quarter ended June 30, 2006, the Company granted 281,500 shares of restricted stock, which are subject to forfeiture if employment terminates prior to the release of restrictions, which is on a ratable basis over two years from the date of grant. Until the restriction is released, the shares cannot be transferred. These shares have the same cash dividend and voting rights as other common stock and are considered as issued and outstanding. The cost of the awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse. All of these shares were outstanding as of June 30, 2006.

Employee Stock Purchase Plan (ESPP):    Under the employee stock purchase plan, the Company’s employees, subject to certain restrictions, could purchase shares of common stock at a price equal to at least 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or the end of each purchase period. The Company elected to suspend indefinitely its employee stock purchase plan in fiscal 2006. The final purchase occurred on December 30, 2005.

Adoption of SFAS 123R:    Prior to fiscal 2007, the Company accounted for its stock-based awards to employees using the intrinsic value method in accordance with APB 25 and its related interpretations. Accordingly, no compensation expense was recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date. Costs of restricted stock awards, if granted, would have been determined to be the fair market value of the shares at the date of grant. The ESPP qualified as a non-compensatory plan under APB 25; therefore, no compensation cost was recorded in relation to the discount offered to employees for purchases made under the ESPP.

Effective the beginning of fiscal 2007, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment (SFAS 123R), requiring recognition of the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award rather than apply intrinsic value measurement provisions of APB 25. The Company elected to use the modified prospective transition method as permitted by SFAS 123R and therefore has not restated the Company’s financial results for prior periods. Under this transition method, stock-based compensation expense for the three months ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested, as of the beginning of fiscal 2007, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, as adjusted for estimated forfeitures. Stock-based compensation expense for all stock-based compensation awards granted during fiscal 2007 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under SFAS 123R, the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost for grants made under the ESPP. However, since the ESPP was indefinitely suspended in fiscal 2006, no significant compensation expense was recognized upon the adoption of SFAS 123R. The Company recognizes compensation expense for all share-based payment awards granted subsequent to March 31, 2006 on a straight-line basis over the respective requisite service period of the awards. Compensation expense for share-based payment awards granted on or prior to March 31, 2006 but not vested as of March 31, 2006, is recognized on an accelerated basis.

Stock Compensation Expense:    The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations as a result of adopting SFAS 123R:

(in thousands)	Three Months Ended
June 30, 2006
Cost of revenue	$34
Sales and marketing	57
Research and development	78
General and administrative	89
Income tax benefit	—
$258

There was no stock-based compensation cost capitalized as part of inventory during the three months ended June 30, 2006. As required by SFAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

Determining Fair Value:

Valuation and amortization method:   The Company estimated the fair value of stock options granted during fiscal 2007 using the Black-Scholes option-pricing formula and a single option award approach. The fair value is being amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Expected Term:   The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in the SEC’s Staff Accounting Bulletin No. 107 (SAB 107). The Company believes this calculation provides a reasonable estimate of expected life for stock–based awards to employees.

Expected Volatility:   The Company’s computation of expected volatility for the quarter ended June 30, 2006 is based on historical volatility commensurate with the expected term of the options.

Risk-Free Interest Rate:   The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term commensurate with the expected term of the options.

Expected Dividend:   The expected dividend assumption is based on the Company’s current expectations about future dividends. The Company does not expect to pay out cash dividends in the foreseeable future.

The fair value of the Company’s stock option awards granted to employees was estimated using the following weighted-average assumptions:

	Three Months Ended
	June 30, 2006	June 24, 2005
Expected term, in years	6.08	3.25
Expected volatility	66.0%	48.8%
Risk-free interest rate	5.11%	3.84%
Expected dividends	—	—
Weighted average fair value	$2.14	$2.06

At June 30, 2006, the total compensation cost related to unvested stock-based awards not yet recognized, net of estimated forfeitures, was approximately $1.5 million. The weighted-average period during which the cost will be amortized, which will be adjusted for subsequent changes in estimated forfeitures, was approximately 1.3 years.

Stock Options & Awards Activity:    Activity in the Company’s option plans is summarized below:

Options:	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at March 31, 2006	6,248,062	$7.25
Granted	59,500	3.31
Exercised	(19,500)	3.67
Forfeited and expired	(456,454)	7.97
Outstanding at June 30, 2006	5,831,608	$7.16	5.97	$25
Vested and expected to vest at June 30, 2006	5,713,161	$7.22	5.90	$24
Exercisable at June 30, 2006	4,912,903	$7.64	5.37	$18

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at June 30, 2006, for options outstanding as of that date.

Restricted stock awards:	Shares	Weighted Average Grant Date Fair Value
Nonvested stock at March 31, 2006	—	$—
Granted	281,500	3.22
Vested	—	—
Forfeited	—	—
Nonvested stock at June 30, 2006	281,500	$3.22

Pro-forma Disclosures:    The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three month period ended June 24, 2005:

(in thousands, except per share amounts)	Three Months Ended
June 24, 2005
Net loss – as reported	$(5,101)
Add: Stock based employee compensation included in reported net loss	—
Less: Stock-based compensation expense determined by the fair value method	(548)
Net loss – pro forma	$(5,649)
Basic and diluted net loss per share – as reported	$(0.21)
Basic and diluted net loss per share – pro forma	$(0.23)

For purposes of this pro forma disclosure, the value of the options was estimated using the Black-Scholes option-pricing formula and a multiple option award approach and was amortized on an accelerated basis over the respective vesting periods of the awards, with forfeitures recognized as they occurred.

Note 11.  Capital Stock

Stock Repurchase Plan:    In April 2005, the Board of Directors approved the repurchase of up to an aggregate of $10 million of its common stock. The repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The repurchase program is expected to continue for up to twenty-four months, subject to changes by the Board of Directors. As of March 31, 2006, the Company had repurchased 737,000 shares at an average price of $5.00 per share. No shares were repurchased during the three months ended June 30, 2006.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This discussion and analysis should be read in conjunction with the condensed consolidated financial statements included in this 10Q and Part II of our Form 10-K for the fiscal year ended March 31, 2006. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. A forward-looking statement may contain words such as “plans,” “hopes,” “believes,” “estimates,” “will,” “continue to,” “expect to,” “anticipate that,” “to be,” or “can affect.” Forward-looking statements are based upon management expectations, forecasts and assumptions that involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Many factors may cause actual results to vary including, but not limited to, the factors discussed in this Form 10-Q. The Company expressly disclaims any obligation or undertaking to revise or publicly release any updates or revisions to any forward-looking statement contained in this Form 10-Q except as required by law. Investors should carefully review the risk factors described in this Form 10-Q and our most recently filed Form 10-K, along with other documents the Company files from time to time with the Securities and Exchange Commission (SEC).

Significant Accounting Policy Judgments and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates and assumptions, which we evaluate on an on-going basis, include, but are not limited to:  assumptions related to contracts that have multiple elements, the allowances for sales returns and potentially uncollectible accounts receivable, the valuation of inventory, warranty costs, the valuation allowance on deferred tax assets, certain reserves and accruals, and assumptions related to stock-based compensation. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Actual results could differ from those estimates.

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

Stock-based Compensation:   Effective our first quarter of fiscal 2007, we account for stock-based awards to employees using the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, requiring recognition of the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award rather than apply intrinsic value measurement provisions of APB 25.

We have elected the modified prospective transition method as permitted by SFAS 123R and therefore have not restated the Company’s financial results for prior periods. Under this transition method, stock-based compensation expense for the three months ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested, as of the beginning of fiscal 2007, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, as adjusted for estimated forfeitures. We recognize compensation expense for all share-based payment awards granted subsequent to March 31, 2006 on a straight-line basis over the respective requisite service period of the awards. Compensation expense for share-based payment awards granted on or prior to March 31, 2006 but not vested as of March 31, 2006, is recognized on an accelerated basis.

Deferred Taxes:   We have incurred tax losses in prior fiscal years and, at March 31, 2006, had an estimated $118.6 million of federal net operating loss carryforwards and $35.4 million of state operating loss carryforwards available expiring in the years 2007 through 2026. Currently, we believe that it is more likely than not that the net deferred tax asset will not be realized and therefore we have recorded a valuation allowance for the entire balance. In future years, these benefits are available to reduce or eliminate taxes on future taxable income. Current federal and state tax laws include provisions that could limit the annual use of our net operating loss carryforwards in the event of certain defined changes in stock ownership. Our issuances of common and preferred stock could result in such a change. Accordingly, the annual use of our net operating loss carryforwards may be limited by these provisions, and this limitation may result in the loss of carryforward benefits to the extent the above-limit portion expires before it can be used. We have not yet determined the extent of the limitation, if any.

Results of Operations

The following table sets forth selected data derived from our condensed consolidated statements of operations expressed as a percentage of revenue for the periods presented:

	Three Months Ended
	June 30, 2006	June 24, 2005
Percent of revenue
Product	85.0%	80.1%
Service and other	15.0	19.9
Total revenue	100.0	100.0

Product gross margin	60.8	58.2
Service and other gross margin	9.2	11.1
Total gross margin	53.0	48.9

Sales and marketing	26.6	36.2
Research and development	30.9	31.1
General and administrative	18.7	12.1
Restructure and other (benefit)	0.0	(0.4)
Total operating expenses	76.2	79.1
Loss from operations	(23.2)	(30.3)

Other income (expense), net	0.0	0.1
Interest income, net	2.0	0.8
Loss before taxes	(21.2)	(29.3)
Income tax provision (benefit)	0.0	(1.6)
Net loss	(21.2)%	(27.8)%

Overview and Highlights

•

Total revenue at $17.4 million was 5% below total revenue for the first quarter in fiscal 2006, but higher than the most recent two quarters. The increase in product revenue as compared to the previous two quarters is a result of increased business with the government sector, and recognition of previously deferred revenue upon completion of a milestone under a significant contract.

•

Our Promina product sales and sales to the government sector continue to account for the substantial majority of our revenue. Sales of our Promina product improved from previous quarters due to increased orders from the government. Sales to the government sector may continue to fluctuate quarter to quarter. Government customers are balancing communications infrastructure needs as they move from narrowband, circuit-switched network products to high bandwidth systems based on IP. Their spending is dependent upon the size of budget allocations and, particularly in our fiscal third quarter, the timely passage of the annual federal budget.

A comparison of revenue from our Promina product and government customers is as follows:

	Three Months Ended
(in thousands)	June 30, 2006	June 24, 2005
Promina product revenue	$12,186	$11,594
% of product revenue	82.2%	78.8%
Revenue from government customers	$15,527	$15,775
% of total revenue	89.0%	85.9%

•

We are progressing on our new product initiatives. We recently introduced a universal voice exchange platform, the VX Series, which leverages features of our SHOUT product. The VX Series platform offers enterprise customers a voice-over-IP (VoIP) solution that interoperates with existing PBX and IP PBX systems. This platform includes the ability to deliver secure voice communications, as required by the government, and incorporates functionality that enables high bandwidth efficiency, which is especially important in expensive bandwidth situations such as satellite links. Our NX Series network exchange products are targeted to high speed SAN to WAN communications and secure grid computing, as well as tactical military and disaster preparedness applications. While these newer products are initially aimed at IP-based applications for the government market, both the NX and VX Series have broader applicability in the commercial sector.

•

Our net loss decreased significantly, and was our smallest loss reported in the last six quarters. We continue to reduce costs and expenses throughout the organization and saw revenues improve during the first quarter of fiscal 2007. Total operating expenses in the first quarter of fiscal 2007 declined to $13.3 million from $14.5 million in the comparable prior year quarter.

•

Our cash position remains strong. Total cash, which includes cash equivalents and short-term investments, was $84.8 million at June 30, 2006. This compares to $100.6 million at June 24, 2005, which included $405,000 in long-term restricted cash related to our Fremont, California facility lease and performance guarantees on customer contracts.

Revenue

	Three Months Ended
(in thousands)	June 30, 2006	June 24, 2005	Change
Product	$14,830	$14,714	0.8%
Service and other	2,614	3,659	(28.6)
Total revenue	$17,444	$18,373	(5.1)%

The decrease in total revenue in the first three months of fiscal 2007 from the comparable period of fiscal 2006 is mainly due to a decrease in service and other revenue.

Product revenue increased slightly in the first three months of fiscal 2007 from the comparable prior year period, primarily due to recognizing $1.5 million in government revenue from our contract with NATO as we collected cash during the quarter as a result of meeting a contract milestone. Sales to the government sector may continue to fluctuate quarter to quarter as the government balances its communications infrastructure needs and budget constraints. A substantial portion of the revenue generated from our government customers is based on our contract with the General Services Administration (GSA), which is currently subject to renewal. We have filed an extension package with the GSA for contract renewal in which we have offered greater discounts than those in the current contract, which could have an adverse effect on the amount of future government revenue.

Service and other revenue decreased in the first quarter of fiscal 2007 as compared to the same period in fiscal 2006 due to termination in the second quarter of fiscal 2006 of a customer service contract that accounted for annual revenue of approximately $2.8 million, as well as a general reduction in the number of service contracts as a result of a decline in the installed base of equipment held by non-government customers, coupled with the reliability of our Promina product.

Significant fluctuations in our revenue can occur as a result of factors affecting the timing of the recognition of revenue, including customer deployment schedules and the satisfaction of contractual acceptance provisions.

Gross Margin

	Three Months Ended
	June 30, 2006		June 24, 2005
Product gross margin	60.8%		58.2%
Service and other gross margin	9.2		11.1
Total gross margin	53.0.	%	48.9%

The increase in total gross margin in the three month period ended June 30, 2006 as compared to the comparable prior year period is due primarily to higher product gross margin, offset in part by lower service and other gross margin.

The increase in product gross margin is due primarily to recognition of deferred revenue of $1.5 million from the milestone achievement under our NATO contract, which had no associated product cost and also a more favorable mix of products sold, as we sold more Promina product in the first quarter of fiscal 2007 than in the comparable prior year period, and to date, our Promina products typically carry higher margins. Product gross margin can be significantly affected by the mix of products sold, including the extent of third-party products sold. The introduction of new products, which typically have lower gross margins as a result of customary discounting for early customers and higher per-unit costs associated with low purchase volumes of components, will affect margins as we transition from our established Promina product to newer products.

Production overhead in fiscal 2006 was affected by the transition of manufacturing from our own facility to a contract manufacturer. Until September 2005, we continued to perform a small portion of manufacturing activity at our Fremont facility, such that our production overhead included the costs of activities at two locations. The most significant of the additional manufacturing costs were fixed costs of the Fremont facility, which were approximately $330,000 during the first three months of fiscal 2006. Since September 2005, all costs of this facility are included in general and administrative expense.

The decrease in service and other gross margin in three months ended June 30, 2006, compared to the prior year comparative period, is due to a lower amount of service and other revenue spread over substantially the same cost structure in each period.

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

Operating Expenses

	Three Months Ended
(in thousands)	June 30, 2006	June 24, 2005	Change
Sales and marketing	$4,634	$6,651	(30.3)%
Research and development	5,401	5,722	(5.6)
General and administrative	3,265	2,229	46.5
Restructure and other benefit	(2)	(66)	(97.0)
Total operating expenses	$13,298	$14,536	(8.5)%

The decrease in total operating expenses is due to cost cutting efforts across all functions as a result of our efforts to realign the business with revenue levels. Operating expenses in the three months ended June 30, 2006 included $224,000 in stock-based compensation for employees due to adopting the provisions of SFAS 123R during the quarter.

The primary factors contributing to the decrease in total operating expenses are:

•

We reduced non-production headcount to approximately 190 employees at June 30, 2006 from approximately 280 at June 24, 2005, a 32% reduction, which accounted for reductions in compensation and benefits costs totaling $1.6 million across all functions.

•

We reduced travel and entertainment expenses by $335,000 and trade shows and marketing communications expenses by $359,000.

•

We benefited from a reduction in depreciation of approximately $377,000 as capital spending decreased and more fixed assets became fully depreciated, though this reduction was offset by additional depreciation expense of approximately $200,000 related to replacement of our current ERP system, which is planned for early fiscal 2008.

The reduction in sales and marketing expenses is due primarily to reduced headcount, and the reduced expenses for travel and entertainment and for trade shows and marketing communications. The reduction in research and development expenses is due primarily to the reduction in depreciation and also to lower allocated business overhead expenses, mainly as a result of the headcount reductions, partially offset by increased costs of engineering contractors and consultants. The increase in general and administrative expenses, despite cost cutting, is a result of including in general and administrative expenses the costs of our former Fremont manufacturing facility, higher legal costs, and the accelerated depreciation of the ERP system, as detailed below:

•

The manufacturing facility is no longer being used but is being held for potential future uses, with the result that all costs of the facility, approximating $850,000 in the first quarter of fiscal 2007, are now classified as general and administrative. Prior to September 2005, most of these costs were recorded as cost of product revenue and expenses of functional areas other than general and administrative.

•

The higher legal costs, of approximately $260,000, were for outside services related to our GSA contract and patent filings.

•

The accelerated depreciation of the ERP system is a result of our intent to replace it early in fiscal 2008, and we are recognizing accelerated depreciation of approximately $200,000 per quarter in fiscal 2007.

Non-Operating Items

	Three Months Ended
(in thousands)	June 30, 2006	June 24, 2005	Change
Interest income	$807	$599	34.7%
Interest expense	(463)	(456)	1.5
Other income (expense), net	(1)	25	104.0%

Interest income increased in the first three months of fiscal 2007 from the prior year comparative period due to higher yields on our short-term investments. The increase occurred despite a decline in total cash to $84.8 million at June 30, 2006 compared to $100.6 million at June 24, 2005. Total cash at June 24, 2005 included $405,000 in long-term restricted cash, included in other assets, related to our facilities lease in Fremont, California and performance guarantees on customer contracts.

Interest expense in both periods consisted primarily of the interest on our 7 1/4% convertible subordinated debentures.

Other income (expense) was comprised of:

	Three Months Ended
(in thousands)	June 30, 2006	June 24, 2005
Gain on foreign exchange	$16	$40
Realized loss on investments	(10)	(15)
Other income (expense)	(7)	—
	$(1)	$25

Income Tax Provision (Benefit)

Income tax provision was $2,000 for the three months ended June 30, 2006 and a benefit of $291,000 for the three months ended June 24, 2005. The provision for the first quarter of fiscal 2006 relates to minimum taxes, primarily due in domestic jurisdictions. The benefit for the first quarter of fiscal 2005 relates to the reversal of estimated taxes for prior years upon completion of tax inspection periods in the United Kingdom. We continually evaluate the risks associated with tax returns that have not yet passed the statutory period for examination by tax authorities in various jurisdictions. When such periods are completed, estimated taxes previously provided may be adjusted, dependent upon the outcome of examinations, if any.

Liquidity and Capital Resources

Typically, our primary sources of liquidity and capital resources are our cash balances, cash provided by operating activities, and committed credit lines:

Cash balances:    As of June 30, 2006, we had cash balances of $84.8 million, including cash equivalents and short-term investments, as compared to $86.2 million as of March 31, 2006.

Net Cash Used in Operating Activities:   Net cash used in operating activities for the first three months of fiscal 2007 was $1.2 million, compared to $6.5 million for the prior year comparable period. Non-cash adjustments to reconcile net loss to net cash used by operating activities for the first three months of fiscal 2007 and fiscal 2006 primarily relate to depreciation and amortization of $1.9 million. The other items that affect our cash flow from operations are changes in our assets and liabilities accounts, including accounts receivable, inventories, prepaid expenses and other assets, accounts payable, and accrued liabilities. Days sales outstanding (DSO) was 46 days and 61 days at June 30, 2006 and June 24, 2005, respectively. We typically expect our DSO to be between 60 and 70 days.

Net Cash Provided by Investing Activities:   Net cash provided by investing activities in the first three months of fiscal 2007 and fiscal 2006 was $2.7 million and $3.1 million, respectively. Proceeds from sales and maturities of short-term investments exceeded purchases of short-term investments by $3.3 million and $3.2 million in the first three months of fiscal 2007 and fiscal 2006, respectively.

Net Cash Provided by (Used in) Financing Activities:   Net cash provided by financing activities in the first three months of fiscal 2007 was $71,000 from issuance of common stock under employee stock plans. Net cash used in financing activities in the first three months of fiscal 2006 was $1.3 million primarily due to repurchases of common stock totaling $1.8 million during the period under our stock repurchase program, offset by $486,000 from the issuance of common stock under employee stock plans. Future proceeds to us from the issuance of common stock under employee stock plans will be affected by fluctuations in our stock price.

Credit lines:   We maintain a $7.0 million line of credit that is available both for cash advances and for standby letters of credit. It bears interest at the bank’s prime rate for cash advances and at prime minus 1% for letters of credit (7.25% at June 30, 2006). The line matures on October 30, 2006 and is secured by our accounts receivable. The agreement requires immediate repayment of all amounts outstanding if our cash balance, defined as the sum of unrestricted cash and short and long-term investments, declines by more than $10.0 million from the previous quarter or $30.0 million during the preceding twelve months. As of June 30, 2006, $3.4 million in letters of credit were outstanding.

Contractual Obligations and Commercial Commitments:   Our contractual obligations consist of facilities leases with noncancellable terms in excess of one year, principal and interest on our 7 ¼% redeemable convertible subordinated debentures, and a license and development agreement with a third party to develop new products. There were no significant changes to the obligations for facilities leases or our convertible subordinated debentures during the first three months of fiscal 2007. The license and development agreement, executed in October 2005, requires us to pay $625,000, the final amount due under the agreement, at the earlier of December 31, 2006 or when specified milestones are achieved.

In the normal course of business, we enter into contractual commitments to purchase materials and components from suppliers in exchange for favorable pricing or more beneficial terms. As of June 30, 2006, there were no such outstanding commitments.

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

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires companies recognize the effect of a tax position in the financial statements if that position is more likely than not sustainable on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our fiscal year 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the effect of adopting FIN 48 on the Company’s financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There is no material change in the information reported under Part II, Item 7A of our 10-K for the fiscal year ended March 31, 2006 other than a 10% adverse change in the foreign currency rates affecting our foreign exchange contracts as of their June 30, 2006 levels would decrease the fair value of the contracts by approximately $600,000, as compared to a decrease of approximately $500,000 for the contracts as of March 31, 2006.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Section 13(a) or Section 15(d), management, under the supervision and with the participation of the chief executive officer (CEO) and chief financial officer (CFO), evaluated the effectiveness of our disclosure controls and procedures at the end of the period covered by this report as well as any changes in disclosure controls and procedures that occurred during the period covered by this report. Our management, including our CEO and CFO, has concluded that our disclosure controls and procedures are effective as of June 30, 2006.

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

Our business is subject to the risks and uncertainties described in our most recent annual report on Form 10-K, as updated and supplemented below. There may be additional risks that have not yet been identified and risks that are not material now but could become material. Any one of these risks could hurt our business, results of operations or financial condition. The following risk factors update and replace the risk factors of the same headings in our annual report on Form 10-K.

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

A substantial portion of the revenue generated from our government customers is based on our contract with the GSA, which is presently up for renewal. There is a possibility that the GSA will not renew the contract, which would make many of our government sales more difficult. If the GSA does not renew the contract, future sales of such products to government customer will be more difficult and our revenue and results of operations may suffer.

As part of the renewal process for our contract with the GSA, the government performed a pre-award audit, which identified a number of possible discrepancies regarding our compliance with the current GSA contract. In response to the pre-award audit, we conducted an internal review of our compliance with the contract, which provided an estimate of potential liabilities resulting from the discrepancies. We have accrued a liability in the amount of the estimated liability. However, the GSA could seek additional amounts if it disputes the results of our internal review, or could seek additional amounts for discrepancies following the review period. Also, if the GSA contract is renewed by the government, we expect the discount offered to government customers to be higher than it was for most of the term of the current contract.

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

We outsource all product manufacturing, including assembly and structural test, as well as functional test, systems integration, and order fulfillment functions to a single vendor, located in the eastern United States. Any difficulties or failures to perform by our contract manufacturer could cause delays in customer product shipments or otherwise negatively affect our results of operations. We intend in the near term to also transfer responsibility for inventory management and production planning to the same contract manufacturer, which will involve increased risks of carrying too much or too little inventory of either component parts or manufactured product. We have agreed to compensate our contract manufacturer in the event of termination or cancellation of orders, discontinuance of product, or excess material created by an engineering change. Also, should the contract manufacturer in some future period decide not to renew our contract with them, it would be difficult for us to quickly transfer our manufacturing requirements to another vendor, likely causing substantial delays in customer product shipments and affecting our revenue and results of operations. If we transition product manufacturing to a new vendor, the transition itself and the lack of experience and adjustments to working with the new vendor could cause delays in customer product shipments or otherwise negatively affect our results of operations.

Any material weakness or significant deficiency identified in our internal controls could have an adverse effect on our business.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their internal control structure and procedures over financial reporting. In addition, our independent accountants must report annually on management's evaluation as well as evaluate our internal control structure and procedures. Due to the ongoing evaluation and testing of our internal controls, there could be significant deficiencies or material weaknesses that would be required to be reported in the future. In addition, the evaluation process and any required remediation, if applicable, may increase our accounting, legal and other costs, and may divert management resources from other business objectives and concerns. Further, we intend to replace our “enterprise resource planning” software, which is part of our control environment, and which we use to process sales, prepare our financial reports, and perform other critical business processes, at the beginning of fiscal 2008. Any failure to implement the new system in a timely and fully functional manner could have a material adverse effect on our business, results of operation, and stock price.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities:

In April 2005, the Board of Directors approved and the Company publicly announced the repurchase of up to $10 million of the Company’s common stock. Repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The repurchase plan will continue for up to twenty-four months. No repurchases were made during the quarter ended June 30, 2006.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

On July 18, 2006, the Compensation Committee of the Board of Directors approved a performance-based incentive compensation plan for fiscal 2007 for Gary L. Lau, Senior Vice President, Government Sales. The plan provides for a quarterly incentive payment based on the level of government sales, determined on a cumulative basis, with a target quarterly payment of $50,000 for 100% achievement of specified sales goals. The actual bonuses payable to Mr. Lau will vary depending on the extent to which actual performance meets, exceeds, or falls short of the specified goals. Also on July 18, 2006, the Compensation Committee approved retention bonus agreements for John F. McGrath, Jr., Vice President and Chief Financial Officer, and Frank Slattery, Vice President and General Counsel. These agreements each provide for a bonus payment of $50,000, payable on July 18, 2007, provided that the individual continues to serve in his current capacity on such date.

ITEM 6.  EXHIBITS

(a) Exhibits

10.40 *	Fiscal 2007 Compensation Plan for Gary L. Lau, Senior Vice President, Government Sales.
10.41 *	Form of Retention Bonus Agreement effective July 18, 2006 between each of John F. McGrath, Jr., Vice President and Chief Financial Officer, and Frank Slattery, Vice President and General Counsel.
31.1	Rule 13a-14(a) Certification (CEO).
31.2	Rule 13a-14(a) Certification (CFO).
32.1	Section 1350 Certification (CEO).
32.2	Section 1350 Certification (CFO).
* Compensation plan or arrangement for executive officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 8, 2006

NETWORK EQUIPMENT
TECHNOLOGIES, INC.

/s/ C. NICHOLAS KEATING, JR.
C. Nicholas Keating, Jr.
President and Chief Executive Officer

/s/ JOHN F. MCGRATH, JR.

John F. McGrath, Jr.
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)