Form 10-Q
period 2006-09-29
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2006-11-07
CIK 752431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

 ☒

Quarterly Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934
For the quarterly period ended September 29, 2006.

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
☐ Yes  ☒ No

The number of shares outstanding of the registrant's Common Stock, par value $.01, as of October 27, 2006 was 25,199,000.

NETWORK EQUIPMENT TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited — in thousands, except par value)

	September 29, 2006	March 31, 2006
Current assets:
Cash and cash equivalents	$9,344	$6,928
Short-term investments	74,907	79,293
Accounts receivable, net of allowances of $146 at September 29, 2006 and $136 at March 31, 2006	12,102	9,705
Inventories	9,976	12,229
Prepaid expenses and other assets	3,174	3,407
Total current assets	109,503	111,562
Property and equipment, net	18,352	20,749
Other assets	4,603	4,367
Total assets	$132,458	$136,678
Current liabilities:
Accounts payable	$7,367	$6,061
Accrued liabilities	12,129	13,092
Total current liabilities	19,496	19,153
Long-term liabilities:
7 ¼% redeemable convertible subordinated debentures	24,706	24,706
Other long-term liabilities	821	673
Total long-term liabilities	25,527	25,379
Stockholders’ equity:
Preferred stock ($0.01 par value; 5,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 50,000 shares authorized; 25,101 and 24,814 shares outstanding at September 29, 2006 and March 31, 2006)	251	248
Additional paid-in capital	200,358	199,733
Treasury stock	(7,120)	(7,081)
Accumulated other comprehensive loss	190	(620)
Accumulated deficit	(106,244)	(100,134)
Total stockholders’ equity	87,435	92,146
Total liabilities and stockholders’ equity	$132,458	$136,678

See accompanying notes to condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited — in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Revenue:
Product	$17,216	$18,138	$32,046	$32,852
Service and other	2,334	3,497	4,948	7,156
Total revenue	19,550	21,635	36,994	40,008
Costs of revenue:
Cost of product revenue	7,310	8,097	13,128	14,241
Cost of service and other revenue	2,421	3,087	4,794	6,340
Total cost of revenue	9,731	11,184	17,922	20,581
Gross margin	9,819	10,451	19,072	19,427
Operating expenses:
Sales and marketing	4,246	6,515	8,880	13,166
Research and development	5,302	6,049	10,703	11,771
General and administrative	3,004	2,758	6,269	4,987
Restructure and other	3	1,981	1	1,915
Total operating expenses	12,555	17,303	25,853	31,839
Loss from operations	(2,736)	(6,852)	(6,781)	(12,412)
Interest income	860	669	1,667	1,268
Interest expense	(457)	(462)	(920)	(918)
Other income (expense), net	(69)	33	(70)	58
Loss before taxes	(2,402)	(6,612)	(6,104)	(12,004)
Income tax provision (benefit)	4	(890)	6	(1,181)
Net loss	$(2,406)	$(5,722)	$(6,110)	$(10,823)

Basic and diluted net loss per share	$(0.10)	$(0.23)	$(0.25)	$(0.44)

Basic and diluted common and common equivalent shares	24,848	24,624	24,840	24,742
Consolidated Statements of Comprehensive Loss:
Net loss	$(2,406)	$(5,722)	$(6,110)	$(10,823)
Other comprehensive income (loss):
Cumulative translation adjustments	154	8	410	(194)
Net unrealized gain (loss) on securities	336	(102)	400	282
Comprehensive loss	$(1,916)	$(5,816)	$(5,300)	$(10,735)

See accompanying notes to condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited — in thousands)

	Six Months Ended
	September 29, 2006	September 30, 2005
Cash and cash equivalents at beginning of period	$6,928	$14,325
Cash flows from operating activities:
Net loss	(6,110)	(10,823)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,633	3,778
Stock-based compensation expense	546	106
Loss on disposition of property and equipment	81	67
Changes in assets and liabilities:
Accounts receivable	(2,397)	517
Inventories	2,113	(594)
Prepaid expenses and other assets	212	(1,153)
Accounts payable	1,306	(1,825)
Accrued liabilities	(815)	(823)
Net cash used in operating activities	(1,431)	(10,750)
Cash flows from investing activities:
Purchases of short-term investments	(27,847)	(20,881)
Proceeds from sales and maturities of short-term investments	32,633	29,656
Purchases of property and equipment	(1,078)	(977)
Decrease in restricted cash	—	292
Other	(314)	(28)
Net cash provided by investing activities	3,394	8,062
Cash flows from financing activities:
Issuance of common stock	82	1,288
Repurchase of common stock	(39)	(3,681)
Net cash provided by (used in) financing activities	43	(2,393)
Effect of exchange rate changes on cash	410	(194)
Net increase (decrease) in cash and cash equivalents	2,416	(5,275)
Cash and cash equivalents at end of period	$9,344	$9,050

Other cash flow information:
Cash paid during the period for:
Interest	$902	$901
Non-cash investing and financing activities:
Unrealized gain on available-for-sale securities	$400	$282

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

Basis of Presentation:    The Company’s fiscal year ends on the last Friday in March. In most years, the fiscal year is 52 weeks, with each quarter comprised of thirteen weeks, which allows comparability of quarter over quarter results. Fiscal 2006 included a 53rd week, which was included in the second quarter of the year.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position as of September 29, 2006, the results of operations for the three and six months ended September 29, 2006 and September 30, 2005, and cash flows for the six months ended September 29, 2006 and September 30, 2005. These financial statements should be read in conjunction with the March 31, 2006 audited consolidated financial statements and notes thereto. The results of operations for the three and six months ended September 29, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending March 30, 2007.

Reclassifications:    Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on net loss or stockholders’ equity for any period presented.

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

Financial Statement Estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such management estimates and assumptions include, but are not limited to:  assumptions related to contracts that have multiple elements, the allowances for sales returns and potentially uncollectible accounts receivable, the valuation of inventory, warranty costs, the valuation allowance on deferred tax assets, certain reserves and accruals, estimated lives of depreciable assets, and assumptions related to stock-based compensation. Actual results could differ from those estimates.

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

Recently Issued Accounting Standards:    In September 2006, the Financial Accounting Standards Board (FASB) issued FASB 157, Fair Value Measurements (SFAS 157), which clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect the provisions of SAB 108 to have a material impact on its consolidated financial position, results of operations or cash flows.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires companies to recognize the effect of a tax position in the financial statements if that position is more likely than not sustainable on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s fiscal year 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the effect of adopting FIN 48 on the Company’s financial statements.

Note 3.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs. Inventories consisted of the following:

(in thousands)	September 29, 2006	March 31, 2006
Purchased components	$4,139	$4,378
Work-in-process	4,478	6,166
Finished goods	1,359	1,685
	$9,976	$12,229

Note 4.  Loss Per Share

The following table sets forth the computation of the numerator and denominator used in the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	September 29, 2006	September 30,2005	September 29,2006	September 30,2005
Numerator:
Net loss	$(2,406)	$(5,722)	$(6,110)	$(10,823)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	24,848	24,624	24,840	24,742
Net loss per share, basic and diluted	$(0.10)	$(0.23)	$(0.25)	$(0.44)

The denominator for basic net loss per share is the weighted average number of unrestricted common shares outstanding for the periods presented. In periods of net income, the denominator for diluted net income per share also includes potentially dilutive shares, which consist of shares issuable upon the exercise of dilutive stock options, shares subject to repurchase, and contingently issuable shares. In periods of net loss, these shares are excluded from the computations of diluted net loss per share as they are anti-dilutive and reduce the loss per share. Potentially dilutive shares totaled 88,000 and 51,000, respectively, for the three and six months ended September 29, 2006, and 215,000 and 265,000, respectively, for the three and six months ended September 30, 2005.

There are 784,000 shares of common stock issuable upon conversion of debentures. These shares and the related effect of the accrued interest on the debentures are excluded from the calculation of diluted loss per share for each period presented, as their inclusion would have been anti-dilutive.

Note 5.  Restructure and Other

The net restructure expense of $3,000 and $1,000, respectively, for the three and six months ended September 29, 2006 relates to additional accruals for severance costs from prior restructurings, offset by the reversal of accruals upon expiration of employee benefits which were accrued in prior restructurings. The net restructure costs of $2.0 million and $1.9 million, respectively, for the three and six months ended September 30, 2005 consisted of employee separation costs, including $1.1 million related to the severance agreement with the Company’s former chief executive officer. The remaining employee separation costs resulted from cost-cutting efforts across all functions.

The liability for restructuring was $794,000 at September 29, 2006, as shown in the table below. Components of accrued restructure costs and changes in accrued amounts related to these restructuring programs during fiscal 2007 are as follows:

(in thousands)	Employee Separation Costs & Other	Lease Write-offs & Office Closure Costs & Other	Total
Balance at March 31, 2006	$1,537	$170	$1,707
Provision	53	—	53
Benefit	(54)	2	(52)
Payments	(844)	(70)	(914)
Balance at September 29, 2006	$692	$102	$794

The balance at March 31, 2006 includes $187,000 classified as other long term liabilities, of which $142,000 related to the fiscal 2006 severance agreement with the Company’s former chief executive officer, and $45,000 related to future payments for a terminated contract. Accrued liabilities associated with restructuring charges at September 29, 2006 are included in accrued liabilities in the condensed consolidated balance sheet, as the Company’s intent is to satisfy these liabilities within the next fiscal year.

Note 6.  License and Development Agreement

In October 2005, the Company entered into a license and development agreement with a third-party technology supplier. Under the agreement, the Company acquired a license to the supplier’s high-speed networking platform, and each party will perform development and other activities to bring new products to market. The Company has paid $2.4 million in license and development fees as of September 29, 2006, and has capitalized the costs in other assets in the accompanying consolidated balance sheets. No amortization has been recorded in either fiscal 2007 or 2006 as sales have not yet begun for the products being developed under this agreement. The final payment of $625,000 was made in October 2006. In addition, the Company will owe royalties on products it sells.

The Company’s President and CEO is a member of the board of directors of the third-party technology supplier. Beginning in fiscal 2007, the Company sold and purchased inventory components and pre-production units with the supplier. Sales and purchases with the supplier were $171,000, and $33,000, respectively, during fiscal 2007. At September 29, 2006, the Company owed the supplier $33,000 for such transactions and had a receivable due from the supplier of $171,000.

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

Components of the warranty accrual, which is included in accrued liabilities in the accompanying condensed consolidated balance sheets, were as follows:

	Six Months Ended
(in thousands)	September 29, 2006	September 30, 2005
Balance at beginning of period	$84	$88
Charges to cost of goods sold	103	84
Charges to warranty accrual	(75)	(102)
Other adjustments (1)	(12)	9
Balance at end of period	$100	$79

(1)

Adjustments result from changes in warranty cost estimates related to labor costs to repair products and frequency of warranty claims.

Note 8.  Income Taxes

The Company has incurred tax losses in the current fiscal year-to-date period and prior fiscal years and, at March 31, 2006, had an estimated $118.6 million of federal net operating loss carryforwards and $35.4 million of state operating loss carryforwards available expiring in the years 2007 through 2026. Currently, the Company believes that it is more likely than not that the net deferred tax asset will not be realized and therefore has recorded a valuation allowance for the entire balance. In future years, these benefits are available to reduce or eliminate taxes on future taxable income. Current federal and state tax laws include provisions that could limit the annual use of the net operating loss carryforwards in the event of certain defined changes in stock ownership. Issuances of common and preferred stock could result in such a change. Accordingly, the annual use of the net operating loss carryforwards may be limited by these provisions, and this limitation may result in the loss of carryforward benefits to the extent the above-limit portion expires before it can be used. The Company has not yet determined the extent of the limitation, if any.

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

The provision of $4,000 and $6,000 recorded for the three and six months ended September 29, 2006, respectively, relate to minimum taxes due, primarily in domestic jurisdictions. The benefit of $890,000 recorded for the three months ended September 30, 2005 relates primarily to the reversal of a reserve resulting from the final resolution of a tax matter in Germany. The Company continually evaluates the risks associated with tax returns that have not yet passed the statutory period for examination by tax authorities in various jurisdictions. When such periods are completed, estimated taxes previously provided may be adjusted, dependent upon the outcome of examinations, if any. Such benefits, related to the Company’s U.K. operations, were recorded in the first quarter of fiscal 2006 in the amount of $299,000.

Note 9.  Financing Arrangements

The Company entered into a Business Loan Agreement and Security Agreement (Receivables) with Bank of America in fiscal 2005. The agreement, which has been renewed through October 2007 at substantially the same terms, provides for a $7.0 million line of credit. The line is available both for cash advances and for standby letters of credit and bears interest at the bank’s prime rate for cash advances and at prime minus 1% for letters of credit (7.25% at September 29, 2006). The line is secured by the Company’s accounts receivable. The agreement requires immediate repayment of all amounts outstanding if the Company’s cash balance, defined as the sum of unrestricted cash and short and long term investments, declines more than $10.0 million during a quarter or $30.0 million during the preceding twelve months. As of September 29, 2006, $3.4 million in letters of credit were outstanding.

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

Restricted stock awards granted under the stock option plans are independent of option grants and are subject to restrictions. During the quarter ended June 30, 2006, the Company granted 281,500 shares of restricted stock which are subject to forfeiture if employment terminates prior to the release of restrictions, which occurs on a ratable basis over two years from the date of grant. Until the restriction is released, the shares cannot be transferred. These shares have the same cash dividend and voting rights as other common stock and are considered as issued and outstanding. The cost of the awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse.

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

Effective the beginning of fiscal 2007, the Company adopted the fair value recognition provisions of SFAS 123R, requiring recognition of the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award rather than apply intrinsic value measurement provisions of APB 25. The Company elected to use the modified prospective transition method as permitted by SFAS 123R and therefore has not restated the financial results for prior periods. Under this transition method, stock-based compensation expense for the three and six months ended September 29, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested, as of the beginning of fiscal 2007, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, as adjusted for estimated forfeitures. Stock-based compensation expense for all stock-based compensation awards granted during fiscal 2007 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under SFAS 123R, the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost for grants made under the ESPP. However, since the ESPP was indefinitely suspended in fiscal 2006, no significant compensation expense was recognized upon the adoption of SFAS 123R. The Company recognizes compensation expense for all share-based payment awards granted subsequent to March 31, 2006 on a straight-line basis over the respective requisite service period of the awards. Compensation expense for share-based payment awards granted on or prior to March 31, 2006 but not vested as of March 31, 2006, is recognized on an accelerated basis.

Stock Compensation Expense:    The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations as a result of adopting SFAS 123R:

(in thousands)	Three Months Ended	Six Months Ended
	September 29, 2006	September 29, 2006
Cost of revenue	$30	$64
Sales and marketing	58	115
Research and development	65	143
General and administrative	127	216
	$280	$538

There was no significant stock-based compensation cost capitalized as part of inventory at September 29, 2006. As required by SFAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

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

Expected Volatility:   The Company’s computation of expected volatility for the period ended September 29, 2006 is based on historical volatility commensurate with the expected term of the options.

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

The fair value of the Company’s stock option awards granted to employees was estimated using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Expected term, in years	6.08	2.29	6.08	2.37
Expected volatility	65.00%	39.77%	65.17%	40.49%
Risk-free interest rate	4.60%	4.00%	4.69%	3.98%
Expected dividends	—	—	—	—
Weighted average fair value	$1.97	$1.25	$2.00	$1.31

At September 29, 2006, the total compensation cost related to unvested stock-based awards not yet recognized, net of estimated forfeitures, was approximately $1.7 million. The weighted-average period during which the cost will be amortized, which will be adjusted for subsequent changes in estimated forfeitures, was approximately 1.2 years.

Stock Options & Awards Activity:    Activity in the Company’s option plans is summarized below:

Options:	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at March 31, 2006	6,248,062	$7.25
Granted	350,300	3.15
Exercised	(23,000)	3.60
Forfeited and expired	(800,944)	8.97
Outstanding at September 29, 2006	5,774,418	$6.78	6.11	$728
Vested and expected to vest at September 29, 2006	5,642,015	$6.84	6.03	$677
Exercisable at September 29, 2006	4,689,013	$7.37	5.39	$375

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at September 29, 2006, for options outstanding as of that date.

Restricted Stock Awards:	Shares	Weighted Average Grant Date Fair Value
Nonvested stock at March 31, 2006	—	$—
Granted	281,500	3.22
Vested	(35,177)	3.22
Forfeited and cancelled	(4,813)	3.22
Nonvested stock at September 29, 2006	241,510	$3.22

During the three and six months ended September 29, 2006, 14,000 shares of restricted stock were delivered to the Company in payment of $39,000 of withholding tax obligations arising from the vesting of restricted stock awards. The withholding tax obligations were based upon the fair market value of the Company’s common stock on the vesting date.

Pro-forma Disclosures:    The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three and six months ended September 30, 2005:

(in thousands, except per share amounts)	Three Months Ended	Six Months Ended
	September 30, 2005	September 30, 2005
Net loss – as reported	$(5,722)	$(10,823)
Add: Stock based employee compensation included in reported net loss	115	115
Less: Stock-based compensation expense determined by the fair value method	(436)	(1,040)
Net loss – pro forma	$(6,043)	$(11,748)
Basic and diluted net loss per share – as reported	$(0.23)	$(0.44)
Basic and diluted net loss per share – pro forma	$(0.25)	$(0.47)

For purposes of this pro forma disclosure, the value of the options was estimated using the Black-Scholes option-pricing formula and a multiple option award approach and was amortized on an accelerated basis over the respective vesting periods of the awards, with forfeitures recognized as they occurred.

Note 11.  Capital Stock

Stock Repurchase Plan:    In April 2005, the Board of Directors approved the repurchase of up to an aggregate of $10 million of its common stock. The repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The repurchase program is expected to continue for up to twenty-four months, subject to changes by the Board of Directors. As of March 31, 2006, the Company had repurchased 737,000 shares at an average price of $5.00 per share. No shares were repurchased during the six months ended September 29, 2006.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the condensed consolidated financial statements included in this 10Q and Part II of our Form 10-K for the fiscal year ended March 31, 2006. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. A forward-looking statement may contain words such as “plans,” “hopes,” “believes,” “estimates,” “will,” “continue to,” “expect to,” “anticipate that,” “to be,” or “can affect.” Forward-looking statements are based upon management expectations, forecasts and assumptions that involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Many factors may cause actual results to vary including, but not limited to, the factors discussed in this Form 10-Q and our most recently filed Form 10-K. The Company expressly disclaims any obligation or undertaking to revise or publicly release any updates or revisions to any forward-looking statement contained in this Form 10-Q except as required by law. Investors should carefully review the risk factors described in this Form 10-Q and our most recently filed Form 10-K, along with other documents the Company files from time to time with the Securities and Exchange Commission (SEC).

Significant Accounting Policy Judgments and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates and assumptions, which we evaluate on an on-going basis, include, but are not limited to:  assumptions related to contracts that have multiple elements, the allowances for sales returns and potentially uncollectible accounts receivable, the valuation of inventory, warranty costs, the valuation allowance on deferred tax assets, certain reserves and accruals, estimated lives of depreciable assets, and assumptions related to stock-based compensation. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Actual results could differ from those estimates.

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

Stock-based Compensation:   Effective our first quarter of fiscal 2007, we account for stock-based awards to employees using the fair value recognition provisions of SFAS 123R, requiring recognition of the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award rather than apply intrinsic value measurement provisions of APB 25.

We have elected the modified prospective transition method as permitted by SFAS 123R and therefore have not restated the financial results for prior periods. Under this transition method, stock-based compensation expense for the three month and six months ended September 29, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested, as of the beginning of fiscal 2007, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, as adjusted for estimated forfeitures. We recognize compensation expense for all share-based payment awards granted subsequent to March 31, 2006 on a straight-line basis over the respective requisite service period of the awards. Compensation expense for share-based payment awards granted on or prior to March 31, 2006 but not vested as of March 31, 2006, is recognized on an accelerated basis.

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

Results of Operations

The following table sets forth selected data derived from our condensed consolidated statements of operations expressed as a percentage of revenue for the periods presented:

	Three Months Ended		Six Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Percent of revenue
Product	88.1%	83.8%	86.6%	82.1%
Service and other	11.9	16.2	13.4	17.9
Total revenue	100.0	100.0	100.0	100.0

Product gross margin	57.5	55.4	59.0	56.7
Service and other gross margin	(3.7)	11.7	3.1	11.4
Total gross margin	50.2	48.3	51.6	48.6

Sales and marketing	21.7	30.1	24.0	32.9
Research and development	27.1	28.0	28.9	29.4
General and administrative	15.4	12.7	17.0	12.5
Restructure and other	—	9.2	—	4.8
Total operating expenses	64.2	80.0	69.9	79.6
Loss from operations	(14.0)	(31.7)	(18.3)	(31.0)

Interest income, net	2.1	1.0	2.0	0.9
Other income (expense), net	(0.4)	0.2	(0.2)	0.1
Loss before taxes	(12.3)	(30.6)	(16.5)	(30.0)
Income tax provision (benefit)	—	(4.1)	—	(3.0)
Net loss	(12.3)%	(26.4)%	(16.5)%	(27.1)%

Overview and Highlights

•

Total revenue at $19.6 million for our second quarter of fiscal 2007 was higher than the three previous sequential quarters. Although total revenue was 10%, or $2.1 million, lower than in the same quarter of fiscal 2006, it rebounded from low levels in late fiscal 2006. Product revenue improved as compared to the previous three quarters as a result of increased business with the government sector, particularly of IP-based products.

•

Sales of the VX Series platform contributed substantially to total revenue. Our universal voice exchange platform, the VX Series, which leverages features of our former SHOUT product, accounted for approximately one-third of our total product revenue in the second quarter of fiscal 2007. The VX Series platform offers a voice-over-IP (VoIP) enablement solution with advanced network control and security features. With recent enhancements to the secure voice features, we achieved a number of larger sales of this product to various government agencies during the second quarter of fiscal 2007.

•

Our sales to the government sector and Promina product sales continue to account for the majority of our revenue. Sales to the government continue to rebound after decreases during the latter half of fiscal 2006. Our sales to the government sector may continue to fluctuate quarter to quarter, as government customers balance their communications infrastructure needs as they move from narrowband, circuit-switched network products to high bandwidth systems based on IP. Their spending is dependent upon the size of budget allocations and, particularly in our fiscal third quarter, the timely passage of the annual federal budget. As described in the table below, sales to our government customers and sales of our Promina product declined from the comparable prior periods as customers moved from narrowband products to IP-based products:

	Three Months Ended		Six Months Ended
(in thousands)	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Revenue from government customers	$ 17,364	$ 19,331	$ 32,891	$ 35,106
% of total revenue	88.8%	89.4%	88.9%	87.7%
Promina product revenue	$ 10,330	$ 14,700	$ 22,516	$ 26,294
% of product revenue	60.0%	81.0%	70.3%	80.0%

•

We are progressing on our new product initiatives. In addition to secure voice applications for the government, the VX Series platform offers enterprise customers a VoIP solution that interoperates with existing PBX and IP PBX systems. Our NX Series network exchange products are targeted to high speed SAN to WAN communications and secure grid computing, as well as tactical military and disaster preparedness applications. As with the VX Series, we believe the functionality of the NX Series also has broad applicability in the commercial sector.

•

Our net loss decreased from the prior quarters. We continue to reduce costs and expenses throughout the organization and saw revenues improve during the last three quarters. Total operating expenses in the first half of fiscal 2007 declined to $25.9 million from $31.8 million in the comparable prior year period.

•

Our cash position remains strong. Total cash, which includes cash equivalents and short-term investments, was $84.3 million at September 29, 2006. This compares to $94.6 million at September 30, 2005.

Revenue

	Three Months Ended			Six Months Ended
(in thousands)	September 29, 2006	September 30, 2005	Change	September 29, 2006	September 30, 2005	Change
Product	$17,216	$18,138	(5.1)%	$32,046	$32,852	(2.5)%
Service and other	2,334	3,497	(33.3)	4,948	7,156	(30.9)
Total revenue	$19,550	$21,635	(9.6)%	$36,994	$40,008	(7.5)%

Total revenue in the three and six months ended September 29, 2006 was lower than the comparable prior-year periods mainly due to decreases in service and other revenue.

Product revenue in the three and six months ended September 29, 2006 was $922,000 and $806,000 lower than the comparable prior year periods, respectively, primarily due to lower revenue from both the government and commercial North America sectors. The comparable prior year periods include product revenue of $331,000 resulting from orders received during the additional week in those fiscal periods. Sales to the government sector may continue to fluctuate quarter to quarter as the government balances its communications infrastructure needs and budget constraints. A substantial portion of the revenue generated from our government customers is based on our contract with the General Services Administration (GSA), which is currently subject to renewal. We have filed an extension package with the GSA for contract renewal in which we have offered greater discounts than those in the current contract, which could have an adverse effect on the amount of future government revenue.

Service and other revenue decreased in fiscal 2007 as compared to the same periods in fiscal 2006 due to termination in the second quarter of fiscal 2006 of a customer service contract that accounted for annual revenue of approximately $2.8 million, as well as a general reduction in the number of service contracts as a result of a decline in the installed base of equipment held by non-government customers, coupled with the reliability of our Promina product.

Significant fluctuations in our revenue can occur as a result of factors affecting the timing of the recognition of revenue, including customer deployment schedules and the satisfaction of contractual acceptance provisions.

Gross Margin

	Three Months Ended		Six Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Product gross margin	57.5%	55.4%	59.0%	56.7%
Service and other gross margin	(3.7)	11.7	3.1	11.4
Total gross margin	50.2%	48.3%	51.6%	48.6%

The increase in total gross margin in the three and six months ended September 29, 2006 as compared to the  prior year periods is due primarily to higher product gross margin, offset by lower service and other gross margin.

The increase in product gross margin in the three and six months ended September 29, 2006 is due to primarily to reduced production costs from fully outsourcing product manufacturing in September 2005. Until September 2005, we continued to perform a small portion of manufacturing activity at our Fremont facility, such that our production overhead included the costs of activities at two locations. The most significant of the additional manufacturing costs were fixed costs of the Fremont facility, which were approximately $213,000 and $544,000 during the three and six months ended September 30, 2005. Since September 2005, all costs of this facility are included in general and administrative expense. The extra week in fiscal 2006 resulted in approximately $80,000 in additional fixed production overhead costs for the three and six months ended September 30, 2005.

Product gross margin can be significantly affected by the mix of products sold, including the extent of third-party products sold. The introduction of new products, which typically have lower gross margins as a result of customary discounting for early customers and higher per-unit costs associated with low purchase volumes of components, can affect margins as we transition from our established Promina product to newer products. Product margins for the six months ended September 29, 2006 were also positively affected by the recognition of deferred revenue of $1.5 million from the milestone achievement under our NATO contract, which had no associated product cost.

The decrease in service and other gross margin in three and six months ended September 29, 2006, compared to the prior year comparative periods, is due to a lower amount of service and other revenue spread over substantially the same cost structure in each period. The three and six months ended September 30, 2005 also include additional costs of $45,000 as a result of the additional week in those fiscal periods.

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

Operating Expenses

	Three Months Ended				Six Months Ended
(in thousands)	September 29, 2006	September 30, 2005	Change		September 29, 2006	September 30, 2005	Change
Sales and marketing	$4,246	$6,515	(34.8	) %	$8,880	$13,166	(32.6	) %
Research and development	5,302	6,049	(12.3)		10,703	11,771	(9.1)
General and administrative	3,004	2,758	8.9		6,269	4,987	25.7
Restructure and other	3	1,981	(99.8)		1	1,915	(99.9)
Total operating expenses	$12,555	$17,303	(27.4	) %	$25,853	$31,839	(18.8	) %

The decrease in total operating expenses in fiscal 2007 is due primarily to cost-cutting efforts across all functions as a result of our efforts to realign the business with revenue levels, and the lower restructure costs as compared to the prior year.

The primary factors contributing to the decrease in total operating expenses are:

•

We reduced non-production headcount to approximately 180 employees at September 29, 2006 from approximately 240 at September 30, 2005, a 25% reduction, which accounted for reductions in compensation and benefits costs across all functions totaling $2.0 million and $3.6 million, respectively, for the three and six months ended September 29, 2006. The costs of restructuring incurred in the second quarter of fiscal 2006, which totaled $2.0 million, related primarily to severance costs, of which $1.1 million related to the severance agreement with the former CEO. Offsetting these reductions is an increase in contract labor expenditures of $300,000 and $970,000, respectively, for the three and six months ended September 29, 2006, as we outsource for specific projects on an as-required basis.

•

We reduced headcount-driven costs such as field office facilities, allocated business overhead functions, and communications, which accounted for reductions of $400,000 and $890,000, respectively, for the three and six months ended September 29, 2006.

•

We reduced travel and entertainment expenses by $340,000 and $680,000, and trade shows and marketing communications expenses by $310,000 and $670,000, respectively, for the three and six months ended September 29, 2006.

•

We benefited from a reduction in depreciation of approximately $440,000 and $810,000, respectively, for the three and six months ended September 29, 2006, as more fixed assets became fully depreciated. This reduction was offset by accelerated depreciation expense of approximately $200,000 in each of the first two quarters of fiscal 2007 related to replacement of our current ERP system, which is planned for early fiscal 2008.

We do not expect to achieve additional cost reductions by further reducing headcount.

Other items affecting the period-to-period comparability of operating expenses are:

•

Additional costs of $735,000 incurred in the three and six months ended September 30, 2005 as a result of the additional week in those fiscal periods.

•

Stock-based compensation for employees of $250,000 and $474,000, respectively, for the three and six months ended September 29, 2006 due to adopting the provisions of SFAS 123R during the first quarter of fiscal 2007.

The reduction in sales and marketing expenses is due primarily to reduced headcount, and the reduced expenses for travel and entertainment, trade shows, and marketing communications.

The reduction in research and development expenses is due primarily to the reductions in headcount and depreciation and also to lower allocated business overhead expenses, partially offset by increased costs of contractors and consultants.

The increase in general and administrative expenses, despite cost cutting, is a result of including in general and administrative expenses the costs of our former Fremont manufacturing facility and the accelerated depreciation of the ERP system, as detailed below:

•

The facility is no longer being used for manufacturing, with the result that all costs of the facility, approximating $850,000 and $1.7 million, respectively, in the three and six months ended September 29, 2006, are now classified as general and administrative. Prior to September 2005, most of these costs were recorded as cost of product revenue and expenses of functional areas other than general and administrative. We are seeking to sublease this facility, which, if successful, would likely be at a substantial discount to the lease terms, based on current local market conditions. If we are able to execute a sublease, we will likely record a loss on a major portion of the net realizable value of assets and future lease commitments related to this facility. We expect that any charge related to the facility would be material to our financial statements and it could be as much as the full amount of the net realizable value of assets and future lease-related commitments, which total approximately $20 million as of September 29, 2006.

•

The accelerated depreciation of the ERP system is a result of our intent to replace it early in fiscal 2008. We are recognizing accelerated depreciation of approximately $200,000 per quarter in fiscal 2007.

Non-Operating Items

	Three Months Ended				Six Months Ended
(in thousands)	September 29, 2006	September 30, 2005	Change		September 29, 2006	September 30, 2005	Change
Interest income	$860	$669	28.6%		$1,667	$1,268	31.5%
Interest expense	(457)	(462)	(1.1)		(920)	(918)	(0.2)
Other income (expense), net	(69)	33	(309.0	) %	(70)	58	(220.7	) %

Interest income increased in the three and six months ended September 29, 2006 from the prior year comparative periods due to higher yields on our short-term investments. The increase occurred despite a decline in total cash to $84.3 million at September 29, 2006 compared to $94.6 million at September 30, 2005. Total cash at September 30, 2005 included $405,000 in long-term restricted cash, included in other assets, related to our facilities lease in Fremont, California and performance guarantees on customer contracts.

Interest expense in both periods consisted primarily of the interest on our 7 1/4% convertible subordinated debentures.

Other income (expense) was comprised of:

	Three Months Ended		Six Months Ended
(in thousands)	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Gain (loss) on foreign exchange	$(68)	$53	$(52)	$93
Realized loss on investments	(1)	(11)	(11)	(26)
Other expense	—	(9)	(7)	(9)
	$(69)	$33	$(70)	$58

Income Tax Provision (Benefit)

Income tax provision was $4,000 and $6,000, respectively, for the three and six months ended September 29, 2006 and a benefit of $890,000 and $1.2 million, respectively, for the comparable prior year periods. The provisions for the three and six months ended September 29, 2006 relate to minimum taxes due, primarily in domestic jurisdictions. The benefit of $890,000 recorded for the three months ended September 30, 2005 relates primarily to the reversal of a reserve resulting from the final resolution of a tax matter in Germany. We continually evaluate the risks associated with tax returns that have not yet passed the statutory period for examination by tax authorities in various jurisdictions. When such periods are completed, estimated taxes previously provided may be adjusted, dependent upon the outcome of examinations, if any. We recorded a benefit for such an adjustment related to our U.K. operations in the first quarter of fiscal 2006 in the amount of $299,000.

Liquidity and Capital Resources

Typically, our primary sources of liquidity and capital resources are our cash balances, cash provided by operating activities, and committed credit lines:

Cash Balances:   As of September 29, 2006, we had cash balances of $84.3 million, including cash equivalents and short-term investments, as compared to $86.2 million as of March 31, 2006.

Net Cash Used in Operating Activities:   Net cash used in operating activities for the first six months of fiscal 2007 was $1.4 million, compared to $10.8 million for the prior year comparable period. The improvement is the result of the reduced net loss, reductions in inventory, prepaid expenses and other assets, and accounts payable, which were offset by increases in our accounts receivable. Days sales outstanding (DSO) improved to 56 days at September 29, 2006 as compared to 64 days at September 30, 2005. We typically expect our DSO to be between 60 and 70 days.

Non-cash adjustments to reconcile net loss to net cash used by operating activities for the first six months of fiscal 2007 and fiscal 2006 primarily relate to depreciation and amortization of $3.6 million and $3.8 million, and stock compensation expense of $546,000 and $106,000, respectively. Cash used in operating activities for the first six months of both fiscal years includes approximately $1.0 million related to costs for our former manufacturing facility, which we are actively marketing for sublease in order to improve cash flow.

Net Cash Provided by Investing Activities:   Net cash provided by investing activities in the first six months of fiscal 2007 and fiscal 2006 was $3.4 million and $8.1 million, respectively. Proceeds from sales and maturities of short-term investments exceeded purchases of short-term investments by $4.8 million and $8.8 million in the first six months of fiscal 2007 and fiscal 2006, respectively.

Net Cash Provided by (Used in) Financing Activities:   Net cash provided by financing activities in the first six months of fiscal 2007 was $43,000, from $82,000 in sales of common stock under employee stock plans, reduced by $39,000 to repurchase restricted stock from employees for payment of withholding tax obligations arising from the vesting of restricted stock awards. Net cash used in financing activities in the first six months of fiscal 2006 was $2.4 million primarily due to repurchases of common stock totaling $3.7 million during the period under our stock repurchase program, offset by $1.3 million from the issuance of common stock under employee stock plans. Future proceeds to us from the issuance of common stock under employee stock plans will be affected by fluctuations in our stock price.

Credit Lines:   We maintain a $7.0 million line of credit that is available both for cash advances and for standby letters of credit. It bears interest at the bank’s prime rate for cash advances and at prime minus 1% for letters of credit (7.25% at September 29, 2006). The line, which expires in October 2007, is secured by our accounts receivable. The agreement requires immediate repayment of all amounts outstanding if our cash balance, defined as the sum of unrestricted cash and short and long-term investments, declines more than $10.0 million from the previous quarter or $30.0 million during the preceding twelve months. As of September 29, 2006, $3.4 million in letters of credit were outstanding.

Contractual Obligations and Commercial Commitments:   Our contractual obligations consist of facilities leases with noncancellable terms in excess of one year, principal and interest on our 7 ¼% redeemable convertible subordinated debentures, and a license and development agreement with a third party to develop new products. There were no significant changes to the obligations for facilities leases or our convertible subordinated debentures during the first six months of fiscal 2007. We paid the final amount due under the license and development agreement in October 2006 in the amount of $625,000.

In the normal course of business, we enter into contractual commitments to purchase materials and components from suppliers in exchange for favorable pricing or more beneficial terms. As of September 29, 2006, there were no such outstanding commitments.

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

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued FASB 157, Fair Value Measurements (SFAS 157), which clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not expect the provisions of SAB 108 to have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires companies to recognize the effect of a tax position in the financial statements if that position is more likely than not sustainable on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our fiscal year 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the effect of adopting FIN 48 on the Company’s financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There is no material change in the information reported under Part II, Item 7A of our 10-K for the fiscal year ended March 31, 2006 other than a 10% adverse change in the foreign currency rates affecting our foreign exchange contracts as of their September 29, 2006 levels would decrease the fair value of the contracts by approximately $650,000, as compared to a decrease of approximately $500,000 for the contracts as of March 31, 2006.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Section 13(a) or Section 15(d), management, under the supervision and with the participation of the chief executive officer (CEO) and chief financial officer (CFO), evaluated the effectiveness of our disclosure controls and procedures at the end of the period covered by this report as well as any changes in disclosure controls and procedures that occurred during the period covered by this report. Our management, including our CEO and CFO, has concluded that our disclosure controls and procedures are effective as of September 29, 2006.

No changes in our internal control over financial reporting occurred during the quarter ended September 29, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

Our business is subject to the risks and uncertainties described in our most recent annual report on Form 10-K, as updated below. There may be additional risks that have not yet been identified and risks that are not material now but could become material. Any one of these risks could hurt our business, results of operations or financial condition. The following risk factors update and replace the risk factors of the same headings in our prior reports.

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

•

the timing and level of certain expenses, such as joint venture and development arrangements, marketing activities, prototype costs, write-offs of obsolete inventory, restructure costs, or potential adjustments of the net realizable value of assets and leased facilities;

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

We face a potentially large restructure charge related to our former manufacturing facility, for which the net realizable value of assets and future lease-related commitments total approximately $20 million as of September 29, 2006. We are no longer using the facility for manufacturing but have been holding it for potential future uses while also exploring subleasing possibilities. Due to current local market conditions, we expect any sublease would be at a substantial discount to the master lease terms. In addition, a sublease would preclude our use of certain related assets, such as tenant improvements. As a result of these factors, if we are successful in subleasing the facility, we would likely record a loss on the net realizable value of assets and future lease commitments related to this facility. We expect that any charge related to the facility would be material to our financial statements and it could be as much as the full amount of the net realizable value of assets and future lease-related commitments, which total approximately $20 million as of September 29, 2006. The entire charge for the loss would be recorded in the quarter in which the transaction was consummated.

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

A substantial portion of the revenue generated from our government customers is based on our contract with the GSA, which is presently up for renewal. If the GSA does not renew the contract, many of our government sales will be more difficult and our revenue and results of operations may suffer.

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

We outsource all product manufacturing, including assembly and structural test, as well as functional test, systems integration, and order fulfillment functions to a single vendor, located in the eastern United States. Any difficulties or failures to perform by our contract manufacturer could cause delays in customer product shipments or otherwise negatively affect our results of operations. We may in the near term also transfer responsibility for inventory management and production planning to the same contract manufacturer, which will involve increased risks of carrying too much or too little inventory of either component parts or manufactured product. We have agreed to compensate our contract manufacturer in the event of termination or cancellation of orders, discontinuance of product, or excess material created by an engineering change. Also, should the contract manufacturer in some future period decide not to renew our contract with them, it would be difficult for us to quickly transfer our manufacturing requirements to another vendor, likely causing substantial delays in customer product shipments and affecting our revenue and results of operations. If we transition product manufacturing to a new vendor, the transition itself and the lack of experience and adjustments to working with the new vendor could cause delays in customer product shipments or otherwise negatively affect our results of operations.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities:

Issuer Purchases of Equity Securities during the quarter ended September 29, 2006: (in thousands, except shares and per share amounts)
Fiscal Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
July 1-July 28, 2006	—		—	—
July 29-August 25, 2006	13,525	(1)	$2.89	—
August 26– September 29, 2006	—		—	—
	13,525		$2.89	—	$ 6,319 (2)

(1)

In accordance with the provisions of the Company’s option plans, the Company repurchases shares surrendered for payment of tax withholding obligations upon vesting of restricted stock awards.

(2)

In April 2005, the Board of Directors approved and the Company publicly announced the repurchase of up to $10 million of the Company’s common stock. Repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The repurchase plan will continue for up to twenty-four months. No repurchases were made during the six months ended September 29, 2006.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 4, 2006, the Company held its Annual Meeting of Stockholders at the Company’s headquarters in Fremont, California. More than 92% of the 25,115,471 outstanding shares entitled to vote were properly represented by proxy at the meeting. The stockholders voted to re-elect David R. Laube as Class I director for a three-year term, with 22,812,913 shares voted in favor and 321,433 shares withheld.

ITEM 5.  OTHER INFORMATION

On October 17, 2006, the Company adopted an employee bonus plan providing for potential cash awards to officers and employees based on the financial performance of the Company in the second half of fiscal 2007. In order for any amounts to be payable under the plan, the Company must achieve certain targets for total revenue, net income, and ending cash balance. Of the potential bonus pool, a total of $140,000 may be awarded to officers of the Company, including executive officers. Such awards, if any, would be allocated at the discretion of the Compensation Committee of the Board of Directors, with recommendations provided by management.

ITEM 6.  EXHIBITS

(a) Exhibits

31.1	Rule 13a-14(a) Certification (CEO).
31.2	Rule 13a-14(a) Certification (CFO).
32.1	Section 1350 Certification (CEO).
32.2	Section 1350 Certification (CFO).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 7, 2006

NETWORK EQUIPMENT
TECHNOLOGIES, INC.

/s/ C. NICHOLAS KEATING, JR.
C. Nicholas Keating, Jr.
President and Chief Executive Officer

/s/ JOHN F. MCGRATH, JR.

John F. McGrath, Jr.
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)