Form 10-Q
period 2006-12-29
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2007-02-06
CIK 752431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

 ☒

Quarterly Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934
For the quarterly period ended December 29, 2006.

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
☐ Yes  ☒ No

The number of shares outstanding of the registrant's Common Stock, par value $.01, as of January 26, 2007 was 25,270,000.

NETWORK EQUIPMENT TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited — in thousands, except par value)

	December 29, 2006	March 31, 2006
Current assets:
Cash and cash equivalents	$7,195	$6,928
Short-term investments	77,707	79,293
Accounts receivable, net of allowances of $154 at December 29, 2006 and $136 at March 31, 2006	12,769	9,705
Inventories	8,779	12,229
Prepaid expenses and other assets	3,368	3,407
Total current assets	109,818	111,562
Property and equipment, net	17,065	20,749
Other assets	5,156	4,367
Total assets	$132,039	$136,678
Current liabilities:
Accounts payable	$5,883	$6,061
Accrued liabilities	12,198	13,092
Total current liabilities	18,081	19,153
Long-term liabilities:
7 ¼% redeemable convertible subordinated debentures	24,706	24,706
Other long-term liabilities	1,402	673
Total long-term liabilities	26,108	25,379
Stockholders’ equity:
Preferred stock ($0.01 par value; 5,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 50,000 shares authorized; 25,235 and 24,814 shares outstanding at December 29, 2006 and March 31, 2006)	252	248
Additional paid-in capital	201,196	199,733
Treasury stock	(7,193)	(7,081)
Accumulated other comprehensive income (loss)	438	(620)
Accumulated deficit	(106,843)	(100,134)
Total stockholders’ equity	87,850	92,146
Total liabilities and stockholders’ equity	$132,039	$136,678

See accompanying notes to condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited — in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 29, 2006	December 30, 2005	December 29, 2006	December 30, 2005
Revenue:
Product	$19,424	$13,687	$51,470	$46,539
Service and other	2,645	2,665	7,593	9,821
Total revenue	22,069	16,352	59,063	56,360
Costs of revenue:
Cost of product revenue	7,562	6,647	20,690	20,888
Cost of service and other revenue	2,429	2,484	7,223	8,824
Total cost of revenue	9,991	9,131	27,913	29,712
Gross margin	12,078	7,221	31,150	26,648
Operating expenses:
Sales and marketing	4,848	5,061	13,728	18,227
Research and development	5,044	5,563	15,747	17,334
General and administrative	3,286	3,053	9,555	8,040
Restructure and other costs (benefit)	(5)	(90)	(4)	1,825
Total operating expenses	13,173	13,587	39,026	45,426
Loss from operations	(1,095)	(6,366)	(7,876)	(18,778)
Interest income	967	674	2,634	1,942
Interest expense	(456)	(457)	(1,376)	(1,375)
Other expense, net	(16)	(69)	(86)	(11)
Loss before taxes	(600)	(6,218)	(6,704)	(18,222)
Income tax provision (benefit)	(1)	30	5	(1,151)
Net loss	$(599)	$(6,248)	$(6,709)	$(17,071)

Basic and diluted net loss per share	$(0.02)	$(0.25)	$(0.27)	$(0.69)

Basic and diluted common and common equivalent shares	24,978	24,630	24,886	24,674
Consolidated Statements of Comprehensive Loss:
Net loss	$(599)	$(6,248)	$(6,709)	$(17,071)
Other comprehensive income (loss):
Cumulative translation adjustments	235	38	645	(156)
Net unrealized gain on securities	13	84	413	365
Comprehensive loss	$(351)	$(6,126)	$(5,651)	$(16,862)

See accompanying notes to condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited — in thousands)

	Nine Months Ended
	December 29, 2006	December 30, 2005
Cash and cash equivalents at beginning of period	$6,928	$14,325
Cash flows from operating activities:
Net loss	(6,709)	(17,071)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,456	5,504
Stock-based compensation expense	852	104
Loss on disposition of property and equipment	103	79
Changes in assets and liabilities:
Accounts receivable	(3,064)	2,711
Inventories	3,609	837
Prepaid expenses and other assets	(85)	(1,085)
Accounts payable	(178)	(3,047)
Accrued liabilities	(165)	(2,556)
Net cash used in operating activities	(181)	(14,524)
Cash flows from investing activities:
Purchases of short-term investments	(48,390)	(32,843)
Proceeds from sales and maturities of short-term investments	50,389	41,982
Payment for license and development	(625)	(1,750)
Purchases of property and equipment	(1,831)	(1,255)
Decrease in restricted cash	—	292
Other	(243)	(20)
Net cash provided by (used in) investing activities	(700)	6,406
Cash flows from financing activities:
Issuance of common stock	615	1,999
Repurchase of common stock	(112)	(3,681)
Net cash provided by (used in) financing activities	503	(1,682)
Effect of exchange rate changes on cash	645	(98)
Net increase (decrease) in cash and cash equivalents	267	(9,898)
Cash and cash equivalents at end of period	$7,195	$4,427

Other cash flow information:
Cash paid during the period for:
Interest	$1,798	$1,797
Non-cash investing and financing activities:
Unrealized gain on available-for-sale securities	$413	$365

See accompanying notes to the condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements

Note 1.  Description of Business

Nature of Business:    Network Equipment Technologies, Inc. (the Company or N.E.T.) is a global provider of multi-service network exchange platforms. The Company’s multiservice wide area networking (WAN) products, comprising the Promina product line, use circuit-switched technology to provide an effective platform for developing reliable and secure networks. In response to the growth of next-generation networks using packet-switching technologies and the internet protocol (IP), the Company has added new platforms to its product offering, including the VX Series, an evolution of the SHOUT product line, for voice over IP telephony (VoIP), and the NX series, for high speed network exchanges. N.E.T. was founded in 1983.

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position as of December 29, 2006, the results of operations for the three and nine months ended December 29, 2006 and December 30, 2005, and cash flows for the nine months ended December 29, 2006 and December 30, 2005. These financial statements should be read in conjunction with the March 31, 2006 audited consolidated financial statements and notes thereto. The results of operations for the three and nine months ended December 29, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending March 30, 2007.

Reclassifications:    Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on net loss or stockholders’ equity for any period presented.

Revenue Recognition:    The Company recognizes product revenue when all four of the following criteria are met:

1)  the Company has a contract with its customer,
2)  the product has been shipped as required by the contract and risk of loss has passed to the customer,
3)  the price is fixed or determinable, and
4)  collection of payment is reasonably assured.

If the customer has a right of acceptance and the Company has not yet obtained acceptance, revenue is deferred until the terms of acceptance are satisfied. When product revenue is deferred, the Company also defers the associated cost of goods until the revenue is recognized. The Company recognizes service revenue upon completion of the service or, for ongoing services such as maintenance, ratably over the period of the contract. For sales arrangements that involve multiple elements to be delivered at different times, such as a sale of equipment together with post-contract support services, the Company assigns revenue to each element based on its fair value and recognizes revenue for each element as the criteria for recognition are met. Fair value for each element is determined by objective evidence, if available, such as the sales price charged when the same element is sold separately or otherwise by the residual method, whereby the value of delivered elements is determined by subtracting the fair value of the undelivered elements from the total value of the arrangement. If evidence of fair value of one or more undelivered elements does not exist, revenue on the entire arrangement is deferred and is recognized only upon delivery of those elements or when fair value has been established.

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

Recently Issued Accounting Standards:    In September 2006, the Financial Accounting Standards Board (FASB) issued FASB 157, Fair Value Measurements (SFAS 157), which clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within these fiscal years. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

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

Note 3.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs. Inventories consisted of the following:

(in thousands)	December 29, 2006	March 31, 2006
Purchased components	$3,980	$4,378
Work-in-process	4,222	6,166
Finished goods	577	1,685
	$8,779	$12,229

Note 4.  Loss Per Share

The following table sets forth the computation of the numerator and denominator used in the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	December 29, 2006	December 30, 2005	December 29, 2006	December 30, 2005
Numerator:
Net loss	$(599)	$(6,248)	$(6,709)	$(17,071)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	24,978	24,630	24,886	24,674
Net loss per share, basic and diluted	$(0.02)	$(0.25)	$(0.27)	$(0.69)

The denominator for basic net loss per share is the weighted average number of unrestricted common shares outstanding for the periods presented. In periods of net income, the denominator for diluted net income per share also includes potentially dilutive shares, which consist of shares issuable upon the exercise of dilutive stock options, shares subject to repurchase, and contingently issuable shares. In periods of net loss, these shares are excluded from the computations of diluted net loss per share as they are anti-dilutive and reduce the loss per share. Potentially dilutive shares totaled 468,000 and 176,000, respectively, for the three and nine months ended December 29, 2006, and 159,000 and 238,000, respectively, for the three and nine months ended December 30, 2005.

There are 784,000 shares of common stock issuable upon conversion of debentures. These shares and the related effect of the accrued interest on the debentures are excluded from the calculation of diluted loss per share for each period presented, as their inclusion would have been anti-dilutive.

Note 5.  Restructure and Other

The net restructure benefit of $5,000 and $4,000, respectively, for the three and nine months ended December 29, 2006 relates to reversal of accruals upon expiration of employee benefits which were accrued in prior restructurings. The net restructure benefit of $90,000 for the three months ended December 30, 2005 relates primarily to the reversal of accruals upon expiration of employee benefits which were accrued in prior restructurings and the benefit of subleasing the Company's Dallas, Texas office in December 2005. The net restructure costs of $1.8 million for the nine months ended December 30, 2005 consisted mainly of employee separation costs, including $1.1 million related to the severance agreement with the Company’s former chief executive officer. The remaining employee separation costs resulted from cost-cutting efforts across all functions.

The liability for restructuring was $646,000 at December 29, 2006, as shown in the table below. Components of accrued restructure costs and changes in accrued amounts related to these restructuring programs during fiscal 2007 are as follows:

(in thousands)	Employee Separation Costs & Other	Lease Write-offs & Office Closure Costs & Other	Total
Balance at March 31, 2006	$1,537	$170	$1,707
Provision	53	—	53
Benefit / adjustment	(59)	2	(57)
Payments	(962)	(95)	(1,057)
Balance at December 29, 2006	$569	$77	$646

The balance at March 31, 2006 includes $187,000 classified as other long term liabilities, of which $142,000 related to the fiscal 2006 severance agreement with the Company’s former chief executive officer, and $45,000 related to future payments for a terminated contract. Accrued liabilities associated with restructuring charges at December 29, 2006 are included in accrued liabilities in the condensed consolidated balance sheet, as the Company’s intent is to satisfy these liabilities within the next fiscal year.

Note 6.  License and Development Agreement

In October 2005, the Company entered into a license and development agreement with a third-party technology supplier. Under the agreement, the Company acquired a license to the supplier’s high-speed networking platform, and each party will perform development and other activities to bring new products to market. The Company has paid $3.0 million in license and development fees as of December 29, 2006, and has capitalized the costs in other assets in the accompanying consolidated balance sheets. Amortization of $75,000 has been recorded for the three and nine months ended December 29, 2006. No amortization was recorded in fiscal 2006. In addition, the Company will owe royalties on products it sells.

The Company’s President and CEO is a member of the board of directors of the third-party technology supplier. Beginning in fiscal 2007, the Company sold and purchased inventory components and pre-production units with the supplier, as well as selling production units to the supplier during the quarter ended December 29, 2006. Sales and purchases with the supplier were $552,000 and none, respectively, during the three months ended December 29, 2006, and $715,000 and $33,000, respectively, for the nine months ended December 29, 2006. At December 29, 2006, the Company owed the supplier $33,000 for such transactions and had a receivable due from the supplier of $560,000.

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

Components of the warranty accrual, which is included in accrued liabilities in the accompanying condensed consolidated balance sheets, were as follows:

	Nine Months Ended
(in thousands)	December 29, 2006	December 30, 2005
Balance at beginning of period	$84	$88
Charges to cost of goods sold	152	111
Charges to warranty accrual	(102)	(188)
Other adjustments (1)	(43)	73
Balance at end of period	$91	$84

(1)

Adjustments result from changes in warranty cost estimates related to labor costs to repair products and frequency of warranty claims.

Note 8.  Income Taxes

The Company has incurred tax losses in the current fiscal year-to-date period and prior fiscal years and, at March 31, 2006, had an estimated $118.6 million of federal net operating loss carryforwards and $35.4 million of state operating loss carryforwards available expiring in the years 2007 through 2026. Approximately $4.2 million of state operating loss carryforwards expire in 2007. Currently, the Company believes that it is more likely than not that the net deferred tax asset will not be realized and therefore has recorded a valuation allowance for the entire balance. In future years, these benefits are available to reduce or eliminate taxes on future taxable income. Current federal and state tax laws include provisions that could limit the annual use of the net operating loss carryforwards in the event of certain defined changes in stock ownership. Issuances of common and preferred stock could result in such a change. Accordingly, the annual use of the net operating loss carryforwards may be limited by these provisions, and this limitation may result in the loss of carryforward benefits to the extent the above-limit portion expires before it can be used. The Company has not yet determined the extent of the limitation, if any.

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

The benefit of $1,000 and provisions of $5,000 and $30,000 recorded for the three and nine months ended December 29, 2006 and three months ended December 30, 2005, respectively, relate to minimum taxes due, primarily in domestic jurisdictions. The benefit of $1.2 million recorded for the nine months ended December 30, 2005 relates primarily to the reversal of a reserve resulting from the final resolution of a tax matter in Germany. The Company continually evaluates the risks associated with tax returns that have not yet passed the statutory period for examination by tax authorities in various jurisdictions. When such periods are completed, estimated taxes previously provided may be adjusted, dependent upon the outcome of examinations, if any. Such benefits, related to the Company’s U.K. operations, were recorded in the first quarter of fiscal 2006 in the amount of $299,000.

Note 9.  Financing Arrangements

The Company entered into a Business Loan Agreement and Security Agreement (Receivables) with Bank of America in fiscal 2005. The agreement, which has been renewed through October 2007 at substantially the same terms, provides for a $7.0 million line of credit. The line is available both for cash advances and for standby letters of credit and bears interest at the bank’s prime rate for cash advances and at prime minus 1% for letters of credit (7.25% at December 29, 2006). The line is secured by the Company’s accounts receivable. The agreement requires immediate repayment of all amounts outstanding if the Company’s cash balance, defined as the sum of unrestricted cash and short and long term investments, declines more than $10.0 million during a quarter or $30.0 million during the preceding twelve months. As of December 29, 2006, $3.0 million in letters of credit were outstanding.

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

Restricted stock awards granted under the stock option plans are independent of option grants and are subject to restrictions. During the nine months ended December 29, 2006, the Company granted 285,600 shares of restricted stock, which included 2,500 shares granted to a non-employee. All shares of restricted stock granted in fiscal 2007 are subject to forfeiture if employment or services are terminated prior to the release of restrictions, which occurs on a ratable basis over two years from the date of grant. Until the restriction is released, the shares cannot be transferred. These shares have the same cash dividend and voting rights as other common stock and are considered as issued and outstanding. The cost of the awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse.

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

Effective the beginning of fiscal 2007, the Company adopted the fair value recognition provisions of SFAS 123R, requiring recognition of the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award rather than apply intrinsic value measurement provisions of APB 25. The Company elected to use the modified prospective transition method as permitted by SFAS 123R and therefore has not restated the financial results for prior periods. Under this transition method, stock-based compensation expense for the three and nine months ended December 29, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested, as of the beginning of fiscal 2007, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, as adjusted for estimated forfeitures. Stock-based compensation expense for all stock-based compensation awards granted during fiscal 2007 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under SFAS 123R, the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost for grants made under the ESPP. However, since the ESPP was indefinitely suspended in fiscal 2006, no significant compensation expense was recognized upon the adoption of SFAS 123R. The Company recognizes compensation expense for all share-based payment awards granted subsequent to March 31, 2006 on a straight-line basis over the respective requisite service period of the awards. Compensation expense for share-based payment awards granted on or prior to March 31, 2006 but not vested as of March 31, 2006, is recognized on an accelerated basis.

Stock Compensation Expense:    The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations as a result of adopting SFAS 123R:

(in thousands)	Three Months Ended	Nine Months Ended
	December 29, 2006	December 29, 2006
Cost of revenue	$31	$95
Sales and marketing	60	182
Research and development	67	210
General and administrative	148	365
	$306	$852

There was no significant stock-based compensation cost capitalized as part of inventory at December 29, 2006. As required by SFAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

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

Expected Volatility:   The Company’s computation of expected volatility for the period ended December 29, 2006 is based on historical volatility commensurate with the expected term of the options.

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

The fair value of the Company’s stock option awards granted to employees was estimated using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	December 29, 2006	December 30, 2005	December 29, 2006	December 30, 2005
Expected term, in years	6.08	3.05	6.08	2.37
Expected volatility	62.80%	31.72%	64.00%	39.20%
Risk-free interest rate	4.66%	4.38%	4.67%	4.04%
Expected dividends	—	—	—	—
Weighted average fair value	$3.41	$1.24	$2.70	$1.27

At December 29, 2006, the total compensation cost related to unvested stock-based awards not yet recognized, net of estimated forfeitures, was approximately $2.3 million. The weighted-average period during which the cost will be amortized, which will be adjusted for subsequent changes in estimated forfeitures, was approximately 1.3 years.

Stock Options & Awards Activity:    Activity in the Company’s option plans is summarized below:

Options:	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at March 31, 2006	6,248,062	$7.25
Granted	693,000	4.31
Exercised	(166,098)	3.71
Forfeited and expired	(904,927)	8.90
Outstanding at December 29, 2006	5,870,037	$6.75	6.08	$3,808
Vested and expected to vest at December 29, 2006	5,695,346	$6.81	5.98	$3,588
Exercisable at December 29, 2006	4,566,935	$7.40	5.18	$1,997

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at December 29, 2006, for options outstanding as of that date.

Restricted Stock Awards:	Shares	Weighted Average Grant Date Fair Value
Nonvested stock at March 31, 2006	—	$—
Granted	285,600	3.26
Vested	(69,687)	3.22
Forfeited and cancelled	(4,813)	3.22
Nonvested stock at December 29, 2006	211,100	$3.27

During the three and nine months ended December 29, 2006, 13,000 and 26,000 shares of restricted stock were delivered to the Company in payment of $72,000 and $112,000, respectively, of withholding tax obligations arising from the vesting of restricted stock awards. The withholding tax obligations were based upon the fair market value of the Company’s common stock on the vesting date.

Pro-forma Disclosures:    The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three and nine months ended December 30, 2005:

(in thousands, except per share amounts)	Three Months Ended	Nine Months Ended
	December 30, 2005	December 30, 2005
Net loss – as reported	$(6,248)	$(17,071)
Add: Stock based employee compensation included in reported net loss	—	115
Less: Stock-based compensation expense determined by the fair value method	(628)	(1,693)
Net loss – pro forma	$(6,876)	$(18,649)
Basic and diluted net loss per share – as reported	$(0.25)	$(0.69)
Basic and diluted net loss per share – pro forma	$(0.28)	$(0.76)

For purposes of this pro forma disclosure, the value of the options was estimated using the Black-Scholes option-pricing formula and a multiple option award approach and was amortized on an accelerated basis over the respective vesting periods of the awards, with forfeitures recognized as they occurred.

Note 11.  Capital Stock

Stock Repurchase Plan:    In April 2005, the Board of Directors approved the repurchase of up to an aggregate of $10 million of its common stock. The repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The repurchase program is expected to continue for up to twenty-four months, subject to changes by the Board of Directors. As of March 31, 2006, the Company had repurchased 737,000 shares at an average price of $5.00 per share. No shares were repurchased during the nine months ended December 29, 2006.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the condensed consolidated financial statements included in this Form 10-Q and Part II of our Form 10-K for the fiscal year ended March 31, 2006. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. A forward-looking statement may contain words such as “plans,” “hopes,” “believes,” “estimates,” “will,” “continue to,” “expect to,” “anticipate that,” “to be,” or “can affect.” Forward-looking statements are based upon management expectations, forecasts and assumptions that involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Many factors may cause actual results to vary including, but not limited to, the factors discussed in this Form 10-Q and our most recently filed Form 10-K. The Company expressly disclaims any obligation or undertaking to revise or publicly release any updates or revisions to any forward-looking statement contained in this Form 10-Q except as required by law. Investors should carefully review the risk factors described in this Form 10-Q and our most recently filed Form 10-K, along with other documents the Company files from time to time with the Securities and Exchange Commission (SEC).

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition:  We recognize product revenue when all four of the following criteria are met:

1)  we have a contract with our customer,
2)  the product has been shipped as required by the contract and risk of loss has passed to the customer,
3)  the price is fixed or determinable, and
4)  collection of payment is reasonably assured.

If the customer has a right of acceptance and we have not yet obtained acceptance, revenue is deferred until the terms of acceptance are satisfied. When product revenue is deferred, we also defer the associated cost of goods until the revenue is recognized. We recognize service revenue upon completion of the service or, for ongoing services such as maintenance, ratably over the period of the contract. For sales arrangements that involve multiple elements to be delivered at different times, such as a sale of equipment together with post-contract support services, we assign revenue to each element based on its fair value and recognize revenue for each element as the criteria for recognition are met. Fair value for each element is determined by objective evidence, if available, such as the sales price charged when the same element is sold separately, or otherwise by the residual method, whereby the value of delivered elements is determined by subtracting the fair value of the undelivered elements from the total value of the arrangement. If evidence of fair value of one or more undelivered elements does not exist, revenue on the entire arrangement is deferred and is recognized only upon delivery of those elements or when fair value has been established.

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

We have elected the modified prospective transition method as permitted by SFAS 123R and therefore have not restated the financial results for prior periods. Under this transition method, stock-based compensation expense for the three and nine months ended December 29, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested, as of the beginning of fiscal 2007, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, as adjusted for estimated forfeitures. We recognize compensation expense for all share-based payment awards granted subsequent to March 31, 2006 on a straight-line basis over the respective requisite service period of the awards. Compensation expense for share-based payment awards granted on or prior to March 31, 2006 but not vested as of March 31, 2006, is recognized on an accelerated basis.

Deferred Taxes:   We have an estimated $118.6 million of federal net operating loss carryforwards and $35.4 million of state operating loss carryforwards available expiring in the years 2007 through 2026. Approximately $4.2 million of state operating loss carryforwards expire in 2007. Currently, we believe that it is more likely than not that the net deferred tax asset will not be realized and therefore we have recorded a valuation allowance for the entire balance. In future years, these benefits are available to reduce or eliminate taxes on future taxable income. Current federal and state tax laws include provisions that could limit the annual use of our net operating loss carryforwards in the event of certain defined changes in stock ownership. Our issuances of common and preferred stock could result in such a change. Accordingly, the annual use of our net operating loss carryforwards may be limited by these provisions, and this limitation may result in the loss of carryforward benefits to the extent the above-limit portion expires before it can be used. We have not yet determined the extent of the limitation, if any.

Results of Operations

The following table sets forth selected data derived from our condensed consolidated statements of operations expressed as a percentage of revenue for the periods presented:

	Three Months Ended		Nine Months Ended
	December 29, 2006	December 30, 2005	December 29, 2006	December 30, 2005
Percent of revenue
Product	88.0%	83.7%	87.1%	82.6%
Service and other	12.0	16.3	12.9	17.4
Total revenue	100.0	100.0	100.0	100.0

Product gross margin	61.1	51.4	59.8	55.1
Service and other gross margin	8.2	6.8	4.9	10.2
Total gross margin	54.7	44.2	52.7	47.3

Sales and marketing	22.0	31.0	23.2	32.3
Research and development	22.9	34.0	26.7	30.8
General and administrative	14.9	18.7	16.2	14.3
Restructure and other costs (benefit)	—	(0.6)	—	3.2
Total operating expenses	59.7	83.1	66.1	80.6
Loss from operations	(5.0)	(38.9)	(13.3)	(33.3)

Interest income, net	2.3	1.3	2.1	1.0
Other income (expense), net	(0.1)	(0.4)	(0.1)	—
Loss before taxes	(2.7)	(38.0)	(11.4)	(32.3)
Income tax provision (benefit)	—	0.2	—	(2.0)
Net loss	(2.7)%	(38.2)%	(11.4)%	(30.3)%

Overview and Highlights

•

Total revenue at $22.1 million for our third quarter of fiscal 2007 increased 35% from the same quarter of fiscal 2006, representing a third consecutive quarter of growth. Product revenue was at its highest level in the most recent quarter as compared to the past six quarters as a result of increased business with the government sector, particularly of IP-based products.

•

Sales of the VX Series platform contributed approximately 20% to product revenue for both the three and nine months ended December 29, 2006. The VX Series, our universal voice exchange platform, leverages features of our former SHOUT product to provide a voice-over-IP (VoIP) enablement solution with advanced network control and security features. Recent enhancements to the secure voice features helped us achieve a number of significant sales of this product to various government agencies in the second and third quarters of fiscal 2007. In addition to secure voice applications for the government, the VX Series platform provides enterprise customers with telephony integration for unified communications and unified messaging.

•

Our sales to the government sector and Promina product sales continue to account for the majority of our revenue. Sales to the government increased after decreases during the latter half of fiscal 2006. Our sales to the government sector may continue to fluctuate quarter to quarter, as government customers balance their communications infrastructure needs as they move from narrowband, circuit-switched network products to high bandwidth systems based on IP. Their spending is dependent upon the size of budget allocations and, particularly in our fiscal third quarter, the timely passage of the annual federal budget. The table below shows sales to our government customers and sales of our Promina product:

	Three Months Ended		Nine Months Ended
(in thousands)	December 29, 2006	December 30, 2005	December 29, 2006	December 30, 2005
Revenue from government customers	$20,030	$ 13,948	$ 52,922	$ 49,054
% of total revenue	90.8%	85.3%	89.6%	87.0%
Promina product revenue	$ 13,367	$ 10,088	$ 35,883	$ 36,382
% of product revenue	68.8%	73.7%	69.7%	78.2%

•

We are progressing on our new product initiatives. Our NX Series network exchange products are targeted to high speed SAN to WAN communications and secure grid computing, as well as tactical military and disaster preparedness applications. During the third quarter of fiscal 2007, we introduced our NX5010 high-speed network exchange platform and shipped and recognized revenue on an initial order of multiple units. In the fourth quarter, we expect to release new versions for each of our main product lines, including a follow-on release of the NX5010.

•

Our net loss decreased from the prior quarters. We continue to focus on controlling costs and expenses throughout the organization. Total operating expenses decreased 3.0% in the three months ended December 29, 2006 from the comparable prior year period, and declined 14.1% for year-to-date fiscal 2007 from the comparable prior year period.

•

Our cash position remains strong. Total cash, which includes cash equivalents and short-term investments, was $84.9 million at December 29, 2006. This compares to $89.7 million at December 30, 2005.

Revenue

	Three Months Ended			Nine Months Ended
(in thousands)	December 29, 2006	December 30, 2005	Change	December 29, 2006	December 30, 2005	Change
Product	$19,424	$13,687	41.9%	$51,470	$46,539	10.6%
Service and other	2,645	2,665	(0.8)	7,593	9,821	(22.7)
Total revenue	$22,069	$16,352	35.0%	$59,063	$56,360	4.8%

Total revenue in the three and nine months ended December 29, 2006 was higher than the comparable prior-year periods mainly due to increased product revenue.

Product revenue in the three and nine months ended December 29, 2006 increased from the comparable prior year periods due mostly to growth in government sales. Total revenue from our government business increased 43.6% and 7.9%, respectively, in the three and nine months ended December 29, 2006 from the comparable prior year periods, reflecting increased demand for tactical and mobile applications. A single systems integrator in our government customer group accounted for approximately 20% of total revenue for the nine months ended December 29, 2006. The nine month period ended December 30, 2005 includes product revenue of $331,000 resulting from orders received during the additional week in that period. Sales to the government sector may continue to fluctuate quarter to quarter as the government balances its communications infrastructure needs and budget constraints. A substantial portion of the revenue generated from our government customers is based on our contract with the General Services Administration (GSA), which is currently subject to renewal. Assuming the contract is renewed by the GSA, we expect some of the discounts provided to the government to be higher than those in the current contract, which could have an adverse effect on the amount of future government revenue.

Service and other revenue was essentially unchanged in the three months ended December 29, 2006 as compared to the same period in the prior year but decreased 22.7% for the nine months ended December 29, 2006 compared to the same period in the prior year. Service and other revenue in the three months ended December 29, 2006 was positively affected by recognition of training revenue as a result of completing a delivery milestone on a major project. The decrease in service and other revenue for the nine month period is due to termination in the second quarter of fiscal 2006 of a customer service contract that accounted for annual revenue of approximately $2.8 million, as well as a general reduction in the number of service contracts as a result of a decline in the installed base of equipment held by non-government customers, coupled with the reliability of our Promina product.

Significant fluctuations in our revenue can occur as a result of factors affecting the timing of the recognition of revenue, including customer deployment schedules and the satisfaction of contractual acceptance provisions.

Gross Margin

	Three Months Ended		Nine Months Ended
	December 29, 2006	December 30, 2005	December 29, 2006	December 30, 2005
Product gross margin	61.1%	51.4%	59.8%	55.1%
Service and other gross margin	8.2	6.8	4.9	10.2
Total gross margin	54.7%	44.2%	52.7%	47.3%

The increase in total gross margin in the three and nine months ended December 29, 2006 as compared to the prior year periods is due primarily to higher product gross margin.

The increase in product gross margin in the three months ended December 29, 2006 is due to primarily to higher product margins and increased shipment volume. Product gross margin in the three months ended December 30, 2005 was adversely affected by the mix of products sold, which included a larger proportion of third-party products, which generate much lower margins. The increase in product gross margin in the nine months ended December 29, 2006 is due primarily to increased shipment volume and reduced production costs from fully outsourcing product manufacturing in September 2005. Until September 2005, we continued to perform a small portion of manufacturing activity at our Fremont facility, such that our production overhead included the costs of activities at two locations. The most significant of the additional manufacturing costs were fixed costs of the Fremont facility, which were approximately $544,000 during the nine months ended December 30, 2005. Since September 2005, all costs of this facility are included in general and administrative expense. The extra week in fiscal 2006 resulted in approximately $80,000 in additional fixed production overhead costs for the nine months ended December 30, 2005.

Product gross margin can be significantly affected by the mix of products sold, including the extent of third-party products sold. The introduction of new products, which typically have lower gross margins as a result of customary discounting for early customers and higher per-unit costs associated with low purchase volumes of components, can affect margins as we transition from our established Promina product to newer products. Product margins for the nine months ended December 29, 2006 were also positively affected by the recognition of deferred revenue of $1.5 million from the milestone achievement under our NATO contract, which had no associated product cost.

The increase in service and other gross margin in three months ended December 29, 2006, compared to the prior year comparative period, is due to completing a delivery milestone on a major project, which had no corresponding direct cost. The decrease in service and other gross margin in the nine months ended December 29, 2006, compared to the prior year comparative period, is due to a lower amount of service and other revenue spread over substantially the same cost structure in each period. The nine months ended December 30, 2005 also include additional costs of $45,000 as a result of the additional week in the period.

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

Operating Expenses

	Three Months Ended				Nine Months Ended
(in thousands)	December 29, 2006	December 30, 2005	Change		December 29, 2006	December 30, 2005	Change
Sales and marketing	$4,848	$5,061	(4.2	) %	$13,728	$18,227	(24.7	) %
Research and development	5,044	5,563	(9.3)		15,747	17,334	(9.2)
General and administrative	3,286	3,053	7.6		9,555	8,040	18.8
Restructure and other costs (benefit)	(5)	(90)	(94.4)		(4)	1,825	(100.2)
Total operating expenses	$13,173	$13,587	(3.0	) %	$39,026	$45,426	(14.1	) %

The decrease in total operating expenses in three and nine months ended December 29, 2006 is due primarily to cost-cutting efforts across all functions as a result of our efforts to realign the business with revenue levels, and the lower restructure costs as compared to the prior year.

We reduced non-production headcount to approximately 207 employees at December 29, 2006 from approximately 260 at December 30, 2005, a 20% reduction, which accounted for reductions in compensation and benefits costs across all functions totaling $648,000 and $5.1 million, respectively, for the three and nine months ended December 29, 2006. The costs of restructuring incurred in the nine month period of fiscal 2006 related primarily to severance costs, of which $1.1 million related to the severance agreement with the former CEO. Offsetting these reductions are charges for stock-based compensation of $275,000 and $757,000, respectively, for the three and nine months ended December 29, 2006 due to adopting the provisions of SFAS 123R during the first quarter of fiscal 2007.

We do not expect to achieve additional cost reductions by further reducing headcount.

Other items affecting the period-to-period comparability of operating expenses are:

•

We incurred additional costs of $735,000 in the nine months ended December 30, 2005 as a result of the additional week in the period.

•

We are recognizing accelerated depreciation of approximately $200,000 per quarter in fiscal 2007 on our ERP system as a result of our intent to replace it early in fiscal 2008.

The reduction in sales and marketing expenses is due primarily to reduced headcount and, for the nine months ending December 29, 2006, reduced expenses for travel and entertainment, trade shows, and marketing communications.

The reduction in research and development expenses is due primarily to reductions in headcount and depreciation and also to lower allocated business support expenses such as corporate information technology, partially offset by increased costs of contractors and consultants.

The increase in general and administrative expenses in the three months ending December 29, 2006 from the comparable prior-year period is due primarily to charges for stock-based compensation for employees. The increase in the nine month period, despite cost cutting, is a result of including in general and administrative expenses the costs of our former Fremont manufacturing facility. The facility is no longer being used for manufacturing, with the result that all costs of the facility have been classified as general and administrative since September 2005. Previously, most of these costs were recorded as cost of product revenue and expenses of functional areas other than general and administrative. The effect on the nine months ended December 29, 2006 of reporting the costs of the facility in general and administrative expenses as compared to only four months during the comparable prior year nine-month period was $1.4 million.

We are seeking to sublease this facility, which, if successful, would likely be at a substantial discount to the lease terms, based on current local market conditions. If we are able to execute a sublease, we will likely record a loss on a major portion of the net realizable value of assets and future lease commitments related to this facility. We expect that any charge related to the facility would be material to our financial statements. The amount of the net book value of assets and future lease-related commitments totals approximately $20 million as of December 29, 2006.

Non-Operating Items

	Three Months Ended			Nine Months Ended
(in thousands)	December 29, 2006	December 30, 2005	Change	December 29, 2006	December 30, 2005	Change
Interest income	$967	$674	43.5%	$2,634	$1,942	35.6%
Interest expense	(456)	(457)	0.0	(1,376)	(1,375)	0.0
Other expense, net	(16)	(69)	76.8%	(86)	(11)	(681.8	) %

Interest income increased in the three and nine months ended December 29, 2006 from the prior year comparative periods due to higher yields on our short-term investments. The increase occurred despite a decline in total cash to $84.9 million at December 29, 2006 compared to $89.7 million at December 30, 2005. Total cash at December 30, 2005 included $405,000 in long-term restricted cash, included in other assets, related to our facilities lease in Fremont, California and performance guarantees on customer contracts.

Interest expense in both periods consisted primarily of the interest on our 7 1/4% convertible subordinated debentures.

Other income (expense) was comprised of:

	Three Months Ended		Nine Months Ended
(in thousands)	December 29, 2006	December 30, 2005	December 29, 2006	December 30, 2005
Gain (loss) on foreign exchange	$(22)	(63)	(74)	30
Realized gain (loss) on investments	6	(4)	(5)	(30)
Other expense	—	(2)	(7)	(11)
	$(16)	(69)	(86)	(11)

Income Tax Provision (Benefit)

The benefit of $1,000 and provisions of $5,000 and $30,000 recorded for the three and nine months ended December 29, 2006 and three months ended December 30, 2005, respectively, relate to minimum taxes due, primarily in domestic jurisdictions. The benefit of $1.2 million recorded for the nine months ended December 30, 2005 relates primarily to the reversal of a reserve resulting from the final resolution of a tax matter in Germany. We continually evaluate the risks associated with tax returns that have not yet passed the statutory period for examination by tax authorities in various jurisdictions. When such periods are completed, estimated taxes previously provided may be adjusted, dependent upon the outcome of examinations, if any. We recorded a benefit for such an adjustment related to our U.K. operations in the first quarter of fiscal 2006 in the amount of $299,000.

Liquidity and Capital Resources

Typically, our primary sources of liquidity and capital resources are our cash balances, cash provided by operating activities, and committed credit lines:

Cash Balances:   As of December 29, 2006, we had cash balances of $84.9 million, including cash equivalents and short-term investments, as compared to $86.2 million as of March 31, 2006.

Net Cash Used in Operating Activities:   The improvement in net cash used in operating activities for the first nine months of fiscal 2007 compared to the prior year comparable period is the result of the reduced net loss and reductions in inventory, which were offset by increases in our accounts receivable. Days sales outstanding (DSO) improved to 53 days at December 29, 2006 as compared to 72 days at December 30, 2005. We typically expect our DSO to be between 60 and 70 days.

Non-cash adjustments to reconcile net loss to net cash used by operating activities for the first nine months of fiscal 2007 and fiscal 2006 primarily relate to depreciation and amortization of $5.5 million for both periods, and stock compensation expense of $852,000 and $104,000, respectively. Cash used in operating activities for the first nine months of both fiscal years includes approximately $1.6 million related to costs for our former manufacturing facility, which we are actively marketing for sublease in order to improve cash flow.

Net Cash Provided by (Used in) Investing Activities:   The decrease in net cash provided by investing activities in the first nine months of fiscal 2007 compared to the prior year period is due to proceeds from sales and maturities of short-term investments exceeding purchases of short-term investments by only $2.0 million in fiscal 2007 compared to $9.1 million in the first nine months of fiscal 2006.

Net Cash Provided by (Used in) Financing Activities:   Net cash provided by financing activities in the first nine months of fiscal 2007 was $503,000, resulting from $615,000 in sales of common stock under employee stock plans, reduced by $112,000 to repurchase restricted stock from employees for payment of withholding tax obligations arising from the vesting of restricted stock awards. Net cash used in financing activities in the first nine months of fiscal 2006 was primarily due to repurchases of common stock totaling $3.7 million during the period under our stock repurchase program, offset by $2.0 million from the issuance of common stock under employee stock plans. Future proceeds to us from the issuance of common stock under employee stock plans will be affected by fluctuations in our stock price.

Credit Lines:   We maintain a $7.0 million line of credit that is available both for cash advances and for standby letters of credit. It bears interest at the bank’s prime rate for cash advances and at prime minus 1% for letters of credit (7.25% at December 29, 2006). The line, which expires in October 2007, is secured by our accounts receivable. The agreement requires immediate repayment of all amounts outstanding if our cash balance, defined as the sum of unrestricted cash and short and long-term investments, declines more than $10.0 million from the previous quarter or $30.0 million during the preceding twelve months. As of December 29, 2006, $3.0 million in letters of credit were outstanding.

Contractual Obligations and Commercial Commitments:   Our contractual obligations consist of facilities leases with noncancellable terms in excess of one year and principal and interest on our 7 ¼% redeemable convertible subordinated debentures. There were no significant changes to these obligations during the first nine months of fiscal 2007.

In the normal course of business, we enter into contractual commitments to purchase materials and components from suppliers in exchange for favorable pricing or more beneficial terms. As of December 29, 2006, there were no such outstanding commitments.

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

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued FASB 157, Fair Value Measurements (SFAS 157), which clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within these fiscal years. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There is no material change in the information reported under Part II, Item 7A of our 10-K for the fiscal year ended March 31, 2006 other than a 10% adverse change in the foreign currency rates affecting our foreign exchange contracts as of their December 29, 2006 levels would decrease the fair value of the contracts by approximately $700,000, as compared to a decrease of approximately $500,000 for the contracts as of March 31, 2006.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Section 13(a) or Section 15(d), management, under the supervision and with the participation of the chief executive officer (CEO) and chief financial officer (CFO), evaluated the effectiveness of our disclosure controls and procedures at the end of the period covered by this report as well as any changes in disclosure controls and procedures that occurred during the period covered by this report. Our management, including our CEO and CFO, has concluded that our disclosure controls and procedures are effective as of December 29, 2006.

No changes in our internal control over financial reporting occurred during the quarter ended December 29, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

Our business is subject to the risks and uncertainties described in our most recent annual report on Form 10-K and subsequent reports on Form 10-Q, as updated below. There may be additional risks that have not yet been identified and risks that are not material now but could become material. Any one of these risks could hurt our business, results of operations or financial condition. The following risk factors update and replace the risk factors of the same headings in our prior reports.

A significant portion of our revenue is generated from sales to governmental agencies.

A significant portion of our total revenue from product sales comes from contracts with governmental agencies, most of which do not include long-term purchase commitments. Historically, the government has been slower to adopt new technology, such as packet-based technology, which has had the effect of extending the product life of our Promina product. While the government has purchased and is evaluating some of our new products for broader deployment, this new business may not develop quickly or be sufficient to offset future declines in sales of our Promina product. Furthermore, if the government accelerated adoption of new technology, and replaced the Promina product line in their networks with products other than ours, our product revenue would decline further. We anticipate that our past experience will result in future contracts with the government; however, we face significant competition in this endeavor. If we fail in developing new products and successfully selling them to our government customers, our revenue may not increase to profitable levels. The Federal Government has issued specific requirements for IP networking products to incorporate a technology referred to as “IPv6” and requires products destined for use in secure military applications be certified by the Joint Interoperability Test Command (JITC). If we are unable to complete development efforts necessary to support IPv6 within the timeframes required by the Federal Government or are unable to obtain JITC certifications as needed, our government sales, and hence our revenue and results of operation, may suffer.

A substantial portion of the revenue generated from our government customers is based on our contract with the GSA, which is presently up for renewal. In connection with the renewal, we must agree to new pricing and the government has requested additional contractual provisions, increasing the risk that we might be unable to renew our GSA contract on acceptable terms, if at all. If the GSA contract is renewed by the government, we expect some of the discounts provided to the government to be higher than those in the current contract. If the GSA contract is not renewed, many of our government sales will be more difficult and our revenue and results of operations may suffer.

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

We outsource all product manufacturing, including assembly and structural test, as well as functional test, systems integration, and order fulfillment functions to a single contract-manufacturing vendor, located in the eastern United States. The contract manufacturer is privately funded and has a limited history of operations. Businesses in the contract-manufacturing industry are often thinly-capitalized and financed largely by debt, increasing the possibility of financial difficulties. Any difficulties or failures to perform by the contract manufacturer could cause delays in customer product shipments or otherwise negatively affect our results of operations. We may in the near term also transfer responsibility for inventory management and production planning to the same contract manufacturer, which will involve increased risks of carrying too much or too little inventory of either component parts or manufactured product. We have agreed to compensate the contract manufacturer in the event of termination or cancellation of orders, discontinuance of product, or excess material created by an engineering change. Should the contract manufacturer in some future period decide not to renew our contract with them, or be unable to perform its contractual obligations to us, it would be difficult for us to quickly transfer our manufacturing requirements to another vendor, likely causing substantial delays in customer product shipments and affecting our revenue and results of operations. If we transition product manufacturing to a new vendor, the transition itself and the lack of experience and adjustments to working with the new vendor could cause delays in customer product shipments or otherwise negatively affect our results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities:

Issuer Purchases of Equity Securities during the quarter ended December 29, 2006: (in thousands, except shares and per share amounts)
Fiscal Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
September 30-October 27, 2006	—		—	—
October 28-November 24, 2006	12,572	(1)	$5.78	—
November 25– December 29, 2006	—		—	—
	12,572		$5.78	—	$ 6,319 (2)

(1)

In accordance with the provisions of the Company’s option plans, the Company repurchases shares surrendered for payment of tax withholding obligations upon vesting of restricted stock awards.

(2)

In April 2005, the Board of Directors approved and the Company publicly announced the repurchase of up to $10 million of the Company’s common stock. Repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The repurchase plan will expire in March 2007. No repurchases were made during the nine months ended December 29, 2006.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

(a) Exhibits

31.1	Rule 13a-14(a) Certification (CEO).
31.2	Rule 13a-14(a) Certification (CFO).
32.1	Section 1350 Certification (CEO).
32.2	Section 1350 Certification (CFO).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  February 6, 2007

NETWORK EQUIPMENT
TECHNOLOGIES, INC.

/s/ C. NICHOLAS KEATING, JR.
C. Nicholas Keating, Jr.
President and Chief Executive Officer

/s/ JOHN F. MCGRATH, JR.

John F. McGrath, Jr.
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)