Form 10-K
period 2007-03-30
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2007-05-25
CIK 752431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

 ☒

Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934
For the fiscal year ended March 30, 2007.

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
☐ Yes  ☒ No

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on September 29, 2006, which is the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $71,180,000.  Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's Common Stock, par value $.01, as of May 11, 2007 was 26,365,000.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about August 14, 2007 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

NETWORK EQUIPMENT TECHNOLOGIES, INC.

FORM 10-K

March 30, 2007

PART I

Forward-Looking Statements

Statements contained in this Form 10-K that are not historical facts are forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. A forward-looking statement may contain words such as “plans,” “hopes,” “believes,” “estimates,” “will,” “continue to,” “expect to,” “anticipate that,” “to be,” or “can affect.” Forward-looking statements are based upon management expectations, forecasts and assumptions that involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Many factors may cause actual results to vary including, but not limited to, the factors discussed in this Form 10-K. We expressly disclaim any obligation or undertaking to revise or publicly release any updates or revisions to any forward-looking statement contained in this Form 10-K except as required by law. Investors should carefully review the risk factors described in this Form 10-K along with other documents the Company files from time to time with the Securities and Exchange Commission (SEC).

ITEM 1.  BUSINESS

Overview

Network Equipment Technologies, Inc. (N.E.T.) founded in 1983, develops and sells voice and data telecommunications equipment for multi-service networks requiring high degrees of versatility, interoperability, security and performance. N.E.T. offers an array of products purpose-built for mixed-service, multi-protocol networks; bandwidth-sensitive site communications; high performance, security-sensitive transmissions; and converged communications. N.E.T. delivers solutions that enable seamless integration and migration of existing networks to secure internet protocol (IP)-based voice and data communications.

Our Promina product line, which is now purchased mostly by government customers, has continued to provide the majority of our revenue in recent years. We expect revenue from Promina products to decline as customers continue to move from narrowband, circuit-switched networking to IP-based communications. We believe, however, that we have growth opportunities in our new products that allow entities to migrate existing networks to IP, while ensuring interoperability and continuing to provide high levels of security and reliability.

N.E.T.’s new product lines include the VX Series and NX Series. The VX Series offers enterprise customers a voice-over-IP (VoIP) solution that interoperates with existing private branch exchange (PBX) and IP-PBX systems, and offers government customers an IP-based secure voice solution with high bandwidth efficiency and call performance. Our NX Series is comprised of two new platforms:  the NX1000, which is our next-generation multi-service wide area networking (WAN) switch in a compact form factor, and the NX5010 high-speed switch, providing data transfer at rates of ten gigabits per second (10Gbps). The NX5010 enables high-speed, secure interconnection and extension of geographically distributed grid computing clusters and storage area networks (SANs).

We have a worldwide customer base that includes both governmental entities and enterprise customers in North America, Europe, Latin America, the Middle East, and Asia. Our government customers include a variety of federal and international agencies and organizations, including civilian and defense agencies and resellers to such entities. We target enterprise customers in a variety of sectors such as financial services, manufacturing, transportation, and retail. Our global support and service organization, along with third-party service organizations, provides installation and other professional services, a variety of maintenance programs, technical assistance, and customer training.

Industry Background

Telecommunications networks have evolved rapidly over the past few decades. The 1980s saw a shift away from public networks and application-specific networks to integrated private networks. These early WANs were constructed around fully-dedicated circuits to achieve high reliability along with cost savings. During the early 1990s, with the increasing availability of high-bandwidth switched digital services such as Integrated Services Digital Network (ISDN) and frame relay, demand grew for enterprise network platforms to manage switched services in conjunction with enterprise networks. In response to expanding requirements for equipment to support multiple technologies, application types, and services on a single communications platform, multiservice platforms were developed.

To take advantage of the increased bandwidth enabled by high-capacity connections such as optical fiber, new technologies were developed including Asynchronous Transfer Mode (ATM) and IP. Rapid expansion in use of the internet for commercial and consumer purposes, and the growth of data services as an increasing portion of telecommunications traffic, resulted in tremendous demand for broadband solutions using cell or packet switching as contrasted with narrowband circuit-switched approaches. Packet-switched networks have historically been built mainly for carrying non real-time data, and circuit-switched networks continue to offer certain advantages for networks requiring the most secure and reliably deterministic communications. Although demand has been declining for a number of years, there is still currently a small market for circuit-switched products, particularly in environments with low bandwidth requirements.

With the advent of VoIP technologies, traditionally separate voice and data environments have begun to converge. VoIP allows for the transmission of voice along with other data over packet-routed networks, and provides an alternative to traditional circuit-switched telephone networks. As a result of the potential cost savings and added features of VoIP, consumers, enterprises, telecommunication service providers and others are increasingly adopting VoIP for their voice communications. This growth has been aided by technological advances that have recently improved the quality and reliability of VoIP connections to rival that of traditional telephone circuit service, including security features, and by innovations that allow VoIP connections to include services not available on traditional voice-only networks. VoIP transmissions, by virtue of the data flow over open packet-routed networks, are inherently not secure unless encryption or other security enhancements are applied to the transmission.

The increasing use of VoIP transmissions over different types of networks, such as fixed-line, cellular, and short-distance wireless, creates an opportunity to use a single protocol for these transmissions, allowing for a convergence of fixed and mobile communications. As an example of this fixed-mobile convergence (FMC), enterprises can enable subscribers to roam and handover calls between cellular networks and public and private wireless networks using dual-mode mobile handsets. With the proliferation of communications equipment and devices such as Private Branch Exchanges (PBXs), mobile phones, and desktop-PC clients, along with a multitude of communications tools such as e-mail, voicemail, calendaring, internet messaging (IM), and video conferencing, enterprises are facing significant challenges to enable their workforces to efficiently manage their communications. To address this complexity, Microsoft has announced its Unified Communications (UC) strategy, which is aimed at integrating these various forms of communication. Microsoft has integrated its market-share leading Exchange Server product into its next-generation UC products.

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

Business Strategy

Our strategy is to provide customers with intelligent, multi-service network and voice exchange platforms for the secure, high-speed transport of voice, video, and data traffic that are designed to:

•

Facilitate network evolution and interoperability

•

Support a broad array of access technologies

•

Reduce risks associated with introducing new network technologies into users’ operations

•

Extend the viability of legacy systems.

The following are key elements of our strategy:

Leverage our incumbent position in the government market. N.E.T. was a pioneer of the concept of multi-service networking and has been delivering these mission-critical capabilities for more than twenty years. The installed base and revenue contribution from our narrowband Promina product line, sold primarily to government entities in recent years, are declining, but Promina continues to generate the majority of our revenue today. We intend to leverage our installed customer base, particularly the government, for future sales of our new broadband and IP telephony platforms, enabling the transition to IP while supporting legacy traffic and applications.

Design and develop industry leading voice and data telecommunications equipment. We consider technological and product leadership to be critical to our future success. We have broad experience with mixed-service and multi-protocol networks, enabling us to develop solutions for a wide range of applications. We have extensively refined the features and technologies of our more mature products over their long product lifetimes. We strive to leverage this technological background to develop new products and additional functionality for existing products to meet our customers’ escalating requirements, specifically for IP conversion and secure voice applications.

Leverage relationships with key partners. In addition to direct sales to enterprise customers, we continually seek to establish relationships with resellers, distributors, original equipment manufacturers (OEMs), and other vendors. We enter agreements with technology suppliers to supplement our internal development efforts. We also seek relationships with systems integrators, software solutions providers, and large incumbent vendors globally that can facilitate our entry and success in global enterprise networks and major government projects.

Align with Microsoft-driven unified communications strategy. Microsoft has been a customer of N.E.T.’s for several years. This relationship has enabled us to align our product development and resources to support Microsoft’s unified communications strategy and, as a result, we are well positioned to partner with other Microsoft solution providers. Through strategic alliances with these well-respected systems integrators and resellers, we are establishing channels for N.E.T.’s products into the enterprise market.

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

Products

Promina – Narrowband Multiservice Access

Our Promina family of multi-service access platforms integrates voice, data, image and video traffic across a single network infrastructure. The Promina platform, tailored to circuit-switched networks, provides mission-critical support for a wide variety of communications applications and traffic types, including ATM, frame relay, IP, and ISDN signaling. Promina products offer a broad range of user-side interfaces, enabling standards-based connection of communications equipment, whether located at a service provider’s switching facility or at an enterprise or government customer’s premises.

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

The Promina product family includes a range of systems for various node sizes, with various processor, application, and interface modules. We offer a broadband aggregation for Promina customers with the Promina Broadband Shelf, providing government customers with a broad range of ATM and IP technology. Our Promina networks are monitored and controlled by netMS, an integrated network management solution. In addition, we also market an IP trunk interface for Promina, enabling direct IP connections to the Promina platform. In fiscal 2007, 2006, and 2005, our Promina products, including the Promina Broadband Shelf, accounted for 76.0%, 86.8%, and 90.4% of product revenue, respectively.

VX Series – Voice Exchange

The VX Series voice exchange platform enables integrated, secure VoIP communications with enhanced mobility and advanced voice compression technology. The next evolution of our SHOUT product line, the VX Series is a fully-integrated multi-service voice switch, which can be deployed in distributed networks to reduce and consolidate PBX infrastructure. The VX Series extends advanced call system features from centralized data centers to remote locations. With its remote survivability features, the VX Series provides continuous, local call service and intelligent trunk routing in the event of network connectivity failures. It can also be integrated into existing mission critical networks or deployed as the primary solution in green field applications.

The VX Series supports a variety of voice capabilities for government and enterprise customers. The system’s advanced protocol translation, along with industry standard interfaces, provides exceptional compatibility or interoperability with existing vendors and networks.

To address needs of the U.S. Federal Government, the VX Series provides an IP-based secure voice solution with high bandwidth efficiency and call performance. A high bandwidth utilization rate is particularly important in expensive, limited bandwidth situations such as satellite links. The VX Series also enables the use of secure telephone unit (STU) phones on IP networks. N.E.T.'s VX switches provide end-to-end, tactical-to-fixed site connectivity. Key features that enable high-quality secure voice calls include data compression, forward error correction, echo cancellation and jitter correction – all critical factors when operating in tactical, high-latency or unpredictable network environments. For tactical deployment, the VX Series is available in form factors small enough to fit into a backpack.

The VX Series design is closely aligned with Microsoft’s UC strategy. The VX Series enables unified communications on legacy PBXs and provides support for unified messaging. Leveraging our VoIP deployment at Microsoft and integration with other Microsoft products, N.E.T. is providing new applications for this platform, including robust remote survivability features and fixed mobile convergence (FMC) utilizing voice over WiFi (VoWiFi).

Our VX Series consists of the VX2500, VX900, VX900T, VX400, and the VX1200, which was under development at March 30, 2007. The VX2500 platform supports one to 32 T1/E1 connections or up to 960 simultaneous voice calls, all in a five-inch high chassis that can be easily configured for a variety of services. This platform reduces space requirements by eliminating multiple stand-alone devices and complex integration efforts. The smaller VX900 supports one to eight T1/E1 connections or 240 simultaneous voice calls, with support for STU phones. The VX900 chassis is one rack unit (1RU) high and the ruggedized VX900T is approximately half the size. The VX400 is the first deployment of our VX Series on DTECH LABS’ second generation mobile VoIP hardware platform. Targeted at the tactical government, military and first-responder markets, the VX400 offers the functionality already available in our VX900, but is designed to support 1-4 tactical secure call users, plus data, over an IP-based satellite network infrastructure. The VX1200, which began shipping in the first quarter of 2008, contains features at a cost point intended to satisfy the requirements of the enterprise UC market.

In fiscal 2007, 2006, and 2005, our VX Series and predecessor products accounted for 20.0%, 8.0%, and 3.8% of product revenue, respectively.

NX Series – Network Exchange

The NX Series network exchange products are high-performance networking platforms that provide high-grade data transfer between SANs and WANs and secure grid computing.

The NX5000 Series, our high speed network exchange platform:

Responding to increasing demand for secure, high speed, multi-service networking and LAN/SAN virtualization, N.E.T. partnered with Bay MicroSystems to develop an agile, high-speed exchange platform. This new platform, the NX5000 Series, has speeds of 10Gbps and is scaleable up to 160Gbps. The first product in our NX5000 Series, the NX5010 platform, is a next-generation, high speed multi-service aggregation and switching platform for mission-critical communications. This platform enables customers with geographically distributed computing and storage resources to connect as if they were co-located within the same LAN or data center and makes it possible to collapse into a single integrated system the multiple switches currently required to perform SAN to WAN communications. The NX5010 significantly improves our customers’ ability to transfer large amounts of data throughout disparate networks on a single switch. Initially targeted at government and financial customers, the NX5010 also addresses our customers’ increasing need for secure, high speed, versatile networking. It is scalable and compact, with a very small foot print only two rack units (2RU) high. The NX5010 has been tested in field trials that utilized InfiniBand, IP, Ethernet, ATM, and multiprotocol label switching (MPLS) protocols.

In fiscal 2007, the first year the NX Series products were made commercially available, sales accounted for less than 10% of total revenue.

The NX1000 Series, our IP-Enable Multi-Service Platform:

The recently released NX1000, an extension of our Promina product line, provides a flexible, cost-effective Internet Protocol (IP) aggregation solution that facilitates migration of legacy traffic to IP. It is fully interoperable with the existing Promina product line, delivering an all-new architecture and built-in capability to converge legacy applications onto an IP-based network while also providing four times the bandwidth of similarly sized Promina models. The NX1000 adds multi-service aggregation capabilities to the NX Series’ product line-up and is housed in a rugged, compact and lightweight chassis and fits well into tactical and first-responder applications as well as supporting applications for high speed serial or legacy migration to IP, IP-based satellite transport, and tactical to fixed-site connectivity. The NX1000 also offers higher speed data interfaces, diskless data storage, and an optional rubidium atomic clock module to provide a high level of accuracy and synchronization for bit synchronous applications over IP.

Customers and Markets

N.E.T. operates in one segment: the design, development, manufacture and sale of networking technology platforms used for mission-critical communications solutions and associated services used by government organizations, enterprises, and carriers worldwide. N.E.T. pioneered multi-service networking and has been delivering this capability for over 20 years. Our focus is on information and communication-intensive organizations and these customers may be local, national, or global in their operations. We identify our markets as two primary groups: government and enterprises. Government customers include but are not limited to U.S. defense and intelligence agencies, civilian agencies such as the Federal Aviation Administration and the Federal Emergency Management Agency, and international organizations such as NATO and foreign defense ministries, as well as resellers to such entities. We target enterprise customers in a variety of sectors such as financial services, manufacturing, transportation, and retail. In recent fiscal years, commercial sales of our Promina-based solutions have mostly been in emerging markets, such as Eastern Europe, China, and Latin America.

Sales to the government sector represented 91.1%, 86.1%, and 86.6% of N.E.T.’s revenue in fiscal 2007, 2006, and 2005, respectively. N.E.T. does business with the government both as a direct contractor and as a subcontractor. A substantial portion of the revenue generated from our government customers is based on our contract with the General Services Administration (GSA), as well as through direct contracts such as with the Department of Defense (DoD) and NATO. Some of these contracts may also be used by other government agencies. N.E.T.’s current GSA contract has been extended through June 27, 2007 while it is up for renewal for a multi-year period, pending agreement on new pricing and other terms.

In fiscal 2007, EDO Corporation and General Dynamics (both government systems integrators) accounted for 21.6% and 13.2% of our revenue, respectively. In fiscal 2006, NATO accounted for 10.7% of our revenue, and in fiscal 2005, NATO and General Dynamics accounted for 13.5% and 11.0%, respectively, of our revenue. Excluding aggregate orders from a variety of government agencies, no other single customer accounted for more than ten percent of N.E.T.’s revenue in fiscal 2007, 2006, or 2005.

Our commercial revenue from international customers accounted for 6.8%, 9.3%, and 8.5% of total revenue for fiscal years 2007, 2006, and 2005, respectively. Going forward, we believe our revenue growth in the enterprise markets will largely be driven by the acceptance of Microsoft’s UC initiative. As an incumbent supplier into Microsoft’s internal voice network, we are working closely with Microsoft and its key partners as they introduce new enterprise-focused unified communications and unified messaging products, of which our VX platform is a key enabler. To date, this revenue has not been significant, as we are currently in the process of initial product trials.

Competition

The market for telecommunications equipment is highly competitive and dynamic, has been characterized by rapid changes to and the convergence of technologies, and has seen a worldwide migration from existing circuit technology to packet-based IP technologies. We compete directly, both internationally and domestically, with many different companies, some of which are large established suppliers of end-to-end solutions such as Alcatel-Lucent, Avaya, Cisco Systems, Juniper Networks, Nortel Networks, and Siemens AG. In addition to some of these large suppliers, a number of other smaller companies are targeting the same markets as we do. Particularly, in the unified communications market, Audiocodes Limited and Dialogic Corporation provide competitive solutions and are also partners with Microsoft. We believe our long operating history and strong balance sheet give us some of the advantages of larger businesses, while our small size and relatively narrow focus give us some of the advantages of smaller companies. Our larger competitors, however, have greater financial, marketing and technical resources than we do and offer a wider range of networking products than we offer and can often provide customers a complete network solution. They often can compete favorably on price because their sales volume and broad product lines can allow them to make discounted sales while maintaining acceptable overall profit margins. Conversely, our smaller competitors may have more ability than we do to focus their resources on a particular product development unencumbered by the requirements to support an existing product line, allowing greater flexibility in their market strategies.

Sales

We sell our products and services through both direct and indirect sales channels worldwide, including large government systems integrators. We support the sales force effort with systems engineers who provide customers with pre-sale and post-sale technical assistance which allows N.E.T. to gain more in-depth knowledge of customers’ network requirements. Our business is generally not seasonal, though we have been affected by delays in adoption of government entity budgets and spending patterns of the Federal Government at its September fiscal year end.

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

We sell to the U.S. Federal Government primarily through N.E.T.’s wholly owned subsidiary, N.E.T. Federal, Inc. (N.E.T. Federal), which sells products directly, through systems integrators, through collaborative government contracting, and by contracting agencies at their convenience or at annual intervals. N.E.T. Federal supports sales to the Federal Government’s defense, intelligence, and civilian sectors and to international government organizations.

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

Customer Service

The markets, customers and complex challenges of the networking industry described above require support, service and other assistance in the development, operation and expansion of a customer network. We provide a wide range of global service and support options to customers and resellers of N.E.T. products. Service offerings include product installation and other professional services, a choice of different hardware and software maintenance programs designed to meet the varying needs of our customers, parts repair, remote and on-site technical assistance, and customer training. In addition, N.E.T. provides web-based customer support services through our Electronic Support Center. Services available over the web include first-line troubleshooting information for N.E.T. products; technical information, such as trouble shooting guides and frequently asked questions; and a web-based interface to N.E.T.’s Technical Assistance Center (TAC) through an online case management system.

TAC, which is staffed by engineers trained in networking products, is set up to assist customers remotely over the telephone. TAC engineers have the ability to replicate customer problems and test proposed solutions prior to implementation. Maintenance support from TAC, whether provided over the web or over the telephone, is fee-based under either an annual fee contract or on a time-and-materials basis.

Through a contractual arrangement with CACI International Inc. (CACI), CACI has certain rights to provide maintenance and other services to our Federal customers. Beginning in the fourth quarter of 2007, our relationship with CACI was revised and expanded. Under the new arrangement, both companies will sell services for N.E.T. products, and each company will be responsible for various aspects of service delivery. Revenue from maintenance and training services will be shared between both companies, with the percentage to be determined based upon revenue levels. Our products are also serviced and supported by authorized entities around the globe.

Customer training on N.E.T. products is provided to both end-users and resellers worldwide. We provide training both at N.E.T. facilities and at customer and reseller sites. Our training services can be customized to meet the special requirements of our customers. Customers are charged per person per class for N.E.T. training. We also offer a portfolio of computer-based training sessions for our products, which are licensed on an individual or site basis.

In fiscal 2007, 2006, and 2005, service and support revenue accounted for 13.4%, 18.7%, and 15.3%, respectively, of N.E.T.’s revenue.

Manufacturing

Since the second half of fiscal 2006, we have outsourced all product manufacturing, including assembly and structural test. Previously, we performed the functional test, systems integration, and order fulfillment functions in-house at our Fremont, California facility. We maintain a level of control over parts procurement, design, documentation and selection of approved suppliers. We remain liable for any termination or cancellation of orders, discontinuance of product, or excess material created by an engineering change. We have not incurred significant charges as a result of these factors.

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

The majority of the manufacturing is currently performed by a contract-manufacturing vendor that is privately funded and has a limited history of operations. We are currently transitioning the manufacturing to a more-established vendor. Final assembly of our products will be done in the new vendor’s Boise, Idaho facility, and we intend to utilize the vendor’s rapid prototyping facility in Fremont, California.

We are focused on continually enhancing the quality of products and services delivered to customers worldwide. This includes improving the quality of supplied components, subassemblies and internal processes. As part of this continuing process, N.E.T. is ISO 9001:2002 certified.

Research and Development

We believe that our long-term success depends on our ability to maintain product and technology leadership. The networking equipment industry is characterized by rapid technological change, evolving industry standards, frequent new product introductions, enhancements to products currently in the market and constantly changing customer requirements. To compete effectively, N.E.T. must be able to bring new products to market in a timely and cost-effective manner and provide existing customers an attractive migration path to our newer products. Along with making continued investments in our internal research and development, we also enter into development agreements with other technology suppliers and may make strategic acquisitions to obtain needed technology and resources.

We continually monitor relevant markets and our customers’ businesses and technology developments in order to develop products that proactively address customer needs. The majority of our research and development activity is focused on packet-based technologies, particularly VoIP and high-speed networking. While most product development activity is undertaken by N.E.T. employees, we enter into license and technology agreements to accelerate development of new products or expand the scope of development efforts, as well as outsource some of our product development activities.

In fiscal 2007, 2006, and 2005, N.E.T.’s research and development expenditures were $21.4 million, $23.2 million, and $26.1 million, respectively.

Employees

As of March 30, 2007, we had 238 full-time employees. None of our employees are represented by a labor union. We consider our employee relations to be good.

Geographic Information

See Note 14 to our consolidated financial statements.

Intellectual Property

We believe that the development of our intellectual property portfolio is central to our success and ability to compete effectively. We devote considerable resources to invent and develop new technologies and then to protect these technologies from unauthorized use. We have a program to seek protection of our proprietary technology under various protection frameworks such as patent, trade secret, trademarks and copyright protection. We seek protection in the United States and in select foreign countries where we believe filing for such protection is appropriate. We believe that ownership of patents, trade secrets, trademarks and copyrights is central to our ability to defend ourselves against intellectual property infringement allegations. We also seek to protect our inventions, trade secrets and other confidential information by non-disclosure policies. All of our employees and contractors sign confidentiality and invention disclosure agreements. Any person outside N.E.T. receiving N.E.T. confidential information either signs a non-disclosure agreement prior to receiving proprietary technology information, is a licensee of N.E.T., or is bound by a professional duty of confidentiality.

Over the past twenty years, a number of patents have been issued to N.E.T. in the United States, Europe and Japan. These include some very early basic ATM inventions that conform to ATM Forum standards. We have a highly focused effort to identify and patent our proprietary VX Series technology and technology related to the migration of our narrowband Promina multiservice access platform to broadband services. In fiscal 2007, we were granted four U.S. patents, and now hold a total of 39 U.S. patents. These patents will expire between December 2007 and November 2025. We expect to continue filing patent applications and enter into license agreements as our development process for newer products moves forward. We have not historically pursued claims against other companies based on possible infringements of our patent portfolio, but we believe that our investment in intellectual property protection can offer defenses to claims against us and may provide an additional source of future revenue.

For each of our product lines, we license some of our technology from third parties. Some of these licenses contain limitations on distribution of the licensed technology, are limited in duration, or provide for expiration upon certain events such as a change in control of the company. Our NX5010 product was developed in partnership with Bay Microsystems (“Bay”) and includes key components manufactured under license from Bay, for which we paid a license acquisition fee of $3 million and also pay a royalty on units sold. For follow-on platforms to the NX5010, we may again engage Bay, which would require payment of an additional license acquisition fee and a royalty on units sold.

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

For each of the last several fiscal years, we have incurred net losses. Although we have reduced operating expenses over the past several years, we will need revenue to grow in order to achieve profitability. Our circuit-switched product line, Promina, currently provides the majority of our revenue, but revenue from that product line has declined in recent years. Our newer IP-based products have not yet achieved market acceptance or broad commercial sales, and we are incurring substantial product development and marketing expenses for those and other product lines. Accordingly, we will not likely be profitable unless our newer product lines achieve commercial success that outpaces the anticipated decline of our Promina product line. In addition, we must contain our operating expenses, many of which are fixed in the short term making it difficult to reduce expenses rapidly in response to shortfalls in revenue.

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

•

the timing and level of certain expenses, such as joint venture and development arrangements, marketing activities, prototype costs, write-offs of obsolete inventory, or adjustments to accounting estimates made in previous periods;

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

We recorded restructure costs of $10.1 million in fiscal 2007 related to vacating our former manufacturing facility. In determining this charge, we made various assumptions regarding our ability to sublease this facility, the amount of sublease income, and expense reimbursement. In the event we are not able to sublease this property, or amounts received from a subtenant are below our estimated amounts, we will incur additional restructure costs, which would adversely affect our results of operations.

Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not necessarily a good indication of our future performance. Any shortfall in revenue may adversely affect our business, results of operations, and financial condition. Investors should not rely on our results or growth for one quarter as any indication of our future performance.

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

A significant portion of our total revenue from product sales comes from contracts with governmental agencies, most of which do not include long-term purchase commitments. Historically, the government has been slower to adopt new technology, such as packet-based technology, which has had the effect of extending the product life of our Promina product. While the government has purchased and is evaluating some of our new products for broader deployment, this new business may not develop quickly or be sufficient to offset future declines in sales of our Promina product. Furthermore, if the government accelerated adoption of new technology, and replaced the Promina product line in their networks with products other than ours, our product revenue would decline further. We anticipate that our past experience will result in future contracts with the government; however, we face significant competition in this endeavor. If we fail in developing new products and successfully selling them to our government customers, our revenue may not increase to profitable levels. The Federal Government has issued specific requirements for IP networking products to incorporate a technology referred to as “IPv6” and requires products destined for use in military applications be certified by the Joint Interoperability Test Command (JITC). If we are unable to complete development efforts necessary to support IPv6 within the timeframes required by the Federal Government or are unable to obtain JITC certifications as needed, our government sales, and hence our revenue and results of operation, may suffer.

A substantial portion of the revenue generated from our government customers is based on our contract with the GSA, which is presently up for renewal. In connection with the renewal, we must agree to new pricing and the government has requested additional contractual provisions, increasing the risk that we might be unable to renew our GSA contract on acceptable terms, if at all. If the GSA contract is renewed by the government, we expect some of the discounts provided to the government to be higher than those in the current contract. If the GSA contract is not renewed, many of our government sales will be more difficult and our revenue and results of operations may suffer. As part of the renewal process for our contract with the GSA, the government performed a limited post-award review of sales activity in the period 2001 to 2005. The review identified a number of possible discrepancies regarding our compliance with the GSA contract and resulted in the Company making a payment to the government of $795,000, as well as implementing changes to its compliance practices. Any compliance discrepancies subsequent to the review period would result in additional liability to the GSA.

Through an agreement resulting from the sale of our Federal Services Business to CACI, CACI and the Company share responsibility for maintenance and other services to our Federal Government customers. If for any reason our mutual customers are unsatisfied with the services, it could adversely affect sales of our products and services.

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

Regulations and other factors, some of which are beyond our control, affect our ability to sell into international markets.

We conduct sales and customer support operations in countries outside of the United States and depend on non-US operations of our subsidiaries and distribution partners. As a general rule, international sales tend to have risks that are difficult to foresee and plan for, including political and economic stability, regulatory changes, currency exchange rates, changes in tax rates and structures, and collection of accounts receivable. Further, our international markets are served primarily by non-exclusive resellers who themselves may be severely affected by economic or market changes within a particular country or region. For sales within the European Union, our products must comply with the Restriction on Hazardous Substances Directive (RoHS) and Waste from Electrical and Electronic Equipment (WEEE) requirements, any failure of which could result in fines, product seizures, or injunctions against sale. Some of our products include features that make them subject to U.S. export restrictions.

The market for our products is highly competitive and many of our competitors have greater resources than we do.

The market for networking equipment is highly competitive and dynamic, has been characterized by rapid technological changes and shifting customer requirements, and has seen a worldwide migration from existing circuit technology to the new packet-based technologies. We compete directly, both internationally and domestically, with many different companies, some of which are large, established suppliers of end-to-end solutions, such as Alcatel-Lucent, Avaya, Cisco Systems, Juniper Networks, Nortel Networks and Siemens AG. In addition to some of these large suppliers, a number of other smaller companies are targeting the same markets as we are. Particularly, in the unified communications market, Audiocodes Limited and Dialogic Corporation provide competitive solutions and are also partners with Microsoft.

Our larger competitors have significantly greater financial, marketing and technical resources than we have and offer a wider range of networking products than we offer and can often provide a complete network solution. They are often able to devote greater resources to the development, marketing and sale of their products and to use their equity or significant cash reserves to acquire other companies with technology and/or products that compete directly with ours. They often can compete favorably on price because their sales volume and broad product lines can allow them to make discounted sales while maintaining acceptable overall profit margins. The smaller companies have more ability than we do to focus their resources on a particular product development unencumbered by the requirements to support an existing product line. As a result of the flexibility of their market strategies, our competitors may be able to obtain strategic advantages that may adversely affect our business, financial condition or results of operations.

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

If we are unable to attract, recruit and retain key personnel, then we may not be able to successfully manage our business.

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

We single-source our manufacturing processes and are transitioning between vendors; a failure or delay by our contract-manufacturing vendors could affect our ability to ship our products timely.

We outsource all product manufacturing, including assembly and structural test, as well as functional test, systems integration, and order fulfillment functions, though we generally remain liable for inventory of components and finished material. The majority of our manufacturing is currently performed by a contract-manufacturing vendor that is privately funded and has a limited history of operations. Businesses in the contract-manufacturing industry are often thinly-capitalized and financed largely by debt, increasing the possibility of financial difficulties. In the event that our current vendor encounters a downturn in business and is unable to fund its business through ongoing operations, current financing vehicles, or additional funding, the vendor will likely be unable to fulfill our manufacturing needs. Any such failure by the current vendor could cause substantial delays in our product shipments to customers and adversely affect our revenue and results of operations.

We are currently transitioning our contract manufacturing to a more established vendor. We expect the transition to continue throughout calendar 2007. The transition will involve extra manufacturing costs and requires that manufacturing equipment and inventory be moved between the vendors as well as the transfer of knowledge specific to the manufacture of our products. The lack of the new vendor’s experience with our products and adjustments to working with the new vendor could cause delays in customer product shipments or problems with product quality. Any other difficulties or failures to perform by either contract manufacturer could also cause delays in customer product shipments or otherwise negatively affect our results of operations. We intend in the future to also transfer responsibility for inventory management and production planning to the contract manufacturer, which could increase the risks of carrying too much or too little inventory of either component parts or manufactured product. We have agreed to compensate our contract manufacturers in the event of termination or cancellation of orders, discontinuance of product, or excess material created by an engineering change. Also, should the new contract manufacturer in some future period decide not to renew our contract with them, or should we experience any failure to perform or other difficulties with the contract manufacturer, it would be difficult for us to quickly transfer our manufacturing requirements to another vendor, likely causing substantial delays in customer product shipments and adversely affecting our revenue and results of operations.

Our intellectual property rights may not be adequate to protect our business.

Our future success depends in part upon our proprietary technology. Although we attempt to establish and maintain rights in proprietary technology and products through patents, copyrights, and trade secrets laws, we cannot predict whether such protection will be adequate, or whether our competitors can develop similar technology independently without violating our proprietary rights. As competition in the communications equipment industry increases and the functionality of the products in this industry further overlap, we believe that companies in the communications equipment industry may become increasingly subject to infringement claims. We have received and may continue to receive notice from third parties, including some of our competitors, claiming that we are infringing their patents or their other proprietary rights. To settle such claims, we may enter into licensing arrangements requiring us to pay a royalty to the third party. We cannot predict whether we will prevail in any litigation over third-party claims, or that we will be able to license any valid and infringed patents on commercially reasonable terms. Any of these claims, whether with or without merit, could result in costly litigation, divert our management’s time, attention and resources, delay our product shipments or require us to enter into royalty or licensing agreements. In addition, a third party may not be willing to enter into a royalty or licensing agreement on acceptable terms, if at all. If a claim of product infringement against us is successful and we fail to obtain a license or develop or license non-infringing technology, we may be unable to market the affected product.

Although we have a number of patent applications pending, we cannot guarantee that any will result in the issuance of a patent. Even if issued, the patent may later be found to be invalid or may be infringed without our knowledge. Our issued patents might not be enforceable against competitive products in every jurisdiction and it is difficult to monitor unauthorized use of our proprietary technology by others. Regardless of our efforts to protect our intellectual property, the rapidly changing technologies in the networking industry make our future success primarily a function of the skill, expertise and management abilities of our employees. Nonetheless, others may assert property rights to technologies that are relevant to our currently marketed products or our products under development. If our protected proprietary rights are challenged, invalidated or circumvented, it could have a material adverse effect on our competitive position and sales of our products. Conversely, if other parties are infringing our patents, we may pursue claims against them in order to yield value attributable to our technology. Such claims could involve costly litigation, could divert our management’s time and resources, and could result in counterclaims challenging rights to other technology used by us.

We rely on technologies licensed from third parties.

For each of our product lines, we license some of our technology from third parties. Some of these licenses contain limitations on distribution of the licensed technology, are limited in duration, or provide for expiration upon certain events, such as a change in control of the company. If the relevant licensing agreement expires or is terminated without our being able to renew that license on commercially reasonable terms, or if we cannot obtain a license for our products or enhancements on our existing products we may be unable to market the affected products. For many of these technologies, we rely on the third-party providers to update and maintain the technology, fixing errors and adding new features. If the third-party providers do not adequately update and maintain these technologies, whether due to changes in their product direction, their own financial difficulties, or other reasons, we would need to seek alternative means to fulfill the ongoing requirements for our products that incorporate the third-party technology. If we are unable to find alternative means of fulfilling the ongoing requirements, we may be unable to market the affected products. For example, our NX5010 product was developed in partnership with Bay Microsystems (“Bay”) and includes key components manufactured under license from Bay, for which we paid a license acquisition fee of $3 million and also pay a royalty on units sold. For follow-on platforms to the NX5010, we may again engage Bay, which would require payment of an additional license acquisition fee and a royalty on units sold.

We have also begun to outsource some of our product development activities, which carries inherent risks such as reduced ability to control the timing and quality of the work product, uncertain continuity and availability of skills and knowledge, difficulties of managing and integrating the third-party development, and potential disputes over intellectual property. To the extent we use parties located in overseas jurisdictions, the intellectual property provided to or developed by the third party may, depending on the laws of the jurisdiction, be subject to weaker or significantly different intellectual property protection. In using third parties for product development, we must share with them and will receive from them various intellectual property, which increases the risk of misuse of our intellectual property, as well as the risk that the resulting product might contain items that infringe the intellectual property rights of others.

We face risks associated with changes in regulations and tariffs, including regulation of the Internet.

Changes in domestic and international telecommunications equipment requirements could affect the sales of our products. In the United States, our products must comply with various FCC requirements and regulations. In countries outside of the United States, our products must sometimes meet various requirements of local telecommunications authorities. Changes in tariffs or failure by us to obtain timely approval of products could impact our ability to market the affected product.

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

Changes in other laws and regulations, or changes in their interpretation or enforcement thereof, such as confidentiality requirements under the federal privacy laws, California’s state wage and hour laws, or employment regulations in foreign jurisdictions, impose additional costs and potential liabilities on the Company.

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

Although historically we have focused on internal product development and growth, we may pursue acquisition prospects that would complement our existing business or enhance our technological capabilities. An acquisition may result in dilution to the holdings of our stockholders through the issuance of additional shares of common stock or other securities as consideration in a transaction. Such dilution could also occur through the sale of common stock or other securities to raise cash for use as consideration in a transaction. Market perception of a transaction could have a negative effect on the trading price of our common stock. Any acquisition by us could result in large and immediate write-offs, the incurrence of debt and contingent liabilities, or amortization expenses related to amortizable intangible assets, any of which could negatively affect our results of operations. Furthermore, acquisitions involve numerous risks and uncertainties, including difficulties in the assimilation of products, operations, personnel and technologies; diversion of management’s attention from other business concerns; disruptions to our operations; risks of entering markets in which we have no or limited prior experience; and potential loss of key employees.

Any material weakness or significant deficiency identified in our internal controls could have an adverse effect on our business.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their internal control structure and procedures over financial reporting. In addition, our independent accountants must report annually on management's evaluation as well as evaluate our internal control structure and procedures. Due to the ongoing evaluation and testing of our internal controls, there could be significant deficiencies or material weaknesses that would be required to be reported in the future. In addition, the evaluation process and any required remediation, if applicable, may increase our accounting, legal and other costs, and may divert management resources from other business objectives and concerns. Further, we intend to replace our “enterprise resource planning” software, which is part of our control environment, and which we use to process sales, prepare our financial reports, and perform other critical business processes, during fiscal 2008. Any failure to implement the new system in a timely and fully functional manner could have a material adverse effect on our business, results of operation, and stock price.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

N.E.T. is headquartered in Fremont, California. In December 2001, we entered into a ten-year lease for two buildings totaling 185,790 square feet for our headquarters and research and development personnel as well as to house our manufacturing operations. During fiscal 2006, we outsourced all manufacturing operations previously performed in one of the buildings and ceased use of the building at the end of fiscal 2007, incurring a restructure charge of $10.1 million. N.E.T. and our subsidiaries also lease sales and service offices at other locations in the United States, the United Kingdom, France, and Japan.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders during the quarter ended March 30, 2007.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

See Notes 9, 10, and 11 to the consolidated financial statements. At May 11, 2007, there were approximately 430 registered stockholders of record of N.E.T.

(c) Issuer Purchases of Equity Securities:

Issuer Purchases of Equity Securities during the quarter ended March 30, 2007: (in thousands, except shares and per share amounts)
Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
December 30, 2006-January 26, 2007	—	—	—
January 27-February 23, 2007	14,450	$9.25	—
February 24-March 30, 2007	—	—	—
	14,450	$9.25	—

All shares purchased during the quarter ended March 30, 2007, were acquired in connection with awards previously made under the Company’s stock-based compensation plans. In accordance with the provisions of the plans, the Company repurchases shares surrendered for payment of tax withholding obligations upon vesting of restricted stock awards. No shares were purchased during the quarter ended March 30, 2007 under the stock repurchase plan approved in fiscal 2006 which expired on March 30, 2007. Upon expiration, $6.3 million allocated to the repurchase program was not utilized.

Market Price

N.E.T.’s common stock is traded on the New York Stock Exchange under the symbol “NWK.” The following table sets forth, for the quarterly periods indicated, the high and low sale prices of our common stock:

Fiscal 2007	Low	High
First quarter	$2.70	$4.18
Second quarter	$2.89	$4.19
Third quarter	$4.13	$6.16
Fourth quarter	$5.79	$9.81

Fiscal 2006	Low	High
First quarter	$4.94	$7.10
Second quarter	$4.45	$5.57
Third quarter	$4.17	$5.18
Fourth quarter	$3.74	$4.54

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

Stock Performance Graph

The graph depicted below shows N.E.T.’s stock price as an index assuming $100 invested over the five year period beginning on March 31, 2002, along with the composite prices of companies listed in the S&P 500 Index and NASDAQ Telecommunications Index. All values assume reinvestment of the full amount of all dividends.

			Cumulative Total Return
	March 29, 2002	March 28, 2003	March 26, 2004	March 25, 2005	March 31, 2006	March 30, 2007
Network Equipment Technologies, Inc.	100.00	116.89	225.05	137.86	77.09	188.35
S & P 500 Index	100.00	75.26	96.57	102.09	112.85	123.83
NASDAQ Telecommunications Index	100.00	69.93	103.56	103.55	129.95	136.67

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

(in thousands, except per share amounts)

Fiscal year ended	2007	2006	2005	2004	2003
Total revenue	$84,094	$69,768	$114,218	$127,036	$122,100
Net loss	$(16,194)	$(27,235)	$(6,432)	$(559)	$(18,448)
Basic and diluted net loss per share	$(0.65)	$(1.10)	$(0.26)	$(0.02)	$(0.82)
7 ¼% convertible subordinated debentures	$24,706	$24,706	$24,706	$24,706	$24,706
Total assets	$134,019	$136,678	$168,476	$172,084	$164,818

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-K. Statements contained in this discussion that are not historical facts are forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. A forward-looking statement may contain words such as “plans,” “hopes,” “believes,” “estimates,” “will,” “continue to,” “expect to,” “anticipate that,” “to be,” or “can affect.” Forward-looking statements are based upon management expectations, forecasts and assumptions that involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Many factors may cause actual results to vary including, but not limited to, the factors identified in this discussion. The Company expressly disclaims any obligation or undertaking to revise or publicly release any updates or revisions to any forward-looking statement contained in this discussion except as required by law. Investors should carefully review the risk factors described in this document along with other documents the Company files from time to time with the Securities and Exchange Commission (SEC).

Critical Accounting Policy Judgments and Estimates

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

If the customer has a right of acceptance and we have not yet obtained acceptance, revenue is deferred until the terms of acceptance are satisfied. When product revenue is deferred, we also defer the associated cost of goods until the revenue is recognized. We recognize service revenue upon completion of the service or, for ongoing services such as maintenance, ratably over the period of the contract. For sales arrangements that involve multiple elements to be delivered at different times, such as a sale of equipment together with post-contract support services, we assign revenue to each element based on its fair value and recognize revenue for each element as the criteria for recognition are met. Fair value for each element is determined by vendor-specific objective evidence, if available, such as the sales price charged when the same element is sold separately, or otherwise by the residual method, whereby the value of delivered elements is determined by subtracting the fair value of the undelivered elements from the total value of the arrangement. If vendor-specific objective evidence of fair value of one or more undelivered elements does not exist, revenue on the entire arrangement is deferred and is recognized only upon delivery of those elements or when fair value has been established.

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

Inventory Provisions:   Inventory purchases and commitments are based upon future demand forecasts. If there is a significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to make adjustments to write down our inventory to the lower of cost or market, and our gross margin could be adversely affected. At March 30, 2007, inventory reserves were 21.5% of total inventory. Although demand has increased for our products in fiscal 2007, we announced in early April 2007 that we will be transitioning to a new contract manufacturer, which will result in higher inventory during the transition period and the possible risk of higher obsolescence in the event that inventory is not sold during fiscal 2008. Due to the decline in demand for our products in fiscal 2006, we increased our inventory reserves for potential excess inventory to 24.3% of gross manufacturing inventory at March 31, 2006 from 22.5% at March 25, 2005.

Warranty Accruals:   We provide a warranty for hardware product and software generally for twelve months. The software warranty entitles the customer to bug fixes but not software upgrades during the warranty period. We accrue warranty expense based on historical expense trends calculated as a percentage of new product sales. Actual expenses are charged against the accrual in the period they are incurred. On a quarterly basis, the warranty accrual is analyzed for adequacy based on actual trends and subsequent adjustments are made to the liability balance. If actual return rates or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of sales may be required. Historically, all warranty obligations have been determined with reasonable estimates.

Vacated Facilities:   In March 2007, we ceased use of one of our two Fremont, California facilities. We will not use the property for the remaining term of the lease, which ends in December 2011, and the building is currently being marketed for sublease. As a result, in the fourth quarter of fiscal 2007, we took a charge of $10.1 million for the estimated future net costs of this unused facility. In determining the amount of this charge, we made certain estimates, including future sublease rents to be received, future rent increases to be paid to our current landlord, allocation of original construction costs, and future operating costs. This liability will be adjusted over the remaining term of the lease, as our estimates change or actual costs are incurred and sublease revenues received.

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

We have elected the modified prospective transition method as permitted by SFAS 123R and therefore have not restated the financial results for prior periods. Under this transition method, stock-based compensation expense for fiscal 2007 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested, as of the beginning of the year, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, as adjusted for estimated forfeitures. We recognize compensation expense for all share-based payment awards granted subsequent to fiscal 2006 on a straight-line basis over the respective requisite service period of the awards. Compensation expense for share-based payment awards granted on or prior to March 31, 2006 but not vested as of March 31, 2006, is recognized on an accelerated basis.

Deferred Taxes:   We have an estimated $126.1 million of federal net operating loss carryforwards and $36.2 million of state operating loss carryforwards available expiring in the years 2013 through 2027. Currently, we believe that it is more likely than not that the net deferred tax asset will not be realized and therefore we have recorded a valuation allowance for the entire balance. In future years, these benefits are available to reduce or eliminate taxes on future taxable income. Current federal and state tax laws include provisions that could limit the annual use of our net operating loss carryforwards in the event of certain defined changes in stock ownership. Our issuances of common and preferred stock could result in such a change. Accordingly, the annual use of our net operating loss carryforwards may be limited by these provisions, and this limitation may result in the loss of carryforward benefits to the extent the above-limit portion expires before it can be used. We have not yet determined the extent of the limitation, if any.

Results of Operations

The following table sets forth selected data derived from our consolidated statements of operations expressed as a percentage of revenue for the periods presented:

	Year Ended
Percent of revenue	March 30, 2007		March 31, 2006	March 25, 2005
Product	86.6%		81.3%	84.7%
Service and other	13.4		18.7	15.3
Total revenue	100.0		100.0	100.0

Product gross margin	60.4		53.6	59.8
Service and other gross margin	9.1		10.7	7.4
Total gross margin	53.5		45.5	51.8

Sales and marketing	22.2		33.7	24.1
Research and development	25.5		33.3	22.8
General and administrative	15.6		16.1	9.0
Restructure and other costs	12.1		4.2	3.5
Total operating expenses	75.4		87.3	59.5
Loss from operations	(21.9)		(41.8)	(7.7)

Interest income	4.3		3.8	1.6
Interest expense	(2.2)		(2.7)	(1.7)
Gain on sale of Federal Services Business	—		—	1.3
Other income (expense), net	(0.1)		—	(0.1)
Loss before taxes	(19.9)		(40.7)	(6.6)
Income tax benefit	(0.6)		(1.7)	(1.0)
Net loss	(19.3	) %	(39.0)%	(5.6)%

Overview and Highlights

•

Total revenue at $84.1 million for fiscal 2007 increased 20.5% from fiscal 2006, with four consecutive quarters’ growth, due to growth in product revenue. Product revenue was at its highest level in the most recent quarter as compared to the past eight quarters as a result of increased business from the government sector, particularly of IP-based products.

•

Sales of the new VX Series platform contributed approximately 20% to product revenue in fiscal 2007. The VX Series, our voice exchange platform, leverages features of our former SHOUT product to provide a voice-over-IP (VoIP) enablement solution with advanced network control and security features. Recent enhancements to the secure voice features helped us achieve a number of significant sales to various government agencies in fiscal 2007. In addition to secure voice applications for the government, the VX Series platform provides enterprise customers with telephony integration for unified communications and unified messaging.

•

Our sales to the government sector and Promina product sales continue to account for the majority of our revenue. Sales to the government increased in fiscal 2007 after decreases during the latter half of fiscal 2006. Our sales to the government sector may continue to fluctuate quarter to quarter, as government customers balance their communications infrastructure needs as they move from narrowband, circuit-switched network products to high bandwidth systems based on IP. Spending by government customers is dependent upon the size of budget allocations and, particularly in our fiscal third quarter, the timely passage of the annual federal budget. The table below shows sales to our government customers and sales of our Promina product:

(in thousands)	Year Ended			Year Ended
	March 30, 2007	March 31, 2006	FY07 vs FY06	March 25, 2005	FY06 vs FY05
Revenue from government customers	$76,571	$60,105	27.4%	$98,857	(39.2)%
% of total revenue	91.1%	86.1%		86.6%

Promina product revenue	$51,522	$44,088	16.9%	$78,549	(43.9)%
% of product revenue	70.8%	77.7%		81.2%

•

We are progressing on our new product initiatives. Our NX Series network exchange products are targeted to high speed SAN to WAN communications and secure grid computing, as well as tactical military and disaster preparedness applications. During the third quarter of fiscal 2007, we began shipping our NX5010 high-speed network exchange platform. Our NX1000 Series multi-service WAN switch was released for general availability in early fiscal 2008.

•

Our cash position remains strong. Total cash, which includes cash equivalents and short-term investments, increased to $90.1 million at March 30, 2007. This compares to $86.2 million at March 31, 2006.

•

Additional week in fiscal 2006. The Company’s fiscal year consists of four 13-week quarters, ending on Friday. Every five to seven years, there is an additional week in a fiscal year and a quarter within that year.  In the second quarter of fiscal 2006, the company had a 14-week quarter, resulting in an additional week in that year. The effect of this extra week was additional product revenue of $331,000, additional cost of product sales of $80,000, additional cost of service revenues of $45,000, and additional operating expenses of $735,000. There was no significant additional service revenue as a result of the additional week.

Revenue

(in thousands)	Year Ended			Year Ended
	March 30, 2007	March 31, 2006	FY07 vs FY06	March 25, 2005	FY06 vs FY05
Product	$72,813	$56,712	28.4%	$96,726	(41.4)%
Service and other	11,281	13,056	(13.6)	17,492	(25.4)
Total revenue	$84,094	$69,768	20.5%	$114,218	(38.9)%

Total revenue in fiscal 2007 was higher than fiscal 2006 due to increased product revenue.

Product revenue in fiscal 2007 increased from fiscal 2006 due to growth in government sales. Total revenue from our government business increased $16.5 million or 27.4% in fiscal 2007 as compared to fiscal 2006, after a $38.8 million or 39.2% decline in fiscal 2006 from fiscal 2005. The increase in revenue from our government business in fiscal 2007 is due to increased demand by government customers for tactical and mobile applications, including an increase of $11.9 million in revenue from sales of our VX and NX5010 products. Sales to the government declined in fiscal 2006 from fiscal 2005 due mainly to a decline in Promina revenue as the networking equipment market continued to move to IP-based communications, and the number of operational systems deployed in government programs that use our Promina systems declined.

Sales to the government sector may continue to fluctuate as the government balances its communications infrastructure needs and budget constraints. A substantial portion of the revenue generated from our government customers is based on our contract with the General Services Administration (GSA). Our current GSA contract has been extended through June 27, 2007 while it is up for renewal for a multi-year period, pending agreement on new pricing and other terms. Assuming the contract is renewed by the GSA, we expect some of the discounts provided to the government to be higher than those in the current contract, which could have an adverse effect on the amount of future government revenue.

During the latter part of fiscal 2006, we announced our voice exchange platform, the VX Series, which leverages features of our former SHOUT product. Our most recently available new product line, the NX Series network exchange platform, is initially targeted for high-speed SAN to WAN communications and secure grid computing, as well as tactical military and disaster preparedness applications. The first NX Series product, the NX5010, began shipping in the second half of fiscal 2007. Combined product revenue from our VX Series, including the predecessor SHOUT product, and NX Series products was $16.5 million, $4.5 million, and $3.6 million for fiscal years 2007, 2006, and 2005, respectively.

Service and other revenue decreased in fiscal 2007 from 2006 and in fiscal 2006 from 2005. The decrease in service and other revenue is primarily due to a decline in the installed base of equipment held by non-government customers as well as the cancellation in the second quarter of 2006 of a customer service contract that accounted for annual revenue of approximately $2.8 million.

Through a contractual arrangement with CACI International Inc. (CACI), CACI has certain rights to provide maintenance and other services to our Federal customers. During the fourth quarter of 2007, our relationship with CACI was expanded. Under the new arrangement, both N.E.T. and CACI will sell services for N.E.T.’s product lines, and each company will be responsible for various aspects of service delivery. Revenue from maintenance and training services will be shared between both companies, with the percentage determined based upon revenue levels. In the fourth quarter of fiscal 2007, this arrangement resulted in $415,000 of additional revenue.

Significant fluctuations in our revenue can occur as a result of factors affecting the timing of the recognition of revenue, including customer deployment schedules and the satisfaction of contractual acceptance provisions.

Gross Margin

	Year Ended
	March 30, 2007	March 31, 2006	March 25, 2005
Product gross margin	60.4%	53.6%	59.8%
Service and other gross margin	9.1	10.7	7.4
Total gross margin	53.5%	45.5%	51.8%

Total gross margin increased in fiscal 2007 from fiscal 2006 and fiscal 2005 due to higher product gross margin.

The increase in product gross margin in fiscal 2007 is due primarily to recognition of deferred revenue of $2.7 million upon achieving a milestone under our NATO contract with no associated product cost, increased shipment volume, and reduced production costs from fully outsourcing product manufacturing in September 2005. Until September 2005, we continued to perform a small portion of manufacturing activity at our Fremont facility, such that our production overhead included the costs of activities at two locations. The most significant of the additional manufacturing costs were fixed costs of the Fremont facility, which were approximately $544,000 from April 2005 through August 2005. Since September 2005, all costs of this facility are included in general and administrative expense.

The decrease in product gross margin in fiscal 2006 from fiscal 2005 is due to lower product revenue on relatively fixed production overhead costs and the affect of an accrual for a restitution payment to the GSA, and additional fixed production overhead costs from the extra week in fiscal 2006.

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

The decrease in service and other gross margin in fiscal 2007 compared to fiscal 2006 is due to a lower amount of service and other revenue spread over substantially the same cost structure in each period. The increase in service and other gross margin in fiscal 2006 compared to fiscal 2005 is due to decreased costs of our service operations as we aligned our cost structure with current service requirements. The reductions in costs from realigning our service operations in fiscal 2006 were offset by $45,000 in additional costs as a result of the additional week in fiscal 2006.

Service and other gross margin is affected primarily by the number of customers on maintenance contracts, our contractual relationships with service partners, and the mix of services provided. Until the Company expanded its relationship with CACI in the fourth quarter of fiscal 2007, our government customers primarily received service from CACI. CACI received a majority of the revenue even where we had the contractual relationship with the customer, which adversely affected our service margin. Service gross margin will typically vary over time due to changes in the mix of services, whether fixed-cost or time and materials based, for example, and the timing of service contract initiations and renewals.

Operating Expenses

(in thousands)	Year Ended				Year Ended
	March 30, 2007	March 31, 2006	FY 07 vs FY06		March 25, 2005	FY 06 vs FY05
Sales and marketing	$18,699	$23,493	(20.4	) %	$27,530	(14.7)%
Research and development	21,432	23,235	(7.8)		26,053	(10.8)
General and administrative	13,129	11,265	16.5		10,283	9.5
Restructure and other costs	10,183	2,921	248.6		4,047	(27.8)
Total operating expenses	$63,443	$60,914	4.2%		$67,913	(10.3)%

Total operating expenses increased in fiscal 2007 from fiscal 2006 due primarily to recording a $10.2 million charge for restructuring in the fourth quarter of fiscal 2007 and $1.1 million related to expensing of stock compensation, beginning in the first quarter of fiscal 2007. These increases were partially offset by a decline in spending for sales and marketing as well as research and development. Total operating expenses decreased in fiscal 2006 from fiscal 2005 due primarily to cost-cutting efforts across all functions as a result of our efforts to realign the business with revenue levels, and lower restructure costs as compared to fiscal 2005.

The primary changes in operating expenses in fiscal 2007 versus fiscal 2006 are:

•

We incurred substantial restructure costs in the fourth quarter of fiscal 2007, due mainly to vacating our former manufacturing facility in California. The costs of restructuring incurred in fiscal 2006 related primarily to severance costs, of which $1.1 million related to the severance agreement with the former CEO.

•

Beginning in July 2005, we reduced our company headcount by 104, or 30%, to 238 at March 30, 2007.  Approximately 80% of those employees were charged to operating expenses, such that operating expenses declined beginning in the second half of fiscal 2006, and continued to decline through most of fiscal 2007. Offsetting this reduction is the charge for stock-based compensation of $1.1 million, due to adopting the provisions of SFAS 123R during fiscal 2007. We do not expect to achieve additional cost reductions by further reducing headcount.

•

Our sales and marketing expenses decreased as a result of lower headcount, which reduced compensation and benefits costs by $2.5 million, and a reduction of $1.5 million in expenses for travel and entertainment, trade shows, and marketing communications, offset by charges of $257,000 for stock-based compensation.

•

Our research and development expenses decreased as a result of lower headcount, which reduced compensation and benefits costs by $1.6 million, a reduction of $626,000 in depreciation, and a reduction of $686,000 in allocated business support expenses such as corporate information technology. The reductions were partially offset by $656,000 of increased costs for contractors and consultants and $285,000 for charges for stock-based compensation.

•

Our general and administrative expenses increased primarily due to the costs of our former Fremont manufacturing facility. We ceased using the facility for manufacturing during fiscal 2006 yet continued to utilize it for general corporate purposes, with the result that all costs of the facility from September 2005 were classified as general and administrative. Previously, most of these costs were recorded as cost of product revenue and expenses of functional areas other than general and administrative. The effect in fiscal 2007 of reporting all costs of the facility in general and administrative expenses for the full year as compared to seven months during fiscal 2006 was an increase of $1.4 million. This facility was vacated in the fourth quarter of fiscal 2007 for which the related exit costs were charged to restructure costs. General and administrative expenses also increased due to charges of $534,000 for stock-based compensation.

•

We incurred additional costs of $735,000 in fiscal 2006 as a result of the additional week.

•

We recognized accelerated depreciation of approximately $815,000 in fiscal 2007 for our ERP system as a result of our intent to replace it in fiscal 2008.

The primary changes in operating expenses in fiscal 2006 versus fiscal 2005 are:

•

We reduced non-production headcount to approximately 210 employees at March 31, 2006 from 284 at March 25, 2005, which accounted for reductions in compensation and benefits costs totaling $4.7 million across all functions.

•

We reduced office space or closed offices in field locations, reducing non-manufacturing facility and rent costs by $1.9 million. This reduction was offset by a net increase in general and administrative expenses of $982,000 due mainly to the inclusion since September 2005 of all expenses, totaling approximately $2.0 million, related to our former Fremont manufacturing facility as we used the facility for general corporate purposes. Prior to September 2005, most of these facility costs were recorded as costs of product revenue and expenses of functional areas other than general and administrative.

•

We reduced travel and entertainment expenses by $521,000 and trade shows and marketing communications expenses by $459,000.

•

We benefited from reductions in depreciation of approximately $1.8 million as capital spending decreased and as more fixed assets became fully depreciated.

•

Restructure and other costs in fiscal 2006 were $1.1 million less. These costs related primarily to the severance agreement with our former chief executive officer. Restructure and other costs in fiscal 2005 included employee separation costs of $3.6 million from two separate reorganizations of our international sales organization, the second of which also involved research and development and other areas. Other costs related to facility exit costs resulting from a consolidation of sales and service offices in Virginia and closure of a research and design facility in Ottawa, Canada.

•

These reductions were offset by approximately $735,000 in additional costs as a result of the additional week in fiscal 2006.

Non-Operating Items

(in thousands)	Year Ended			Year Ended
	March 30, 2007	March 31, 2006	FY 07 vs FY06	March 25, 2005	FY 06 vs FY05
Interest income	$3,625	$2,665	36.0%	$1,831	45.5%
Interest expense	$(1,841)	$(1,863)	(1.2)%	$(1,962)	(5.0)%
Gain on sale of Federal Services Business	$—	$—	—	$1,500	(100.0)%
Other expense	$(67)	$(59)	13.6%	$(162)	(63.6)%

Interest income increased in fiscal 2007 from fiscal 2006 and fiscal 2005 due primarily to higher yields on our short-term investments. The increase in fiscal 2006 was partially offset by lower average cash balances, as cash and investments declined to $86.2 million at March 31, 2006 from $108.7 million at March 25, 2005. Interest expense in all years consisted primarily of the interest on our 7 1/4% convertible subordinated debentures.

In fiscal 2005, we recorded a gain on the sale of our federal services business of $1.5 million, which resulted from certain milestones being met as part of the sale of the federal services business to CACI, which was completed in fiscal 2005.

Other expense was comprised of:

(in thousands)	Year Ended			Year Ended
	March 30, 2007	March 31, 2006	FY 07 vs FY06	March 25, 2005	FY 06 vs FY05
Gain (loss) on foreign exchange	$(53)	$28	(289.3)%	$(96)	129.2%
Realized loss on investments	(7)	(65)	(89.2)%	(43)	51.2%
Loss on sales of assets	—	—	—	(14)	100.0%
Other	(7)	(22)	(68.2)%	(9)	144.4%
	$(67)	$(59)	13.6%	$(162)	(63.6)%

Income Tax Provision (Benefit)

The income tax benefit of $508,000 for fiscal 2007 relates mainly to the reversal of a reserve upon completion of the statutory period for examination in the United Kingdom as well as the resolution of a state matter in the United States. Income tax benefit was $1.2 million in fiscal 2006, of which the majority related to the reversal of a reserve resulting from the final resolution of a German tax matter, and, to a lesser extent to the reversal of a reserve upon completion of the statutory period for examination in the United Kingdom. Income tax benefit was $1.1 million in fiscal 2005, related to the reversal of a reserve upon completion of tax inspections in the United Kingdom. We continually evaluate the risks associated with tax returns that have not yet passed the statutory period for examination by tax authorities in various jurisdictions. When such periods are completed, estimated taxes previously provided may be adjusted, dependent upon the outcome of examinations, if any.

Liquidity and Capital Resources

Typically, our primary sources of liquidity and capital resources are our cash balances, cash provided by operating activities, and committed credit lines:

Cash Balances:   As of March 30, 2007, we had cash balances of $90.1 million, including cash equivalents of $10.4 million and short-term investments of $79.7 million, as compared to $86.2 million as of March 31, 2006 and $108.7 million at the end of fiscal 2005. The 2006 balance includes cash and cash equivalents of $6.9 million and short-term investments of $79.3 million. The 2005 balance includes cash and cash equivalents of $14.3 million, short-term investments of $93.7 million, and long term restricted cash included in other assets on our balance sheet of $697,000, related to our Fremont, California facility lease and performance guarantees on customer contracts.

Net Cash Provided by (Used in) Operating Activities:   The improvement of $19.9 million in net cash provided by operating activities for fiscal 2007 compared to net cash used in fiscal 2006 is primarily the result of increased revenue and a decrease in normal operating expenses. Net loss in fiscal 2007 decreased $11.0 million, and included non-cash charges of $10.1 million related to ceasing use of a facility and $1.2 million in stock-based compensation costs.

Increased revenue and related costs of revenue in fiscal 2007 resulted in an increase in accounts receivable of $5.1 million, a decrease of inventory of $2.1 million, and an increase in accounts payable of $2.5 million. Decreased revenue and related costs of revenue in fiscal 2006 resulted in a decrease in accounts receivable of $6.0 million as well as a decrease in accounts payable of $2.5 million. Days sales outstanding (DSO) were 54 days at March 30, 2007 as compared to 63 days at March 31, 2006.

Non-cash adjustments to reconcile net loss to net cash provided by (used in) operating activities in fiscal 2007 primarily relate to depreciation of $7.3 million, loss on disposition of property and equipment of $5.7 million primarily related to leasehold improvements of our vacated facility, and costs of stock-based compensation of $1.2 million. The costs of stock-based compensation in fiscal 2007 increased as compared to fiscal 2006 and fiscal 2005 due to the adoption of SFAS 123R in fiscal 2007.

Non-cash adjustments to reconcile net loss to net cash used by operating activities in fiscal 2006 and 2005 primarily relate to depreciation and amortization of $7.2 million and $8.6 million, respectively, offset by a gain on the sale of our Federal Services Business of $1.5 million in fiscal 2005.

Net Cash Provided by (Used in) Investing Activities:   The decrease in net cash provided by investing activities in fiscal 2007 as compared to fiscal 2006 is primarily due to sales and maturities of short-term investments approximately equaling purchases in fiscal 2007 as compared to proceeds from sales and maturities exceeding purchases by $14.8 million in fiscal 2006. In fiscal 2007, we generated more cash from operations than in the prior years, which reduced the need to liquidate short-term investments. The greater amount of proceeds from sales and maturities over purchases of short-term investments in fiscal 2006 resulted from the need for cash to fund current operations and our stock repurchase program. In fiscal 2005, purchases of short-term investments exceeded proceeds from maturities of short-term investments by $4.7 million as we invested cash generated from operations.

During fiscal 2007 and fiscal 2006, we invested a total of $3.0 million in license and development costs as a result of a license and development agreement executed in October 2005 with a third party technology supplier. We expect future investments in technology projects and property, plant and equipment to be slightly larger than the amount invested during fiscal 2007 as we anticipate increased investment in product development activities. In fiscal 2005, net cash used in invested activities included $1.5 million in proceeds from the sale of our Federal Services Business, which was completed in fiscal 2005, and we will receive no further cash from this sale.

Net Cash Provided by (Used in) Financing Activities:   Net cash provided by financing activities in fiscal 2007 resulted from $3.5 million in sales of common stock under employee stock plans, reduced by $245,000 to repurchase restricted stock from employees for payment of withholding tax obligations arising from the vesting of restricted stock awards. Net cash used in financing activities in fiscal 2006 resulted from repurchases of common stock totaling $3.7 million under our stock repurchase program, offset by $2.1 million from the issuance of common stock under employee stock plans. Net cash provided by financing activities in fiscal 2005 resulted from $4.2 million in sales of common stock under employee stock plans, offset by $1.7 million in repayments on our note payable to our landlord, which was repaid in full.

In fiscal 2006, our Board of Directors approved a stock repurchase plan which continued for up to twenty-four months. As of March 31, 2006, the Company had repurchased 737,000 shares at an average price of $5.00 per share. No shares were repurchased during fiscal 2007, and the program expired on March 30, 2007.

After the end of fiscal 2007, our former CEO exercised his remaining stock options. The net proceeds of these option exercises total $5.6 million. Future proceeds to us from the issuance of common stock under employee stock plans will be affected by fluctuations in our stock price.

Credit Lines:   We maintain a $7.0 million line of credit that is available both for cash advances and for standby letters of credit. It bears interest at the bank’s prime rate for cash advances and at prime minus 1% for letters of credit (7.25% at March 30, 2007). The line, which expires in October 2007, is secured by our accounts receivable. The agreement requires immediate repayment of all amounts outstanding if our cash balance, defined as the sum of unrestricted cash and short and long-term investments, declines more than $10.0 million from the previous quarter or $30.0 million during the preceding twelve months. As of March 30, 2007, $3.0 million in letters of credit were outstanding.

Summary Disclosures about Contractual Obligations and Commercial Commitments:   The following table provides a summary of our contractual obligations and other commercial commitments as of March 30, 2007:

(in thousands) Contractual obligations	Total	2008	2009 to 2010	2011 to 2012	After 2012
Long-term debt	$24,706	$—	$—	$—	$24,706
Interest on long-term debt	13,434	1,791	3,582	3,582	4,479
Operating leases	18,830	4,200	7,744	6,886	—
Total contractual obligations	$56,970	$5,991	$11,326	$10,468	$29,185

Included in the operating lease amounts are payments on our vacated facilities in Fremont and Canada, of which $3.9 million, representing the discounted value of the lease payments, net of assumed sublease income, is accrued in our restructure liability at March 30, 2007,

In the normal course of business, we enter into contractual commitments to purchase materials and components from suppliers in exchange for favorable pricing or more beneficial terms. As of March 30, 2007, there were no such outstanding commitments.

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund operations through at least the next twelve months. We believe the most strategic uses of our cash resources in the near term include strategic investments to gain access to new technologies, acquisitions, and working capital. Depending on the scope of such investments, additional capital may be required to pursue some of those activities.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that are reasonably likely to materially affect our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities, which allows entities to choose to measure certain financial instruments and certain other items at fair value (the “fair value option”). The election is made on an instrument-by- instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which is our fiscal 2009. We will be evaluating the impact on our consolidated financial statements of adopting SFAS 159.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within these fiscal years. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB 108 is effective with our current fiscal year. The provisions of SAB 108 did not have a material impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of SFAS No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires companies to recognize the effect of a tax position in the financial statements if that position is more likely than not sustainable on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our fiscal year 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the effect of adopting FIN 48 on our consolidated financial statements.

In June 2006, the Emerging Issues Task Force (EITF) ratified the consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (EITF 06-3). EITF 06-3 requires that companies disclose their accounting policy regarding the gross or net presentation of certain taxes. Taxes within the scope of EITF 06-3 are any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales, use, value added and some excise taxes. In addition, if such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. EITF 06-3 was effective for our fourth quarter of fiscal 2007. There was no impact on our consolidated financial statements. Our  policy is generally to record taxes within the scope of EITF 06-3 on a net basis.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosure involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

We use foreign exchange contracts to hedge significant accounts receivable and intercompany account balances denominated in foreign currencies. Market value gains and losses on these hedged contracts are substantially offset by fluctuations in the underlying balances being hedged. At March 30, 2007, our primary net foreign currency exposures were in Japanese yen, British pounds, and Euros. The net financial impact of foreign exchange gains and losses are recorded in other income. Our policy is to not use hedges or other derivative financial instruments for speculative purposes.

We believe our hedging strategy will not have a significant effect on our business, operating results or financial condition. A 10% adverse change in the foreign currency rates affecting the contracts as of their March 30, 2007 levels would decrease the fair value of the contracts by approximately $700,000 and if this occurred, the fair value of the underlying exposures hedged by the contracts should increase or decrease by a similar amount. However, we could have gains or losses in the future if our actual balances differ from the amounts hedged under foreign exchange contracts. The amount of such gains or losses would depend in part on the timing and amount of foreign currency exchange rate movements.

A portion of our investment portfolio is composed of income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. A sensitivity analysis assuming a hypothetical increase or decrease of 10% from levels at March 30, 2007 and March 31, 2006 indicated the fair value of the portfolio would change by approximately $400,000 and $300,000 at March 30, 2007 and March 31, 2006, respectively. At March 30, 2007, the fair value of the short-term investments was $79.7 million compared to $79.3 million at March 31, 2006.

The fair market value of our convertible subordinated debentures is sensitive to changes in interest rates and to the prices of our common stock into which it can be converted as well as our financial stability. The yield to maturity on the debentures is fixed, therefore the interest expense on the debt does not fluctuate with interest rates. The fair value of the trading debt securities was approximately $22.7 million and $21.5 million at March 30, 2007 and March 31, 2006, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Highlights:

(dollars in thousands, except per share amounts)	Fiscal year ended
Highlights	March 30, 2007	March 31, 2006
Total revenue	$84,094	$69,768
Loss from operations	$(18,419)	$(29,139)
Net loss	$(16,194)	$(27,235)
Basic and diluted net loss per share	$(0.65)	$(1.10)
Working capital	$94,805	$92,409
Total assets	$134,019	$136,678
7 ¼% convertible subordinated debentures	$24,706	$24,706
Total stockholders’ equity	$81,584	$92,146
Number of employees	238	254

Quarterly financial data (unaudited):

(dollars in thousands, except per share amounts)	Fiscal quarter 2007
	First	Second	Third	Fourth
Total revenue	$17,444	$19,550	$22,069	$25,031
Gross margin	$9,253	$9,819	$12,078	$13,874
Net loss	$(3,704)	$(2,406)	$(599)	$(9,485)
Basic and diluted net loss per share	$(0.15)	$(0.10)	$(0.02)	$(0.37)

	Fiscal quarter 2006
	First	Second	Third	Fourth
Total revenue	$18,373	$21,635	$16,352	$13,408
Gross margin	$8,976	$10,451	$7,221	$5,127
Net loss	$(5,101)	$(5,722)	$(6,248)	$(10,164)
Basic and diluted net loss per share	$(0.21)	$(0.23)	$(0.25)	$(0.41)

The fourth quarter of fiscal 2007 includes restructure costs of $10.2 million, as compared to $1.1 million in the comparable quarter of fiscal 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Network Equipment Technologies, Inc.
Fremont, California

We have audited the accompanying consolidated balance sheets of Network Equipment Technologies, Inc. and subsidiaries (the "Company") as of March 30, 2007 and March 31, 2006, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended March 30, 2007.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 30, 2007 and March 31, 2006, and the results of its operations and its cash flows for each of the three years in the period ended March 30, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As described in Note 1 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” effective April 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of March 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 25, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

May 25, 2007

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)	March 30, 2007	March 31, 2006
Current assets:
Cash and cash equivalents	$10,479	$6,928
Short-term investments	79,653	79,293
Accounts receivable, net of allowances of $39 at March 30, 2007 and $136 at March 31, 2006	14,822	9,705
Inventories	10,452	12,229
Prepaid expenses and other assets	3,242	3,407
Total current assets	118,648	111,562
Property and equipment:
Machinery and equipment	38,035	44,412
Furniture and fixtures	3,471	5,049
Leasehold improvements	10,618	21,524
	52,124	70,985
Less: accumulated depreciation and amortization	(41,543)	(50,236)
Property and equipment, net	10,581	20,749
Other assets	4,790	4,367
Total assets	$134,019	$136,678
Current liabilities:
Accounts payable	$8,569	$6,061
Accrued liabilities	15,274	13,092
Total current liabilities	23,843	19,153
Long-term liabilities:
7 ¼% redeemable convertible subordinated debentures	24,706	24,706
Other long-term liabilities	3,886	673
Total long-term liabilities	28,592	25,379
Stockholders’ equity:
Preferred stock ($0.01 par value; 5,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 50,000 shares authorized; 25,727 and 24,814 shares outstanding at March 30, 2007 and March 31, 2006)	257	248
Additional paid-in capital	204,439	199,733
Treasury stock	(7,326)	(7,081)
Accumulated other comprehensive income (loss)	542	(620)
Accumulated deficit	(116,328)	(100,134)
Total stockholders’ equity	81,584	92,146
Total liabilities and stockholders’ equity	$134,019	$136,678

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Fiscal Year Ended
(In thousands, except per share amounts)	March 30, 2007	March 31, 2006	March 25, 2005
Revenue:
Product	$72,813	$56,712	$96,726
Service and other	11,281	13,056	17,492
Total revenue	84,094	69,768	114,218
Costs of revenue:
Cost of product revenue	28,821	26,328	38,847
Cost of service and other revenue	10,249	11,665	16,197
Total cost of revenue	39,070	37,993	55,044
Gross margin	45,024	31,775	59,174
Operating expenses:
Sales and marketing	18,699	23,493	27,530
Research and development	21,432	23,235	26,053
General and administrative	13,129	11,265	10,283
Restructure and other costs	10,183	2,921	4,047
Total operating expenses	63,443	60,914	67,913
Loss from operations	(18,419)	(29,139)	(8,739)
Interest income	3,625	2,665	1,831
Interest expense	(1,841)	(1,863)	(1,962)
Gain on sale of Federal Services Business	—	—	1,500
Other expense, net	(67)	(59)	(162)
Loss before taxes	(16,702)	(28,396)	(7,532)
Income tax benefit	(508)	(1,161)	(1,100)
Net loss	$(16,194)	$(27,235)	$(6,432)

Basic and diluted net loss per share	$(0.65)	$(1.10)	$(0.26)

Basic and diluted common and common equivalent shares	25,003	24,725	24,531
Consolidated Statements of Comprehensive Loss:
Net loss	$(16,194)	$(27,235)	$(6,432)
Other comprehensive income (loss), net of taxes:
Cumulative translation adjustments	656	(212)	222
Net unrealized gain (loss) on securities	506	431	(1,260)
Comprehensive loss	$(15,032)	$(27,016)	$(7,470)

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(in thousands)	March 30, 2007	March 31, 2006	March 25, 2005
Cash and cash equivalents at beginning of year	$6,928	$14,325	$8,679
Cash flow from operating activities:
Net loss	(16,194)	(27,235)	(6,432)
Adjustment required to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	7,346	7,172	8,604
Loss on disposition of property and equipment	5,676	217	404
Stock-based compensation	1,212	104	273
Gain on sale of Federal Services Business	—	—	(1,500)
Changes in assets and liabilities:
Accounts receivable	(5,117)	6,020	3,984
Inventories	2,060	675	541
Prepaid expenses and other assets	(138)	(801)	193
Accounts payable	2,508	(2,541)	2,268
Accrued and other long-term liabilities	5,385	(792)	(1,114)
Net cash provided by (used in) operations	2,738	(17,181)	7,221
Cash flow from investing activities:
Purchase of short-term investments	(74,336)	(45,285)	(76,719)
Proceeds from sales and maturities of short-term investments	74,482	60,109	71,979
Purchases of property and equipment	(2,690)	(1,526)	(3,819)
Payment for license and development agreement	(625)	(2,375)	—
Proceeds from sale of Federal Services Business	—	—	1,500
Decrease in restricted cash	—	697	2,416
Other	58	(71)	460
Net cash provided by (used in) investing activities	(3,111)	11,549	(4,183)
Cash flow from financing activities:
Issuance of common stock	3,503	2,127	4,150
Repurchase of common stock	(245)	(3,680)	—
Repayment of note payable	—	—	(1,732)
Net cash provided by (used in) financing activities	3,258	(1,553)	2,418
Effect of exchange rate on cash	666	(212)	190
Net increase (decrease) in cash and cash equivalents	3,551	(7,397)	5,646
Cash and cash equivalents at end of year	$10,479	$6,928	$14,325
Other cash flow information:
Cash paid during the year:
Interest	$1,808	$1,825	$1,929
Non cash investing and financing activities:
Unrealized gain (loss) on available-for-sale securities	$506	$431	$(1,260)

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)	Common Stock		Paid in Capital	Treasury Stock	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances, March 26, 2004	24,165	$241	$193,093	$(3,408)	$199	$(66,467)	$123,658
Issuance and sale of common stock under stock-based compensation plans	579	6	2,624	—	—	—	2,630
Sale of common stock under ESPP	260	3	1,517	—	—	—	1,520
Stock-based compensation		—	273	—	—	—	273
Net unrealized loss on securities		—	—	—	(1,260)	—	(1,260)
Cumulative translation adjustment		—	—	—	222	—	222
Net loss		—	—	—	—	(6,432)	(6,432)
Balances, March 25, 2005	25,004	250	197,507	(3,408)	(839)	(72,899)	120,611
Issuance and sale of common stock under stock based compensation plans	245	2	884	—	—	—	886
Sale of common stock under ESPP	302	3	1,238	—	—	—	1,241
Stock-based compensation		—	104	—	—	—	104
Repurchase of common stock	(737)	(7)		(3,673)	—	—	(3,680)
Net unrealized gain on securities		—	—	—	431	—	431
Cumulative translation adjustment		—	—	—	(212)	—	(212)
Net loss		—	—	—	—	(27,235)	(27,235)
Balances, March 31, 2006	24,814	248	199,733	(7,081)	(620)	(100,134)	92,146
Issuance and sale of common stock under stock-based compensation plans	953	9	3,494	—	—	—	3,503
Stock-based compensation		—	1,212	—	—	—	1,212
Repurchase of common stock	(40)	—	—	(245)	—	—	(245)
Net unrealized gain on securities		—	—	—	506	—	506
Cumulative translation adjustment		—	—	—	656	—	656
Net loss		—	—	—	—	(16,194)	(16,194)
Balances, March 30, 2007	25,727	$257	$204,439	$(7,326)	$542	$(116,328)	$81,584

See accompanying notes to the consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

Note 1.  Description of Business and Summary of Significant Accounting Policies

Nature of Business:    Network Equipment Technologies, Inc. (the Company or N.E.T.) is a global provider of voice and data telecommunications equipment for multi-service networks requiring high degrees of versatility, interoperability, security and performance. N.E.T. offers an array of products purpose-built for mixed-service, multi-protocol networks; bandwidth-sensitive site communications; high performance, security-sensitive transmissions; and converged communications. N.E.T. delivers solutions that enable seamless integration and migration of existing networks to secure internet protocol (IP)-based voice and data communications. N.E.T. was founded in 1983.

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

If the customer has a right of acceptance and the Company has not yet obtained acceptance, revenue is deferred until the terms of acceptance are satisfied. When product revenue is deferred, the Company also defers the associated cost of goods until the revenue is recognized. The Company recognizes service revenue upon completion of the service or, for ongoing services such as maintenance, ratably over the period of the contract. For sales arrangements that involve multiple elements to be delivered at different times, such as a sale of equipment together with post-contract support services, the Company assigns revenue to each element based on its fair value and recognizes revenue for each element as the criteria for recognition are met. Fair value for each element is determined by vendor-specific objective evidence, if available, such as the sales price charged when the same element is sold separately or otherwise by the residual method, whereby the value of delivered elements is determined by subtracting the fair value of the undelivered elements from the total value of the arrangement. If vendor-specific objective evidence of fair value of one or more undelivered elements does not exist, revenue on the entire arrangement is deferred and is recognized only upon delivery of those elements or when fair value has been established.

Financial Statement Estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such management estimates and assumptions include, but are not limited to:  assumptions related to contracts that have multiple elements, the allowances for sales returns and potentially uncollectible accounts receivable, the valuation of inventory, warranty costs, the valuation allowance on deferred tax assets, certain reserves and accruals, estimated lives of depreciable and amortizable assets, and assumptions related to stock-based compensation. Actual results could differ from those estimates.

Cash and Cash Equivalents:    Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the time of acquisition.

Short-term Investments:    Short-term investments are primarily composed of highly liquid investments with original maturities of greater than three months at the time of acquisition. The Company classifies its short-term cash investments as available-for-sale securities. The carrying value of such securities is adjusted to fair market value, with unrealized gains and losses being excluded from earnings and reported as a separate component of stockholders’ equity. Realized gains and losses on the sale or maturity of short-term investments are determined on the basis of specific identification.

Allowance for Sales Returns:     A reserve for sales returns is established based on actual product returns.

Credit Risk and Allowance for Doubtful Accounts:    The Company’s credit evaluation process and the reasonably short collection terms help mitigate credit risk. The Company typically does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. The Company maintains reserves for known recourse obligations and estimated bad debts. The allowance for doubtful accounts receivable is based on the assessment of the collectibility of specific customer accounts and the aging of accounts receivable. Credit losses have historically been within our expectations and the allowances for doubtful accounts receivable that were established.

Inventories:    Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs. Inventories consisted of the following:

(in thousands)	March 30, 2007	March 31, 2006
Purchased components	$4,082	$4,378
Work-in-process	5,401	6,166
Finished goods	969	1,685
	$10,452	$12,229

Property and Equipment:    Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of generally three to ten years. Leasehold improvements are amortized over the shorter of the respective lease terms or estimated useful lives.

Software Development Costs:    Capitalization of software development costs begins upon the establishment of technological feasibility for the products, and amortization begins when the products are available for release to customers. The Company assesses the recoverability of capitalized software development costs in light of many factors, including anticipated future revenue, estimated economic useful lives and changes in software and hardware technologies. The Company did not capitalize internal software development costs in fiscal years 2007, 2006 or 2005. Software development costs are amortized over the lives of the products, generally three years.

Long-lived Assets:    The carrying value of long-lived assets, including goodwill and other intangibles, is evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset including disposition are less than the carrying value of the asset. An impairment is measured as the amount by which the carrying value exceeds the fair value. Such losses were not significant for the years presented. Intangible assets that have finite useful lives greater than a year, consisting primarily of patents, purchased technology and rights to use technologies, are amortized over their estimated useful lives.

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

Recently Issued Accounting Standards:    In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities, which allows entities to choose to measure certain financial instruments and certain other items at fair value (the “fair value option”). The election is made on an instrument-by- instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which is the Company’s fiscal 2009. The Company will evaluate the impact on our consolidated financial statements of adopting SFAS 159.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within these fiscal years. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. The provisions of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued SFAS Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of SFAS No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires companies to recognize the effect of a tax position in the financial statements if that position is more likely than not sustainable on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s fiscal year 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the effect of adopting FIN 48 on the Company’s consolidated financial statements.

In June 2006, the Emerging Issues Task Force (“EITF”) ratified the consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (EITF 06-3). EITF 06-3 requires that companies disclose their accounting policy regarding the gross or net presentation of certain taxes. Taxes within the scope of EITF 06-3 are any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales, use, value added and some excise taxes. In addition, if such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. EITF 06-3 was effective for the Company’s fourth quarter of fiscal 2007. There was no impact on the Company’s consolidated financial statements. The Company’s policy is generally to record taxes within the scope of EITF 06-3 on a net basis.

Note 2:  Short-term Investments

Short-term investments at March 30, 2007 and March 31, 2006 consisted of the following:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
2007
U.S. government and municipalities	$38,953	$15	$(46)	$38,922
Corporate notes and bonds	15,235	4	(14)	15,225
Other debt securities	25,544	11	(49)	25,506
Foreign debt issues	—	—	—	—
	$79,732	$30	$(109)	$79,653
2006
U.S. government and municipalities	$41,911	$—	$(322)	$41,589
Corporate notes and bonds	10,750	—	(61)	10,689
Other debt securities	26,713	—	(200)	26,513
Foreign debt issues	504	—	(2)	502
	$79,878	$—	$(585)	$79,293

The maturities of short-term investments at March 30, 2007 are as follows:

(in thousands)	Amortized Cost	Estimated Market Value
Due within one year	$19,532	$19,499
Due within one to five years	55,529	55,507
Due within five to ten years	1,635	1,634
Due after ten years	3,036	3,013
Total	$79,732	$79,653

A total of $53,000 and $170,000 of unrealized loss positions for short-term investments held twelve months or more existed at March 30, 2007 and March 31, 2006, respectively.

Note 3.  License and Development Agreement

In October 2005, the Company entered into a license and development agreement with a third-party technology supplier. The Company’s President and CEO is a member of the board of directors of the supplier. Under the agreement, the Company acquired a license to the supplier’s high-speed networking platform, and each party will perform development and other activities to bring new products to market. The Company has paid $3.0 million in base license fees and development fees as of March 30, 2007, which has been capitalized in other assets in the accompanying consolidated balance sheets. The Company recorded amortization of $300,000 in fiscal 2007 when sales of the platform began. No amortization was recorded in fiscal 2006. The agreement also requires the Company to pay royalties on sales of the platform. Such royalties amounted to $398,000 in fiscal 2007 and none in fiscal 2006.

In addition to the licensing and development provisions, the supplier serves as a reseller of the platform and the parties have made occasional purchases and sales to each other of inventory components and pre-production units. In connection with these arrangements, the Company invoiced the supplier $813,000 and made purchases from the supplier of $33,000 in fiscal 2007. At March 30, 2007, the Company had outstanding invoices of $104,000 issued to the supplier and had no amounts due to the supplier. As with a portion of the amounts invoiced in fiscal 2007, the Company expects the current amounts due from the supplier to be offset by royalty obligations. No amounts were due to or from the supplier at March 31, 2006.

Note 4.  Accrued Liabilities

Accrued liabilities at March 30, 2007 and March 31, 2006 were as follows:

(in thousands)	2007	2006
Accrued compensation	$4,733	$3,726
Unearned income	2,424	2,669
Accrued rent	1,393	1,524
Restructure and other costs	2,964	1,520
Contract reserves	1,195	710
Other	2,565	2,943
	$15,274	$13,092

The Company’s current contract with the General Services Administration (GSA) has been extended through June 27, 2007 while it is up for renewal for a multi-year period, pending agreement on new pricing and other terms. As part of the renewal process, the government performed a limited post-award review of our sales data, which identified a number of possible discrepancies regarding the Company’s compliance with the current contract. The Company, with the assistance of special counsel and special accounting consultants, conducted an internal review of the Company’s contracting practices from January 2000 to December 2005. The internal review, which was completed in May 2006, identified potential issues regarding the interpretation and application of the price reduction and billing provisions of the GSA contract, including, as a minority of the issues, miscellaneous billing errors such as failure to implement a price reduction. Based on industry practice, the Company views the GSA award review process similar to audits performed by other governmental agencies, where potential issues with respect to the interpretation and application of laws and regulations are settled through negotiation. In May 2007, the Company offered and the GSA accepted a settlement of $795,000 for liabilities during the review period. This amount was accrued and included in its contract reserves liability at March 31, 2007. Based upon the result of the internal review, the Company had estimated this liability to be $700,000 at March 31, 2006.

See also Note 6 for activity in the liability for restructuring.

Note 5.  Warranty Accruals

The Company warrants hardware product and software generally for twelve months. The software warranty entitles the customer to bug fixes but not software upgrades during the warranty period. The Company’s methodology is to accrue warranty expense based on historical expense trends calculated as a percentage of product sales. Actual expenses are charged against the accrual in the period they are incurred. On a quarterly basis, the warranty accrual is analyzed for adequacy based on actual trends and subsequent adjustments are made as necessary.

Components of the warranty accrual, which is included in accrued liabilities in the accompanying consolidated balance sheets, during fiscal 2005, 2006, and 2007 were as follows:

(in thousands)	Warranty Accrual
Balance at March 26, 2004	$171
Charges to cost of goods sold	171
Charges to warranty accrual	(214)
Other adjustments (1)	(40)
Balance at March 25, 2005	88
Charges to cost of goods sold	139
Charges to warranty accrual	(250)
Other adjustments (1)	107
Balance at March 31, 2006	84
Charges to cost of goods sold	185
Charges to warranty accrual	(120)
Other adjustments (1)	(87)
Balance at March 30, 2007	$62

(1)

Adjustment resulted from a change in warranty cost estimates primarily from lower hourly costs of labor to repair products and frequency of warranty claims.

Note 6.  Restructure and Other

Restructure and other costs of $10.2 million in fiscal 2007 consist of $10.1 million for the cost to vacate the Company’s former manufacturing facility, of which $5.4 million related to a loss on fixed assets, primarily leasehold improvements that were installed in this facility, and $115,000 of employee separation costs. Of the total amount of restructure and other costs in fiscal 2007, the remaining liability at March 30, 2007 is $4.7 million.

Restructure and other costs of $2.9 million in fiscal 2006 consisted mainly of $3.0 million for employee separation costs resulting from reductions in the international sales and service organization and cost-cutting efforts across all functions, of which $1.1 million related to the severance agreement executed with the Company’s former chief executive officer, and $135,000 for terminating a contract for employee training. These amounts were offset by reversals of $204,000 resulting from expiration of employee benefits accrued for previous restructurings and $26,000 related to the sublease of the Dallas, Texas office necessitating an adjustment to previous lease restructuring estimates. Of the total amount of restructure and other costs in fiscal 2006, the amount included in accrued liabilities at March 30, 2007 is $367,000.

Restructure and other costs of $4.0 million in fiscal 2005 included employee separation costs of $3.6 million and facility exit costs of $705,000, offset by a benefit of $246,000. The employee separation costs resulted from two separate reorganizations of the Company’s international sales organization in the first and third quarters of fiscal 2005, the second of which also involved research and development and other areas of the Company. The facility exit costs resulted from a consolidation of sales and service offices in Virginia and closure of the research and design facility in Ottawa, Canada. The benefit of $246,000 resulted from $205,000 due to expiration of certain employee benefits from previous restructurings and $41,000 due to adjustments to our previous lease restructuring estimates. Of the total amount of restructure and other costs in fiscal 2005, the amount included in accrued liabilities at March 30, 2007 is $10,000.

The liability for restructuring was $5.2 million at March 30, 2007, as shown in the table below. Components of accrued restructure costs and changes in accrued amounts related to these restructuring programs during fiscal 2005, 2006, and 2007 are as follows:

(in thousands)	Employee Separation Costs & Other	Facility Exit Costs & Other	Total
Balance at March 26, 2004	$229	$425	$654
Provision	3,588	705	4,293
Benefit	(205)	(41)	(246)
Payments	(2,737)	(910)	(3,647)
Other (1)	(245)	(9)	(254)
Balance at March 25, 2005	630	170	800
Provision	3,016	135	3,151
Benefit	(204)	(26)	(230)
Payments	(1,790)	(109)	(1,899)
Other (1)	(115)	—	(115)
Balance at March 31, 2006	1,537	170	1,707
Provision (2)	174	4,629	4,803
Benefit	(59)	(9)	(68)
Payments	(1,088)	(126)	(1,214)
Balance at March 30, 2007	$564	$4,664	$5,228

(1)

Consists of $269,000 and $115,000 in fiscal 2005 and 2006, respectively, of compensation expense for stock options for former executives included in stockholders’ equity, and in fiscal 2005, insignificant reclassifications of opening balances between employee separation costs & other and facility exit costs & other.

(2)

Excludes $5.4 million of loss related to leasehold improvements of the vacated former manufacturing facility, which, having occurred when vacated, are not accrued but charged directly to restructure and other costs in the accompanying consolidated statements of operations and comprehensive loss for fiscal 2007.

The balance at March 30, 2007 includes $2.3 million classified as other long-term liabilities related to lease and other exit costs for the vacated facility, net of an estimated amount of sublease income. The balance at March 31, 2006 includes $187,000 classified as other long-term liabilities, of which $142,000 related to the fiscal 2006 severance agreement with the Company’s former chief executive officer, and $45,000 related to future payments for a terminated contract.

Note 7.  Income Taxes

Loss before income taxes and the benefit for income taxes consist of the following for fiscal 2007, 2006 and 2005:

(in thousands)	2007	2006	2005
Income (loss) before income taxes:
Domestic	$(16,886)	$(29,704)	$(7,715)
Foreign	184	1,308	183
Total	$(16,702)	$(28,396)	$(7,532)
Provision (benefit) for income taxes:
Current:
Federal	$—	$—	$—
State	(327)	6	15
Foreign	(181)	(1,167)	(1,115)
	(508)	(1,161)	(1,100)
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
	—	—	—
	$(508)	$(1,161)	$(1,100)

The benefit for income taxes reconciles to the amount computed by applying the statutory United States federal rate of 35% to income before income taxes as follows:

(in thousands)	2007	2006	2005
Statutory federal tax provision	$(5,846)	$(9,939)	$(2,636)
Foreign tax rate differential	(55)	(431)	(16)
Reconcile prior year loss carry forwards
Foreign	(680)	—	—
State	(799)	—	—
Research and development, and manufacturers’ investment credits	1,048	(187)	(283)
Change in valuation allowance	6,574	10,521	2,921
Release of tax contingency reserve	(524)	(1,193)	(1,164)
Other	(226)	68	78
Provision (benefit) for income taxes	$(508)	$(1,161)	$(1,100)

Deferred tax assets (liabilities) are comprised of the following at March 30, 2007 and March 31, 2006:

(in thousands)	2007	2006
Gross deferred tax assets:
Allowances not currently deductible for tax purposes	$5,410	$4,595
Loss carryforwards	49,960	45,722
Credit carryforwards	19,143	19,882
Depreciation	6,908	4,648
Gross deferred tax assets	81,421	74,847
Valuation allowance	(81,421)	(74,847)
Net deferred tax assets	$—	$—

The valuation allowance increased $6.6 million and $10.5 million in fiscal 2007 and 2006 respectively. The Company’s operating loss carryforwards and credits, which have been offset by the valuation allowance, include $4.8 million of deferred tax benefits associated with stock-based compensation, which will be credited to additional paid-in-capital when realized. The changes in the valuation allowance resulted from an evaluation by the Company of the positive and negative evidence bearing upon the realization of its deferred tax assets. Under applicable accounting standards, considering the history of losses, the Company concluded that it was appropriate to fully provide for the net deferred tax assets.

The Company considers all undistributed earnings of its foreign subsidiaries to be permanently invested in foreign operations. Accordingly, no deferred tax assets or liabilities have been established in this regard.

The Company has incurred tax losses in the last several fiscal years and, at March 30, 2007, has approximately $126.1 million of federal net operating loss carryforwards and $36.2 million of state operating loss carryforwards available expiring in the years 2013 through 2027. Currently, the Company believes that it is more likely than not that the net deferred tax asset will not be realized and therefore has recorded a valuation allowance for the entire balance. In future years, these benefits are available to reduce or eliminate taxes on future taxable income. Current federal and state tax laws include provisions that could limit the annual use of the net operating loss carryforwards in the event of certain defined changes in stock ownership. Issuances of common and preferred stock could result in such a change. Accordingly, the annual use of the net operating loss carryforwards may be limited by these provisions, and this limitation may result in the loss of carryforward benefits to the extent the above-limit portion expires before it can be used. The Company has not yet determined the extent of the limitation, if any.

As of March 30, 2007, the Company has available federal research and development tax credit carryforwards of approximately $7.1 million expiring in the years 2008 through 2027 and alternative minimum tax credit carryforwards of approximately $2.5 million available indefinitely. At March 30, 2007, state research and development tax credit carryforwards of approximately $13.0 million are also available indefinitely.

Note 8.  Financing Arrangements

The Company entered into a Business Loan Agreement and Security Agreement (Receivables) with Bank of America in fiscal 2005. The agreement, which has been renewed through October 2007 at substantially the same terms, provides for a $7.0 million line of credit. The line is available both for cash advances and for standby letters of credit and bears interest at the bank’s prime rate for cash advances and at prime minus 1% for letters of credit (7.25% at March 30, 2007). The line is secured by the Company’s accounts receivable. The agreement requires immediate repayment of all amounts outstanding if the Company’s cash balance, defined as the sum of unrestricted cash and short and long term investments, declines more than $10.0 million during a quarter or $30.0 million during the preceding twelve months. As of March 30, 2007, $3.0 million in letters of credit were outstanding.

Note 9:  Contractual Obligations and Commercial Contingencies

Redeemable Convertible Subordinated Debentures:    In May 1989, the Company issued $75.0 million of 7 1/4% convertible subordinated debentures due May 15, 2014, in an underwritten public offering, with net proceeds of $72.8 million. Each debenture is convertible at the option of the holder into common stock at $31.50 per share and is redeemable at the option of the Company. The debentures are entitled to a sinking fund which began May 15, 2000, of $3.8 million annually, calculated to retire 70% of the debentures prior to maturity. Any redemption or conversion of the debentures prior to the date of the sinking fund payment will reduce those payments. Previous redemptions have satisfied the sinking fund requirement through May 15, 2012.

As a result of repurchases, partial calls and conversions during fiscal 1991 through 1999, the outstanding balance of the debentures was $24.7 million at March 30, 2007. The Company did not repurchase any of its debentures in fiscal 2007, 2006 or 2005. See also Note 16 Financial Instruments Fair Value Disclosure.

Operating Leases:     The Company leases its facilities under operating leases. The minimum future lease commitments for future fiscal years under these leases as of March 30, 2007, were as follows:

(in thousands)	2008	2009	2010	2011	2012	Total
	$4,200	$3,900	$3,844	$4,026	$2,860	$18,830
Less income from subleases						(163)
Net minimum operating lease payments						$18,667

Rental expense under operating leases was $4.0 million, $5.0 million and $5.5 million for fiscal 2007, 2006 and 2005, respectively.

Included in the operating lease amounts are payments on our vacated facilities in Fremont and Canada, of which $3.9 million, representing the discounted value of the lease payments, net of assumed sublease income, is accrued in our restructure liability at March 30, 2007; see also Note 6 Restructure and Other.

Contingencies:    The Company enters into agreements from time to time that require it to indemnify the other party against third party claims. These agreements are primarily: (i) agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their duties to the Company and (ii) agreements with customers or alliance partners under which the Company may be required to indemnify them for claims such as those arising from intellectual property infringement, personal injury, or non-performance under the agreement. Because the amount of the obligation in these types of agreements often is not explicitly stated, it is not possible to estimate the maximum potential amount of future payments the Company might be required to make under these indemnity agreements, and no liability has been recorded for such obligations at March 30, 2007. Costs incurred to date related to claims under such indemnification provisions have not been significant.

License and Development Agreement:    See Note 3.

Product warranty:    See Note 5.

Restructure:    See Note 6.

Litigation:    See Note 18.

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

Restricted stock awards granted under the stock option plans are independent of option grants and are subject to restrictions. During fiscal 2007, the Company granted 285,600 shares of restricted stock, which included 2,500 shares granted to a non-employee. No restricted stock was granted in fiscal 2006 or 2005. All shares of restricted stock are subject to forfeiture if employment or services are terminated prior to the release of restrictions, which occurs on a ratable basis over two years from the date of grant. Until the restriction is released, the shares cannot be transferred. These shares have the same cash dividend and voting rights as other common stock and are considered as issued and outstanding. The cost of the awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse.

Employee Stock Purchase Plan (ESPP):    Under the employee stock purchase plan, the Company’s employees, subject to certain restrictions, could purchase shares of common stock at a price equal to at least 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or the end of each purchase period. The Company elected to indefinitely suspend its employee stock purchase plan in fiscal 2006. The final purchase occurred on December 30, 2005.

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

Effective the beginning of fiscal 2007, the Company adopted the fair value recognition provisions of SFAS 123R, requiring recognition of the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award rather than apply intrinsic value measurement provisions of APB 25. The Company elected to use the modified prospective transition method as permitted by SFAS 123R and therefore has not restated the financial results for prior periods. Under this transition method, stock-based compensation expense for fiscal 2007 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested, as of the beginning of fiscal 2007, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, as adjusted for estimated forfeitures. Stock-based compensation expense for all stock-based compensation awards granted during fiscal 2007 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under SFAS 123R, the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost for grants made under the ESPP. However, since the ESPP was indefinitely suspended in fiscal 2006, no significant compensation expense was recognized upon the adoption of SFAS 123R. The Company recognizes compensation expense for all share-based payment awards granted subsequent to fiscal 2006 on a straight-line basis over the respective requisite service period of the awards. Compensation expense for share-based payment awards granted on or prior to March 31, 2006 but not vested as of March 31, 2006, is recognized on an accelerated basis.

Stock Compensation Expense:    The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations as a result of adopting SFAS 123R:

(in thousands)
2007
Cost of revenue	$136
Sales and marketing	257
Research and development	285
General and administrative	534
$1,212

There was no significant stock-based compensation cost capitalized as part of inventory at March 30, 2007. As required by SFAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

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

Expected Volatility:   The Company’s computation of expected volatility for the period ended March 30, 2007 is based on historical volatility commensurate with the expected term of the options.

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

The weighted average fair value of the Company’s stock option awards granted to employees was $3.25, $1.27, and $2.57, respectively, for fiscal 2007, 2006, and 2005, and was estimated using the following weighted-average assumptions:

	2007	2006	2005
Expected term, in years	6.08	4.83	4.75
Expected volatility	63.54%	38.82%	52.27%
Risk-free interest rate	4.64%	4.11%	3.39%
Expected dividends	—	—	—

The weighted average fair value of the Company’s employee purchase rights under the Employee Stock Purchase Plan was $1.17 and $2.37, respectively, for fiscal 2006 and 2005, and was estimated using the following weighted-average assumptions:

	2006	2005
Expected term, in years	0.33	0.33
Expected volatility	36.12%	55.21%
Risk-free interest rate	4.08%	3.35%
Expected dividends	—	—

At March 30, 2007, the total compensation cost related to unvested stock-based awards not yet recognized, net of estimated forfeitures, was approximately $2.8 million. The weighted-average period during which the cost will be amortized, which will be adjusted for subsequent changes in estimated forfeitures, was approximately 2.3 years.

Stock Options & Awards Activity:    Activity in the Company’s option plans is summarized below:

	Shares	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Number Vested and Expected to vest at March 30, 2007	Weighted Average Exercise Price
Options outstanding at March 26, 2004	6,851,254	$7.78	4,520,461	$8.69
Granted	1,397,749	$7.38
Exercised	(576,008)	$4.53
Forfeited and expired	(848,895)	$7.79
Options outstanding at March 25, 2005	6,824,100	$7.97	4,955,680	$8.37
Granted	1,546,650	$4.64
Exercised	(245,053)	$3.62
Forfeited and expired	(1,877,635)	$8.20
Options outstanding at March 31, 2006	6,248,062	$7.25	5,254,941	$7.72
Granted	936,600	$5.23
Exercised	(680,617)	$5.14
Forfeited and expired	(947,105)	$8.76
Options outstanding at March 30, 2007	5,556,940	$6.91	4,179,792	$7.52	5,300,063	$6.99

At March 30, 2007:
Weighted average remaining contractual term (in years)	5.90		4.81		5.73

Aggregate intrinsic value (in thousands)	$16,480		$10,055		$15,316

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at March 30, 2007, for options outstanding as of that date.

The following table summarizes information concerning options outstanding and exercisable as of March 30, 2007:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$2.77	-	$3.52	603,583	7.09	$3.19	292,615	$3.28
$3.61	-	$4.60	558,357	7.39	$4.23	355,927	$4.26
$4.62	-	$4.70	603,322	8.37	$4.69	347,427	$4.69
$4.75	-	$5.79	649,892	7.48	$5.45	345,618	$5.51
$5.90	-	$6.91	637,249	7.13	$6.67	579,548	$6.72
$6.94	-	$8.31	559,423	6.47	$7.69	386,488	$7.83
$8.34	-	$9.25	587,751	3.82	$8.78	539,406	$8.78
$9.26	-	$10.00	603,370	3.59	$9.59	578,770	$9.60
$10.06	-	$11.40	558,953	3.04	$10.28	558,953	$10.28
$11.50	-	$21.75	195,040	0.96	$12.72	195,040	$12.72
$2.77	-	$21.75	5,556,940	5.90	$6.91	4,179,792	$7.52

Restricted Stock Awards:	Shares	Weighted Average Grant Date Fair Value
Nonvested stock at March 31, 2006	—	$—
Granted	285,600	3.26
Vested	(104,689)	3.23
Forfeited and cancelled	(13,376)	3.22
Nonvested stock at March 30, 2007	167,535	$3.28

During fiscal 2007, 40,000 shares of restricted stock were delivered to the Company in payment of $245,000 of withholding tax obligations arising from the vesting of restricted stock awards. The withholding tax obligations were based upon the fair market value of the Company’s common stock on the vesting date.

Pro-forma Disclosures:    The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during fiscal 2006 and 2005:

(in thousands, except per share amounts)
	2006	2005
Net loss – as reported Net loss — as reported	$(27,235)	$(6,432)
Add: Stock based employee compensation included in reported net loss	115	269
Less: Stock-based compensation expense determined by the fair value method	(2,346)	(3,343)
Net loss — pro forma	$(29,466)	$(9,506)
Basic and diluted net loss per share — as reported	$(1.10)	$(0.26)
Basic and diluted net loss per share — pro forma	$(1.19)	$(0.39)

For purposes of this pro forma disclosure, the value of the options was estimated using the Black-Scholes option-pricing formula and a multiple option award approach and was amortized on an accelerated basis over the respective vesting periods of the awards, with forfeitures recognized as they occurred.

Note 11.  Capital Stock

Stock Repurchase Plan:    In fiscal 2006, the Board of Directors approved a stock repurchase plan which continued for up to twenty-four months. As of March 31, 2006, the Company had repurchased 737,000 shares at an average price of $5.00 per share. No shares were repurchased during fiscal 2007, and the program expired on March 30, 2007.

Note 12.  Loss Per Share

The following table sets forth the computation of the numerator and denominator used in the computation of basic and diluted net loss per share:

(in thousands, except per share amounts)	2007	2006	2005
Numerator:
Net loss	$(16,194)	$(27,235)	$(6,432)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	25,003	24,725	24,531
Net loss per share, basic and diluted	$(0.65)	$(1.10)	$(0.26)

The denominator for basic net loss per share is the weighted average number of unrestricted common shares outstanding for the periods presented. In periods of net income, the denominator for diluted net income per share also includes potentially dilutive shares, which consist of shares issuable upon the exercise of dilutive stock options, shares subject to repurchase, and contingently issuable shares. In periods of net loss, these shares are excluded from the computations of diluted net loss per share as they are anti-dilutive and reduce the loss per share. Potentially dilutive shares totaled 348,000, 251,000, and 1,183,000, respectively, for fiscal 2007, 2006, and 2005.

There are 784,000 shares of common stock issuable upon conversion of debentures. These shares and the related effect of the accrued interest on the debentures are excluded from the calculation of diluted loss per share for each period presented, as their inclusion would have been anti-dilutive.

Note 13:  Significant Customers

In fiscal 2007, EDO Corporation and General Dynamics (both government systems integrators) accounted for 21.6% and 13.2%, respectively, of the Company’s revenue. In fiscal 2006, NATO accounted for 10.7% of the Company’s revenue. In fiscal 2005, NATO and General Dynamics accounted for 13.5% and 11%, respectively, of the Company’s revenue. Excluding aggregate orders from a variety of government agencies, no other single customer accounted for more than ten percent of the Company’s revenue in fiscal 2007, 2006, or 2005.

Sales to the government sector represented 91.1%, 86.1%, and 86.6% of the Company’s revenue in fiscal 2007, 2006, and 2005, respectively.

Note 14:  Segment Information

The Company operates in one reportable segment: the design, development, manufacture and sale of voice and data telecommunications equipment for multi-service networks and associated services used by government organizations, enterprises, and carriers worldwide. The Company follows the requirements of SFAS 131, Disclosures about Segments of an Enterprise and Related Information. Following is operating information by geographic territory for fiscal 2007, 2006 and 2005:

(in thousands)	United States	Europe	Other International	Eliminations	Totals
2007
Product	$67,931	$3,957	$925	$—	$72,813
Service and other	9,062	1,914	305	—	11,281
Total revenue	$76,993	$5,871	$1,230	$—	$84,094
Long-lived assets	$15,342	$10	$46	$(27)	$15,371
2006
Product	$49,881	$5,849	$982	$—	$56,712
Service and other	10,508	2,159	389	—	13,056
Total revenue	$60,389	$8,008	$1,371	$—	$69,768
Long-lived assets	$25,013	$40	$96	$(32)	$25,117
2005
Product	$87,405	$6,945	$2,376	$—	$96,726
Service and other	13,508	3,478	506	—	17,492
Total revenue	$100,913	$10,423	$2,882	$—	$114,218
Long-lived assets	$28,613	$261	$128	$(61)	$28,941

In fiscal 2007, 2006, and 2005, the Company’s Promina products accounted for 70.8%, 77.7%, and 81.2% of product revenue, respectively. In fiscal 2007, 2006, and 2005, the VX Series and predecessor products accounted for 20.0%, 8.0%, and 3.8% of product revenue, respectively. All other products accounted for less than 10% of product revenue, individually and in the aggregate, for all years presented.

Note 15:  Employee Benefit Plan

The Company has established a 401(k) tax-deferred savings plan, whereby eligible employees may contribute a percentage of their eligible compensation. Company contributions are discretionary; including administrative fees, Company expense was $569,000, $475,000 and $409,000 for fiscal 2007, 2006 and 2005, respectively.

Note 16:  Financial Instruments Fair Value Disclosure

The estimated fair values of the Company’s financial instruments at March 30, 2007 and March 31, 2006 were as follows:

(in thousands)	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Short-term investments	$79,653	$79,653	$79,293	$79,293
Liabilities:
Convertible subordinated debentures	$24,706	$22,699	$24,706	$21,494

The following methods and assumptions were used in estimating the fair values of financial instruments:

Short-term investments:    Fair values are based on quoted market prices. See Note 2.

Redeemable convertible subordinated debentures:    Fair values are based on quoted market prices from sales near to the end of the reported period. See Note 9.

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

The foreign exchange forward contracts require the Company to exchange foreign currencies to U.S. dollars or vice versa, and generally mature in one month or less. As of March 30, 2007 and March 31, 2006, the Company had outstanding foreign exchange forward contracts with aggregate notional amounts of $6.9 million and $5.3 million, respectively, which had remaining maturities of one month or less. As of March 30, 2007, the carrying amount, which was also the estimated fair value of the foreign exchange forward contracts, is based on prevailing financial market information.

Note 17:  Sale of N.E.T. Federal, Inc.’s Service Business

On December 1, 2000, the Company sold the assets of its Federal Services Business to CACI International Inc. (CACI) for cash consideration of $40.0 million. The assets sold were comprised mainly of service contracts, accounts receivable, spares inventory and fixed assets. In fiscal 2005, the Company received the final payment for the transaction and recorded a gain of $1.5 million related to the sale. Under an agreement with CACI, the Company received royalties on maintenance revenue. Royalties received under this agreement were $367,000 and $478,000, respectively, for fiscal 2006 and 2005. The royalty clause of the agreement expired in December 2005 and no further royalties were received.

Note 18: Litigation

The Company is involved in various legal proceedings from time to time that are considered normal to its business. While it is not feasible to predict the ultimate outcome of such proceedings, the Company believes that the ultimate outcome of such proceedings will not have a material adverse effect on its consolidated financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Section 13(a) or Section 15(d), management, under the supervision and with the participation of the chief executive officer (CEO) and chief financial officer (CFO), carried out a review and evaluation of the effectiveness of our disclosure controls and procedures at the end of the period covered by this annual report. Our management, including our CEO and CFO, has concluded that our disclosure controls and procedures are effective as of March 30, 2007.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. However, all internal control systems, no matter how well conceived and implemented, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 30, 2007.

Our management's assessment of the effectiveness of our internal control over financial reporting as of March 30, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included herein.

(c) Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Network Equipment Technologies, Inc.

Fremont, California

We have audited management's assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Network Equipment Technologies, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of March 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of March 30, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheet and the related statement of operations and comprehensive loss, stock holders equity, cash flows and the financial statement schedule of the Company as of and for the year ended March 30, 2007 of the Company and our report dated May 25, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

/s/ DELOITTE & TOUCHE LLP

San Jose, California
May 25, 2007

ITEM 9B.  OTHER INFORMATION

On March 21, 2007, the Board of Directors established a special committee for the purpose of authorizing decisions and actions regarding our former manufacturing facility in Fremont, California. On March 29, 2007, the special committee determined that the Company had ceased its use of the facility and had no intention for any future use. As a result, the Company incurred a restructure charge of $10.1 million for the estimated future net costs of the unused facility. In determining the amount of the charge, certain estimates were made, including future sublease rents to be received, future rent increases to be paid to the current landlord, and future operating costs.

On May 1, 2007, the Compensation Committee of the Board of Directors approved guidelines for discretionary bonuses to employees for performance during fiscal 2008, other than employees on a sales commission plan. The guidelines for potential bonuses are based on the Company achieving or exceeding financial targets for revenue, operating income, and cash. Any bonuses would also be dependent on satisfactory individual performance. Under the guidelines, the amount of bonus is to be determined as a percentage of base salary, with the percentage depending on the level of the employee’s position. No bonus is to be paid unless the Company achieves at least 97% of the target for annual revenue, at least 60% of the target for annual operating income, and at least 97% of the target for cash balances at year end. At that level of minimum required performance, the guidelines provide for bonuses for the Chief Executive Officer, the Chief Financial Officer, and other executive officers of 30%, 20%, and 15% respectively, of base salary. If the Company were to meet all three targets (achieving at least 100% of each individual target), the bonuses for the Chief Executive Officer, the Chief Financial Officer, and other executive officers would be, respectively, 55%, 35%, and 30% of base salary. The bonus amounts under the guidelines continue to increase with higher levels of performance. At the highest level of performance set forth in the guidelines (at least 109% of the target for annual revenue, at least 212% of the target for annual operating income, and at least 106% of the target for cash balances at year end), the bonuses for the Chief Executive Officer, the Chief Financial Officer, and other executive officers would be, respectively, 85%, 55%, and 45% of base salary.

The salaries of the Company’s executive officers were increased effective April 1, 2007. The new base salary for C. Nicholas Keating, Jr., President and CEO, is $415,000; the new base salary for John F. McGrath, Jr., Vice President and CFO, is $275,000; the new base salary for Gary Lau, Sr. Vice President, Government Sales, is $205,000; the new base salary for Talbot Harty, Vice President and General Manager, Voice and Mobility Solutions, is $250,000; and the new base salary for Frank Slattery, Vice President and General Counsel, is $225,000. The Company’s executive officers other than Mr. Lau, who is on a sales commission plan, received discretionary cash bonuses on May 4, 2007 in the amounts of $40,000 for Mr. Keating, $26,500 for Mr. McGrath, $24,000 for Mr. Harty, and $21,500 for Mr. Slattery.

PART III

Certain information required by Part III is omitted from this Form 10-K because N.E.T. will file its definitive proxy statement (“Proxy Statement”) pursuant to Regulation 14A within 120 days after the end of its fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated by reference into this Part III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding N.E.T.’s directors, audit committees and audit committee financial experts is contained in the Proxy Statement in the sections captioned “Directors”, “Director Nomination”, “Board Committees and Meetings” and “Director Independence; Financial Experts” and is incorporated herein by reference.

Information concerning compliance by officers, directors and 10% shareholders of the Company with Section 16 of the Exchange Act of 1934 is contained in the Proxy Statement in the section entitled “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” and is incorporated herein by reference.

Executive Officers

The executive officers of N.E.T. and their ages at May 25, 2007 are as follows:

Name

Age

Position

C. Nicholas Keating, Jr.

65

President, Chief Executive Officer and Director

Talbot A. Harty

43

Vice President and General Manager, Voice and Mobility Solutions

Gary L. Lau

58

Senior Vice President, Government Sales

John F. McGrath, Jr.

42

Vice President and Chief Financial Officer

Frank Slattery

46

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

Talbot A. Harty joined N.E.T in November 2003 and assumed the role of Vice President and General Manager, Voice and Mobility Solutions in October 2005. He previously served as Sr. Director of the Company’s Information Technology organization. From 2002 until he joined N.E.T., Mr. Harty was Vice President of Product Development at Perfect Commerce, a provider of on-demand supplier relationship management solutions. From 2000 to 2001, he served as Vice President of Product Marketing at Mobileum (now Roamware), a provider of value-added voice and data roaming services. Prior to that, Mr. Harty held senior positions in information technology, operations, and research and development at a number of high-technology companies. He also sits on technology advisory boards for a number of start-up companies.

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

Code of Ethics

Our Code of Business Conduct, which covers all directors and employees (including the Chief Executive Officer, Chief Financial Officer and Controller), meets the requirements of the SEC Rules promulgated under Section 406 of the Sarbanes-Oxley Act of 2002 for a code of ethics. The Code of Business Conduct is available free of charge on our Internet website located at www.net.com. In addition, any stockholder who wishes to obtain a printed copy of the Code of Business Conduct should write to:  Investor Relations, N.E.T., 6900 Paseo Padre Parkway, Fremont, California 94555-3660. Since adoption of the Code of Business Conduct, our Board has not granted a waiver of any of its provisions for any director or executive officer. Any future waivers or amendments will be disclosed on our Internet website.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding transactions with N.E.T.’s Directors and Executive Officers is contained in the Proxy Statement in the section captioned “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accountant fees and services is contained in the Proxy Statement in the section captioned “Relationship With Independent Registered Public Accounting Firm,” which is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1. Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of March 30, 2007 and March 31, 2006
Consolidated Statements of Operations and Comprehensive Loss for the years ended March 30, 2007, March 31, 2006 and March 25, 2005
Consolidated Statements of Cash Flows for the years ended March 30, 2007, March 31, 2006 and March 25, 2005
Consolidated Statements of Stockholders’ Equity for the years ended March 30, 2007, March 31, 2006 and March 25, 2005
Notes to Consolidated Financial Statements

2. Index to Consolidated Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes thereto.

Separate financial statements of the Registrant are omitted because the Registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements filed, in the aggregate, do not have a minority equity interest and/or long-term indebtedness to any person outside the consolidated group in an amount which together exceeds 5% of total consolidated assets at March 30, 2007.

3. Exhibits

Exhibit No.	Description	Reference
3.1	Registrant’s Restated Certificate of Incorporation, as amended.	(1)
3.2	Registrant’s Bylaws, as amended.	(1)
4.1	Indenture dated as of May 15, 1989 between Registrant and Morgan Guaranty Trust Company of New York.	(2)
4.2	Rights Agreement dated as of August 15, 1989 between Registrant and Equiserve, formerly The First National Bank of Boston, as amended.	(3)
4.2A	Amendment 3, dated October 2, 2002, to the Rights Agreement filed as Exhibit 4.2, above.	(4)
4.3	Certificate of Designations of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on August 24, 1989 (Exhibit 4.1 in the Registrant’s Form S-8 Registration Statement).	(5)
10.1	Asset Acquisition Agreement dated October 18, 2000, by and among CACI, Inc.-Federal, CACI International Inc, N.E.T. Federal, Inc., and Network Equipment Technologies, Inc. (as Exhibit 10).	(6)
10.14	Form of Director Indemnification Agreement as signed by all Directors of the Company.	(7)
10.15	Form of Officer Indemnification Agreement as signed by all Executive Officers of the Company.	(7)
10.23	Headquarters Facilities – Lease between Ardenwood Corporate Park Associates and Network Equipment Technologies, Inc. dated December 21, 2000.	(8)
10.31*	Registrant’s Amended and Restated 1993 Stock Option Plan, as amended May 16, 2003.	(4)
10.32	Registrant’s Amended and Restated 1997 Stock Option Program, as amended April 16, 2002 (as Exhibit 99.8).	(9)
10.33*	Registrant’s 1998 Employee Stock Purchase Plan, as amended May 16, 2003.	(4)
10.34*	2002 N.E.T. Europe Ltd. Employee Stock Purchase Plan (as Exhibit 99.3).	(10)
10.36	Business Loan Agreement and Security Agreement (Receivables) dated November 29, 2004, between the Company and Bank of America N.A.	(11)
10.36A	Amendment 1, executed October 18, 2005, to Business Loan Agreement and Security Agreement (Receivables) between the Company and Bank of America N.A.	(12)
10.36B	Amendment 2, executed effective October 27, 2006, to Business Loan Agreement and Security Agreement (Receivables) between the Company and Bank of America N.A.
10.37	Separation Agreement dated August 15, 2005 between the Company and Hubert A. J. Whyte.	(12)
10.38 *	Fiscal 2006 Bonus Plan.	(12)
10.38A *	Revised Fiscal 2006 Bonus Plan.	(12)
10.39 *	Form of Change of Control Agreement entered into on May 5, 2006 between the Company and each of C. Nicholas Keating, Jr., John F. McGrath, Jr., Talbot Harty and Frank Slattery.	(13)
10.40 *	Fiscal 2007 Compensation Plan for Gary L. Lau, Senior Vice President, Government Sales.	(15)
10.41 *	Form of Retention Bonus Agreement effective July 18, 2006 between each of John F. McGrath, Jr., Vice President and Chief Financial Officer, and Frank Slattery, Vice President and General Counsel.	(15)
21.1	Subsidiaries of Registrant (as of May 27, 2005, and unchanged as of May 25, 2007).	(14)
23.1	Consent of Independent Registered Public Accounting Firm.
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

(13)

Report on Form 8-K (Commission File No. 001-10255), filed on May 11, 2006.

(14)

Annual Report on Form 10-K (Commission File No. 001-10255) for the fiscal year ended March 25, 2005, filed on June 3, 2005.

(15)

Quarterly Report on Form 10-Q (Commission File No. 001-10255) for the fiscal quarter ended June 30, 2006, filed on August 8, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK EQUIPMENT TECHNOLOGIES, INC. (Registrant)
Date: May 25, 2007	By: /s/ C. NICHOLAS KEATING, JR. C. Nicholas Keating, Jr., President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ C. NICHOLAS KEATING, JR. C. Nicholas Keating, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	May 25, 2007
/s/ JOHN F. MCGRATH, JR. John F. McGrath, Jr.	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 25, 2007
/s/ DIXON R. DOLL Dixon R. Doll	Chairman of the Board	May 25, 2007
/s/ FREDERICK D. D’ALESSIO Frederick D. D’Alessio	Director	May 25, 2007
/s/ DAVID R. LAUBE David R. Laube	Director	May 25, 2007
/s/ PETER SOMMERER Peter Sommerer	Director	May 25, 2007

NETWORK EQUIPMENT TECHNOLOGIES, INC.

SCHEDULE II

Valuation and Qualifying Accounts

(In thousands) Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deduction/ write-offs	Balance at end of period
For the year ended March 25, 2005:
Allowance for doubtful accounts and sales returns	$240	$32	$22	(1)	$(63)	$231
For the year ended March 31, 2006:
Allowance for doubtful accounts and sales returns	$231	$133	$141	(1)	$(369)	$136
For the year ended March 30, 2007:
Allowance for doubtful accounts and sales returns	$136	$13	$52	(1)	$(162)	$39

(1)  Amount represents additions or deductions to accounts receivable allowances representing sales return reserve that were charged or credited primarily to revenue.