Form 10-Q
period 2007-06-29
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2007-08-08
CIK 752431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

 ☒

Quarterly Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934
For the quarterly period ended June 29, 2007.

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
☐ Yes  ☒ No

The number of shares outstanding of the registrant's Common Stock, par value $.01, as of July 27, 2007 was 26,714,000.

NETWORK EQUIPMENT TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited — in thousands, except par value)

	June 29, 2007	March 30, 2007
Current assets:
Cash and cash equivalents	$11,680	$10,479
Short-term investments	84,931	79,653
Accounts receivable, net of allowances of $31 at June 29, 2007 and $39 at March 30, 2007	11,392	14,822
Inventories	13,503	10,452
Prepaid expenses and other assets	4,205	3,242
Total current assets	125,711	118,648
Property and equipment, net	11,275	10,581
Other assets	7,158	4,790
Total assets	$144,144	$134,019
Current liabilities:
Accounts payable	$11,713	$8,569
Accrued liabilities	12,584	15,274
Total current liabilities	24,297	23,843
Long-term liabilities:
7 ¼% redeemable convertible subordinated debentures	24,706	24,706
Other long-term liabilities	4,230	3,886
Total long-term liabilities	28,936	28,592
Stockholders’ equity:
Preferred stock ($0.01 par value; 5,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 50,000 shares authorized; 26,714 and 25,727 shares outstanding at June 29, 2007 and March 30, 2007)	267	257
Additional paid-in capital	212,588	204,439
Treasury stock	(7,462)	(7,326)
Accumulated other comprehensive income	583	542
Accumulated deficit	(115,065)	(116,328)
Total stockholders’ equity	90,911	81,584
Total liabilities and stockholders’ equity	$144,144	$134,019

See accompanying notes to condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited — in thousands, except per share amounts)

	Three Months Ended
	June 29, 2007	June 30, 2006
Revenue:
Product	$22,991	$14,830
Service and other	3,350	2,614
Total revenue	26,341	17,444
Costs of revenue:
Cost of product revenue	9,508	5,818
Cost of service and other revenue	2,905	2,373
Total cost of revenue	12,413	8,191
Gross margin	13,928	9,253
Operating expenses:
Sales and marketing	4,536	4,634
Research and development	6,050	5,401
General and administrative	2,691	3,265
Restructure and other costs (benefit)	1	(2)
Total operating expenses	13,278	13,298
Income (loss) from operations	650	(4,045)
Interest income	1,148	807
Interest expense	(456)	(463)
Other expense, net	(21)	(1)
Income (loss) before taxes	1,321	(3,702)
Income tax provision	58	2
Net income (loss)	$1,263	$(3,704)

Basic and diluted net income (loss) per share	$0.05	$(0.15)

Common and common equivalent shares:
Basic	26,270	24,831
Diluted	27,338	24,831

Consolidated Statements of Comprehensive Income (Loss):
Net income (loss)	$1,263	$(3,704)
Other comprehensive income (loss), net of taxes:
Cumulative translation adjustments	212	256
Net unrealized gain (loss) on securities	(171)	64
Comprehensive income (loss)	$1,304	$(3,384)

See accompanying notes to condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited — in thousands)

	Three Months Ended
	June 29, 2007	June 30, 2006
Cash and cash equivalents at beginning of period	$10,479	$6,928
Cash flows from operating activities:
Net income (loss)	1,263	(3,704)
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	1,394	1,855
Loss on disposition of property and equipment	62	—
Stock-based compensation expense	457	261
Changes in assets and liabilities:
Accounts receivable	3,430	940
Inventories	(3,432)	1,943
Prepaid expenses and other assets	(1,208)	400
Accounts payable	1,894	(1,208)
Accrued liabilities	(2,428)	(1,661)
Net cash provided by (used in) operating activities	1,432	(1,174)
Cash flows from investing activities:
Purchases of short-term investments	(20,898)	(13,836)
Proceeds from sales and maturities of short-term investments	15,449	17,185
Payment for license and development	(1,250)	—
Purchases of property and equipment	(1,310)	(514)
Other, net	—	(119)
Net cash provided by (used in)investing activities	(8,009)	2,716
Cash flows from financing activities:
Issuance of common stock	7,651	71
Repurchase of common stock	(136)	—
Excess tax benefit from stock-based compensation	51	—
Net cash provided by financing activities	7,566	71
Effect of exchange rate changes on cash	212	257
Net increase in cash and cash equivalents	1,201	1,870
Cash and cash equivalents at end of period	$11,680	$8,798

Other cash flow information:
Cash paid during the period for:
Interest	$896	$897
Non-cash investing activities:
Unrealized gain (loss) on available-for-sale securities	$(171)	$64
Investment in license and development	1,250	—
Taxes paid for income, net of excess tax benefit from stock-based compensation of $51 at June 29, 2007 and $0 at June 30, 2006	2	6

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

Basis of Presentation:    The Company’s fiscal year ends on the last Friday in March. In most years, the fiscal year is 52 weeks, with each quarter comprised of thirteen weeks, which allows comparability of quarter over quarter results. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position as of June 29, 2007 and the results of operations and cash flows for the three month periods ended June 29, 2007 and June 30, 2006. These financial statements should be read in conjunction with the March 30, 2007 audited consolidated financial statements and notes thereto. The results of operations for the three months ended June 29, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending March 28, 2008.

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

Income Taxes:    Effective the beginning of fiscal 2008, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. See Note 8.

Recently Issued Accounting Standards:    In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which allows entities to choose to measure certain financial instruments and certain other items at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which is the Company’s fiscal 2009. The Company will evaluate the effect on its consolidated financial statements of adopting SFAS 159.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, which is the Company’s fiscal 2009, and is also effective for interim periods within the fiscal year. The Company will evaluate the effect on its consolidated financial statements of adopting SFAS 157.

Note 3.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs. Inventories consisted of the following:

(in thousands)	June 29, 2007	March 30, 2007
Purchased components	$5,095	$4,082
Work-in-process	7,691	5,401
Finished goods	717	969
	$13,503	$10,452

Note 4.  Income (Loss) Per Share

The following table sets forth the computation of the numerator and denominator used in the computation of basic and diluted net income (loss) per share:

	Three Months Ended
(in thousands, except per share amounts)	June 29, 2007	June 30, 2006
Numerator:
Net income (loss)	$1,263	$(3,704)
Denominator-weighted average shares of common stock outstanding:
For basic income (loss) per share	26,270	24,831
Effect of dilutive common stock equivalents from stock-based compensation	1,068	—
For diluted income (loss) per share	27,338	24,831
Net income (loss) per share, basic and diluted	$0.05	$(0.15)

The denominator for basic net income (loss) per share is the weighted average number of unrestricted common shares outstanding for the periods presented. In periods of net income, the denominator for diluted net income per share also includes potentially dilutive shares, which consist of shares issuable upon the exercise of dilutive stock options and contingently issuable shares. These shares, which are excluded from the computations of diluted net loss per share as they are anti-dilutive and reduce the loss per share, totaled 32,000 for the first quarter of fiscal 2007.

There are 784,000 shares of common stock issuable upon conversion of debentures. These shares and the related effect of the accrued interest on the debentures are excluded from the calculation of diluted income (loss) per share for each period presented, as their inclusion would have been anti-dilutive.

Note 5.  Restructure and Other Costs (Benefit)

The net restructure cost of $1,000 for the three months ended June 29, 2007 relates primarily to adjustments to prior restructurings. The benefit of $2,000 for the three months ended June 30, 2006, relates primarily to the reversal of accruals upon expiration of employee benefits that were accrued in prior restructurings.

The liability for restructuring was $4.5 million at June 29, 2007, as shown in the table below. Components of accrued restructure costs and changes in accrued amounts related to restructuring during fiscal 2008 are as follows:

(in thousands)	Employee Separation Costs & Other	Lease Write-offs, Office Closure Costs & Other	Total
Balance at March 30, 2007	$564	$4,664	$5,228
Provision	16	—	16
Benefit	—	(15)	(15)
Payments	(231)	(633)	(864)
Other (1)	—	85	85
Balance at June 29, 2007	$349	$4,101	$4,450

(1)

Consists primarily of accretion of implied interest on the remaining liability for lease and other exit costs associated with the Company’s former manufacturing facility, which the Company vacated at the end of fiscal 2007. The Company executed a sublease for a portion of the facility early in the second quarter of fiscal 2008 on financial terms consistent with prior estimates.

The balance at June 29, 2007 includes $1.9 million included in other long term liabilities for lease and other exit costs for the vacated facility for periods beyond a year, net of sublease income.

Note 6.  License and Development Agreement

In October 2005, the Company entered into a license and development agreement with a third-party technology supplier, under which the Company acquired a license to manufacture and distribute the supplier’s high-speed networking platform. In June 2007, the agreement was amended to include an additional, more advanced, platform. Under the 2005 agreement and the 2007 amendment, each party agreed to perform development and other activities to bring new products to market and the Company obtained certain rights to market these products. Under the 2005 agreement, the Company paid $3.0 million in license and development fees and capitalized the amount in other assets in the accompanying condensed consolidated balance sheets. The Company began amortizing this amount in the second half of fiscal 2007 concurrent with the sale of the initial platform. Amortization of $337,000 was recorded for the three months ended June 29, 2007.

Under the 2007 amendment, the Company has agreed to pay an additional $5.0 million in four equal installments to the supplier for the advanced platform and an extended exclusive right to market. The first installment was paid in June 2007, the second is due in September 2007, and the remaining two will be due at separate future dates dependent upon the supplier’s delivery of future enhancements of the advanced platform. The Company has determined that the right to market, as amended, has a value separate from the prepaid license fee, and has allocated the $5.0 million between the two components, based on their fair value, with $1.7 million allocated to the right to market, and $3.3 million allocated to prepaid license fees. These amounts will be amortized over the estimable life of each component. At June 29, 2007, of the $2.5 million representing the first two installments, $800,000 for the right to market and $1.7 million for the prepaid license fee have been capitalized in other assets on the accompanying condensed consolidated balance sheets, with no amortization to date.

In addition to these payments, the Company owes royalties on sales of the products, which began in the second half of fiscal 2007. These royalties totaled $217,000 and $0 for the three months ended June 29, 2007 and June 30, 2006, respectively.

The supplier also serves as a reseller of the platform and the parties have made occasional purchases and sales to each other of inventory components and pre-production units. In connection with these arrangements, the Company invoiced the supplier $163,000 for the three months ended June 30, 2006. No such transactions occurred during the three months ended June 29, 2007. At June 29, 2007, the Company owed $217,000 for royalties to the supplier.

The Company’s President and CEO served as a member of the board of directors of the supplier through March 2007.

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

Components of the warranty accrual, which is included in accrued liabilities in the accompanying condensed consolidated balance sheets, were as follows:

	Three Months Ended
(in thousands)	June 29, 2007	June 30, 2006
Balance at beginning of period	$62	$84
Charges to cost of goods sold	30	31
Charges to warranty accrual	(13)	(43)
Other adjustments (1)	(47)	3
Balance at end of period	$32	$75

(1)

Adjustments result from changes in warranty cost estimates related to labor costs to repair products and frequency of warranty claims.

Note 8.  Income Taxes

The Company recorded tax provisions of $58,000 and $2,000 for the three months ended June 29, 2007 and June 30, 2006, respectively. The income tax provision for the three months ended June 29, 2007 was primarily for U.S. federal alternative minimum tax as well as other minimum taxes in various jurisdictions. The provision for the three months ended June 30, 2006 was primarily for minimum taxes in various jurisdictions. The Company’s effective tax rate of 4.4% for the three months ended June 29, 2007 is the best current estimate, although relatively small changes in forecasted profitability for the remainder of the current year could significantly affect the projected annual effective rate. Accordingly, the Company’s effective tax rate for the remainder of the current fiscal year may fluctuate significantly.

Effective the beginning of fiscal 2008, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax positions for recognition by determining if the available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be reached upon ultimate settlement. As a result of adoption, the Company recognized no change in income tax liabilities. As of the adoption date, the Company had gross unrecognized tax benefits of $8.8 million. The total amount of tax benefits, if recognized, that would affect the effective tax rate was $412,000. Consistent with the provisions of FIN 48, the Company reclassified $412,000 of current income tax liabilities resulting in a $412,000 increase to non-current income taxes payable.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of the date of adoption of FIN 48, the Company had accrued $74,000 for interest and penalties related to uncertain tax positions.

As of the date of adoption of FIN 48, tax years from 2001 in the U.S. and the Company’s primary foreign jurisdictions remain open for examination. Although the timing of resolution and closure of audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next twelve months.

The Company has incurred tax losses in the last several fiscal years and, as of the date FIN 48 was adopted, had approximately $126.1 million of federal net operating loss carryforwards and $36.2 million of state operating loss carryforwards available expiring in the years 2013 through 2027. Currently, the Company believes that it is more likely than not that the net deferred tax asset will not be realized and therefore has recorded a valuation allowance for the entire balance. In future years, these benefits are available to reduce or eliminate taxes on future taxable income.

As of the date FIN 48 was adopted, the Company had available federal research and development tax credit carryforwards of approximately $2.4 million expiring in the years 2008 through 2027 and alternative minimum tax credit carryforwards of approximately $2.5 million available indefinitely. California research and development tax credit carryforwards of approximately $9.7 million are also available indefinitely.

Note 9.  Financing Arrangements

The Company has a Business Loan Agreement and Security Agreement (Receivables) with Bank of America which provides for a $7.0 million line of credit. The line is available both for cash advances and for standby letters of credit and bears interest at the bank’s prime rate for cash advances and at prime minus 1% for letters of credit (7.25% at June 29, 2007). The line matures in October 2007 and is secured by the Company’s accounts receivable. The agreement requires immediate repayment of all amounts outstanding if the Company’s cash balance, defined as the sum of unrestricted cash and short and long term investments, declines more than $10.0 million during a quarter or $30.0 million during the preceding twelve months. As of June 29, 2007, $415,000 in letters of credit were outstanding.

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

Restricted stock awards granted under the stock option plans are independent of option grants and are subject to restrictions. Awards issued during fiscal 2007 and 2008 are subject to forfeiture if employment or services are terminated prior to the release of restrictions, which occurs on a ratable basis over two years from the date of grant. Until the restriction is released, the shares cannot be transferred. These shares have the same cash dividend and voting rights as other common stock and are considered as issued and outstanding. The cost of the awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse.

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

Stock Compensation Expense:    Effective the beginning of fiscal 2007, the Company adopted the fair value recognition provisions of SFAS 123R, requiring recognition of the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award rather than apply intrinsic value measurement provisions of APB 25. Under SFAS 123R, the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost for grants made under the ESPP. However, since the ESPP was indefinitely suspended in fiscal 2006, no significant compensation expense has been recognized at or since the adoption of SFAS 123R. The Company recognizes compensation expense for all share-based payment awards granted subsequent to fiscal 2006 on a straight-line basis over the respective requisite service period of the awards. Compensation expense for share-based payment awards granted on or prior to March 31, 2006 but not vested as of March 31, 2006, is recognized on an accelerated basis.

The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations as a result of adopting SFAS 123R:

	Three Months Ended
(in thousands)	June 29, 2007	June 30, 2006
Cost of revenue	$56	$34
Sales and marketing	117	57
Research and development	76	78
General and administrative	208	89
	$457	$258

There was no stock-based compensation cost capitalized as part of inventory during the three months ended June 29, 2007. As required by SFAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

Determining Fair Value:

Valuation and amortization method:   The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. The fair value is being amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Expected Term:   During the year ended March 30, 2007, the Company derived the expected term of options from the midpoint between the vesting and contractual term, as described in the SEC’s Staff Accounting Bulletin No. 107 (SAB 107). The use of the SAB 107 method expires in December 2007. As a result, the Company revised its method of estimating the expected term of options in fiscal 2008, using vesting periods of awards and historical data such as past experience and post vesting cancellations.

Expected Volatility:   The Company’s computation of expected volatility for the quarter ended June 29, 2007 is based on historical volatility commensurate with the expected term of the options.

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

The fair value of the Company’s stock option awards granted to employees was estimated using the following weighted-average assumptions:

	Three Months Ended
	June 29, 2007	June 30, 2006
Expected term, in years	5.24	6.08
Expected volatility	55.6%	66.0%
Risk-free interest rate	4.92%	5.11%
Expected dividends	—	—
Weighted average fair value	$5.80	$2.14

At June 29, 2007, the total compensation cost related to unvested stock-based awards not yet recognized, net of estimated forfeitures, was approximately $5.2 million. The weighted-average period during which the cost will be amortized, which will be adjusted for subsequent changes in estimated forfeitures, was approximately 2.7 years.

Stock Options & Awards Activity:    Activity in the Company’s option plans is summarized below:

Options:	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at March 30, 2007	5,556,940	$6.91	5.90	$16,480
Granted	677,000	10.72
Exercised	(987,955)	7.74
Forfeited and expired	(132,836)	11.21
Outstanding at June 29, 2007	5,113,149	$7.14	6.74	$13,923
Vested and expected to vest at June 29, 2007	4,622,873	$7.13	6.46	$12,585
Exercisable at June 29, 2007	3,163,525	$7.20	5.16	$8,242

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at June 29, 2007, for options outstanding as of that date.

Restricted stock awards:	Shares	Weighted Average Grant Date Fair Value
Nonvested stock at March 30, 2007	167,535	$3.28
Granted	16,000	10.75
Vested	(33,060)	3.26
Forfeited	(4,150)	6.85
Nonvested stock at June 29, 2007	146,325	$3.99

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the condensed consolidated financial statements included in this 10Q and Part II of our Form 10-K for the fiscal year ended March 30, 2007. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. A forward-looking statement may contain words such as “plans,” “hopes,” “believes,” “estimates,” “will,” “continue to,” “expect to,” “anticipate that,” “to be,” or “can affect.” Forward-looking statements are based upon management expectations, forecasts and assumptions that involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Many factors may cause actual results to vary including, but not limited to, the factors discussed in this Form 10-Q and our most recently filed Form 10-K. The Company expressly disclaims any obligation or undertaking to revise or publicly release any updates or revisions to any forward-looking statement contained in this Form 10-Q except as required by law. Investors should carefully review the risk factors described in this Form 10-Q and our most recently filed Form 10-K, along with other documents the Company files from time to time with the Securities and Exchange Commission (SEC).

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

Vacated Facilities:   In the fourth quarter of fiscal 2007, we took a charge of $10.1 million for the estimated future net costs of our former manufacturing facility. In determining the amount of this charge, we made certain estimates, including future sublease rents to be received, future rent increases to be paid to our current landlord, allocation of original construction costs, and future operating costs. We executed a sublease for a portion of the facility early in the second quarter of fiscal 2008, on financial terms consistent with the estimates. This liability will be adjusted over the remaining term of the lease for future changes in terms, estimates used, or actual costs incurred and sublease revenues received.

Deferred Taxes:   Effective the beginning of fiscal 2008, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with our accounting policy, we recognize interest and penalties related to income tax matters in income tax expense. This policy did not change as a result of our adoption of FIN 48.

As of the date of adoption, tax years from 2001 in the U.S. and our primary foreign jurisdictions remain open for examination. Although the timing of resolution and closure of audits is highly uncertain, we do not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next twelve months.

We have incurred tax losses in prior fiscal years and, at March 30, 2007, had an estimated $126.1 million of federal net operating loss carryforwards and $36.2 million of state operating loss carryforwards available expiring in the years 2013 through 2027. Currently, we believe that it is more likely than not that the net deferred tax asset will not be realized and therefore we have recorded a valuation allowance for the entire balance. In future years, these benefits are available to reduce or eliminate taxes on future taxable income.

Results of Operations

The following table sets forth selected data derived from our condensed consolidated statements of operations expressed as a percentage of revenue for the periods presented:

	Three Months Ended
	June 29, 2007	June 30, 2006
Percent of revenue
Product	87.3%	85.0%
Service and other	12.7	15.0
Total revenue	100.0	100.0

Product gross margin	58.6	60.8
Service and other gross margin	13.3	9.2
Total gross margin	52.9	53.0

Sales and marketing	17.2	26.6
Research and development	23.0	30.9
General and administrative	10.2	18.7
Restructure and other costs (benefit)	0.0	0.0
Total operating expenses	50.4	76.2
Income (loss) from operations	2.5	(23.2)

Other income (expense), net	(0.1)	0.0
Interest income, net	2.6	2.0
Income (loss) before taxes	5.0	(21.2)
Income tax provision	0.2	0.0
Net income (loss)	4.8%	(21.2)%

Overview and Highlights

•

We achieved a profit in the current quarter after incurring losses in the previous ten quarters. Improvement in revenue on stable operating expenses produced income from operations of $650,000 in the current quarter compared to a loss from operations of $4.0 million in the first quarter of fiscal 2007. Operating expenses in the current quarter benefited from eliminating the expense of an under-utilized facility, on which we took a restructure charge in the fourth quarter of fiscal 2007.

•

Total revenue of $26.3 million increased 51.0% from the prior year comparable quarter. Product revenue was at its highest level in the most recent quarter as compared to the past nine quarters primarily due to increased business from the government sector, both domestic and international, particularly of IP-based products.

•

Sales of the new VX Series platform contributed approximately 27% to product revenue in the current quarter. The VX Series, our voice exchange platform, leverages features of our former SHOUT product to provide a voice-over-IP (VoIP) enablement solution with advanced network control and security features. In the first quarter of fiscal 2008, we achieved a number of significant sales to systems integrators fulfilling program requirements for various government agencies. In addition to secure voice applications for the government, the VX Series platform provides enterprise customers with telephony integration for unified communications and unified messaging.

•

Our Promina product sales and sales to the government sector continue to account for the substantial majority of our revenue. As a percent of total revenue, our sales to the government sector have increased in recent years and represented more than 90% of total revenue in the current quarter. As a percent of product revenue, our Promina sales have declined in recent years, but still account for the majority of our product revenue. We expect our mix of product sales and our sector mix to fluctuate quarter to quarter, as our customers continue to move to IP-based communications. Spending by government customers is dependent upon the size of budget allocations and, particularly in our fiscal third quarter, the timely passage of the annual federal budget. The following table shows product revenue from our Promina product and revenue from our government customers:

	Three Months Ended
(in thousands)	June 29, 2007	June 30, 2006
Promina product revenue	$13,245	$12,186
% of product revenue	57.6%	82.2%
Revenue from government customers	$24,596	$15,527
% of total revenue	93.4%	89.0%

•

We are progressing on our new product initiatives. Our NX Series network exchange products are targeted to high speed communications among geographically distributed storage area networks (SANs) and secure grid computing clusters, as well as tactical military and disaster preparedness applications. During the third quarter of fiscal 2007, we began shipping our NX5010 high-speed network exchange platform. Our NX1000 Series multi-service wide area network (WAN) switch was released for general availability in the first quarter of fiscal 2008, and we expanded our existing relationship with Bay Microsystems at the end of the first quarter of fiscal 2008 for advanced products in this series.

•

Our cash position remains strong. Total cash, which includes cash equivalents and short-term investments, was $96.6 million at June 29, 2007. This compares to $90.1 million at March 30, 2007.

Revenue

	Three Months Ended
(in thousands)	June 29, 2007	June 30, 2006	Change
Product	$22,991	$14,830	55.0%
Service and other	3,350	2,614	28.2
Total revenue	$26,341	$17,444	51.0%

Total revenue in the three months ended June 29, 2007 was higher than the comparable prior year period due primarily to an increase in our government business, both domestic and international. Revenue from government customers increased $9.1 million or 58.4% compared to the prior-year first quarter, even though the prior year period included recognition of $1.5 million in previously deferred revenue from our contract with NATO, on which we achieved final acceptance later in fiscal 2007. The increase in revenue from our government business is due to increased demand by government customers for tactical and mobile applications, including an increase of $5.9 million in product revenue from sales of our VX and NX5010 products. EDO Corporation, a government systems integrator, accounted for $10.4 million, or approximately 40%, of total revenue in the three months ended June 29, 2007, purchasing products in both our Promina and VX series products. Sales to the government sector may continue to fluctuate as the government balances its communications infrastructure needs and budget constraints. A substantial portion of the revenue generated from our government customers is based on our contract with the General Services Administration (GSA). Our current GSA contract is up for renewal for a multi-year period, pending agreement on new pricing and other terms, and in the interim has been extended through September 30, 2007. Assuming the contract is renewed by the GSA, we expect some of the discounts provided to the government to be higher than those in the current contract, which could have an adverse effect on the amount of future government revenue.

Product revenue increased primarily due to the growth in government sales.

Service revenue increased primarily as a result of our expanded relationship with CACI International, which began in the fourth quarter of fiscal 2007 and provided $1.1 million of revenue in the three months ended June 29, 2007. Through a contractual arrangement, CACI has had certain rights to provide maintenance and other services to our Federal customers. Under the new arrangement, both NET and CACI sell services for NET’s product lines, and each company is responsible for various aspects of service delivery. Revenue from maintenance and training services is shared between the companies, with the percentage determined based upon revenue levels. The first quarter of fiscal 2007 included a retention and service payment of approximately $500,000 from our contract with NATO, on which we achieved final acceptance later in fiscal 2007.

Significant fluctuations in our service revenue can occur as a result of factors affecting the timing of the recognition of revenue, including customer deployment schedules and contractual acceptance provisions.

Gross Margin

	Three Months Ended
	June 29, 2007	June 30, 2006
Product gross margin	58.6%	60.8%
Service and other gross margin	13.3	9.2
Total gross margin	52.9%	53.0.	%

Total gross margin was essentially unchanged from the prior year period though product gross margin decreased approximately 2% and service and other gross margin increased approximately 4%.

The decrease in product gross margin is due primarily to the fact that product gross margins in the prior-year period were aided by the recognition of the $1.5 million of previously deferred revenue from the NATO contract, which had no associated product cost. The current period also included early sales of our new NX5010 product, which had lower margin than our established products. Product gross margin can be significantly affected by the mix of products sold, including the extent of third-party products sold, which typically carry lower margins than other products. Revenue from sales of third-party products increased approximately $570,000 in the three month period ended June 29, 2007 as compared to the comparable prior year period. The introduction of new products, which typically have lower gross margins as a result of customary discounting for early customers and higher per-unit costs associated with low purchase volumes of components, will affect margins as we transition from our established Promina product to newer products.

The increase in service and other gross margin in three months ended June 29, 2007, compared to the prior year comparative period, primarily relates to revenue from the CACI revenue sharing agreement, offset by additional costs from CACI and slightly higher fixed costs for our service department. Service and other gross margin is affected primarily by the number of customers on maintenance contracts, our contractual relationships with service partners, and the mix of services provided. Until the Company expanded its relationship with CACI in the fourth quarter of fiscal 2007, our government customers primarily received service from CACI. CACI received a majority of the revenue even where we had the contractual relationship with the customer, which adversely affected our service margin. Service gross margin will typically vary over time due to the timing of service contract initiations and renewals, customer training schedules, and changes in the mix of services between fixed-cost or time and materials based services.

Operating Expenses

	Three Months Ended
(in thousands)	June 29, 2007	June 30, 2006	Change
Sales and marketing	$4,536	$4,634	(2.1)%
Research and development	6,050	5,401	12.0
General and administrative	2,691	3,265	(17.6)
Restructure and other costs (benefit)	1	(2)	150.0
Total operating expenses	$13,278	$13,298	(0.2)%

Total operating expenses were essentially unchanged in the three months ended June 29, 2007 as compared to the same period in the prior year, though research and development costs increased $649,000 while sales and marketing expense decreased $98,000 and general and administrative expense decreased $574,000. Overall depreciation costs included in operating expenses decreased in all areas of the company as we reduced capital spending and more fixed assets became fully depreciated. This included a reduction of approximately $380,000 related to our old ERP system, which was fully depreciated at the end of fiscal 2007 and is expected to be replaced in the second half of the current fiscal year.

The primary factors affecting specific operating expenses were:

•

Sales and marketing expense decreased as a result of reductions in sales personnel in our international and carrier sales forces.

•

Research and development spending increased approximately $780,000 as a result of new product initiatives, offset by a reduction in depreciation of approximately $130,000.

•

General and administrative expense decreased primarily as a result of the elimination of quarterly expense of $770,000 associated with our former manufacturing facility. In the fourth quarter of fiscal 2007 we vacated the facility and took a related restructure charge of $10.1 million, of which $5.4 million related to the write off of leasehold improvements. The write off eliminated quarterly operating expense of $850,000, offset by implied interest on the remaining portion of the liability, which was $80,000 in the first quarter of fiscal 2008. Also contributing to the reduction was a decrease in legal fees of $160,000. Offsetting these savings, compensation related expense increased $330,000 as a result of an accrual of $187,000 for contingent compensation, a $119,000 increase in stock-based compensation expense, and additional amounts for associated employer-paid benefit costs.

Non-Operating Items

	Three Months Ended
(in thousands)	June 29, 2007	June 30, 2006	Change
Interest income	$1,148	$807	42.3%
Interest expense	(456)	(463)	(1.5)
Other expense, net	(21)	(1)	2000.0%

Interest income increased in the first three months of fiscal 2008 from the prior year comparative period primarily due to increased cash balances, as well as higher yields on our short-term investments. Total cash was $96.6 million, and $84.8 million, at June 29, 2007 and June 30, 2006, respectively.

Interest expense in both periods consisted primarily of the interest on our 7 1/4% convertible subordinated debentures.

Other expense, net, was comprised of:

	Three Months Ended
(in thousands)	June 29, 2007	June 30, 2006
Gain (loss) on foreign exchange	$(22)	$16
Realized gain (loss) on investments	2	(10)
Other	(1)	(7)
	$(21)	$(1)

Income Tax Provision

Income tax provision was $58,000 and $2,000 for the three months ended June 29, 2007 and June 30, 2006, respectively. The income tax provision for the three months ended June 29, 2007 was primarily for federal alternative minimum taxes. The provision for the three months ended June 30, 2006 was primarily for minimum taxes in various jurisdictions. Our effective tax rate of 4.4% for the three months ended June 29, 2007 is our best current estimate, although relatively small changes in forecasted profitability for the remainder of the current year could significantly affect the projected annual effective rate. Accordingly, our effective tax rate for the remainder of the current fiscal year may fluctuate significantly.

Effective the beginning of fiscal 2008, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We recognized no change in income tax liabilities as a result of adoption. As of the date of adoption, tax years from 2001 in the U.S. and our primary foreign jurisdictions remain open for examination. Although the timing of resolution and closure of audits is highly uncertain, we do not believe it is reasonably possible that our unrecognized tax benefits would materially change in the next twelve months.

Liquidity and Capital Resources

Typically, our primary sources of liquidity and capital resources are our cash balances, cash provided by operating activities, and committed credit lines:

Cash Balances:    As of June 29, 2007, we had cash balances of $96.6 million, including cash equivalents and short-term investments, as compared to $ 90.1 million as of March 30, 2007.

Net Cash Provided by (Used in) Operating Activities:    The improvement in net cash provided by operating activities for the three months ended June 29, 2007 as compared to the comparable period in fiscal 2007 is the result of increased revenue with lower accounts receivable, coupled with an increase in accounts payable resulting primarily from increasing inventory. We built inventory in anticipation of our transition to our new contract manufacturer. We also used cash of $795,000 to settle a liability to the GSA accrued at March 30, 2007 related to the GSA’s review of compliance with our contract. Days sales outstanding (DSO) was 39 days and 46 days at June 29, 2007 and June 30, 2006, respectively. We typically expect our DSO to be between 60 and 70 days. The lower DSO of 39 at June 29, 2007 resulted from more linear sales in the first quarter of fiscal 2008, allowing more receivables to be collected by the end of the quarter.

Non-cash adjustments to reconcile net income to net cash provided by (used in) operating activities in the three months ended June 29, 2007 primarily relate to depreciation, amortization, and accretion of $1.4 million and costs of stock-based compensation of $457,000. The costs of stock-based compensation increased as compared to the prior year as a result of increases in grants of stock-based compensation and fair value of the awards since the second half of the prior fiscal year as our stock price has increased.

Net Cash Provided by (Used in) Investing Activities:    The increase in net cash used in investing activities in the three months ended June 29, 2007 as compared to the comparable period in fiscal 2007 was made possible as we generated more cash from financing activities in the current period from exercises of stock-based awards, reducing the need to liquidate short-term investments. Purchases of short-term investments exceeded sales and maturities by $5.4 million in the three months ended June 29, 2007, whereas proceeds from sales and maturities exceeded purchases by $3.3 million in the three months ended June 30, 2006. We also paid $1.3 million under our expanded agreement with a third-party technology supplier in the first quarter of fiscal 2008, as well as increased spending by $796,000 for property and equipment. We will make an additional payment of $1.3 million to the supplier in September 2007, and additional amounts totaling $2.5 million in later periods, dependent upon deliverables by the supplier. We expect future investments in technology projects and property and equipment to be greater than the amount invested during fiscal 2007 as we anticipate increased investment in product development activities.

Net Cash Provided by Financing Activities:    Net cash provided by financing activities in the first three months of fiscal 2008 was $7.6 million from issuance of common stock under stock-based compensation plans, as compared to $71,000 in the comparable prior year period. We received $5.6 million of proceeds from exercises of stock-based awards by the former CEO, who now has no remaining stock options. Future proceeds to us from the issuance of common stock under employee stock plans will be affected primarily by fluctuations in our stock price. During the three months ended June 29, 2007, we repurchased restricted stock from employees for payment of withholding tax obligations arising from the vesting of restricted stock awards; these awards did not have a vesting date during the three months ended June 30, 2006.

Non cash Investing Activities:    The primary non-cash investing activity in the first quarter of fiscal 2008 was the accrual of the second payment of $1.3 million to the third-party technology supplier due September 2007.

Credit Lines:    We maintain a $7.0 million line of credit that is available both for cash advances and for standby letters of credit. It bears interest at the bank’s prime rate for cash advances and at prime minus 1% for letters of credit (7.25% at June 29, 2007). The line, which expires in October 2007, is secured by our accounts receivable. The agreement requires immediate repayment of all amounts outstanding if our cash balance, defined as the sum of unrestricted cash and short and long-term investments, declines more than $10.0 million from the previous quarter or $30.0 million during the preceding twelve months. As of June 29, 2007, $415,000 in letters of credit were outstanding.

Contractual Obligations and Commercial Commitments:    Our contractual obligations consist of facilities leases with noncancellable terms in excess of one year, principal and interest on our 7 ¼% redeemable convertible subordinated debentures, and a license and development agreement with a third party to develop new products. We executed a sublease for a portion of our vacated former manufacturing facility early in the second quarter of fiscal 2008 on financial terms consistent with prior estimates.

Included in the operating lease amounts are payments on our vacated facilities in Fremont and Canada, of which $3.5 million, representing the discounted value of the lease payments, net of sublease income, is accrued in our restructure liability at June 29, 2007.

In the normal course of business, we enter into contractual commitments to purchase materials and components from suppliers in exchange for favorable pricing or more beneficial terms. As of June 29, 2007, there were no such outstanding commitments.

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

Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which allows entities to choose to measure certain financial instruments and certain other items at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which is our fiscal 2009. We will be evaluating the effect on our consolidated financial statements of adopting SFAS 159.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, which is our fiscal 2009, and interim periods within the fiscal year. We will be evaluating the impact on our consolidated financial statements of adopting SFAS 157.

Effective the beginning of fiscal 2008, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of adoption, we recognized no change in income tax liabilities. The total amount of tax benefits, if recognized, that would affect the effective tax rate was $412,000. At this time, we cannot estimate the possible change in unrecognized tax benefits.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There is no material change in the information reported under Part II, Item 7A of our 10-K for the fiscal year ended March 30, 2007 other than a 10% adverse change in market interest rates would decrease the fair value of our investment portfolio by approximately $450,000, as compared to a decrease of approximately $400,000 as of March 30, 2007. Also, a 10% adverse change in the foreign currency rates affecting our foreign exchange contracts as of their June 29, 2007 levels would decrease the fair value of the contracts by approximately $600,000, as compared to a decrease of approximately $700,000 for the contracts as of March 30, 2007.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Section 13(a) or Section 15(d), management, under the supervision and with the participation of the chief executive officer (CEO) and chief financial officer (CFO), evaluated the effectiveness of our disclosure controls and procedures at the end of the period covered by this report as well as any changes in disclosure controls and procedures that occurred during the period covered by this report. Our management, including our CEO and CFO, has concluded that our disclosure controls and procedures are effective as of June 29, 2007.

No changes in our internal control over financial reporting occurred during the quarter ended June 29, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred losses in the past and may continue to incur losses in the future.

For each of the last several fiscal years, we have incurred net losses. Although we reported net income in the first quarter of fiscal 2008, we will need continued revenue growth in order to sustain profitability. Our circuit-switched product line, Promina, currently provides the majority of our revenue, but revenue from that product line has declined in recent years and our newer IP-based products have not yet achieved broad market acceptance. If our newer product lines do not achieve commercial success that outpaces the anticipated decline of our Promina product line, our revenue will decline. Any shortfall in revenue compared to our annual financial plan would likely require that we reduce our research and development spending, though many of those costs, as well as other operating expenses, are fixed in the short term making it difficult to reduce expenses rapidly. Reductions in research and development spending will impede the development of new products and product enhancements, which would in turn negatively affect future revenue.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities:

Issuer Purchases of Equity Securities during the quarter ended June 29, 2007:
Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
March 31-April 27, 2007	—	—	—
April 28-May 25, 2007	12,650	$10.72	—
May 26-June 29, 2007	—	—	—
	12,650	$10.72	—

All shares purchased during the quarter ended June 29, 2007, were acquired in connection with awards previously made under the Company’s stock-based compensation plans. In accordance with the provisions of the plans, the Company repurchases shares surrendered for payment of tax withholding obligations upon vesting of restricted stock awards.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

On August 6, 2007, the Company established a performance-based incentive compensation plan for fiscal 2008 for Gary L. Lau, Senior Vice President, Federal Sales. The plan provides for a quarterly incentive payment based on the level of product bookings and revenue for the Federal Government business, determined on a cumulative basis, with a target quarterly payment of $50,000 for 100% achievement of specified sales goals. If product bookings for the Federal Government business exceed the annual plan for product bookings, then an additional bonus of $50,000 will be paid. The actual bonuses payable to Mr. Lau will vary depending on the extent to which actual performance meets, exceeds, or falls short of the specified goals.

ITEM 6.  EXHIBITS

(a) Exhibits

10.42 *	Fiscal 2008 Compensation Plan for Gary L. Lau, Senior Vice President, Federal Sales.
31.1	Rule 13a-14(a) Certification (CEO).
31.2	Rule 13a-14(a) Certification (CFO).
32.1	Section 1350 Certification (CEO).
32.2	Section 1350 Certification (CFO).
* Compensation plan or arrangement for executive officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 7, 2007

NETWORK EQUIPMENT
TECHNOLOGIES, INC.

/s/ C. NICHOLAS KEATING, JR.
C. Nicholas Keating, Jr.
President and Chief Executive Officer

/s/ JOHN F. MCGRATH, JR.

John F. McGrath, Jr.
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)