Form 10-Q
period 2007-09-28
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2007-11-07
CIK 752431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

 ☒

Quarterly Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934
For the quarterly period ended September 28, 2007.

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
☐ Yes  ☒ No

The number of shares outstanding of the registrant's Common Stock, par value $.01, as of October 26, 2007 was 27,374,000.

NETWORK EQUIPMENT TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited — in thousands, except par value)

	September 28, 2007	March 30, 2007
Current assets:
Cash and cash equivalents	$11,148	$10,479
Short-term investments	85,826	79,653
Accounts receivable, net of allowances of $40 at September 28, 2007 and $39 at March 30, 2007	15,951	14,822
Inventories	14,359	10,452
Prepaid expenses and other assets	5,243	3,242
Total current assets	132,527	118,648
Property and equipment, net	10,425	10,581
Other assets	7,177	4,790
Total assets	$150,129	$134,019
Current liabilities:
Accounts payable	$8,639	$8,569
Accrued liabilities	15,052	15,274
Total current liabilities	23,691	23,843
Long-term liabilities:
7 ¼% redeemable convertible subordinated debentures	24,706	24,706
Other long-term liabilities	4,140	3,886
Total long-term liabilities	28,846	28,592
Stockholders’ equity:
Preferred stock ($0.01 par value; 5,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 50,000 shares authorized; 27,319 and 25,727 shares outstanding at September 28, 2007 and March 30, 2007)	273	257
Additional paid-in capital	217,439	204,439
Treasury stock	(7,587)	(7,326)
Accumulated other comprehensive income	940	542
Accumulated deficit	(113,473)	(116,328)
Total stockholders’ equity	97,592	81,584
Total liabilities and stockholders’ equity	$150,129	$134,019

See accompanying notes to condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited — in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Revenue:
Product	$23,953	$17,216	$46,944	$32,046
Service	3,379	2,334	6,729	4,948
Total revenue	27,332	19,550	53,673	36,994
Costs of revenue:
Cost of product revenue	9,881	7,310	19,389	13,128
Cost of service revenue	2,976	2,421	5,881	4,794
Total cost of revenue	12,857	9,731	25,270	17,922
Gross margin	14,475	9,819	28,403	19,072
Operating expenses:
Sales and marketing	4,667	4,246	9,203	8,880
Research and development	5,918	5,302	11,968	10,703
General and administrative	2,835	3,004	5,526	6,269
Restructure and other costs	51	3	52	1
Total operating expenses	13,471	12,555	26,749	25,853
Income (loss) from operations	1,004	(2,736)	1,654	(6,781)
Interest income	1,131	860	2,280	1,667
Interest expense	(456)	(457)	(913)	(920)
Other income (expense), net	14	(69)	(7)	(70)
Income (loss) before taxes	1,693	(2,402)	3,014	(6,104)
Income tax provision	101	4	159	6
Net income (loss)	$1,592	$(2,406)	$2,855	$(6,110)

Basic net income (loss) per share	$0.06	$(0.10)	$0.11	$(0.25)
Diluted net income (loss) per share	$0.06	$(0.10)	$0.10	$(0.25)

Common and common equivalent shares:
Basic	26,752	24,848	26,511	24,840
Diluted	27,777	24,848	27,558	24,840

Consolidated Statements of Comprehensive Income (Loss):
Net income (loss)	$1,592	$(2,406)	$2,855	$(6,110)
Other comprehensive income (loss), net of taxes:
Cumulative translation adjustments	(107)	154	105	410
Net unrealized gain on securities	463	336	292	400
Comprehensive income (loss)	$1,948	$(1,916)	$3,252	$(5,300)

See accompanying notes to condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited — in thousands)

	Six Months Ended
	September 28, 2007	September 29, 2006
Cash and cash equivalents at beginning of period	$10,479	$6,928
Cash flows from operating activities:
Net income (loss)	2,855	(6,110)
Adjustments required to reconcile net income (loss) to net cash used in operating activities:
Depreciation, amortization, and accretion	2,825	3,633
Loss on disposition of property and equipment	139	81
Stock-based compensation expense	1,292	546
Changes in assets and liabilities:
Accounts receivable	(1,129)	(2,397)
Inventories	(3,750)	2,113
Prepaid expenses and other assets	(2,633)	212
Accounts payable	(1,180)	1,306
Accrued liabilities	(128)	(815)
Net cash used in operating activities	(1,709)	(1,431)
Cash flows from investing activities:
Purchases of short-term investments	(35,522)	(27,847)
Proceeds from sales and maturities of short-term investments	29,641	32,633
Payment for license and development	(1,250)	—
Purchases of property and equipment	(2,051)	(1,078)
Other, net	—	(314)
Net cash provided by (used in) investing activities	(9,182)	3,394
Cash flows from financing activities:
Issuance of common stock	11,625	82
Repurchase of common stock	(262)	(39)
Excess tax benefit from stock-based compensation	92	—
Net cash provided by financing activities	11,455	43
Effect of exchange rate changes on cash	105	410
Net increase in cash and cash equivalents	669	2,416
Cash and cash equivalents at end of period	$11,148	$9,344

Other cash flow information:
Cash paid during the period for:
Interest	$896	$902
Non-cash investing activities:
Unrealized gain on available-for-sale securities	$292	$400
Investment in license and development	1,250	—
Taxes paid for income, net of excess tax benefit from stock-based compensation of $92 at September 28, 2007 and $0 at September 29, 2006	42	—

See accompanying notes to the condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements

Note 1.  Description of Business

Nature of Business:    Network Equipment Technologies, Inc. (the Company or N.E.T.) is a global provider of voice and data telecommunications equipment for multi-service networks requiring high degrees of versatility, interoperability, security and performance. N.E.T. offers an array of products purpose-built for mixed-service, multi-protocol networks; bandwidth-sensitive site communications; high-performance, security-sensitive transmissions; and converged communications. N.E.T. delivers solutions that enable seamless integration and migration of existing networks to secure internet protocol (IP)-based voice and data communications. N.E.T. was founded in 1983.

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

Basis of Presentation:    The unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated balance sheet as of March 30, 2007 was derived from the Company’s audited consolidated financial statements.

The Company’s fiscal year ends on the last Friday in March. In most years, the fiscal year is 52 weeks, with each quarter comprised of thirteen weeks, which allows comparability of quarter over quarter results. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position as of September 28, 2007, the results of operations for the three and six month periods ended September 28, 2007 and September 29, 2006, and the cash flows for the six months ended September 28, 2007 and September 29, 2006.

These financial statements should be read in conjunction with the March 30, 2007 audited consolidated financial statements and notes thereto. The results of operations for the three and six months ended September 28, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending March 28, 2008 or any future period.

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

Credit Risks:    The Company’s credit evaluation process and reasonably short collection terms help mitigate credit risk. The Company typically does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. The Company maintains reserves for known recourse obligations and estimated bad debts.

Income Taxes:    Effective the beginning of fiscal 2008, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interest and penalties related to income tax matters are recorded in income tax expense. See Note 8.

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

Note 3.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs. Inventories consisted of the following:

(in thousands)	September 28, 2007	March 30, 2007
Purchased components	$3,659	$4,082
Work-in-process	9,376	5,401
Finished goods	1,324	969
	$14,359	$10,452

Note 4.  Income (Loss) Per Share

The following table sets forth the computation of the numerator and denominator used in the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Numerator:
Net income (loss)	$1,592	$(2,406)	$2,855	$(6,110)
Denominator-weighted average shares of common stock outstanding:
For basic income (loss) per share	26,752	24,848	26,511	24,840
Effect of dilutive common stock equivalents from stock-based compensation	1,025	—	1,047	—
For diluted income (loss) per share	27,777	24,848	27,558	24,840
Basic net income (loss) per share	$0.06	$(0.10)	$0.11	$(0.25)
Diluted net income (loss) per share	$0.06	$(0.10)	$0.10	$(0.25)

The denominator for basic net income (loss) per share is the weighted average number of unrestricted common shares outstanding for the periods presented. In periods of net income, the denominator for diluted net income per share also includes potentially dilutive shares, which consist of shares issuable upon the exercise of dilutive stock options and contingently issuable shares. These shares, which are excluded from the computations of diluted net loss per share as they are anti-dilutive and reduce the loss per share, totaled 88,000 and 51,000, respectively, for the three and six months ended September 29, 2006.

There are 784,000 shares of common stock issuable upon conversion of debentures. These shares and the related effect of the accrued interest on the debentures are excluded from the calculation of diluted income (loss) per share for each period presented, as their inclusion would be anti-dilutive.

Note 5.  Restructure and Other Costs (Benefit)

The net restructure costs of $51,000 and $52,000, respectively, for the three and six months ended September 28, 2007 relate primarily to unanticipated costs to exit the Company’s former manufacturing facility. The net costs of $3,000 and $1,000, respectively, for the three and six months ended September 29, 2006, relate primarily to minor adjustments for employee separation costs from prior restructurings.

The liability for restructuring was $3.9 million at September 28, 2007, as shown in the table below. Components of accrued restructure costs and changes in accrued amounts related to restructuring during fiscal 2008 are as follows:

(in thousands)	Employee Separation Costs & Other	Lease Write-offs, Office Closure Costs & Other	Total
Balance at March 30, 2007	$564	$4,664	$5,228
Provision	21	31	52
Benefit	—	—	—
Payments	(270)	(1,252)	(1,522)
Other (1)	1	170	171
Balance at September 28, 2007	$316	$3,613	$3,929

(1)

Consists primarily of accretion of implied interest on the remaining liability for lease and other exit costs associated with the Company’s former manufacturing facility, which the Company vacated at the end of fiscal 2007. The Company executed a sublease for a portion of the facility early in the second quarter of fiscal 2008 on financial terms consistent with prior estimates.

The balance at September 28, 2007 includes $1.6 million included in other long term liabilities for lease and other exit costs for the vacated facility for periods beyond a year, net of sublease income.

Note 6.  License and Development Agreement

In October 2005, the Company entered into a license and development agreement with a third-party technology supplier, under which the Company acquired a license to manufacture and distribute the supplier’s high-speed networking platform. In June 2007, the agreement was amended to include an additional, more advanced, platform. Under the 2005 agreement and the 2007 amendment, each party agreed to perform development and other activities to bring new products to market and the Company obtained certain rights to market these products. Under the 2005 agreement, the Company paid $3.0 million in license and development fees and capitalized the amount in other assets in the accompanying condensed consolidated balance sheets. The Company began amortizing this amount in the second half of fiscal 2007 concurrent with the sale of the initial platform. Amortization of $337,000 and $677,000, respectively, was recorded for the three and six months ended September 28, 2007.

Under the 2007 amendment, the Company has agreed to pay an additional $5.0 million in four equal installments to the supplier for the advanced platform and an extended exclusive right to market. The first installment was paid in June 2007, the second on September 29, 2007, and the remaining two will be due at separate future dates dependent upon the supplier’s delivery of future enhancements of the advanced platform. The Company has determined that the right to market, as amended, has a value separate from the prepaid license fee, and has allocated the $5.0 million between the two components, based on their fair value, with $1.7 million allocated to the right to market, and $3.3 million allocated to prepaid license fees. These amounts will be amortized over the estimable life of each component. At September 28, 2007, of the $2.5 million representing the first two installments, $800,000 for the right to market and $1.7 million for the prepaid license fee have been capitalized in other assets on the accompanying condensed consolidated balance sheets, with no amortization to date.

In addition to these payments, the Company is obligated to pay royalties on sales of the products, which began in the second half of fiscal 2007. These royalties totaled $403,000 and $620,000, respectively, for the three and six months ended September 28, 2007, and $0 for the comparable periods ended September 29, 2006.

The supplier also serves as a reseller of the platform and the parties have made occasional purchases and sales to each other of inventory components and pre-production units. In connection with these arrangements, in the three and six months ended September 28, 2007, the Company invoiced the supplier $2.4 million for sales to the supplier for resale, and in the three and six months ended September 29, 2006, the Company both invoiced the supplier $8,000 and $171,000, respectively, for sales of pre-production units, and purchased $0 and $33,000, respectively, of goods from the supplier. At September 28, 2007, the Company had outstanding invoices of $2.4 million due from the supplier and owed the supplier $395,000 for royalties.

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

Components of the warranty accrual, which is included in accrued liabilities in the accompanying condensed consolidated balance sheets, were as follows:

	Six Months Ended
(in thousands)	September 28, 2007	September 29, 2006
Balance at beginning of period	$62	$84
Charges to cost of goods sold	43	103
Charges to warranty accrual	(18)	(75)
Other adjustments (1)	(61)	(12)
Balance at end of period	$26	$100

(1)

Adjustments result from changes in warranty cost estimates related to labor costs to repair products and frequency of warranty claims.

Note 8.  Income Taxes

The Company recorded tax provisions of $101,000 and $159,000, respectively, for the three and six months ended September 28, 2007. The income tax provisions for the three and six months ended September 28, 2007 were primarily for U.S. federal alternative minimum tax as well as an increase in the Company’s unrecognized tax benefits related to tax positions in its international operations. The Company recorded tax provisions of $4,000 and $6,000, respectively, for the three and six months ended September 29, 2006. The provisions for the three and six months ended September 29, 2006 were primarily for minimum taxes in various jurisdictions as the Company incurred pre-tax losses. The Company’s effective tax rate of 6.0% and 5.3%, respectively, for the three and six months ended September 28, 2007, is lower than statutory tax rates due primarily to the effect of stock-based compensation and utilization of net operating loss carryforwards. The Company’s effective tax rate for the six months ended September 28, 2007 reflects its best current estimate of the rate expected for fiscal 2008, although relatively small changes in forecasted profitability for the remainder of the current year could significantly affect the projected annual effective rate. Accordingly, the Company’s effective tax rate for the remainder of the current fiscal year may fluctuate significantly.

Effective the beginning of fiscal 2008, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax positions for recognition by determining if the available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be reached upon ultimate settlement. As a result of adoption, the Company recognized no change in income tax liabilities. As of the adoption date, the Company had gross unrecognized tax benefits of $8.8 million. The total amount of tax benefits, if recognized, that would affect the effective tax rate was $412,000. Consistent with the provisions of FIN 48, the Company reclassified $412,000 of current income tax liabilities resulting in a $412,000 increase to non-current income taxes payable. The gross amount of unrecognized tax benefits decreased to $8.2 million at September 28, 2007, primarily as a result of expiring federal research and development tax credits. The amount of tax benefits, if recognized, that would affect the effective tax rate at September 28, 2007 was $475,000.

Interest and penalties related to income tax matters are recorded in income tax expense. As of the date of adoption of FIN 48, the Company had accrued $74,000 for interest and penalties related to uncertain tax positions, which increased to $95,000 as of September 28, 2007.

As of the date of adoption of FIN 48 and as of September 28, 2007, tax years from 2001 in the U.S. and the Company’s primary foreign jurisdictions remain open for examination. Although the timing of resolution and closure of audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next twelve months.

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

As of September 28, 2007, the Company had available federal research and development tax credit carryforwards of approximately $2.1 million expiring in the years 2009 through 2027 and alternative minimum tax credit carryforwards of approximately $2.5 million available indefinitely. California research and development tax credit carryforwards of approximately $9.7 million are also available indefinitely.

Note 9.  Financing Arrangements

The Company has a Business Loan Agreement and Security Agreement (Receivables) with Bank of America which provides for a $7.0 million line of credit. The line is available both for cash advances and for standby letters of credit and bears interest at the bank’s prime rate for cash advances and at prime minus 1% for letters of credit (6.75% at September 28, 2007). The line has been extended through November 30, 2007 and is secured by the Company’s accounts receivable. The agreement requires immediate repayment of all amounts outstanding if the Company’s cash balance, defined as the sum of unrestricted cash and short and long term investments, declines more than $10.0 million during a quarter or $30.0 million during the preceding twelve months. As of September 28, 2007, $415,000 and $0, respectively, in letters of credit and cash advances, were outstanding.

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

Employee Stock Purchase Plan:    Under the employee stock purchase plan (ESPP), the Company’s employees, subject to certain restrictions, could purchase shares of common stock at a price equal to at least 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or the end of each purchase period. The Company elected to suspend indefinitely its employee stock purchase plan in fiscal 2006. The final purchase occurred on December 30, 2005.

Stock Compensation Expense:    Effective the beginning of fiscal 2007, the Company adopted the fair value recognition provisions of SFAS 123R, requiring recognition of the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award rather than apply intrinsic value measurement provisions of APB 25. Under SFAS 123R, the option plans and ESPP are considered compensatory plans and the Company is required to recognize compensation cost for grants made under these plans. However, since the ESPP was indefinitely suspended in fiscal 2006, no significant compensation expense has been recognized under the ESPP at or since the adoption of SFAS 123R. The Company recognizes compensation expense for all share-based payment awards granted subsequent to fiscal 2006 on a straight-line basis over the respective requisite service period of the awards. Compensation expense for share-based payment awards granted on or prior to March 31, 2006 but not vested as of March 31, 2006, is recognized on an accelerated basis.

The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations as a result of adopting SFAS 123R:

	Three Months Ended		Six Months Ended
(in thousands)	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Cost of revenue	$73	$30	$129	$64
Sales and marketing	169	58	282	115
Research and development	102	65	179	143
General and administrative	494	127	702	216
	$838	$280	$1,292	$538

There was no stock-based compensation cost capitalized as part of inventory during the three and six months ended September 28, 2007 and September 29, 2006. As required by SFAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

Determining Fair Value:

Valuation and amortization method:   The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. The fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

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

Expected Volatility:   The Company’s computation of expected volatility is based on historical volatility commensurate with the expected term of the options.

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

The fair value of the Company’s stock option awards granted to employees was estimated using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Expected term, in years	5.24	6.08	5.24	6.08
Expected volatility	55.49%	65.00%	55.55%	65.17%
Risk-free interest rate	4.23%	4.60%	4.73%	4.69%
Expected dividends	—	—	—	—
Weighted average fair value	$5.33	$1.97	$5.67	$2.00

At September 28, 2007, the total compensation cost related to unvested stock-based awards not yet recognized, net of estimated forfeitures, was approximately $5.6 million. The weighted-average period during which the cost will be amortized, which will be adjusted for subsequent changes in estimated forfeitures, was approximately 2.8 years.

Stock Options & Awards Activity:    Activity in the Company’s option plans is summarized below:

Options:	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at March 30, 2007	5,556,940	$6.91	5.90	$16,480
Granted	930,209	10.53
Exercised	(1,617,896)	7.19
Forfeited and expired	(172,289)	11.77
Outstanding at September 28, 2007	4,696,964	$7.35	6.88	$33,582
Vested and expected to vest at September 28, 2007	4,183,357	$7.30	6.59	$30,136
Exercisable at September 28, 2007	2,734,421	$7.05	5.22	$20,379

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at September 28, 2007, for options outstanding as of that date.

Restricted stock awards:	Shares	Weighted Average Grant Date Fair Value
Nonvested stock at March 30, 2007	167,535	$3.28
Granted	16,000	10.75
Vested	(67,625)	3.45
Forfeited	(5,088)	6.18
Nonvested stock at September 28, 2007	110,822	$4.11

Note 11.  Stockholders’ Rights Agreement

On July 12, 1999, the Board of Directors of the Company voted to extend the Company’s existing Stockholders’ Rights Agreement (Rights Agreement) for an additional 10 years. In addition, the Board voted to amend the Rights Agreement: 1) to adjust the exercise price to $80.00 per one-one hundredth (1/100) of a share of Series A Preferred Stock; and 2) to adopt a Three Year Independent Director Evaluation Provision or “TIDE provision” whereby a committee of independent directors of the Company will review and evaluate the Rights Agreement at least once every three years to determine if it continues to be in the best interests of the Company and its stockholders to maintain the Rights Agreement in effect. In fiscal 2006, a committee of independent directors reviewed the Rights Agreement and unanimously agreed that the maintenance of the agreement continues to be in the best interest of the Company and its stockholders, but that the committee should continue to monitor all relevant facts with regard to the exercise price. Further, the committee unanimously agreed that the Rights Agreement should be amended to delete certain “dead-hand” provisions, which the Delaware courts have ruled to be invalid. Accordingly, the Company adopted an amendment of the Rights Agreement substantially as set forth in the immediately preceding sentence above.

Under the Rights Agreement, as amended, a preferred share purchase right, or “Right”, is attached to each share of common stock. The Rights are exercisable only after a person or group acquires beneficial ownership of 15% or more of the Company’s common stock or commences a tender or exchange offer that would result in 20% or greater of common stock ownership. Each Right initially entitles a stockholder to buy one one-hundredth (1/100) of a share of a new series of participating preferred stock, the Series A Preferred Stock, at an exercise price of $80.00. If the Company is acquired in a merger or other transaction with a person or group, or sells 50% or more of its assets or earning power to such a person or group, each Right not owned by such acquiring person will entitle its holder to obtain, on exercise of the Right, a number of the acquiring company’s common shares having a market value at the time of twice the Right’s then-current exercise price. If a person or group acquires 15% or more of the Company’s outstanding common stock, each Right will entitle its holder to obtain, on exercise of the Right, a number of shares of common stock (or equivalent) having a market value of twice the Right’s then-current exercise price. After a person or group has acquired 15% of the outstanding shares of common stock but before their acquisition of 50% or more of the common stock, the Board of Directors may exchange one share of common stock or equivalent fractions of preferred stock for each Right. The Company can redeem the Rights at $.01 per Right at any time until the tenth day following the acquisition by a person or group of 15% the Company common stock. The Rights are also redeemable thereafter in certain circumstances. The Rights expire on August 24, 2009, unless earlier redeemed or exchanged.

Note 12.  Contractual Obligations and Contingencies

In the normal course of business, the Company enters into contractual commitments to purchase services, materials, components, and finished goods from suppliers, primarily the Company’s contract manufacturer. In connection with the manufacturing of final products, the contract manufacturer procures components and manufactures subassemblies based on the Company’s demand forecasts, for which the Company may also incur contractual liabilities. As of September 28, 2007, there were no such liabilities. The Company’s other contractual obligations and contingencies have not changed significantly from March 30, 2007, other than the reclassification of taxes payable related to uncertain tax positions from current to long-term liabilities as a result of our adoption of FIN 48 at the beginning of fiscal 2008 and as a result of events described in Note 13.

Note 13.  Subsequent Events

On October 26, 2007, the Company announced it will acquire privately held Quintum Technologies, Inc., a Delaware corporation (Quintum) pursuant to an Agreement and Plan of Merger (Merger Agreement) by and among the Company, Quintum, two wholly-owned subsidiaries of the Company, and Cheng T. Chen, as representative of the Quintum stockholders. Under the terms of the Merger Agreement, the Company will acquire all of the outstanding shares of Quintum for a total equity value of $41.0 million, comprised of $20.5 million in cash and $20.5 million in unregistered shares of common stock of the Company. The Company also intends to pay off approximately $2.0 million in debt currently on Quintum’s balance sheet and expects to incur approximately $1.3 million in legal, accounting and financial advisory fees related to the transaction. In addition, the Company has committed to issue to Quintum employees a number of stock options having an approximate Black Scholes valuation of at least $3.0 million.

On October 1, 2007, the Company received notice of a complaint filed against the Company and eight other defendants on August 16, 2007 by QPSX Developments 5 Pty Ltd., an Australian company, in the U.S. District Court for the Eastern District of Texas. The complaint alleges infringement of a patent relating to support of a plurality of virtual channel connections within a single virtual path in a digital communications network operating in the Asynchronous Transfer Mode (ATM) and seeks an injunction and damages, including attorneys’ fees. The Company has not accrued any amounts related to the claim, as the amounts, if any, are not considered probable nor reasonably estimable. The Company intends to vigorously defend the complaint.

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

Inventory and contract manufacturer liabilities:   We outsource all manufacturing. We are transitioning to a new contract manufacturer who procures and manufactures components and subassemblies and manufactures our products based on our demand forecasts. These forecasts are based on our estimates of future demand and customer delivery expectations. We value inventory at the lower of cost (first-in, first-out) or market. If we believe that demand no longer allows us to sell our inventory above cost, or at all, we establish reserves to write down inventory to market value or write off excess or obsolete inventory. We must also use our estimates of future demand to record contractual liabilities and exposures related to the contract manufacturer.

Vacated Facilities:   In the fourth quarter of fiscal 2007, we recorded a charge and a related liability of $10.1 million for the estimated future net costs of our former manufacturing facility. In determining the amount of this charge, we made certain estimates, including future sublease rents to be received, future rent increases to be paid to our current landlord, allocation of original construction costs, and future operating costs. We executed a sublease for a portion of the facility early in the second quarter of fiscal 2008, on financial terms consistent with the estimates. We will adjust the liability over the remaining term of the lease for future changes in terms, estimates used, or actual costs incurred and sublease revenues received.

Income Taxes:   Effective the beginning of fiscal 2008, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We record interest and penalties related to income tax matters in income tax expense.

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

Our effective tax rate reflects our best current estimate, although relatively small changes in forecasted profitability for the remainder of the current year could significantly affect the projected annual effective rate. Accordingly, our effective tax rate for the remainder of the current fiscal year may fluctuate significantly.

Results of Operations

The following table sets forth selected data derived from our condensed consolidated statements of operations expressed as a percentage of revenue for the periods presented:

	Three Months Ended		Six Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Percent of revenue
Product	87.6%	88.1%	87.5%	86.6%
Service	12.4	11.9	12.5	13.4
Total revenue	100.0	100.0	100.0	100.0

Product gross margin	58.7	57.5	58.7	59.0
Service gross margin	11.9	(3.7)	12.6	3.1
Total gross margin	53.0	50.2	52.9	51.6

Sales and marketing	17.1	21.7	17.1	24.0
Research and development	21.6	27.1	22.3	28.9
General and administrative	10.4	15.4	10.3	17.0
Restructure and other costs	0.2	—	0.1	—
Total operating expenses	49.3	64.2	49.8	69.9
Income (loss) from operations	3.7	(14.0)	3.1	(18.3)

Other income (expense), net	0.1	(0.4)	—	(0.2)
Interest income, net	2.5	2.1	2.5	2.0
Income (loss) before taxes	6.2	(12.3)	5.6	(16.5)
Income tax provision	0.4	—	0.3	—
Net income (loss)	5.8%	(12.3)%	5.3%	(16.5)%

Overview and Highlights

•

We achieved a second consecutive quarterly profit after incurring quarterly losses in the previous two fiscal years. Improvement in revenue on stable operating expenses produced net income of $1.6 million in the current quarter compared to a net loss of $2.4 million in the second quarter of fiscal 2007.

•

Total revenue of $27.3 million increased 39.8% from the prior year comparable quarter. Product revenue was at its highest level in the most recent quarter as compared to the past ten quarters primarily due to increased business from the government sector, particularly of IP-based products.

•

Sales of the new VX Series platform contributed approximately 33% to product revenue in the current quarter and were at the highest quarterly level since the VX Series platform was announced. The VX Series, our voice exchange platform, leverages features of our former SHOUT product to provide a solution enabling voice-over-IP (VoIP) with advanced network control and security features. During the first six months of fiscal 2008, we achieved a number of significant sales to systems integrators fulfilling program requirements for various government agencies. In addition to secure voice applications for the government, the VX Series platform provides enterprise customers with telephony integration for unified communications and unified messaging.

•

Our Promina product sales and sales to the government sector continue to account for the substantial majority of our revenue. As a percent of total revenue, our sales to the government sector have increased in recent years and represented more than 90% of total revenue in the three and six months ended September 28, 2007. As a percent of product revenue, our Promina sales have declined in recent years, but still account for the majority of our product revenue. We expect our mix of product sales and our sector mix to fluctuate quarter to quarter, as our customers continue to move to IP-based communications. Spending by government customers is dependent upon the size of budget allocations and, particularly in our fiscal third quarter, the timely passage of the annual federal budget. The following table shows product revenue from our Promina product and total revenue from our government customers:

	Three Months Ended		Six Months Ended
(in thousands)	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Promina product revenue	$13,009	$10,330	$26,254	$22,516
% of product revenue	54.3%	60.0%	55.9%	70.3%
Revenue from government customers	$25,384	$17,364	$49,979	$32,891
% of total revenue	92.9%	88.8%	93.1%	88.9%

•

We are progressing on our new product initiatives. Sales of our NX Series network exchange products, while still less than 10% of our product revenue, increased in the current quarter. We began shipping our NX5010 high-speed network exchange platform during the third quarter of fiscal 2007. The NX5000 Series products are targeted to high speed communications among geographically distributed storage area networks (SANs) and secure grid computing clusters, as well as tactical military and disaster preparedness applications. We expanded our existing relationship with Bay Microsystems at the end of the first quarter of fiscal 2008 for advanced products in this series. Our NX1000 Series multi-service wide area network (WAN) switch was released for general availability in the first quarter of fiscal 2008.

•

We began manufacturing products at a new contract manufacturer. We moved our contract manufacturing to a new vendor who will also be responsible for inventory management and production planning. We incurred additional manufacturing costs for this transition in the three and six months ended September 28, 2007. As we progress with the transition, we will incur additional manufacturing costs and we anticipate that some customer shipments could be delayed until later in our third quarter of fiscal 2008. The contract manufacturer will purchase materials and manufacture products for us based upon our demand forecasts, such that our reserves for inventory and contractual obligations may be affected.

Revenue

	Three Months Ended			Six Months Ended
(in thousands)	September 28, 2007	September 29, 2006	Change	September 28, 2007	September 29, 2006	Change
Product	$23,953	$17,216	39.1%	$46,944	$32,046	46.5%
Service	3,379	2,334	44.8	6,729	4,948	36.0
Total revenue	$27,332	$19,550	39.8%	$53,673	$36,994	45.1%

Total revenue in the three and six months ended September 28, 2007 was higher than the comparable prior year periods due primarily to an increase in our domestic and international government business. Revenue from government customers increased $8.0 million or 46.2% and $17.1 million or 52.0%, respectively, compared to the prior-year comparable periods. EDO Corporation, a government systems integrator, accounted for $4.6 million, or 16.8%, and $15.0 million, or 28.0%, respectively, of total revenue in the three and six months ended September 28, 2007, purchasing products in both our Promina and VX Series products. Revenue from EDO Corporation was $6.5 million or 33.2%, and $9.0 million or 24.2% of total revenue for the three and six months ended September 29, 2006. A substantial portion of the revenue generated from our government customers is based on our contract with the General Services Administration (GSA). In the three months ended September 28, 2007, we increased the discounts provided to the government.

Product revenue increased primarily due to the growth in government sales. The increase in revenue from our government business is due to increased demand by government customers for tactical and mobile applications, including an increase in product revenue from sales of our VX Series and NX5010 products of $4.6 million and $10.5 million, respectively, for the three and six months ended September 28, 2007. The prior year six-month period included $1.5 million of previously deferred revenue from our contract with NATO, on which we achieved final acceptance later in fiscal 2007.

Service revenue increased primarily as a result of our expanded relationship with CACI International, which began in the fourth quarter of fiscal 2007 and provided $1.0 million and $2.1 million, respectively, of incremental revenue in the three and six months ended September 28, 2007. Through a contractual arrangement, CACI has had certain rights to provide maintenance and other services to our Federal customers. Under the new arrangement, both N.E.T. and CACI sell services for N.E.T.’s product lines, and each company is responsible for various aspects of service delivery. Revenue from maintenance and training services is shared between the companies, with the percentage determined based upon revenue levels. The first half of fiscal 2007 included a retention and service payment of approximately $500,000 from our contract with NATO, on which we achieved final acceptance later in fiscal 2007.

Significant fluctuations in our service revenue can occur as a result of factors affecting the timing of the recognition of revenue, including customer deployment schedules and contractual acceptance provisions.

Gross Margin

	Three Months Ended		Six Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Product gross margin	58.7%	57.5%	58.7%	59.0%
Service gross margin	11.9	(3.7)	12.6	3.1
Total gross margin	53.0%	50.2. %	52.9%	51.6.	%

Total gross margin increased 2.8 and 1.3 percentage points, respectively, for the three and six months ended September 28, 2007 from the prior year comparable periods, primarily as a result of improved service gross margin.

Product gross margin increased 1.2 and decreased 0.3 percentage points, respectively, for the three and six months ended September 28, 2007 from the prior year comparable periods.

Product gross margin increased in the three months ended September 28, 2007 from the prior year comparable period as a result of revenue growth in all products outpacing associated increased product costs. The increase in product costs is primarily due to costs associated with our transition to a new contract manufacture, which were approximately $500,000 in the three months ended September 28, 2007. Product gross margin decreased 0.3 percentage points in the six months ended September 28, 2007 from the prior year comparable period due primarily to higher sales in the current year of our newer products and third-party products which had a lower margin than our established products, as well as increased costs of approximately $650,000 incurred to transition to the new contract manufacturer. Product gross margins in the prior-year six month period were aided by the recognition in the first quarter of $1.5 million of previously deferred revenue from the NATO contract, which had no associated product cost. Product gross margin can be significantly affected by the mix of products sold, including the extent of third-party products sold, which typically carry lower margins than other products. Revenue from sales of third-party products increased approximately $450,000 and $1.0 million, respectively, in the three and six months ended September 28, 2007 as compared to the comparable prior year periods. The introduction of new products, which typically have lower gross margins as a result of customary discounting for early customers and higher per-unit costs associated with low purchase volumes of components, will affect margins as we transition from our established Promina product to newer products. Product gross margin will also be adversely affected by costs related to our transition to the new contract manufacturer until the transition is completed, which we expect to accomplish in the second half of fiscal 2008.

Service gross margin increased 15.6 and 9.5 percentage points, respectively, for the three and six months ended September 28, 2007 from the prior year comparable periods. The increase in service gross margin primarily relates to revenue from the CACI revenue sharing agreement, partially offset by additional costs from CACI and slightly higher fixed costs for our service department. Service gross margin is affected primarily by the number of customers on maintenance contracts, our contractual relationships with service partners, and the mix of services provided. Until we expanded our relationship with CACI in the fourth quarter of fiscal 2007, our government customers primarily received service from CACI. CACI received a majority of the revenue even where we had the contractual relationship with the customer, which adversely affected our service margin. Service gross margin will typically vary over time due to the timing of service contract initiations and renewals, customer training schedules, and changes in the mix of services between fixed-cost or time and materials based services.

Operating Expenses

	Three Months Ended			Six Months Ended
(in thousands)	September 28, 2007	September 29, 2006	Change	September 28, 2007	September 29, 2006	Change
Sales and marketing	$4,667	$4,246	9.9%	$9,203	$8,880	3.6%
Research and development	5,918	5,302	11.6	11,968	10,703	11.8
General and administrative	2,835	3,004	(5.6)	5,526	6,269	(11.9)
Restructure and other costs	51	3	1,600.0	52	1	5,100.0
Total operating expenses	$13,471	$12,555	7.3%	$26,749	$25,853	3.5%

Total operating expenses increased due to increased sales and marketing and research and development costs in the three and six months ended September 28, 2007 as compared to the same periods in the prior year, partially offset by decreases in general and administrative cost.

The primary factors affecting total operating expenses for both the three and six month periods ended September 28, 2007 were:

•

The total number of personnel in operating expense areas increased to 194 from 178 a year ago.

•

Contingent compensation payable under bonus plans was accrued in the first half of the current year, whereas no such amounts were accrued in the prior year comparable periods.

•

Stock-based compensation expense increased as a result of both a greater number of shares granted pursuant to stock-based awards and a higher stock price, which affects the calculated value of the awards.

•

Quarterly expense of approximately $770,000 associated with our former manufacturing facility was eliminated.

•

Depreciation costs decreased primarily due to replacement of our old ERP system, which was fully depreciated at the end of fiscal 2007.

Factors affecting specific operating expenses for both the three and six month periods ended September 28, 2007 were:

•

Sales and marketing expense increased as a result of additions to sales personnel and increased stock-based compensation costs.

•

Research and development spending increased compared to the comparable prior year periods due to spending for new product initiatives, including additions to personnel.

•

General and administrative expense decreased primarily as a result of the elimination of expenses associated with our former manufacturing facility. (In the fourth quarter of fiscal 2007 we vacated the facility and recorded a related restructure charge of $10.1 million, of which $5.4 million related to the write off of leasehold improvements.) The decrease was offset by increases of $440,000 and $770,000, respectively, in the three and six months ended September 28, 2007, related to a combination of contingent compensation, stock-based compensation, and higher amounts for outside legal and accounting fees.

Non-Operating Items

	Three Months Ended			Six Months Ended
(in thousands)	September 28, 2007	September 29, 2006	Change	September 28, 2007	September 29, 2006	Change
Interest income	$1,131	$860	31.5%	$2,280	$1,667	36.8%
Interest expense	(456)	(457)	(0.2)	(913)	(920)	(0.8)
Other income (expense), net	14	(69)	120.3%	(7)	(70)	90.0%

Interest income increased in fiscal 2008 from the prior year comparative period primarily due to increased cash balances, as well as higher yields on our short-term investments. Total cash was $97.0 million, and $84.3 million, at September 28, 2007 and September 29, 2006, respectively.

Interest expense in both periods consisted primarily of the interest on our 7 1/4% convertible subordinated debentures.

Other income (expense), net, was comprised of:

	Three Months Ended		Six Months Ended
(in thousands)	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Gain (loss) on foreign exchange	$18	$(68)	$(4)	$(52)
Realized gain (loss) on investments	2	(1)	4	(11)
Other	(6)	—	(7)	(7)
	$14	$(69)	$(7)	$(70)

Income Tax Provision

Income tax provisions were $101,000 and $159,000, respectively, for the three and six months ended September 28, 2007. The income tax provisions were primarily for federal alternative minimum taxes as well as an increase in unrecognized tax benefits related to tax positions in our international operations. The provisions of $4,000 and $6,000, respectively, for the three and six months ended September 29, 2006, were primarily for minimum taxes in various jurisdictions. The tax rates of 6.0% and 5.3% applied, respectively, for the three and six months ended September 28, 2007, are lower than statutory tax rates due primarily to the effect of stock-based compensation and utilization of net operating loss carryforwards. The effective rate of 5.3% is our best current estimate for fiscal 2008, although relatively small changes in forecasted profitability for the remainder of the current year could significantly affect the projected annual effective rate. Accordingly, our effective tax rate for the remainder of the current fiscal year may fluctuate significantly.

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

Liquidity and Capital Resources

Typically, our primary sources of liquidity and capital resources are our cash balances, cash provided by operating activities, and committed credit lines. During the six months ended September 28, 2007, we also benefited from net proceeds of $11.4 million from stock option exercises of $11.6 million, offset by $262,000 to repurchase common stock surrendered for payment of tax withholding obligations upon vesting of restricted stock awards.

Cash Balances:    As of September 28, 2007, we had cash balances of $97.0 million, including cash equivalents and short-term investments, as compared to $90.1 million as of March 30, 2007. We will expend approximately $23.8 million in cash by the end of December 2007, as part of our announced acquisition of Quintum, including legal, accounting, and financial advisory fees required to complete the acquisition.

Net Cash Used in Operating Activities:    The increase in net cash used by operating activities for the six months ended September 28, 2007 as compared to the comparable period in fiscal 2007 is the result of increased revenue, partially offset by expenditures to increase manufacturing and spares inventory, the latter of which is included in the adjustment for prepaid expenses and other assets. We increased inventory as part of the transition to our new contract manufacturer and do not expect inventory to decrease until we complete the transition. We also used cash of $795,000 to settle a liability to the GSA accrued at March 30, 2007 related to the GSA’s review of compliance with our contract. Days sales outstanding (DSO) was 53 days and 56 days at September 28, 2007 and September 29, 2006, respectively. As a result of the transition to our new contract manufacturer, we anticipate that some customer shipments could be delayed until later in our third quarter of fiscal 2008, which would adversely affect our cash and DSO.

Non-cash adjustments to reconcile net income to net cash used in operating activities in both fiscal 2008 and 2007 primarily relate to depreciation, amortization, and accretion and to stock-based compensation. Depreciation, amortization, and accretion decreased primarily due to our old ERP system having been fully depreciated at the end of fiscal 2007 which eliminated approximately $380,000 of depreciation per quarter. We implemented our replacement ERP system in the third quarter of the current fiscal year on which we expect quarterly depreciation expense of a lesser amount than on the old system, depending upon the final cost when the implementation is complete. Stock-based compensation increased as compared to the prior year as a result of both a greater number of shares granted pursuant to stock-based awards and a higher stock price, which affects the calculated value of the awards. Also, we recorded stock-based compensation of approximately $160,000 in the three months ended September 28, 2007 for the modification of certain awards for a retiring member of our board of directors.

Net Cash Provided by (Used in) Investing Activities:    The increase in net cash used in investing activities in the six months ended September 28, 2007 as compared to the comparable period in fiscal 2007 resulted primarily from generating more cash from financing activities in the current period from exercises of stock-based awards, reducing the need to liquidate short-term investments. Purchases of short-term investments exceeded sales and maturities by $5.9 million in the six months ended September 28, 2007, whereas proceeds from sales and maturities exceeded purchases by $4.8 million in the six months ended September 29, 2006. We increased spending by $973,000 for property and equipment, including our replacement ERP system, and paid $1.3 million under our expanded agreement with a third-party technology supplier. We made a second payment of $1.3 million at the beginning of our third quarter to the technology supplier, and will make additional payments totaling $2.5 million in later periods, dependent upon deliverables by the supplier. We expect future investments in technology projects and property and equipment to be greater than the amount invested during fiscal 2007 as we anticipate increased investment in product development activities.

Net Cash Provided by Financing Activities:    Net cash provided by financing activities in the first six months of fiscal 2008 was $11.5 million as compared to $43,000 in the comparable prior year period. We received $11.6 million from the issuance of common stock under stock-based compensation plans, as compared to $82,000 in the comparable prior year period. Of the $11.6 million, $5.6 million was from exercises of stock-based awards by the former CEO and $1.6 million was from exercises by a former member of the board of directors, each of whom has no remaining stock options. Future proceeds to us from the issuance of common stock under employee stock plans will be affected primarily by fluctuations in our stock price. Our repurchases of restricted stock from employees for payment of withholding tax obligations arising from the vesting of restricted stock awards increased in the six months ended September 28, 2007 as compared to the prior year primarily as a result of our increased stock price.

Non cash Investing Activities:    The primary non-cash investing activity in the six months ended September 28, 2007 was the accrual of the second payment of $1.3 million to the third-party technology supplier paid at the beginning of our third fiscal quarter.

Credit Lines:    We maintain a $7.0 million line of credit that is available both for cash advances and for standby letters of credit. It bears interest at the bank’s prime rate for cash advances and at prime minus 1% for letters of credit (6.75% at September 28, 2007). The line, which has been extended through November 30, 2007, is secured by our accounts receivable. The agreement requires immediate repayment of all amounts outstanding if our cash balance, defined as the sum of unrestricted cash and short and long-term investments, declines more than $10.0 million from the previous quarter or $30.0 million during the preceding twelve months. As of September 28, 2007, $415,000 and $0, respectively, in letters of credit and cash advances, were outstanding.

Contractual Obligations and Commercial Commitments:    Our contractual obligations consist of facilities leases with noncancellable terms in excess of one year, principal and interest on our 7 ¼% redeemable convertible subordinated debentures, a license and development agreement with a third party to develop new products, and $475,000 of long-term income taxes payable as of September 28, 2007 related to uncertain tax positions reclassified from current liabilities as a result of our adoption of FIN 48 in the first quarter of the current fiscal year.

We executed a sublease for a portion of our vacated former manufacturing facility early in the second quarter of fiscal 2008 on financial terms consistent with prior estimates. Included in the operating lease amounts are payments on our vacated facilities in Fremont and Canada, of which $3.2 million, representing the discounted value of the lease payments, net of sublease income, is accrued in our restructure liability at September 28, 2007.

We cannot currently predict the date of settlement or payment of the long-term income tax liability for uncertain tax positions as the timing of resolution of our liability is highly uncertain.

In the normal course of business, we enter into contractual commitments to purchase services, materials, components, and finished goods from suppliers, primarily our contract manufacturer. In connection with the manufacturing of final products, our contract manufacturer procures and manufactures components and manufactures subassemblies based on our demand forecasts, for which we may also incur contractual liabilities. As of September 28, 2007, there were no such liabilities.

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund operations through at least the next twelve months. We believe the most strategic uses of our cash resources in the near term will include investments in new technologies, acquisitions, and working capital.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There is no material change in the information reported under Part II, Item 7A of our Form 10-K for the fiscal year ended March 30, 2007 other than a 10% adverse change in market interest rates would decrease the fair value of our investment portfolio by approximately $420,000, as compared to a decrease of approximately $400,000 as of March 30, 2007. Also, a 10% adverse change in the foreign currency rates affecting our foreign exchange contracts as of their September 28, 2007 levels would decrease the fair value of the contracts by approximately $500,000, as compared to a decrease of approximately $700,000 for the contracts as of March 30, 2007.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Section 13(a) or Section 15(d), management, under the supervision and with the participation of the chief executive officer (CEO) and chief financial officer (CFO), evaluated the effectiveness of our disclosure controls and procedures at the end of the period covered by this report as well as any changes in disclosure controls and procedures that occurred during the period covered by this report. Our management, including our CEO and CFO, has concluded that our disclosure controls and procedures are effective as of September 28, 2007.

No changes in our internal control over financial reporting occurred during the quarter ended September 28, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 1, 2007, the Company received notice of a complaint filed against the Company and eight other defendants on August 16, 2007 by QPSX Developments 5 Pty Ltd., an Australian company, in the U.S. District Court for the Eastern District of Texas. The complaint alleges infringement of a patent relating to support of a plurality of virtual channel connections within a single virtual path in a digital communications network operating in the Asynchronous Transfer Mode (ATM) and seeks an injunction and damages, including attorneys’ fees. The Company has not accrued any amounts related to the claim, as the amounts, if any, are not considered probable nor reasonably estimable. The Company intends to vigorously defend the complaint.

ITEM 1A. RISK FACTORS

Our business is subject to the risks and uncertainties described in our most recent annual report on Form 10-K, as updated in our most recently filed Form 10-Q. There may be additional risks that have not yet been identified and risks that are not material now but could become material. Any one of these risks could hurt our business, results of operations or financial condition. Investors should carefully review the risk factors described in our annual report on Form 10-K and our most recently filed Form 10-Q.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities:

Issuer Purchases of Equity Securities during the quarter ended September 28, 2007:
Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
June 30 – July 27, 2007	—	—	—
July 28 - August 24, 2007	12,606	$9.94	—
August 25 - September 28, 2007	—	—	—
	12,606	$9.94	—

All shares purchased during the quarter ended September 28, 2007 were acquired in connection with awards previously made under the Company’s stock-based compensation plans. In accordance with the provisions of the plans, the Company repurchases shares surrendered for payment of tax withholding obligations upon vesting of restricted stock awards.

As more fully discussed in Item 5, the Company intends to issue a number of its shares of common stock pursuant to an Agreement and Plan of Merger.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 14, 2007, the Company held its Annual Meeting of Stockholders at the Company’s headquarters in Fremont, California. More than 80% of the 26,713,872 outstanding shares of common stock of the Company entitled to vote were properly represented by proxy at the meeting. The stockholders voted to re-elect Dixon R. Doll as a Class II director for a three-year term, with 20,886,455 shares voted in favor and 620,432 shares withheld. The stockholders voted to ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending March 28, 2008, with 21,323,964 shares voting in favor, 175,058 shares voting against, and 7,864 shares abstaining. The stockholders also approved an amendment to the Company’s 1993 Stock Option Plan to revise the automatic stock option grants to non-employee members of the Board of Directors, with 20,774,786 shares voting in favor, 726,043 shares voting against, and 6,058 shares abstaining; and the stockholders approved the accelerated vesting of stock options granted to the Class II director not standing for reelection, with 21,011,674 shares voting in favor, 486,184 shares voting against, and 9,029 shares abstaining.

ITEM 5.  OTHER INFORMATION

On October 26, 2007, the Company announced it has agreed to acquire privately held Quintum Technologies, Inc., a Delaware corporation (Quintum) pursuant to an Agreement and Plan of Merger (Merger Agreement) by and among the Company, Quintum, two wholly-owned subsidiaries of the Company, and Cheng T. Chen, as representative of the Quintum stockholders (the Merger).

Under the terms of the Merger Agreement, the Company will acquire all of the outstanding shares of Quintum for a total equity value of $41.0, comprised of $20.5 million in cash and $20.5 million in unregistered shares of common stock of the Company. The Company will also pay off approximately $2.0 million in debt currently on Quintum’s balance sheet and expects to incur approximately $1.3 million in legal, accounting, and financial advisory fees related to the transaction. In addition, the Company has committed to issue to Quintum employees a number of stock options having an approximate Black Scholes valuation of at least $3.0 million.

The Merger has been approved by the boards of directors of both the Company and Quintum and subsequently by the stockholders of Quintum, but is subject to customary closing conditions that must be satisfied before consummation of the transaction and there can be no assurance that the transaction will close as planned.

The Company intends to issue to the stockholders of Quintum who are deemed to be accredited investors under SEC regulations a number of shares of the Company’s common stock. The number of shares to be issued will be determined by dividing $20.5 million by the average closing price for one share of the Company’s common stock during the ten consecutive trading days ending on and including the fifth day prior to the closing of the transaction. By way of example only, if such average price were to be equal to $14. 03 (which was the closing prices of the Company’s common stock on November 6, 2007, the day prior to the filing of this Form 10-Q), then the number of shares to be issued by the Company as the stock portion of the purchase price, excluding offsets, would be 1,461,154 shares.

The Company anticipates that the proposed issuance of its common stock pursuant to the Merger Agreement will be exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.

ITEM 6.  EXHIBITS

(a) Exhibits

10.43	Agreement and Plan of Merger by and among Network Equipment Technologies, Inc. and certain of its wholly owned subsidiaries, Quintum Technologies, Inc, and Cheng T. Chen
31.1	Rule 13a-14(a) Certification (CEO).
31.2	Rule 13a-14(a) Certification (CFO).
32.1	Section 1350 Certification (CEO).
32.2	Section 1350 Certification (CFO).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 7, 2007

NETWORK EQUIPMENT
TECHNOLOGIES, INC.

/s/ C. NICHOLAS KEATING, JR.
C. Nicholas Keating, Jr.
President and Chief Executive Officer

/s/ JOHN F. MCGRATH, JR.

John F. McGrath, Jr.
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)