Form 10-Q
period 2007-12-28
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2008-02-06
CIK 752431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

 ☒

Quarterly Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934
For the quarterly period ended December 28, 2007.

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
☐ Yes  ☒ No

The number of shares outstanding of the registrant's Common Stock, par value $.01, as of January 25, 2008 was 29,211,000.

NETWORK EQUIPMENT TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited — in thousands, except par value)

	December 28, 2007	March 30, 2007
Current assets:
Cash and cash equivalents	$74,661	$10,479
Short-term investments	86,547	79,653
Accounts receivable, net of allowances of $510 at December 28, 2007 and $39 at March 30, 2007	20,375	14,822
Inventories	12,912	10,452
Prepaid expenses and other assets	7,545	3,242
Total current assets	202,040	118,648
Property and equipment, net	10,102	10,581
Purchased intangibles, net	14,759	—
Goodwill	27,601	—
Other assets	9,995	4,790
Total assets	$264,497	$134,019
Current liabilities:
Accounts payable	$12,065	$8,569
Accrued liabilities	16,150	15,274
Total current liabilities	28,215	23,843
Long-term liabilities:
3 ¾% convertible senior notes	85,000	—
7 ¼% redeemable convertible subordinated debentures	24,706	24,706
Other long-term liabilities	4,832	3,886
Total long-term liabilities	114,538	28,592
Stockholders’ equity:
Preferred stock ($0.01 par value; 5,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 50,000 shares authorized; 29,211 and 25,727 shares outstanding at December 28, 2007 and March 30, 2007)	292	257
Additional paid-in capital	240,203	204,439
Treasury stock	(7,744)	(7,326)
Accumulated other comprehensive income	929	542
Accumulated deficit	(111,936)	(116,328)
Total stockholders’ equity	121,744	81,584
Total liabilities and stockholders’ equity	$264,497	$134,019

See accompanying notes to condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited — in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 28, 2007	December 29, 2006	December 28, 2007	December 29, 2006
Revenue:
Product	$25,480	$19,424	$72,424	$51,470
Service	3,559	2,645	10,288	7,593
Total revenue	29,039	22,069	82,712	59,063
Costs of revenue:
Cost of product revenue	11,672	7,562	31,061	20,690
Cost of service revenue	3,052	2,429	8,933	7,223
Total cost of revenue	14,724	9,991	39,994	27,913
Gross margin	14,315	12,078	42,718	31,150
Operating expenses:
Sales and marketing	5,076	4,848	14,279	13,728
Research and development	5,783	5,044	17,751	15,747
General and administrative	2,774	3,286	8,300	9,555
Restructure and other costs	27	(5)	79	(4)
Total operating expenses	13,660	13,173	40,409	39,026
Income (loss) from operations	655	(1,095)	2,309	(7,876)
Interest income	1,242	967	3,522	2,634
Interest expense	(566)	(456)	(1,479)	(1,376)
Other income (expense), net	254	(16)	247	(86)
Income (loss) before taxes	1,585	(600)	4,599	(6,704)
Income tax provision (benefit)	47	(1)	206	5
Net income (loss)	$1,538	$(599)	$4,393	$(6,709)

Basic net income (loss) per share	$0.06	$(0.02)	$0.16	$(0.27)
Diluted net income (loss) per share	$0.05	$(0.02)	$0.16	$(0.27)

Common and common equivalent shares:
Basic	27,779	24,978	26,939	24,886
Diluted	28,858	24,978	27,997	24,886

Consolidated Statements of Comprehensive Income (Loss):
Net income (loss)	$1,538	$(599)	$4,393	$(6,709)
Other comprehensive income (loss), net of taxes:
Cumulative translation adjustments	(98)	235	7	645
Net unrealized gain on securities	88	13	380	413
Comprehensive income (loss)	$1,528	$(351)	$4,780	$(5,651)

See accompanying notes to condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited — in thousands)

	Nine Months Ended
	December 28, 2007	December 29, 2006
Cash and cash equivalents at beginning of period	$10,479	$6,928
Cash flows from operating activities:
Net income (loss)	4,393	(6,709)
Adjustments required to reconcile net income (loss) to net cash used in operating activities:
Depreciation, amortization, and accretion	4,437	5,456
Loss on disposition of property and equipment	147	103
Stock-based compensation expense	2,061	852
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(4,160)	(3,064)
Inventories	(122)	3,609
Prepaid expenses and other assets	(4,689)	(85)
Accounts payable	1,705	(178)
Accrued liabilities	824	(165)
Net cash provided by (used in) operating activities	4,596	(181)
Cash flows from investing activities:
Purchases of short-term investments	(62,928)	(48,390)
Proceeds from sales and maturities of short-term investments	56,414	50,389
Acquisition of business, net of acquired cash and cash equivalents	(21,150)	—
Payment for license and development	(2,500)	(625)
Purchases of property and equipment	(2,735)	(1,831)
Other, net	—	(243)
Net cash used in investing activities	(32,899)	(700)
Cash flows from financing activities:
Issuance of convertible senior notes, net of issue costs of $2,784	82,216	—
Repayment of acquired Quintum debt	(2,095)	—
Sale of common stock	12,670	615
Repurchase of common stock	(420)	(112)
Excess tax benefit from stock-based compensation	107	—
Net cash provided by financing activities	92,478	503
Effect of exchange rate changes on cash	7	645
Net increase in cash and cash equivalents	64,182	267
Cash and cash equivalents at end of period	$74,661	$7,195

Other cash flow information:
Cash paid during the period for:
Interest	$1,791	$1,798
Non-cash investing activities:
Common stock issued in acquisition of business	20,955	—
Unrealized gain on available-for-sale securities	380	413
Taxes paid for income, net of excess tax benefit from stock-based compensation of $107 at December 28, 2007 and $0 at December 29, 2006	42	—

See accompanying notes to the condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements

Note 1.  Description of Business

Nature of Business:    Network Equipment Technologies, Inc. (the Company or N.E.T.) is a global provider of voice and data communications equipment for multi-service networks requiring high degrees of versatility, interoperability, security and performance. N.E.T. offers an array of products purpose-built for mixed-service, multi-protocol networks; bandwidth-sensitive site communications; high-performance, security-sensitive transmissions; and converged communications. N.E.T.’s NX (network exchange) and VX (voice exchange) products enable interoperability and integration with existing networks for migration to secure internet protocol (IP)-based voice and data communications. In addition, Quintum, a subsidiary of N.E.T., delivers VoIP access solutions that bring the reliability and voice clarity of public telephone networks to internet telephony.  N.E.T. was founded in 1983.

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

The Company’s fiscal year ends on the last Friday in March. In most years, the fiscal year is 52 weeks, with each quarter comprised of thirteen weeks, which allows comparability of quarter over quarter results. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position as of December 28, 2007, the results of operations for the three and nine month periods ended December 28, 2007 and December 29, 2006, and the cash flows for the nine months ended December 28, 2007 and December 29, 2006.

These financial statements should be read in conjunction with the March 30, 2007 audited consolidated financial statements and notes thereto. The results of operations for the three and nine months ended December 28, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending March 28, 2008 or any future period.

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

Financial Statement Estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such management estimates and assumptions include, but are not limited to:  assumptions related to contracts that have multiple elements, the allowances for sales returns and potentially uncollectible accounts receivable, the valuation of intangibles , inventory, warranty costs, the valuation allowance on deferred tax assets, certain reserves and accruals, and assumptions related to stock-based compensation. Actual results could differ from those estimates.

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

Long-lived Assets:    The carrying value of long-lived assets, including goodwill and other intangibles, is evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset including disposition are less than the carrying value of the asset. An impairment is measured as the amount by which the carrying value exceeds the fair value. There were no such losses for the periods presented. Intangible assets that have finite useful lives greater than a year, consisting primarily of purchased technology and rights to use technologies, trademark, customer list, and patents, are amortized over their estimated useful lives.

Income Taxes:    Effective the beginning of fiscal 2008, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interest and penalties related to income tax matters are recorded in income tax expense. See Note 9.

Recently Issued Accounting Standards:    In December 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 141 (Revised), Business Combinations (SFAS 141R), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The requirements of SFAS 141R are effective for business combinations for which the acquisition date is on or after the effective date of the pronouncement. The pronouncement is effective for fiscal years beginning after December 15, 2008, which is the Company’s fiscal 2010. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS 141R on prospective acquisitions, if any.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which allows entities to choose to measure certain financial instruments and certain other items at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which is the Company’s fiscal 2009. The Company will evaluate the effect on its consolidated financial statements of adopting SFAS 159.

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

Note 3.  Business Combinations

Acquisition of Quintum Technologies, Inc.:  On December 4, 2007, the Company completed the acquisition of Quintum Technologies, Inc., a Delaware corporation (Quintum) pursuant to the terms of the Agreement and Plan of Merger (Merger Agreement) entered into on October 22, 2007. N.E.T. acquired all of the outstanding shares of Quintum at a total cost of $44.9 million, comprised of $20.5 million in cash and 1,732,252 shares of N.E.T common stock (valued at $21.0 million for accounting purposes) issued to the selling stockholders, along with $3.4 million of acquired debt and transaction costs. In addition, immediately after the acquisition, N.E.T. issued stock options to Quintum employees to purchase 567,500 shares of N.E.T. common stock at an exercise price of $11.66 per share (the closing price of N.E.T. common stock on December 4, 2007).

The acquisition of Quintum expands N.E.T.’s portfolio of enterprise voice solutions. Quintum supplies VoIP switching and gateway technologies for small-to mid-sized businesses and its product has a similar architecture to N.E.T.’s VX Series products. N.E.T believes the addition of Quintum’s product lines will enable the Company to capture sales in satellite and branch locations of enterprise and government customers that require a lower cost solution than the Company’s VX Series products. Quintum also has product assembly capabilities and other relationships in China and Hong Kong, which N.E.T. believes will provide increased business opportunities in the Asia Pacific region.

The total purchase price of the acquisition was as follows:

(in thousands)
Cash consideration	$20,493
Equity consideration	20,955
Quintum debt repaid	2,095
Transaction costs	1,405
$44,948

Under the purchase method of accounting, the total purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. The results of operations of Quintum are included in the accompanying unaudited condensed consolidated statements of operations from the date of acquisition.

The Company allocated the purchase price on a preliminary basis to tangible assets, liabilities, and identifiable intangible assets acquired, based on their estimated fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill. None of the goodwill recorded as part of the acquisition of Quintum will be amortizable for United States federal or state income tax.

The Company may adjust the preliminary purchase price allocation after obtaining more information regarding, among other things, asset valuations, liabilities assumed, and revisions of preliminary estimates. The preliminary allocation as of December 28, 2007 was:

(in thousands)
Fair value of net tangible assets acquired	$2,397
Identifiable intangible assets acquired	14,950
Goodwill	27,601
$44,948

Purchased identifiable intangible assets are amortized on an accelerated basis to reflect the pattern in which economic benefits of the intangible assets are expected to be consumed. The following table lists the purchased intangible assets acquired as part of the acquisition, their estimated useful lives, accumulated amortization, and net book value:

(in thousands)	Gross Purchased Intangible Asset	Estimated Useful Life (in Years)	Accumulated Amortization	Net Purchased Intangible Asset
Trademark	$1,050	5	$(17)	$1,033
Customer list	6,800	7	(29)	6,771
Technology	7,100	5	(145)	6,955
	$14,950		$(191)	$14,759

The estimated future amortization expense of purchased intangible assets as of December 28, 2007 is as follows:

(in thousands, per fiscal period)	Amount
Fourth quarter of fiscal 2008	$883
2009	3,147
2010	2,909
2011	2,672
2012	2,479
Thereafter	2,669
$14,759

Pro forma financial information:  The unaudited financial information in the table below summarizes the combined results of operations of N.E.T. and Quintum, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented also includes the purchase accounting adjustments on historical Quintum net assets, amortization charges from acquired intangible assets, adjustments to stock compensation expense, adjustments to interest income and expense, and related tax effects. The unaudited pro forma financial information for the three months ended December 28, 2007 combines the results for N.E.T. for the three months ended December 28, 2007, which include the results of Quintum subsequent to December 4, 2007 (the acquisition date), with the historical results for Quintum for the period from October 1, 2007 to December 4, 2007. The unaudited pro forma financial information for the nine months ended December 28, 2007 combines the results for N.E.T. for the nine months ended December 28, 2007, which include the results of Quintum subsequent to December 4, 2007, with the historical results for Quintum for the period from April 1, 2007 to December 4, 2007. The unaudited pro forma financial information for the three and nine months ended December 29, 2006 combines the historical results for N.E.T. for those periods, with the historical results for Quintum for the three and nine months ended December 31, 2006. The following table summarizes the pro forma financial information:

(in thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	December 28, 2007	December 29, 2006	December 28, 2007	December 29, 2006
Total revenue	$31,652	$27,097	$93,780	$74,607
Net income (loss)	388	(2,343)	(861)	(11,185)
Basic net income (loss) per share	0.01	(0.09)	(0.03)	(0.42)
Diluted net income (loss) per share	0.01	(0.09)	(0.03)	(0.42)

Note 4.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs. Inventories consisted of the following:

(in thousands)	December 28, 2007	March 30, 2007
Purchased components	$1,517	$4,082
Work-in-process	8,216	5,401
Finished goods	3,179	969
	$12,912	$10,452

Note 5.  Income (Loss) Per Share

The following table sets forth the computation of the numerator and denominator used in the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	December 28, 2007	December 29, 2006	December 28, 2007	December 29, 2006
Numerator:
Net income (loss)	$1,538	$(599)	$4,393	$(6, 709)
Denominator-weighted average shares of common stock outstanding:
For basic income (loss) per share	27,779	24,978	26,939	24,886
Effect of dilutive common stock equivalents from stock-based compensation	1,079	—	1,058	—
For diluted income (loss) per share	28,858	24,978	27,997	24,886
Basic net income (loss) per share	$0.06	$(0.02)	$0.16	$(0.27)
Diluted net income (loss) per share	$0.05	$(0.02)	$0.16	$(0.27)

The denominator for basic net income (loss) per share is the weighted average number of unrestricted common shares outstanding for the periods presented. In periods of net income, the denominator for diluted net income per share also includes potentially dilutive shares, which consist of shares issuable upon the exercise of dilutive stock options and contingently issuable shares. These shares, which are excluded from the computations of diluted net loss per share as they are anti-dilutive and reduce the loss per share, totaled 468,000 and 176,000, respectively, for the three and nine months ended December 29, 2006.

There are 6,236,000 shares of common stock issuable upon conversion of convertible senior notes and 784,000 shares of common stock issuable upon conversion of debentures. These shares and the related effect of the accrued interest on the convertible senior notes and the debentures are excluded from the calculation of diluted income (loss) per share for each period presented, as their inclusion would be anti-dilutive.

Note 6.  Restructure and Other Costs (Benefit)

The net restructure cost of $27,000 for the three months ended December 28, 2007 relates to an adjustment for employee separation costs accrued in a previous year’s restructure. The net restructure cost of $79,000 for the nine months ended December 28, 2007 relates both to adjustments for employee separation costs and unanticipated costs to exit the Company’s former manufacturing facility. The net restructure benefit of $5,000 and $4,000, respectively, for the three and nine months ended December 29, 2006, relates primarily to minor adjustments for employee separation costs from prior restructurings.

The liability for restructuring was $3.7 million at December 28, 2007, as shown in the table below. Components of accrued restructure costs and changes in accrued amounts related to restructuring during fiscal 2008 are as follows:

(in thousands)	Employee Separation Costs & Other	Lease Write-offs, Office Closure Costs & Other	Total
Balance at March 30, 2007	$564	$4,664	$5,228
Provision	48	31	79
Benefit	—	—	—
Payments	(271)	(1,619)	(1,890)
Other (1)	1	244	245
Balance at December 28, 2007	$342	$3,320	$3,662

(1)

Consists primarily of accretion of implied interest on the remaining liability for lease and other exit costs associated with the Company’s former manufacturing facility, which the Company vacated at the end of fiscal 2007. The Company executed a sublease for a portion of the facility early in the second quarter of fiscal 2008 on financial terms consistent with prior estimates.

The balance at December 28, 2007 includes $1.4 million included in other long term liabilities for lease and other exit costs for the vacated facility for periods beyond a year, net of sublease income.

Note 7.  License and Development Agreement

In October 2005, the Company entered into a license and development agreement with a third-party technology supplier, under which the Company acquired a license to manufacture and distribute the supplier’s high-speed networking platform. In June 2007, the agreement was amended to include an additional, more advanced, platform. Under the 2005 agreement and the 2007 amendment, each party agreed to perform development and other activities to bring new products to market and the Company obtained certain rights to market these products. Under the 2005 agreement, the Company paid $3.0 million in license and development fees and capitalized the amount in other assets in the accompanying condensed consolidated balance sheets. The Company began amortizing this amount in the second half of fiscal 2007 concurrent with the sale of the initial platform. Amortization of $253,000 and $928,000, respectively, was recorded for the three and nine months ended December 28, 2007.

Under the 2007 amendment, the Company has agreed to pay an additional $5.0 million in four equal installments to the supplier for the advanced platform and an extended exclusive right to market. The first installment was paid in June 2007, the second was paid in September 2007, and the remaining two will be due at separate future dates dependent upon the supplier’s delivery of future enhancements of the advanced platform. The Company has determined that the right to market, as amended, has a value separate from the prepaid license fee, and has allocated the $5.0 million between the two components, based on their fair value, with $1.7 million allocated to the right to market, and $3.3 million allocated to prepaid license fees. These amounts will be amortized over the estimable life of each component. At December 28, 2007, of the $2.5 million representing the first two installments, $800,000 for the right to market and $1.7 million for the prepaid license fee have been capitalized in other assets on the accompanying condensed consolidated balance sheets, with no amortization to date.

In addition to these payments, the Company is obligated to pay royalties on sales of the products, which began in the second half of fiscal 2007. These royalties totaled $196,000 and $817,000, respectively, for the three and nine months ended December 28, 2007, and no amounts for the comparable periods ended December 29, 2006.

The supplier also serves as a reseller of the platform and the parties have made occasional purchases from and sales to each other of inventory components and pre-production units. In connection with these arrangements, in the three and nine months ended December 28, 2007, the Company invoiced the supplier $1.2 million and $3.6 million, respectively for sales to the supplier for resale, and in the three and nine months ended December 29, 2006, the Company invoiced the supplier $552,000 and $715,000, respectively, for sales of pre-production units. The Company did not make any purchases of components or pre-production units during the three and nine month periods ended December 28, 2007, and  purchased none and $33,000, respectively, of goods from the supplier in the three and nine months ended December 29, 2006. At December 28, 2007, the Company had outstanding invoices of $1.2 million due from the supplier and owed the supplier $193,000 for royalties.

The Company’s President and CEO served as a member of the board of directors of the supplier through March 2007.

Note 8.  Warranty Accruals

The Company warrants most hardware product and software for twelve months. The software warranty entitles the customer to bug fixes but not software upgrades during the warranty period. The Company’s methodology is to accrue warranty expense based on historical expense trends calculated as a percentage of product sales. Actual expenses are charged against the accrual in the period they are incurred. On a quarterly basis, the warranty accrual is analyzed for adequacy based on actual trends and subsequent adjustments are made as necessary.

Components of the warranty accrual, which is included in accrued liabilities in the accompanying condensed consolidated balance sheets, were as follows:

	Nine Months Ended
(in thousands)	December 28, 2007	December 29, 2006
Balance at beginning of period	$62	$84
Quintum liability acquired	12	—
Charges to cost of goods sold	51	152
Charges to warranty accrual	(32)	(102)
Other adjustments (1)	(65)	(43)
Balance at end of period	$28	$91

(1)

Adjustments result from changes in warranty cost estimates related to labor costs to repair products and frequency of warranty claims.

Note 9.  Income Taxes

The Company recorded tax provisions of $47,000 and $206,000, respectively, for the three and nine months ended December 28, 2007. The income tax provisions for the three and nine months ended December 28, 2007 were primarily for U.S. federal alternative minimum tax as well as an increase in the Company’s unrecognized tax benefits related to tax positions in its international operations. The Company recorded a tax benefit of $1,000 and a tax provision of $5,000, respectively, for the three and nine months ended December 29, 2006. The benefit and provision for the three and nine months ended December 29, 2006 were primarily for minimum taxes in various jurisdictions as the Company incurred pre-tax losses. The Company’s effective tax rates of 3.0% and 4.5%, applied, respectively, for the three and nine months ended December 28, 2007, are lower than statutory tax rates, due primarily to the effect of stock-based compensation and utilization of net operating loss carryforwards. The Company’s effective tax rate for the nine months ended December 28, 2007 reflects its best current estimate of the rate expected for fiscal 2008, although relatively small changes in forecasted profitability for the remainder of the current year could significantly affect the projected annual effective rate. Accordingly, the Company’s effective tax rate for the remainder of the current fiscal year may fluctuate significantly.

Effective the beginning of fiscal 2008, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax positions for recognition by determining if the available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be reached upon ultimate settlement. As a result of adoption, the Company recognized no change in income tax liabilities. As of the adoption date, the Company had gross unrecognized tax benefits of $8.8 million. The total amount of tax benefits, if recognized, that would affect the effective tax rate was $412,000. Consistent with the provisions of FIN 48, the Company reclassified $412,000 of current income tax liabilities resulting in a $412,000 increase to non-current income taxes payable. The gross amount of unrecognized tax benefits decreased to $8.1 million at December 28, 2007, primarily as a result of expiring federal research and development tax credits. The amount of tax benefits, if recognized, that would affect the effective tax rate at December 28, 2007 was $506,000.

Interest and penalties related to income tax matters are recorded in income tax expense. As of the date of adoption of FIN 48, the Company had accrued $74,000 for interest and penalties related to uncertain tax positions, which increased to $103,000 as of December 28, 2007.

As of the date of adoption of FIN 48 and as of December 28, 2007, tax years from 2001 in the U.S. and the Company’s primary foreign jurisdictions remain open for examination. Although the timing of resolution and closure of audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next twelve months.

The Company has incurred tax losses in the last several fiscal years and, through March 30, 2007, had approximately $127.3 million of federal net operating loss carryforwards and $36.5 million of state operating loss carryforwards available expiring in the years 2013 through 2027. Currently, the Company believes that it is more likely than not that the net deferred tax asset will not be realized and therefore has recorded a valuation allowance for the entire balance. In future years, these benefits are available to reduce or eliminate taxes on future taxable income.

Through March 30, 2007, the Company had available federal research and development tax credit carryforwards of approximately $2.1 million expiring in the years 2009 through 2027 and alternative minimum tax credit carryforwards of approximately $2.5 million available indefinitely. California research and development tax credit carryforwards of approximately $9.7 million are also available indefinitely. The Company has not yet completed a determination of the amount of available net operating loss tax carryforwards of Quintum.

Note 10.  Financing Arrangements

The Company has a Business Loan Agreement and Security Agreement (Receivables) with Bank of America which provides for a $7.0 million line of credit. The line is available both for cash advances and for standby letters of credit and bears interest at the bank’s prime rate for cash advances and at prime minus 1% for letters of credit (6.25% at December 28, 2007). The line has been extended through October 30, 2008 and is secured by the Company’s accounts receivable. The agreement requires immediate repayment of all amounts outstanding if the Company’s cash balance, defined as the sum of unrestricted cash and short and long term investments, declines more than $10.0 million during a quarter or $30.0 million during the preceding twelve months. As of December 28, 2007, $415,000 in letters of credit and no cash advances were outstanding.

Note 11.  Convertible Senior Notes

In December 2007, the Company issued $85.0 million of 3 ¾% convertible senior notes due December 15, 2014, in a private placement. The notes may be converted by a holder, at its option, into shares of N.E.T. common stock initially at a conversion rate of 73.3689 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $13.63 per share of common stock (subject to adjustment in certain events), at any time on or prior to December 15, 2014, unless the notes were previously repurchased. If a holder elects to convert its notes in connection with certain fundamental changes, in certain circumstances the conversion rate will increase by a number of additional shares of common stock upon conversion. Upon conversion, a holder generally will not receive any cash payment representing accrued and unpaid interest, if any. The notes are not redeemable by N.E.T. prior to the stated maturity.

Upon the occurrence of certain fundamental changes, including without limitation, an acquisition of voting control of N.E.T, the liquidation or dissolution of N.E.T., or N.E.T. common stock ceasing to be traded on a U.S. national securities exchange, a holder may require N.E.T. to purchase for cash all or any part of its notes at a purchase price equal to 100% of the principal amount plus any accrued and unpaid interest (including additional interest, if any) up until, but not including, the fundamental change purchase date.

Under the terms of the note agreement, N.E.T. must file with the SEC within 90 calendar days after the original issuance of the notes, and use reasonable best efforts to cause to become effective within 180 calendar days after the original issuance of the notes, a shelf registration statement with respect to the resale of the notes and the common stock issuable upon conversion of the notes. If N.E.T. fails to effect a registration in the manner and within the time periods required under the registration rights agreement, N.E.T. will be required to pay additional interest on the notes.

The notes are unsecured senior obligations, ranking: equal in right of payment to all existing and future senior indebtedness; and senior in right of payment to any of existing and future subordinated indebtedness. The notes are effectively subordinated to existing and future secured indebtedness to the extent of the assets securing such indebtedness and structurally subordinated to the claims of all existing and future indebtedness and other liabilities of our subsidiaries.

Note 12.  Stock-based Compensation

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

The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations as a result of adopting SFAS 123R:

	Three Months Ended		Nine Months Ended
(in thousands)	December 28, 2007	December 29, 2006	December 28, 2007	December 29, 2006
Cost of revenue	$88	$31	$217	$95
Sales and marketing	189	60	471	182
Research and development	136	67	315	210
General and administrative	356	148	1,058	365
	$769	$306	$2,061	$852

There was no stock-based compensation cost capitalized as part of inventory during the three and nine months ended December 28, 2007 and December 29, 2006. As required by SFAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

Determining Fair Value:

Valuation and amortization method:   The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. The fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Expected Term:  The Company has estimated the expected term of options granted in fiscal 2008 using vesting periods of awards and historical data such as past experience and post vesting cancellations. During the year ended March 30, 2007, the Company derived the expected term of options from the midpoint between the vesting and contractual term, a method described in the SEC’s Staff Accounting Bulletin No. 107 (SAB 107) and allowed by the SEC for fiscal periods ending on or before December 2007.

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

The fair value of the Company’s stock option awards granted to employees was estimated using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	December 28, 2007	December 29, 2006	December 28, 2007	December 29, 2006
Expected term, in years	5.24	6.08	5.24	6.08
Expected volatility	54.98%	62.80%	55.33%	64.00%
Risk-free interest rate	3.52%	4.66%	4.27%	4.67%
Expected dividends	—	—	—	—
Weighted average fair value	$6.08	$3.41	$5.83	$2.70

At December 28, 2007, the total compensation cost related to unvested stock-based awards not yet recognized, net of estimated forfeitures, was approximately $7.4 million. The weighted-average period during which the cost will be amortized, which will be adjusted for subsequent changes in estimated forfeitures, was approximately 3.0 years.

Stock Options & Awards Activity:    Activity in the Company’s option plans is summarized below:

Options:	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at March 30, 2007	5,556,940	$6.91	5.90	$16,480
Granted	1,510,809	10.99
Exercised	(1,780,867)	7.12
Forfeited and expired	(201,909)	11.50
Outstanding at December 28, 2007	5,084,973	$7.86	7.03	$7,767
Vested and expected to vest at December 28, 2007	4,451,978	$7.72	6.73	$7,051
Exercisable at December 28, 2007	2,768,930	$6.93	5.22	$5,283

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at December 28, 2007, for options outstanding as of that date. The options granted during the nine months ended December 28, 2007 include 567,500 options granted to employees of Quintum at the date of acquisition.

Restricted stock awards:	Shares	Weighted Average Grant Date Fair Value
Nonvested stock at March 30, 2007	167,535	$3.28
Granted	16,000	10.75
Vested	(101,897)	3.52
Forfeited	(5,438)	5.99
Nonvested stock at December 28, 2007	76,200	$4.32

Note 13.  Stockholders’ Rights Agreement

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

Note 14.  Contractual Obligations and Contingencies

In the normal course of business, the Company enters into contractual commitments to purchase services, materials, components, and finished goods from suppliers, primarily the Company’s contract manufacturer. In connection with the manufacturing of final products, the contract manufacturer procures components and manufactures subassemblies based on the Company’s demand forecasts, for which the Company may also incur contractual liabilities. As of December 28, 2007, there were no such liabilities. The Company’s other contractual obligations and contingencies increased from March 30, 2007 due to the following:

As a result of issuance of 3 ¾% convertible senior notes issued December 2007 (in thousands)	Total	2008	2009 to 2010	2011 to 2012	After 2012
Long-term debt	$85,000	$—	$—	$—	$85,000
Interest	22,312	—	6,375	6,375	9,562
	$107,312	$—	$6,375	$6,375	$94,562

As a result of the acquisition of Quintum, operating leases with current annual minimum lease payments approximating $409,000 annually became obligations of the Company. The majority of these leases expire in the next 12 months but are expected to be renewed for terms of three to seven years at substantially the same terms. Additionally, taxes payable related to uncertain tax positions were reclassified from current to long-term liabilities as a result of our adoption of FIN 48 at the beginning of fiscal 2008.

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

Significant Accounting Policy Judgments and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates and assumptions, which we evaluate on an on-going basis, include, but are not limited to:  assumptions related to contracts that have multiple elements, the allowances for sales returns and potentially uncollectible accounts receivable, the valuation of intangibles, inventory, warranty costs, the valuation allowance on deferred tax assets, certain reserves and accruals, estimated lives of depreciable assets, and assumptions related to stock-based compensation. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Actual results could differ from those estimates.

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

Inventory and contract manufacturer liabilities:   We outsource our manufacturing. Our contract manufacturer for N.E.T. products procures and manufactures components and subassemblies and manufactures our products based on our demand forecasts. These forecasts are based on our estimates of future demand and customer delivery expectations. We value inventory at the lower of cost (first-in, first-out) or market. If we believe that demand no longer allows us to sell our inventory above cost, or at all, we establish reserves to write down inventory to market value or write off excess or obsolete inventory. We use estimates to allocate manufacturing overhead to inventory which is expensed when the inventory is sold to the end customer. We also use our estimates of future demand to record contractual liabilities and exposures related to the contract manufacturer.

Long-lived Assets:    We evaluate the carrying value of long-lived assets, including goodwill and other intangibles, whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges. Significant assumptions and estimates include the projected cash flows based upon estimated revenue and expense growth rates, the estimated royalty rates used for valuation of acquired trademarks or trade names, and the discount rate applied to expected cash flows. In addition, our depreciation and amortization policies reflect judgments on the estimated useful lives and patterns in which the economic benefits of the assets will be realized. An impairment is measured as the amount by which the carrying value exceeds the fair value. There were no such losses for the periods presented.

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

Income Taxes:   Effective the beginning of fiscal 2008, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We record interest and penalties related to income tax matters in income tax expense.

As of the date of adoption, tax years from 2001 in the U.S. and our primary foreign jurisdictions remain open for examination. Although the timing of resolution and closure of audits is highly uncertain, we do not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next twelve months.

We have incurred tax losses in prior fiscal years and, through March 30, 2007, had an estimated $127.3 million of federal net operating loss carryforwards and $36.5 million of state operating loss carryforwards available expiring in the years 2013 through 2027. Currently, we believe that it is more likely than not that the net deferred tax asset will not be realized and therefore we have recorded a valuation allowance for the entire balance. In future years, these benefits are available to reduce or eliminate taxes on future taxable income.

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

Results of Operations

The following table sets forth selected data derived from our condensed consolidated statements of operations expressed as a percentage of revenue for the periods presented:

	Three Months Ended		Nine Months Ended
	December 28, 2007	December 29, 2006	December 28, 2007	December 29, 2006
Percent of revenue
Product	87.7%	88.0%	87.6%	87.1%
Service	12.3	12.0	12.4	12.9
Total revenue	100.0	100.0	100.0	100.0

Product gross margin	54.2	61.1	57.1	59.8
Service gross margin	14.2	8.2	13.2	4.9
Total gross margin	49.3	54.7	51.6	52.7

Sales and marketing	17.5	22.0	17.3	23.2
Research and development	19.9	22.9	21.5	26.7
General and administrative	9.6	14.9	10.0	16.2
Restructure and other costs	0.0	—	0.1	—
Total operating expenses	47.0	59.7	48.9	66.1
Income (loss) from operations	2.3	(5.0)	2.7	(13.3)

Interest income, net	2.3	2.3	2.5	2.1
Other income (expense), net	0.9	(0.1)	0.3	(0.1)

Income (loss) before taxes	5.5	(2.7)	5.5	(11.4)
Income tax provision	0.2	—	0.2	—
Net income (loss)	5.3%	(2.7)%	5.3%	(11.4)%

Overview and Highlights

•

We achieved a third consecutive quarterly profit after incurring quarterly losses in the previous two fiscal years. Increased revenue produced net income of $1.5 million in the most recent quarter compared to a net loss of $0.6 million in the third quarter of fiscal 2007.

•

We completed our acquisition of Quintum Technologies on December 4, 2007. The cost of the acquisition was $44.9 million, including the issuance of 1.7 million shares of common stock valued for accounting purposes at $21.0 million. Financial results for Quintum from the acquisition date are included in our results for the periods ended December 28, 2007.

•

Total revenue of $29.0 million increased 31.6% from the prior year comparable quarter. Product revenue was at its highest level in the past three years primarily due to increased business from the government sector, particularly of IP-based products. Revenue from Quintum was $1.1 million from the acquisition date to December 28, 2007.

•

Sales of the new voice-over-IP (VoIP) platforms contributed approximately 35% of product revenue. The VX Series, our existing voice exchange platform, leverages features of our former SHOUT product to provide a solution enabling VoIP with advanced network control and security features. During the first nine months of fiscal 2008, we achieved a number of significant sales to systems integrators fulfilling program requirements for various government agencies. In addition to secure voice applications for the government, the VX Series platform provides enterprise customers with telephony integration for unified communications and unified messaging. In the recently completed quarter, we augmented our VoIP product portfolio with the acquisition of Quintum.

•

Our sales to the government sector continue to account for the substantial majority of our revenue. As a percent of total revenue, our sales to the government sector decreased from 92.9% in the second quarter of fiscal 2008, to 83.6% in the most recent quarter. The shift is a result of increased commercial sales, due to upgrades of our legacy equipment by commercial customers and the acquisition of Quintum. As a percent of product revenue, our Promina sales have declined in recent years, but still account for the majority of our product revenue. We expect our mix of product sales and our sector mix to fluctuate quarter to quarter, as our customers continue to move to IP-based communications. Spending by government customers is dependent upon the size of budget allocations and, particularly in our fiscal third quarter, the timely passage of the annual federal budget. The following table shows product revenue from our Promina product and total revenue from our government customers:

	Three Months Ended		Nine Months Ended
(in thousands)	December 28, 2007	December 29, 2006	December 28, 2007	December 29, 2006
Promina product revenue	$13,763	$13,367	$40,017	$35,883
% of product revenue	54.0%	68.8%	55.3%	69.7%
Revenue from government customers	$24,268	$20,030	$74,247	$52,922
% of total revenue	83.6%	90.8%	89.8%	89.6%

•

We began manufacturing products at a new contract manufacturer. We moved our contract manufacturing for N.E.T. products to a new vendor, who will also be responsible for inventory management and production planning. As a result of this transition, we incurred increased manufacturing costs as well as charges related to the transfer of inventory to the new vendor. We will incur additional transition costs as we progress through the transition.

•

We raised $82 million from the issuance of convertible debt.  We substantially bolstered our balance sheet through a private placement of convertible debt. Additionally, we increased cash and investments by more than $6 million from operations in the most recent quarter.

Revenue

	Three Months Ended			Nine Months Ended
(in thousands)	December 28, 2007	December 29, 2006	Change	December 28, 2007	December 29, 2006	Change
Product	$25,480	$19,424	31.2%	$72,424	$51,470	40.7%
Service	3,559	2,645	34.6	10,288	7,593	35.5
Total revenue	$29,039	$22,069	31.6%	$82,712	$59,063	40.0%

Total revenue in the three and nine months ended December 28, 2007 was higher than the comparable prior year periods due in large part to an increase in our domestic and international government business. Revenue from government customers increased 21.2% and 40.3%, respectively, compared to the prior year comparable periods. In the three months ended December 28, 2007, we increased the tiered discounts provided to the government under our contract with the General Services Administration (GSA) by an additional four percentage points off of our list prices. For the quarter ended December 28, 2007, revenue under the GSA contract was less than 10% of total revenue, though substantial additional revenue comes from other contracts that are based on our GSA contract. Revenue from our commercial customers in the third quarter of fiscal 2008 increased $2.8 million, or more than 130%, as compared to the third quarter of fiscal 2007. This increase was driven by a $2.2 million increase in revenue from sales in Europe, driven in large part by upgrades and expansions of existing Promina networks, as well as $1.1 million of revenue related to Quintum, offset by a $500,000 decrease in revenue from North America and the Asia Pacific region.

Product revenue increased primarily due to increased demand by government customers for tactical and mobile applications and increased sales to commercial customers of VoIP products and upgrades and expansions of legacy equipment. Product revenue from sales of our VX Series products increased $4.2 million and $11.2 million for the three and nine months ended December 28, 2007, respectively. The prior year nine month period included $1.5 million of previously deferred revenue from our contract with NATO, on which we achieved final acceptance later in fiscal 2007. ITT  Corporation (formerly EDO Corporation), a government systems integrator, accounted for $4.6 million, or 15.9%, and $19.6 million, or 21.6%, respectively, of total revenue in the three and nine months ended December 28, 2007, purchasing products in both our Promina and VX Series products. Revenue from ITT Corporation was $3.8 million or 17.3%, and $12.8 million or 21.6%, respectively, of total revenue in the three and nine months ended December 29, 2006.

Service revenue increased primarily as a result of our expanded relationship with CACI International, which began in the fourth quarter of fiscal 2007 and provided $1.1 million and $3.3 million, respectively, of incremental revenue in the three and nine months ended December 28, 2007. Through a contractual arrangement, CACI has had certain rights to provide maintenance and other services to our Federal customers. Under the new arrangement, both N.E.T. and CACI sell services for N.E.T.’s product lines, and each company is responsible for various aspects of service delivery. Revenue from maintenance and training services is shared between the companies, with the percentage determined based upon revenue levels.

Significant fluctuations in our service revenue can occur as a result of factors affecting the timing of the recognition of revenue, including customer deployment schedules and contractual acceptance provisions.

Gross Margin

	Three Months Ended			Nine Months Ended
	December 28, 2007	December 29, 2006		December 28, 2007	December 29, 2006
Product gross margin	54.2%	61.1%		57.1%	59.8%
Service gross margin	14.2	8.2		13.2	4.9
Total gross margin	49.3%	54.7.	%	51.6%	52.7%

Total gross margin decreased 5.4 and 1.1 percentage points, respectively, for the three and nine months ended December 28, 2007 from the prior year comparable periods, primarily as a result of decreased product gross margins. Total and product gross margins in the nine months ended December 29, 2006 were aided by recognition of $1.5 million of previously deferred revenue with no associated costs.

Product gross margin for the three and nine months ended December 28, 2007 was affected by the increased costs resulting from the transition to our new contract manufacturer, among other factors. As a result of the transition, we incurred increased costs for manufacturing and shipping and incurred charges related to the transfer of inventory to the new vendor at less than our carrying value. During the three months ended December 28, 2007, the increased manufacturing costs were $460,000 and the inventory charges were $536,000. During the nine months ended December 28, 2007, the increased manufacturing costs were $1.1 million and the inventory charges were $693,000. For the three and nine months ended December 28, 2007, these costs accounted for approximately four percentage points and two percentage points, respectively, of the declines in product gross margin as compared to the prior year periods. Product gross margin for the three and nine months ended December 28, 2007 was also affected by a charge of $145,000, representing one month of amortization of developed technology acquired from Quintum.

Product gross margin was further affected by the introduction of new products, which typically have lower gross margins as a result of customary discounting for early customers and higher per-unit costs associated with low purchase volumes of components, and the decline in sales of our established Promina product, which generally have higher gross margins. These declines in product gross margin were slightly offset by the increase in product revenue, which provided a larger base over which to spread certain fixed manufacturing costs.

For at least the remainder of fiscal 2008, we expect transition costs and related inventory charges to continue at about the level incurred in the three months ended December 28, 2007, before decreasing in the first half of fiscal 2009. In addition, amortization of purchased technology will increase in future periods to reflect charges for complete reporting periods. The total amount of developed technology acquired as part of the Quintum acquisition was $7.1 million, which will be amortized over five years.

Service gross margin increased for the three and nine months ended December 28, 2007 from the prior year comparable periods as a result of additional revenue from the CACI revenue sharing agreement, partially offset by additional costs from CACI and slightly higher fixed costs for our service department. Service gross margin is affected primarily by the number of customers on maintenance contracts, our contractual relationships with service partners, and the mix of services provided. Until we expanded our relationship with CACI in the fourth quarter of fiscal 2007, our government customers primarily received service from CACI. CACI received a majority of the revenue even where we had the contractual relationship with the customer, which adversely affected our service margin. Service gross margin will typically vary over time due to the timing of service contract initiations and renewals, customer training schedules, and changes in the mix of services between fixed-cost or time and materials based services.

Operating Expenses

	Three Months Ended			Nine Months Ended
(in thousands)	December 28, 2007	December 29, 2006	Change	December 28, 2007	December 29, 2006	Change
Sales and marketing	$5,076	$4,848	4.7%	$14,279	$13,728	4.0%
Research and development	5,783	5,044	14.7	17,751	15,747	12.7
General and administrative	2,774	3,286	(15.6)	8,300	9,555	(13.1)
Restructure and other costs	27	(5)	(640.0)	79	(4)	(2,075.0)
Total operating expenses	$13,660	$13,173	3.7%	$40,409	$39,026	3.5%

Total operating expenses increased due to increased sales and marketing and research and development costs in the three and nine months ended December 28, 2007 as compared to the same periods in the prior year, partially offset by decreases in general and administrative expense.

The primary factors affecting total operating expenses for both the three and nine month periods ended December 28, 2007 were:

•

The total number of personnel in operating expense areas increased to 245 from 184 a year ago, primarily as a result of our Quintum acquisition.

•

Stock-based compensation expense increased as a result of both a greater number of shares granted pursuant to stock-based awards and a higher stock price, which affects the calculated value of the awards. Stock compensation expense included in operating expenses was $681,000 and $1.8 million for the three and nine months ended December 28, 2007, respectively; compared to $275,000 and $757,000 for the three and nine months ended December 29, 2006, respectively.

•

Operating expenses increased by $695,000 as a result of our acquisition of Quintum in December 2007.

•

Quarterly expense of approximately $770,000 associated with our former manufacturing facility was eliminated at the beginning of fiscal 2008.

•

Depreciation costs decreased primarily due to replacement of our old ERP system, which was fully depreciated at the end of fiscal 2007 for which we incurred approximately $200,000 per quarter in accelerated depreciation during fiscal 2007.

Factors affecting specific operating expenses for both the three and nine month periods ended December 28, 2007 were:

•

Research and development expense increased for both the three and nine month periods ended December 28, 2007, from the comparative prior year periods, as a result of additions to personnel and increased stock-based compensation costs, which together added $183,000 and $550,000, respectively, and increased consulting costs of $233,000 and $860,000, respectively.

•

General and administrative expense decreased primarily as a result of the elimination of expenses associated with our former manufacturing facility. Offsetting this decrease are increases in external audit, accounting, and legal costs of $158,000 and $218,000 for the three and nine months ended December 28, 2007, as compared to the comparative periods in the prior year.

We acquired $7.9 million in identifiable intangible assets as part of our acquisition of Quintum, which will be amortized over a period of five to seven years. Operating expenses for the three and nine month periods ended December 28, 2007 included $46,000 for one month of amortization. Amortization will increase in future periods to reflect charges for complete reporting periods.

Non-Operating Items

	Three Months Ended			Nine Months Ended
(in thousands)	December 28, 2007	December 29, 2006	Change	December 28, 2007	December 29, 2006	Change
Interest income	$1,242	$967	28.4%	$3,522	$2,634	33.7%
Interest expense	(566)	(456)	24.1	(1,479)	(1,376)	7.5
Other income (expense), net	254	(16)	(1,687.5)%	247	(86)	387.2%

Interest income in the three and nine months ended December 28, 2007 increased from the prior year comparative periods primarily due to increased cash and investment balances, as well as higher yields on our short-term investments. Total cash and investments were $161.2 million and $84.9 million, at December 28, 2007 and December 29, 2006, respectively.  Cash balances at December 28, 2007 include net proceeds from the issuance of convertible senior notes of $82.2 million, offset by $23.2 million used in the Quintum acquisition.

Interest expense in both periods consisted primarily of the interest on our 7 1/4% convertible subordinated debentures, and interest expense for the third quarter of fiscal 2008 included $109,000 of interest expense and amortization of offering costs related to our 3 ¾% convertible senior notes.

Other income (expense), net, was comprised of:

	Three Months Ended		Nine Months Ended
(in thousands)	December 28, 2007	December 29, 2006	December 28, 2007	December 29, 2006
Gain (loss) on foreign exchange	$52	$(22)	$48	$(74)
Realized gain (loss) on investments	202	6	206	(5)
Other	—	—	(7)	(7)
	$254	$(16)	$247	$(86)

Income Tax Provision

Income tax provisions were $47,000 and $206,000, respectively, for the three and nine months ended December 28, 2007. The income tax provisions were primarily for U.S. federal alternative minimum taxes as well as an increase in unrecognized tax benefits related to tax positions in our international operations. The benefit of $1,000 and the provision of $5,000, respectively, for the three and nine months ended December 29, 2006, were primarily for minimum taxes in various jurisdictions. The tax rates of 3.0% and 4.5% applied, respectively, for the three and nine months ended December 28, 2007, are lower than statutory tax rates due primarily to the effect of stock-based compensation and utilization of net operating loss carryforwards. The effective rate of 4.5% is our best current estimate for fiscal 2008, although relatively small changes in forecasted profitability for the remainder of the current year could significantly affect the projected annual effective rate. Accordingly, our effective tax rate for the remainder of the current fiscal year may fluctuate significantly.

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

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been our cash balances, cash provided by operating activities, and committed credit lines. During the nine months ended December 28, 2007, we received $82.2 million in net proceeds from the issuance of convertible senior notes, offset by $23.2 million used in the Quintum acquisition. We also benefited from net proceeds of $12.7 million from stock option exercises.

Cash Balances:    As of December 28, 2007, we had cash balances of $161.2 million, including cash equivalents and short-term investments, as compared to $90.1 million as of March 30, 2007. Our cash balances at December 28, 2007 are invested approximately 75% in U.S. Treasury and government agency investments and cash equivalents, primarily money market funds. The remainder consists of corporate bonds and asset-backed securities, none of which are sub-prime residential mortgages. We have no auction rate securities.

Net Cash Provided by (Used in) Operating Activities:    The increase in net cash provided by operating activities for the nine months ended December 28, 2007 as compared to the comparable period in fiscal 2007 is primarily the result of increased revenue, offset by increases in receivables and sales of components to our contract manufacturer which are included in prepaids and other assets. Days sales outstanding (DSO) was 59 days and 53 days at December 28, 2007 and December 29, 2006, respectively.

Non-cash adjustments to reconcile net income to net cash used in operating activities in the periods reported primarily relate to depreciation, amortization, and accretion, and to stock-based compensation. Depreciation, amortization, and accretion decreased primarily due to our old ERP system having been fully depreciated at the end of fiscal 2007, which eliminated approximately $380,000 of depreciation per quarter. We implemented our replacement ERP system in the third quarter of the current fiscal year, for which quarterly depreciation expense is approximately $50,000. Stock-based compensation increased as compared to the prior year as a result of both a greater number of shares granted pursuant to stock-based awards and a higher stock price, which affects the calculated value of the awards. Also, we recorded stock-based compensation of approximately $160,000 in the three months ended September 28, 2007 for the modification of certain awards for a retiring member of our board of directors.

Net Cash Used in Investing Activities:     The increase in net cash used in investing activities in the nine months ended December 28, 2007 as compared to the comparable period in fiscal 2007 resulted primarily from our acquisition of Quintum, which required cash for the acquisition price and transaction costs of $21.2 million in the most recent quarter, and also from generating more cash from financing activities in the current period from exercises of stock-based awards, reducing the need to liquidate short-term investments. Purchases of short-term investments exceeded sales and maturities by $6.5 million in the nine months ended December 28, 2007, whereas proceeds from sales and maturities exceeded purchases by $2.0 million in the nine months ended December 29, 2006. We increased spending by $904,000 for property and equipment, including our replacement ERP system, and paid $2.5 million under our expanded agreement with a third-party technology supplier. We will make additional payments to the technology supplier totaling $2.5 million in later periods, dependent upon deliverables by the supplier.

Net Cash Provided by Financing Activities:    Net cash provided by financing activities in the first nine months of fiscal 2008 was $92.5 million as compared to $503,000 in the comparable prior year period. We received $82.2 million in net proceeds from the issuance of convertible senior notes and $12.7 million from exercises of stock options under stock-based compensation plans, as compared to $615,000 from stock options in the comparable prior year period. Of the $12.7 million, $5.6 million was from exercises of stock-based awards by the former CEO and $1.6 million was from exercises by a former member of the board of directors, each of whom has no remaining stock options. Future proceeds to us from the issuance of common stock under employee stock plans will be affected primarily by fluctuations in our stock price. Our repurchases of restricted stock from employees for payment of withholding tax obligations arising from the vesting of restricted stock awards increased in the nine months ended December 28, 2007 as compared to the prior year primarily as a result of our higher stock price in the current year on the vesting dates.

Non cash Investing Activities:    The primary non-cash investing activity in the nine months ended December 28, 2007 was the issuance of $21.0 million in our common stock as a portion of the payment to selling stockholders for our acquisition of Quintum.

Credit Lines:    We maintain a $7.0 million line of credit that is available both for cash advances and for standby letters of credit. It bears interest at the bank’s prime rate for cash advances and at prime minus 1% for letters of credit (6.75% at December 28, 2007). The line, which has been extended through October 30, 2008, is secured by our accounts receivable. The agreement requires immediate repayment of all amounts outstanding if our cash balance, defined as the sum of unrestricted cash and short and long-term investments, declines more than $10.0 million from the previous quarter or $30.0 million during the preceding twelve months. As of December 28, 2007, $415,000 in letters of credit and no cash advances were outstanding.

Contractual Obligations and Commercial Commitments:    Our contractual obligations consist of facilities leases with noncancellable terms in excess of one year, principal and interest on our 3 ¾% convertible senior notes and our 7 ¼% redeemable convertible subordinated debentures, a license and development agreement with a third party to develop new products, and $506,000 of long-term income taxes payable as of December 28, 2007 related to uncertain tax positions reclassified from current liabilities as a result of our adoption of FIN 48 in the first quarter of the current fiscal year. The Company’s contractual obligations and contingencies increased from March 30, 2007 due to the following:

As a result of issuance of 3 ¾% convertible senior notes issued December 2007 (in thousands)	Total	2008	2009 to 2010	2011 to 2012	After 2012
Long-term debt	$85,000	$—	$—	$—	$85,000
Interest	22,312	—	6,375	6,375	9,562
	$107,312	$—	$6,375	$6,375	$94,562

As a result of the acquisition of Quintum, operating leases with current annual minimum lease payments approximating $409,000 annually became obligations of the Company. The majority of these leases expire in the next 12 months but are expected to be renewed for terms of three to seven years at substantially the same terms.

We executed a sublease for a portion of our vacated former manufacturing facility early in the second quarter of fiscal 2008 on financial terms consistent with prior estimates. Included in the operating lease amounts are payments on our vacated facilities in Fremont and Canada, of which $2.9 million, representing the discounted value of the lease payments, net of sublease income, is accrued in our restructure liability at December 28, 2007.

We cannot currently predict the date of settlement or payment of the long-term income tax liability for uncertain tax positions as the timing of resolution of our liability is highly uncertain.

In the normal course of business, we enter into contractual commitments to purchase services, materials, components, and finished goods from suppliers, primarily our contract manufacturer. In connection with the manufacturing of final products, our contract manufacturer procures and manufactures components and manufactures subassemblies based on our demand forecasts, for which we may also incur contractual liabilities. As of December 28, 2007, there were no such liabilities.

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

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141(Revised), Business Combinations (SFAS 141R), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The requirements of SFAS 141R are effective for business combinations for which the acquisition date is on or after the effective date of the pronouncement. The pronouncement is effective for fiscal years beginning after December 15, 2008, which is our fiscal 2010. Early adoption of this accounting pronouncement is prohibited. We are currently evaluating the impact of SFAS 141R on prospective acquisitions, if any.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which allows entities to choose to measure certain financial instruments and certain other items at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which is our fiscal 2009. We will be evaluating the effect on our consolidated financial statements of adopting SFAS 159.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following are the material changes in the information reported under Part II, Item 7A of our Form 10-K for the fiscal year ended March 30, 2007:

•

A 10% adverse change in market interest rates would decrease the fair value of our investment portfolio by approximately $370,000, as compared to a decrease of approximately $400,000 as of March 30, 2007.

•

A 10% adverse change in the foreign currency rates affecting our foreign exchange contracts as of their December 28, 2007 levels would decrease the fair value of the contracts by approximately $550,000, as compared to a decrease of approximately $700,000 for the contracts as of March 30, 2007.

•

The fair market value of our recently issued 3 ¾% convertible senior notes is sensitive to changes in interest rates and to the price of our common stock into which it can be converted as well as our financial stability. The yield to maturity on the notes is fixed, therefore the interest expense on the debt does not fluctuate with interest rates. The fair value of the trading notes was approximately $77.1 million as of December 28, 2007.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Section 13(a) or Section 15(d), management, under the supervision and with the participation of the chief executive officer (CEO) and chief financial officer (CFO), evaluated the effectiveness of our disclosure controls and procedures at the end of the period covered by this report as well as any changes in disclosure controls and procedures that occurred during the period covered by this report. Our management, including our CEO and CFO, has concluded that our disclosure controls and procedures are effective as of December 28, 2007.

No changes in our internal control over financial reporting occurred during the quarter ended December 28, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

Our business is subject to the risks and uncertainties described in our most recent annual report on Form 10-K, as updated in our most recently filed Form 10-Q. There may be additional risks that have not yet been identified and risks that are not material now but could become material. Any one of these risks could hurt our business, results of operations or financial condition. Investors should carefully review the risk factors described in our annual report on Form 10-K and our most recently filed Form 10-Q as updated below.

Updates of Certain Existing Risk Factors

A significant portion of our revenue is generated from sales to governmental agencies.

A significant portion of our total revenue from product sales comes from contracts with governmental agencies, most of which do not include long-term purchase commitments. Historically, the government has been slower to adopt new technology, such as packet-based technology, which has had the effect of extending the product life of our Promina product. While the government has purchased and is evaluating some of our new products for broader deployment, this new business may not develop quickly or be sufficient to offset future declines in sales of our Promina product. If the government accelerated adoption of new technology and replaced the Promina product line in their networks with products other than ours, our product revenue would decline further. We face significant competition in obtaining future contracts with the government. If we fail in developing new products and successfully selling them to our government customers, our revenue will suffer and we may not be profitable. The Federal Government has issued specific requirements for IP networking products to incorporate a technology referred to as “IPv6” and requires products destined for use in military applications be certified by the Joint Interoperability Test Command (JITC). If we are unable to complete development efforts necessary to support IPv6 within the timeframes required by the Federal Government or are unable to obtain JITC certifications as needed, our government sales, and hence our revenue and results of operations, may suffer.

A substantial portion of the revenue generated from our government customers is based on our contract with the GSA. This contract imposes significant compliance and reporting obligations on us. The contract also establishes a fixed price under which government customers may purchase our products and provides for automatic mandatory price reductions upon certain events. In addition, the GSA can impose financial penalties for non-compliance, such as those we were subject to following the government’s post-award review of our commercial and government sales activity in the period 2001 to 2005.

Through an agreement resulting from the sale of our federal services business to CACI, CACI and the Company share responsibility for maintenance and other services to our customers. If for any reason our mutual customers are unsatisfied with the services, it could adversely affect sales of our products and services.

We outsource our product manufacturing and recently transitioned between vendors.

We outsource our product manufacturing, including most assembly and structural test, as well as functional test, systems integration, and order fulfillment functions, though we generally remain liable for inventory of components and finished material.

In the quarter ended December 28, 2007, we moved our contract manufacturing for N.E.T. products to a new vendor. The transition has involved extra manufacturing costs as well as the transfer of knowledge specific to the manufacture of our products. We expect transition costs to continue, although at decreasing levels during the first half of fiscal 2009. The new vendor’s lack of experience with our products as well as our own adjustments to working with the new vendor has caused delays in customer product shipments and could cause additional delays or problems with product quality. Any other difficulties or failures to perform by the contract manufacturer could also cause delays in customer product shipments or otherwise negatively affect our results of operations. We intend in the future to also transfer responsibility for inventory management and production planning to the contract manufacturer, which could increase the risks of carrying too much or too little inventory of either component parts or manufactured product. We have agreed to compensate our contract manufacturer in the event of termination or cancellation of orders, discontinuance of product, or excess material. Also, should the contract manufacturer in some future period decide not to renew our contract with it, or should we experience any failure to perform or other difficulties with the contract manufacturer, it would be difficult for us to quickly transfer our manufacturing requirements to another vendor, likely causing substantial delays in customer product shipments and adversely affecting our revenue and results of operations. In connection with the transition to the new contract manufacturer, we will incur charges for inventory transferred to the contract manufacturer at below our carrying cost.

We may engage in acquisitions or similar transactions that could disrupt our operations, cause us to incur substantial expenses, result in dilution to our stockholders and harm our business if we cannot successfully integrate the acquired business, products, technologies or personnel.

Our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. We have addressed and are likely to continue to address the need to introduce new products both through internal development and through acquisitions of other companies and technologies that would complement our business or enhance our technological capability.

Acquisitions involve numerous risks, including the following:

•

adverse effects on existing customer relationships, such as cancellation of orders or the loss of key customers;

•

difficulties in integrating or retaining key employees of the acquired company;

•

difficulties in integrating the operations of the acquired company, such as information technology resources, manufacturing processes, and financial and operational data;

•

entering markets in which we have no or limited prior experience;

•

difficulties in assimilating product lines or integrating technologies of the acquired company into our products;

•

disruptions to our operations;

•

diversion of our management’s attention;

•

potential incompatibility of business cultures;

•

potential dilution to existing stockholders if we issue shares of common stock or other securities as consideration in an acquisition or if we issue any such securities to finance acquisitions;

•

limitations on the use of net operating losses;

•

negative market perception, which could negatively affect our stock price;

•

the assumption of debt and other liabilities, both known and unknown; and

•

additional expenses associated with the amortization of intangible assets or impairment charges related to purchased intangibles and goodwill, or write-offs, if any, recorded as a result of the acquisition.

Additional Risk Factors

Our recent acquisition of Quintum Technologies involves numerous risks and challenges.

The recently completed acquisition of Quintum will likely present a number of risks and challenges, including the following, any of which could have a material adverse effect on our financial condition and results of operations:

•

difficulties in integrating the technologies, operations and employees of Quintum into our business;

•

inability to reap all the anticipated benefits of the acquisition including the potential future impairment of our recorded goodwill and acquired identifiable intangible assets, which would require that we write-off the impaired amount;

•

difficulty in maintaining relationships with Quintum partners and customers after the closing of the acquisition, including the potential termination of certification status by partners such as Microsoft;

•

the assumption of additional liabilities in connection with the transaction, including without limitation as a result of breaches of representations and warranties, which may exceed the amount of the escrow fund established for payment of such liabilities; and

•

the need to defend outstanding litigation against Quintum and potential additional liabilities we may incur if such litigation results in us incurring additional expenses beyond what is currently set aside in escrow for payment of such expenses.

We are exposed to fluctuations in the market values of our investment portfolio.

Although we have not experienced any material losses on our cash, cash equivalents and short-term investments, future declines in their market values could have a material adverse effect on our financial condition and operating results. Our investment policy requires our investments to have a credit rating of single-A or better, with asset backed securities rated triple A. Although our portfolio has no auction rate or sub-prime mortgage securities, our  overall investment portfolio is presently and may in the future be concentrated in the financial sector, which includes cash equivalents such as money market funds. If any of these issuers default on their obligations, or their credit ratings are negatively affected by liquidity, credit deterioration or losses, financial results, or other factors, the value of our cash equivalents and short-term investments could decline and result in a material impairment.

Litigation may materially adversely affect our business.

Existing and future litigation may result in monetary damages, injunctions against future product sales and substantial unanticipated legal costs and may divert the efforts of management personnel, any and all of which could have a material adverse effect on our business, results of operations and financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities:

Issuer Purchases of Equity Securities during the quarter ended December 28, 2007: (in thousands, except shares and per share amounts)
Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
September 29 – October 26, 2007	—	—	—
October 27 – November 23, 2007	11,967	$13.20	—
November 24 – December 28, 2007	—	—	—
	11,967	$13.20	—

All shares purchased during the quarter ended December 28, 2007 were acquired in connection with awards previously made under the Company’s stock-based compensation plans. In accordance with the provisions of the plans, the Company repurchases shares surrendered for payment of tax withholding obligations upon vesting of restricted stock awards.

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

Dated:  February 6, 2008

NETWORK EQUIPMENT
TECHNOLOGIES, INC.

/s/ C. NICHOLAS KEATING, JR.
C. Nicholas Keating, Jr.
President and Chief Executive Officer

/s/ JOHN F. MCGRATH, JR.

John F. McGrath, Jr.
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)