Form 10-K
period 2008-03-28
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2008-05-29
CIK 752431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

 ☒

Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934
For the fiscal year ended March 28, 2008.

OR

 ☐

Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934
For the transition period from                              to                              .

Commission File Number 001-10255

NETWORK EQUIPMENT TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	94-2904044 (I.R.S. Employer ID Number)

6900 Paseo Padre Parkway
Fremont, CA  94555-3660
(510) 713-7300
(Address of principal executive offices, including zip code, and telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 Par Value (Title of each class)	New York Stock Exchange (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

7 1/4% Convertible Subordinated Debentures (Title of class)	3 3/4% Convertible Senior Notes (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.
☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐            Accelerated filer ☒            Non-accelerated filer ☐          Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
☐ Yes  ☒ No

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on September 28, 2007, which is the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $238,093,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's Common Stock, par value $.01, as of May 16, 2008 was 29,379,000.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about August 8, 2008 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

NETWORK EQUIPMENT TECHNOLOGIES, INC.

FORM 10-K

March 28, 2008

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

ITEM 1.  BUSINESS

Overview

Network Equipment Technologies, Inc. (NET), founded in 1983, develops and sells voice and data communications equipment for multi-service networks. Our products are highly versatile, offering government and enterprise customers more cost effective networks with high levels of interoperability, security and performance. Our products are purpose-built for mixed-service, multi-protocol networks; bandwidth-sensitive site communications; high performance, security-sensitive transmissions; and converged communications. We deliver solutions that enable integration and migration of existing networks to secure internet protocol (IP)-based voice and data communications.

Our Promina product line, which we sell predominantly to government customers, has generated the majority of our revenue in recent years and currently generates approximately half of our revenue. The Promina platform, tailored to circuit-switched networks, provides support for a wide variety of communications applications and traffic types. As the U.S. Federal Government has continued to move to IP-based networks, and in order to address new IP applications in the enterprise market, our development efforts in recent years have been focused on IP-based networking. We have developed products to facilitate unified communications (UC) and fixed-mobile convergence (FMC), both of which we expect to be significant markets within the private sector and are evolving markets in the government sector. We have also added products and developed new functionality for existing products to address applications more specific to the government, such as field-deployable voice-over-IP (VoIP) gateways, grid computing, and secure data transmission in high-performance networks. In offering new solutions, we continue to provide interoperability along with high levels of security and reliability.

The product lines serving these markets are the NX Series network exchange platforms and VX Series voice exchange platform, along with the Tenor products offered by Quintum Technologies (Quintum), which we recently acquired. Our NX Series is comprised of two platforms: the NX1000, which is our next-generation multi-service wide area networking (WAN) switch in a compact form factor, and the NX5010 high-speed switch, providing data transfer at rates of ten gigabits per second (10G bps). The NX5010 enables high-speed, secure interconnection and extension of geographically distributed grid computing clusters and storage area networks (SANs). The VX Series offers enterprise customers a VoIP solution that interoperates with existing private branch exchange (PBX) and IP-PBX systems, and offers government customers an IP-based secure voice solution with high bandwidth efficiency and call performance. The Tenor platform addresses VoIP switching and gateway technologies for small- to mid-sized businesses.

We have almost 25 years of operating history and a worldwide customer base that includes both governmental entities and enterprise customers in North America, Europe, Latin America, the Middle East, and Asia. Our government customers include a variety of federal and international agencies and organizations, including civilian and defense agencies and resellers to such entities. In addition to our direct sales capabilities, we are developing relationships with large integrators and well-known technology leaders to help us further penetrate the enterprise market, where we target customers in a variety of sectors such as financial services, manufacturing, transportation, and retail. Our global support and service organization, along with third-party service organizations, provides installation and other professional services, a variety of maintenance programs, technical assistance, and customer training.

Our consolidated financial information for the last three fiscal years is set forth under Item 8 – Financial Statements and Supplementary Data.  We use consolidated financial information in determining how to allocate resources and assess performance.  For this reason, we have determined that we are engaged in a single reportable segment.

Industry Background

Telecommunications networks have evolved rapidly over the past few decades. The 1980s saw a shift away from public networks and application-specific networks to integrated private networks. These early wide-area networks (WANs) were constructed around fully-dedicated circuits to achieve high reliability along with cost savings. During the early 1990s, with the increasing availability of high-bandwidth switched digital services such as Integrated Services Digital Network (ISDN) and frame relay, demand grew for enterprise network platforms to manage switched services in conjunction with enterprise networks. In response to expanding requirements for equipment to support multiple technologies, application types, and services on a single communications platform, multi-service platforms were developed.

Rapid expansion in use of the internet for commercial and consumer purposes, and the growth of data services as an increasing portion of telecommunications traffic, resulted in tremendous demand for broadband solutions using cell or packet switching, as contrasted with narrowband circuit-switched approaches. Despite significant advances in packet-switching technology, circuit-switched networks continue to offer certain advantages for networks requiring the most secure and reliably deterministic communications. Although demand has been declining for a number of years, there is still currently a small market for circuit-switched products, particularly in environments with low bandwidth requirements.

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

As the U.S. Federal Government moves to an all-IP network, there will be new applications, such as field-deployable VoIP gateways, secure data transmission in high performance networks, and grid computing applications. For example, many government agencies must incorporate advanced, high-speed data services into their networks while providing interoperability with the broad base of network technologies and applications that have been deployed over the years. Many new applications, such as those involving grid computing, will require high-bandwidth data transfer between SANs and WANs. InfiniBand is a communications technology for high performance networks that can interconnect large “compute clusters” due to its progressive scalability and extremely low latency. Until now, InfiniBand has been confined within the data center due to its sub-20 meter cable length limitations. New, very high-speed network processing chips make it possible to remove this limitation, so that remotely located data centers and grid computing elements can be interconnected seamlessly with InfiniBand.

Business Strategy

Our strategy is to provide customers with intelligent, multi-service network and VoIP platforms for the secure, high-speed transport of voice, video, and data traffic that are designed to:

•

Support the intelligent connectivity of a broad array of communications networks and equipment.

•

Extend the viability of legacy communications systems.

•

Facilitate network evolution allowing customers to move to advanced communications systems at a pace that fits the needs of their business.

•

Reduce the risks associated with introducing new network technologies into users’ operations.

The following are key elements of our strategy:

Leverage our incumbent position in the government market. We were a pioneer of the concept of multi-service networking and have been delivering these mission-critical capabilities for more than twenty years. The installed base and revenue contribution from our narrowband Promina product line, sold primarily to government entities in recent years, are declining, but Promina continues to generate the majority of our revenue today. We intend to leverage our installed customer base, particularly the government, for future sales of our new broadband and VoIP telephony platforms, enabling the transition to VoIP while supporting legacy traffic and applications.

Design and develop industry leading communications equipment. We consider technological and product leadership to be critical to our future success. We have broad experience with mixed-service and multi-protocol networks, enabling us to develop solutions for a wide range of applications. We have extensively refined the features and technologies of our more mature products over their long product lifetimes. We strive to leverage this technological background to develop new products and additional functionality for existing products to meet our customers’ escalating requirements, specifically for VoIP conversion and secure voice applications.

Leverage relationships with key partners. In addition to direct sales to large enterprise customers, we are expanding our relationships with resellers, distributors, and other vendors. We enter agreements with technology suppliers to supplement our internal development efforts and may enter agreements with original equipment manufacturers (OEMs) for penetration into specific markets. We also seek relationships with systems integrators, software solutions providers, and large incumbent vendors globally that can facilitate success in global enterprise networks, expansion of our sales channel, and participation in major government projects.

Align with Microsoft-driven unified communications strategy. Microsoft has been a customer of ours for several years. This relationship has helped us to align our product development and resources to support Microsoft’s unified communications strategy and, as a result, we believe we are positioned to partner with other Microsoft solution providers. Through alliances with well-respected systems integrators and resellers, we are establishing channels for our products into the enterprise market.

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

Acquire companies that provide complementary technology, products or capabilities. As we continue to penetrate the government and enterprise sectors, our customers have provided us valuable feedback on their needs beyond the scope of our current product offerings. Based on that insight and the limits of our own internal development capabilities, we expect to pursue complementary acquisitions that will enhance our product portfolio, enabling our sales force and channels to offer highly integrated and high function solutions and positioning us to take a greater share of our customers’ capital spending for network infrastructure.

Products

Multi-service Networking Products

Our multi-service networking platforms include Promina and the NX Series network exchange platforms.

Promina – our established multi-service access platform:

Our Promina family of multi-service access products integrates voice, data, image and video traffic across a single network infrastructure. The Promina platform, tailored to circuit-switched networks, provides mission-critical support for a wide variety of communications applications and traffic types, including ATM, frame relay, IP, and ISDN signaling. Promina products offer a broad range of user-side interfaces, enabling standards-based connection of communications equipment, whether located at a service provider’s switching facility or at an enterprise or government customer’s premises.

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

The Promina product family includes a range of systems for various node sizes, with various processor, application, and interface modules. We offer a broadband aggregation mechanism for Promina customers with the Promina Broadband Shelf, providing government customers with a broad range of ATM and IP technology. Our Promina networks are monitored and controlled by netMS, an integrated network management solution. We also offer an IP trunk interface for Promina, enabling direct IP connections to the Promina platform. In fiscal 2008, 2007, and 2006, our Promina products, including the Promina Broadband Shelf, accounted for 57.0% 76.0%, and 86.8% of product revenue, respectively.

The NX1000 Series – our IP-enabled multi-service platform:

The NX1000, an extension of our Promina product line, provides a flexible, cost-effective Internet Protocol (IP) aggregation solution that facilitates migration of legacy traffic to IP. It is fully interoperable with the existing Promina product line, delivering an all-new architecture and built-in capability to converge legacy applications onto an IP-based network while also providing four times the bandwidth of similarly sized Promina models. The NX1000 adds multi-service aggregation capabilities to the NX Series’ product line-up and is housed in a field-deployable, compact and lightweight chassis, and fits well into tactical and first-responder applications as well as supporting applications for high speed serial or legacy migration to IP, IP-based satellite transport, and tactical to fixed-site connectivity. The NX1000 also offers higher speed data interfaces, diskless data storage, and an optional rubidium atomic clock module to provide a high level of accuracy and synchronization for bit synchronous applications over IP.

The NX5000 Series – our high speed multi-service network exchange platform:

The NX5000 Series products are high-performance networking platforms that provide high-grade data transfer between SANs and WANs and secure grid computing. Responding to increasing demand for secure, high speed, multi-service networking and LAN/SAN virtualization, NET partnered with Bay MicroSystems (Bay) to develop an agile, high-speed exchange platform. This platform, the NX5000 Series, has speeds of 10Gbps and the product architecture is scaleable to much higher speeds. The first product in our NX5000 Series, the NX5010 platform, is a next-generation, high speed multi-service aggregation and switching platform for mission-critical communications. This platform enables customers with geographically distributed computing and storage resources to connect as if they were co-located within the same LAN or data center and makes it possible to collapse into a single integrated system the multiple switches currently required to perform SAN to WAN communications. The NX5010 significantly improves our customers’ ability to transfer large amounts of data throughout disparate networks on a single switch. Initially targeted at government and financial customers, the NX5010 also addresses our customers’ increasing need for secure, high speed, versatile networking. It is scalable and compact, with a very small footprint only two rack units (2RU) high. The NX5010 has been tested in field trials using a variety of protocols, including InfiniBand, IP, Ethernet, and multiprotocol label switching (MPLS).

In both fiscal 2008 and in fiscal 2007, the first two years the NX Series products were made commercially available, sales accounted for less than 10% of total revenue.

Voice and Mobility Products

Our voice and mobility platforms include the VX Series and Tenor, which was added to the NET product family through our acquisition of Quintum.

The VX Series – our voice exchange platform

Based on our earlier SHOUT product, the VX Series enables high-performance, secure VoIP communications. The VX Series is a fully-integrated multi-service voice switch, which can be deployed to integrate VoIP and VoIP based systems into legacy voice network infrastructure. The VX Series extends advanced call system features from centralized voice systems to remote locations. With its remote survivability features, the VX Series provides continuous, local call service and intelligent trunk routing in the event of network connectivity failures. It can also be integrated into existing mission critical networks as well as deployed as the primary solution in green field applications.

The VX Series supports advanced capabilities for government and enterprise customers. The system’s high call rates, security, and advanced protocol translation, along with industry standard interfaces, provides exceptional compatibility with the most sophisticated VoIP applications.

To address needs of the U.S. Federal Government, the VX Series provides a VoIP-based secure voice solution with high bandwidth efficiency and call performance. A high bandwidth utilization rate is particularly important in expensive, limited bandwidth situations such as satellite links. The VX Series also enables the use of secure telephone unit (STU) phones on IP networks. Our VX switches provide end-to-end, tactical-to-fixed site connectivity. Key features that enable high-quality secure voice calls include data compression, forward error correction, echo cancellation and jitter correction – all critical factors when operating in tactical, high-latency or unpredictable network environments. For tactical deployment, the VX Series is available in form factors small enough to fit into a backpack.

The VX Series also has specific design elements that support unified communications. The VX Series enables unified communications on both legacy PBXs and IP-PBX’s, providing support for devices based on session initiation protocol (SIP), as well as unified communications and unified messaging.

Our VX Series product line consists of the VX2500, VX900, VX900T, VX400, and the more recently introduced VX1200 and VX1800. The VX2500 platform supports one to 32 T1/E1 connections or up to 960 simultaneous voice calls, all in a five-inch high chassis that can be easily configured for a variety of services. This platform reduces space requirements by eliminating multiple stand-alone devices and complex integration efforts. The smaller VX900 supports one to eight T1/E1 connections or 240 simultaneous voice calls, with support for STU phones. The VX900 chassis is one rack unit (1RU) high and the field-deployable VX900T is approximately half the size. The VX400 is the first deployment of our VX Series on DTECH LABS, Inc’s second generation mobile VoIP hardware platform. Targeted at the tactical government, military and first-responder markets, the VX400 offers the functionality already available in our VX900, but is designed to support one to four tactical secure call users, plus data, over an IP-based satellite network infrastructure. The VX1200, which began shipping in the first quarter of fiscal 2008, contains features at a cost point intended to satisfy the requirements of the enterprise UC market. The VX1800, which was introduced in the fourth quarter of fiscal 2008, is a larger capacity version of the VX1200 and supports voice applications related to both the commercial and Federal markets.

In fiscal 2008, 2007, and 2006, our VX Series and predecessor products accounted for 29.2%, 20.0% and 8.0%, of product revenue, respectively.

Tenor – our multipath VoIP switches and gateways:

The Tenor platform addresses VoIP switching and gateway technologies for small- to mid-sized businesses.  Having similar architecture to our VX Series products, the Tenor products support general business VoIP applications and are sold at lower price points than the VX Series. Like the VX Series, the Tenor products support “any to any” multipath switching, provide branch office survivability, and are designed to simplify deploying VoIP applications into existing legacy voice networks. The Tenor products also have a broad set of interfaces and configurations that allow them to be integrated into nearly any type of existing voice network, supporting as few as two analog ports and as many as 32 T1/E1 trunks or 960 VoIP calls. Our Quintum subsidiary sells its products into a variety of VoIP applications including; multi-office VoIP trunking, IP-PBX support and branch office gateways, Service Provider VoIP Customer Premise Equipment (CPE), and now Unified Communications based applications.  Quintum also has a number of relationships where the Tenor product supports applications of major VoIP system and services vendors including Microsoft, Nortel, Avaya, NEC Sphere and others. Quintum has relationships in China, Hong Kong and the United States which we believe will improve our ability to penetrate new customers in the Asia Pacific region.

Customers and Markets

NET is focused on the VoIP and advanced communication market, providing sophisticated network communications solutions to enterprises and government organizations worldwide. We pioneered multi-service networking and have been delivering this capability for over 20 years. Our expertise is supporting the most demanding communications applications such as those that require high security, field reliability, high bandwidth or advanced features.   Our customers are information- and communication-intensive organizations, who may be local, national, or global in their operations. We identify our markets as two primary groups: government and enterprises. Government customers include but are not limited to U.S. defense and intelligence agencies, civilian agencies such as the Federal Aviation Administration and the Federal Emergency Management Agency, and international organizations such as NATO and foreign defense ministries, as well as resellers to such entities. We target enterprise customers in a variety of sectors such as financial services, manufacturing, transportation, and retail. In recent fiscal years, commercial sales of our Promina-based solutions have mostly been sales in emerging markets such as Eastern Europe or upgrades to our installed base in Western Europe.

Sales to the government sector represented 87.5%, 91.1%, and 86.1%, of NET’s revenue in fiscal 2008, 2007, and 2006, respectively. We do business with the government both as a direct contractor and as a subcontractor. A substantial portion of the revenue generated from our government customers is based on our contract with the General Services Administration (GSA), as well as through direct contracts such as with the Department of Defense (DoD) and NATO. Some of these contracts may also be used by other government agencies. Our current GSA contract expires in January 2010.

In fiscal 2008, ITT (formerly EDO Corporation), a government system integrator, and SPAWAR, a U.S. defense agency, accounted for 18.4% and 13.5%, respectively, of NET’s revenue.  In fiscal 2007, EDO Corporation and General Dynamics accounted for 21.6% and 13.2% of our revenue, respectively. In fiscal 2006, NATO accounted for 10.7% of our revenue.  Excluding aggregate orders from a variety of government agencies, no other single customer accounted for more than ten percent of NET’s revenue in fiscal 2008, 2007, or 2006.

Our commercial revenue from international customers accounted for 6.9%, 6.8%, and 9.3% of total revenue for fiscal years 2008, 2007, and 2006, respectively. Going forward, we believe our revenue growth in the enterprise markets will largely be driven by the acceptance of Microsoft’s UC initiative. As an incumbent supplier into Microsoft’s internal voice network, we are working closely with Microsoft and its key partners as they introduce new enterprise-focused unified communications and unified messaging products, of which our VX platform is a key enabler.

Competition

The market for telecommunications equipment is highly competitive and dynamic, has been characterized by rapid changes to and the convergence of technologies, and has seen a worldwide migration from existing circuit technology to packet-based IP technologies. We compete directly, both internationally and domestically, with many different companies, some of which are large established suppliers of end-to-end solutions such as Alcatel-Lucent, Avaya, Cisco Systems, Juniper Networks, Nortel, and Siemens. In addition to some of these large suppliers, a number of other smaller companies are targeting the same markets as we do. Particularly, in the unified communications market, Audiocodes Limited and Dialogic Corporation provide competitive solutions and are also partners with Microsoft. We believe our long operating history and strong balance sheet give us some of the advantages of larger businesses, while our small size and relatively narrow focus give us some of the advantages of smaller companies. Our larger competitors, however, have greater financial, marketing and technical resources than we do and offer a wider range of networking products than we offer and can often provide customers a complete network solution. They often can compete favorably on price because their sales volume and broad product lines can allow them to make discounted sales while maintaining acceptable overall profit margins. Conversely, our smaller competitors may have more ability than we do to focus their resources on a particular product development unencumbered by the requirements to support an existing product line, allowing greater flexibility in their market strategies.

Sales

We sell our products and services through both direct and indirect sales channels worldwide, including large government systems integrators. We support the sales force effort with systems engineers who provide customers with pre-sale and post-sale technical assistance which allows NET to gain more in-depth knowledge of customers’ network requirements. Our business is generally not seasonal, though we have been affected by delays in adoption of government entity budgets and spending patterns of the Federal Government at its September fiscal year end.

We intend to make greater use of distributors and integrators in some markets, especially for the VX Series product line and as a result of the addition of Quintum’s worldwide indirect sales channel, have broadened our indirect channel. Our international sales, other than those made to foreign ministries of defense (MoDs), are made through indirect channels that are augmented by the efforts of a local sales force. In addition to the marketing and sale of products, international resellers provide system installation and technical support. International resellers have non-exclusive agreements to resell NET products within particular geographic areas. Resale agreements do not contain a sales commitment or required sales quota.

Backlog

We manufacture our products based upon our forecast of customer demand, and we often build products in advance of receiving firm orders from our customers. Backlog is generated upon receipt of a valid customer purchase order. Orders for NET’s products are generally placed by customers on an as-needed basis, and we typically have been able to ship these products within 30 to 90 days after the customer submits a firm purchase order. As a U.S.-based company, we are required to give priority to Federal Government rated “defense-expedite” (DX) orders, which may cause the backlog of other customers’ orders to become delinquent. Because of the possibility of customer changes in delivery schedules or cancellation of orders, NET’s backlog as of any particular date may not be indicative of sales in any future period.

Customer Service

The markets, customers and complex challenges of the networking industry described above require support, service and other assistance in the development, operation and expansion of a customer network. We provide a wide range of global service and support options to customers and resellers of our products. Service offerings include product installation and other professional services, a choice of different hardware and software maintenance programs designed to meet the varying needs of our customers, parts repair, remote and on-site technical assistance, and customer training. In addition, NET provides web-based services to assist the self-directed efforts of more technically capable customers and partners.

Our Technical Assistance Center (TAC), which is staffed by engineers trained in networking products, is set up to assist customers remotely over the telephone. TAC engineers have the ability to replicate customer problems and test proposed solutions prior to implementation. Maintenance support from TAC, whether provided over the web or over the telephone, is fee-based under either an annual fee contract or on a time-and-materials basis.

Customer training on our products is provided to both end-users and resellers worldwide. We provide training both at NET facilities and at customer and reseller sites. Our training services can be customized to meet the special requirements of our customers. Customers are charged per person per class for training. We also offer a portfolio of computer-based training sessions for our products, which are licensed on an individual or site basis.

Through a contractual arrangement with CACI International Inc. (CACI), CACI has certain rights to provide maintenance and other services to our Federal customers. Beginning in the fourth quarter of fiscal 2007, our relationship with CACI was revised and expanded. Under the new arrangement, both companies sell services for NET products, other than the Tenor products, and each company is responsible for various aspects of service delivery. Revenue from maintenance and training services is shared between both companies, with the percentage to be determined based upon revenue levels. Our products are also serviced and supported by authorized entities around the globe.

Our Tenor product line is in large part sold through distributors, who generally perform service and support to the end customers.

In fiscal 2008, 2007, and 2006, service and support revenue accounted for 11.7%, 13.4%, and 18.7%, respectively, of NET’s revenue.

Manufacturing

We outsource our product manufacturing. For the Promina, NX Series and VX Series, we outsource our manufacturing, including assembly and structural test, to our primary contract manufacturer, which is located in the U.S. For the Tenor product line, some manufacturing is performed by contract manufacturers in Asia and we perform final assembly and test at our own facilities in the U.S., China and Hong Kong. Each of our contract manufacturers is the sole vendor with whom we have contracted for the assemblies and finished goods they manufacture for us.

Under our agreement with our primary contract manufacturer, we maintain a level of control over parts procurement, design, documentation and selection of approved suppliers. We are generally liable for any termination or cancellation of product orders, as well as excess and obsolete material, which can result, for example, from an engineering change, product obsolescence, or inaccurate component forecasting. We have not incurred significant charges as a result of these factors. The agreement also requires us to make deposits on certain purchased raw materials held for greater than 90 days and certain work-in-process items held for greater than 60 days, although the contract manufacture must make efforts to minimize our liability for this inventory, including returning materials to suppliers, canceling orders with suppliers, or using materials to manufacture product for its other customers. At March 28, 2008, our contract manufacturer had approximately 90 to 180 days of inventory related to our products, and we had $600,000 on deposit, which is included in prepaid expenses and other assets. Additional deposits may be required. Based on our evaluation of the manufacturer’s inventory that may be subject to deposits, we do not believe as of March 28, 2008 that the valuation of such inventory is impaired.

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

During fiscal 2008, we transitioned our manufacturing to a more established vendor from our previous vendor. Final assembly of our products is done in the new vendor’s Boise, Idaho facility, and we intend to utilize the vendor’s rapid prototyping facility in Fremont, California.

We are focused on continually enhancing the quality of products and services delivered to customers worldwide. This includes improving the quality of supplied components, subassemblies and internal processes. As part of this continuing process, NET is ISO 9001:2000 registered.

Research and Development

We believe that our long-term success depends on our ability to maintain product and technology leadership. The networking equipment industry is characterized by rapid technological change, evolving industry standards, frequent new product introductions, enhancements to products currently in the market and constantly changing customer requirements. To compete effectively, NET must be able to bring new products to market in a timely and cost-effective manner and provide existing customers an attractive migration path to our newer products. Along with making continued investments in our internal research and development, we also enter into development agreements with other technology suppliers and may make strategic acquisitions to obtain needed technology and resources.

We continually monitor relevant markets and our customers’ businesses and technology developments in order to develop products that proactively address customer needs. The majority of our research and development activity is focused on packet-based technologies, particularly VoIP and high-speed networking. While most product development activity is undertaken by NET employees, we enter into license and technology agreements to accelerate development of new products or expand the scope of development efforts, as well as outsource some of our product development activities.

In fiscal 2008, 2007, and 2006, NET’s research and development expenditures were $24.3 million, $21.4 million and $23.2 million, respectively.

Employees

As of March 28, 2008, we had 308 full-time employees. None of our employees are represented by a labor union. We consider our employee relations to be good.

Geographic Information

See Note 15 to our consolidated financial statements.

Intellectual Property

We believe that the development of our intellectual property portfolio is central to our success and ability to compete effectively. We devote considerable resources to invent and develop new technologies and then to protect these technologies from unauthorized use. We have a program to seek protection of our proprietary technology under various protection frameworks such as patent, trade secret, trademarks and copyright protection. We seek protection in the United States and in select foreign countries where we believe filing for such protection is appropriate. We believe that ownership of patents, trade secrets, trademarks and copyrights is central to our ability to defend ourselves against intellectual property infringement allegations. We also seek to protect our inventions, trade secrets and other confidential information by non-disclosure policies. All of our employees and contractors sign confidentiality and invention disclosure agreements. Any person outside NET receiving NET confidential information either signs a non-disclosure agreement prior to receiving proprietary technology information, is a licensee of NET, or is bound by a professional duty of confidentiality.

Over the past twenty years, a number of patents have been issued to NET in the United States, Europe and Japan. In fiscal 2008, we were granted 5 U.S. patents, and now hold a total of 44 U.S. patents. These patents will expire between August 2008 and November 2025. We expect to continue filing patent applications as we develop new products and technologies. We have not historically pursued claims against other companies based on possible infringements of our patent portfolio, but we believe that our investment in intellectual property protection can offer defenses to claims against us and may provide an additional source of future revenue.

For each of our product lines, we license some of our technology from third parties. Some of these licenses contain limitations on distribution of the licensed technology, are limited in duration, require royalty payments, or provide for expiration upon certain events such as a change in control of the company. The platform for our NX5000 Series product line was developed in partnership with a third party and includes key components manufactured by the third party. We paid a license acquisition fee for the technology and also pay a royalty on units sold pursuant to a license agreement with the third party. We are currently funding additional development of the platform under an amendment to the license agreement.

Executive Officers

The executive officers of NET and their ages at May 16, 2008 are as follows:

Name

Age

Position

C. Nicholas Keating, Jr.

66

President, Chief Executive Officer and Director

Talbot A. Harty

44

Vice President and General Manager, Voice and Mobility Solutions

Gary L. Lau

59

Senior Vice President, Government Sales

John F. McGrath, Jr.

43

Vice President and Chief Financial Officer

Frank Slattery

47

Vice President and General Counsel

C. Nicholas Keating, Jr. was appointed as the Company’s President and CEO, in July 2005. He has been a Director of the Company since November 2001. From October 2000 until February 2004, he served as President and CEO of IP Infusion Inc. and served on its Board of Directors until early 2005. In 1999 Mr. Keating became President and CEO of US Search.com, a web-based provider of on-line information services to corporate and professional users. From 1993 to 1998, Mr. Keating was an advisor to a number of worldwide organizations. From 1987 to 1993, Mr. Keating was a Vice President and corporate officer of NET. Mr. Keating serves on the Board of Directors of Foundry Networks and two privately held companies. He is also a Trustee of the Asian Art Museum of San Francisco. He received his BA and MA from American University and was a Fulbright scholar.

Talbot A. Harty joined NET in November 2003 and assumed the role of Vice President and General Manager, Voice and Mobility Solutions in October 2005. He previously served as Sr. Director of the Company’s Information Technology organization. From 2002 until he joined NET, Mr. Harty was Vice President of Product Development at Perfect Commerce, a provider of on-demand supplier relationship management solutions. From 2000 to 2001, he served as Vice President of Product Marketing at Mobileum (now Roamware), a provider of value-added voice and data roaming services. Prior to that, Mr. Harty held senior positions in information technology, operations, and research and development at a number of high-technology companies. He also sits on technology advisory boards for a number of start-up companies.

Gary L. Lau joined N.E.T. Federal, Inc., a wholly-owned subsidiary of NET, in 1987, and was appointed Sr. Vice President, Government Sales in March 2005. Before his recent appointment, Mr. Lau served as Sr. Vice President, Worldwide Sales and Service. He is also President of N.E.T. Federal, Inc. Mr. Lau served in the U.S. Air Force for over 20 years, including service at Strategic Air Command (SAC), Military Airlift Command (MAC) and Headquarters Air Force at the Pentagon. His last tour of duty was at the White House Communication Agency (WHCA), where he served as the Chief of Network Plans and Engineering responsible for the architecture and implementation of their fixed ground and deployed communications network in support of the President of the United States, Vice President of the United States, and Senior White House Staff.

John F. McGrath, Jr. joined NET in November 2001 as Vice President and Chief Financial Officer. Prior to joining NET, Mr. McGrath served in various financial capacities at Aspect Communications, a developer of hardware and software solutions for customer contact centers, beginning in 1997. His positions with Aspect Communications included Vice President of Finance and Director of Finance for Europe, Middle East, and Africa. Prior to that, he was Director of Finance for TCSI Corporation (a former Teknekron Company). From 1986 to 1991, Mr. McGrath worked as a Manager in the High Technology/Manufacturing Group at Ernst & Young. Mr. McGrath holds an MBA from the Stanford Graduate School of Business and a B.S. in accounting from the University of Wyoming. He is a registered CPA in the state of California. Mr. McGrath is a member of the Board of Directors of Endwave Corporation and Actel Corporation. He is also a member of the Board of Trustees for The Presidio Fund, a publicly traded mutual fund.

Frank Slattery joined NET as General Counsel in February 2003. From 2000 to 2002, Mr. Slattery was Vice President of Business Development and General Counsel for SiteSmith, a provider of Internet infrastructure services, which was acquired by Metromedia Fiber Networks. From 1998 to 2000, Mr. Slattery was a Partner and General Counsel for USWeb Corporation, a global web consulting firm. From 1994 to 1998, Mr. Slattery was Vice President of Business Development and General Counsel for ParcPlace Systems, a provider of object-oriented software development tools. For the five years before that, he was an associate at the law firm of Wilson, Sonsini, Goodrich & Rosati.

Where You Can Find More Information

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act, available free of charge on or through our Internet website located at www.net.com., as soon as reasonably practical after they are filed with or furnished to the SEC. Stockholders may also access and download free of charge our corporate governance documents, including our Corporate Governance Guidelines, Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee Charters, and Code of Business Conduct, on or through this Internet website. In addition, any stockholder who wishes to obtain a printed copy of any of these documents should write to: Investor Relations, NET, 6900 Paseo Padre Parkway, Fremont, California 94555.

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

We have incurred net losses in the past and may incur losses in the future.

Fiscal 2008 was the first year since fiscal 1998 in which we generated net income. For each of the intervening years, we incurred net losses. Our circuit-switched product line, Promina, currently provides approximately half of our revenue, and revenue from that product line is expected to decline. In order for the Company to be profitable in future periods, we will likely need our newer IP-based products to achieve a level of commercial success that outpaces the anticipated decline of our Promina product line. Any shortfall in revenue compared to our annual financial plan would likely require that we reduce our research and development spending, though many of these costs, as well as other operating expenses, are fixed in the short term making it difficult to reduce expenses rapidly. Reductions in research and development spending will impede the development of new products and product enhancements, which would in turn negatively affect future revenue.

Our operating results may continue to fluctuate.

Our operating results vary significantly from quarter to quarter. These fluctuations may result from a number of factors, including:

•

changes in demand for our products, particularly our narrowband Promina product line, which is expected to decline;

•

the timing of orders from, and shipments to, our customers;

•

the timing of the introduction of, and market acceptance for, new products and services;

•

variations in the mix of products and services we sell;

•

the timing and level of certain expenses, such as joint venture and development arrangements, acquisition-related costs, prototype costs, legal fees, write-offs of obsolete inventory, or adjustments to accounting estimates made in previous periods;

•

the timing of revenue recognition, which depends on numerous factors, such as contractual acceptance provisions and separability of arrangements involving multiple elements, including some factors that are out of our control, such as assurance as to collectability;

•

the timing and amounts of stock-based awards to employees;

•

the timing and size of Federal Government budget approvals and spending, and timing of government deployment schedules;

•

the timing of gain and loss related to our investment portfolio, retirement of debt, or foreign currency transactions; and

•

economic conditions in the networking industry, including the overall capital expenditures of our customers.

We recorded restructure costs of $10.1 million in fiscal 2007 related to vacating our former manufacturing facility. In determining this charge, we made various assumptions regarding our ability to sublease this facility and the amounts of sublease income and expense reimbursement. In the event we are not able to fully sublease this property, or amounts received from a subtenant are below our estimated amounts, we will incur additional restructure costs, which would adversely affect our results of operations.

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

•

the trading volume of our common stock; and

•

repurchases we make of our common stock or early retirement of debt.

We may engage in acquisitions or similar transactions that could disrupt our operations, cause us to incur substantial expenses, result in dilution to our stockholders and harm our business if we cannot successfully integrate the acquired business, products, technologies or personnel.

Our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. We have addressed and are likely to continue to address the need to introduce new products through both internal development and through acquisitions of other companies and technologies that would complement our business or enhance our technological capability.

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

•

inability to reap all the anticipated benefits of the acquisition, and in such case, the possibility that we may be required to writeoff amounts recorded as goodwill and acquired identifiable intangible assets;

•

difficulty in maintaining relationships with Quintum partners and customers;

•

the assumption of additional liabilities in connection with the transaction, including without limitation, as a result of breaches of representations and warranties, which may exceed the amount of the escrow fund established for payment of such liabilities; and

•

the need to defend outstanding litigation against Quintum and potential additional liabilities we may incur if such litigation results in us incurring additional expenses beyond what is currently set aside in escrow for payment of such expenses.

We are dependent on revenue from the Promina product line.

Currently, we derive approximately half of our product revenue from our Promina product line, a circuit-based narrowband technology. The market for our Promina product is declining as networks increasingly employ packet-based broadband technology. This technology migration resulted in a significant drop in sales of our Promina products over the last several years. If we are unable to develop substantial revenue from our newer packet-based broadband product lines, our business and results of operations will suffer. Although we have developed a migration path to broadband technology and have entered and expect to enter into development agreements with third parties to expand our broadband offerings, this strategy may not materially mitigate this decline.

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

Through an agreement resulting from the sale of our federal services business to CACI, CACI and NET share responsibility for maintenance and other services to our customers. If for any reason our mutual customers are unsatisfied with the services, it could adversely affect sales of our products and services.

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

Our operations in foreign countries are subject to political, economic and regulatory risks.

We conduct sales and customer support operations in countries outside of the United States and depend on non-U.S. operations of our subsidiaries and distribution partners. As a general rule, international sales tend to have risks that are difficult to foresee and plan for, including political and economic stability, possible expropriation, regulatory changes, changes in currency exchange rates, difficulties in protecting our intellectual property, changes in tax rates and structures, and collection of accounts receivable. Further, our international markets are served primarily by non-exclusive resellers and distributors who themselves may be severely affected by economic or market changes within a particular country or region. For sales within the European Union, our products must comply with the Restriction on Hazardous Substances Directive (RoHS) and Waste from Electrical and Electronic Equipment (WEEE) requirements, any failure of which could result in fines, product seizures, or injunctions against sale. Some of our products include features that make them subject to U.S. export restrictions.

The market for our products is highly competitive and many of our competitors have greater resources than we do.

The market for networking equipment is highly competitive and dynamic, has been characterized by rapid technological changes and shifting customer requirements, and has seen a worldwide migration from existing circuit technology to the new packet-based technologies. We compete directly, both internationally and domestically, with many different companies, some of which are large, established suppliers of end-to-end solutions, such as Alcatel-Lucent, Avaya, Cisco Systems, Juniper Networks, Nortel Networks and Siemens AG. In addition to some of these large suppliers, a number of other smaller companies are targeting the same markets as we are. Particularly, in the unified communications market, Audiocodes Limited and Dialogic Corporation provide competitive solutions and are partners with Microsoft.

Our larger competitors have significantly greater financial, marketing and technical resources than we have, offer a wider range of networking products than we offer, and can often provide a complete network solution. They are often able to devote greater resources to the development, marketing and sale of their products and to use their equity or significant cash reserves to acquire other companies with technology and/or products that compete directly with ours. They often can compete favorably on price because their sales volume and broad product lines can allow them to make discounted sales while maintaining acceptable overall profit margins. The smaller companies have more ability than we do to focus their resources on a particular product development unencumbered by the requirements to support an existing product line. As a result of the flexibility of their market strategies, our competitors may be able to obtain strategic advantages that may adversely affect our business, financial condition or results of operations.

In addition, the networking equipment market has seen the constant introduction of new technologies that have reduced the value of older technology solutions. This has created pricing pressure on older products while increasing the performance expectations of newer networking equipment. Moreover, broadband technology standards are constantly evolving, and alternative technologies or technologies with greater capability are constantly introduced and sought by our customers. It is possible that the introduction of other technologies will either supplant our current technologies and technologies we have in development, or will require us to significantly lower our prices in order to remain competitive. To remain competitive, we must continue to evolve our product lines to meet the ever-changing technology needs of the networking market while ensuring that they can be sold at a competitive price. We also must enhance our Promina product line to provide needed features that increase its overall value for the customer while keeping the price competitive. Due to the competitive nature of the market and the relative age of our Promina product offerings as well as the competitive pressure affecting all our products, we may not be able to maintain prices for them at levels that will sustain profitability. Also, we may not be successful in completing the development of, or commercializing, products under development.

If we are unable to sign competitive resale partners, our future product and service revenue will be adversely affected.

Our international sales, other than those made to foreign ministries of defense (MoDs), are made through indirect channels that include distributors and resellers worldwide, and our business strategy includes leveraging resale partners in the United States. In addition, many of our target customers, including the government, rely on systems integrators to incorporate new equipment or services into their networks. While we have begun the process of identifying and signing software application, system integrator and OEM or resale partners, more partners are necessary in these areas for us to be successful. We may also need to pursue strategic partnerships with vendors who have broader technology or product offerings in order to compete with the end-to-end solution providers. Failure to sign up new reseller and strategic partners could affect our ability to grow overall revenue.

Our distributors and resellers often also resell product lines from other companies, including our competitors, some of whom have strong market position relative to us. Because of existing relationships that many of our competitors have with distributors and resellers, it is often difficult for us to find a distributor or reseller who is willing and contractually able to resell our products. If we cannot develop relationships with distributors and resellers that can effectively market and sell our products and services, our future revenue will be adversely affected.

Our products have long sales cycles, making it difficult to predict when a customer will place an order and when to forecast revenue from the related sale.

Many of our products are complex and represent a significant capital expenditure to our customers. The purchase of our products can have a significant effect on how a customer designs its network and provides services either within its own organization or to an external customer. Consequently, our customers often engage in extensive testing and evaluation of products before purchase. There are also numerous financial and budget considerations and approvals that a customer often must obtain before it will issue a purchase order. As a result, the length of our sales cycle can be quite long, extending beyond twelve months in some cases. We have little visibility into the sales pipelines of resellers, which adds to the difficulty of accurately forecasting revenue. In addition, our customers, including resellers, often have the contractual right to delay scheduled order delivery dates with minimal penalties and to cancel orders within specified time frames without penalty, which makes it difficult to predict whether or not an order may actually ship. We often must incur substantial sales and marketing expense to ensure a purchase order is placed. If orders are not placed in the quarter forecasted, our sales may not meet forecast and revenue may be insufficient to meet expenses.

Because it is difficult for us to accurately forecast sales, particularly within a given time frame, we face a risk of having too much or too little inventory.

Typically, the majority of our revenue in each quarter has resulted from orders received and shipped in that quarter. While we do not believe that backlog is necessarily indicative of future revenue levels, our customers’ ordering patterns and the possible absence of backlogged orders create a significant risk that we could carry too much or too little inventory if orders do not match forecasts. Rather than base forecasts on orders received, we have been forced to schedule production and commit to certain expenses based more upon forecasts of future sales, which are difficult to predict. We are generally liable for excess component inventory and unsold product assemblies that our contract manufacture orders or assembles based on our forecasts. If large orders do not close when forecasted or if near-term demand weakens for the products we have available to ship, we will have expenses with no corresponding revenue and our operating results for that quarter or subsequent quarters would be materially adversely affected. At the same time, we may face shortages that preclude us from fulfilling orders that are not in our forecast, as a result of lead times for component procurement and manufacturing. If there is an unexpected decrease in demand for certain products or there is an increased risk of inventory obsolescence, which can happen relatively quickly due to rapidly changing technology and customer requirements, adjustments may be required to write down or write off certain inventory, which would adversely affect our operating results.

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

Several key components of our products are available only from a single source, including certain integrated circuits and power supplies. Depending upon the component, there may or may not be alternative sources or substitutes. Some components are purchased through purchase orders without an underlying long-term supply contract, and some components are in short supply generally throughout the industry. If a required component were no longer available, we might have to significantly reengineer the affected product. Further, variability in demand and cyclical shortages of capacity in the semiconductor industry have caused lead times for ordering parts to increase from time to time. Delays may occur as a result of factors beyond our control, including weather-related delays. If we encounter shortages or delays in receiving ordered components or if we are not able to accurately forecast our ordering requirements, we may be unable to ship ordered products in a timely manner, resulting in decreased revenue. In some instances, our product development efforts are based on component parts, such as integrated circuits, still under development by third-parties. Any delay or failure by the third-party provider to complete and release such a component, which is generally beyond our control, would cause delays or an inability for us to complete and ship the product that is based on the component, which would adversely affect our revenue.

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

We outsource our product manufacturing and are transitioning between vendors.

We outsource our product manufacturing, including most assembly and structural test, as well as functional test, systems integration, and order fulfillment functions, though we generally remain liable for inventory of components and finished material.

In the quarter ended December 28, 2007, we moved our contract manufacturing for the Promina, NX Series and VX Series products to a new vendor. The transition has involved extra manufacturing costs as well as the transfer of knowledge specific to the manufacture of our products. We expect transition costs to continue, although at decreasing levels during the first half of fiscal 2009. The new vendor’s lack of experience with our products as well as our own adjustments to working with the new vendor has caused delays in customer product shipments and could cause additional delays or problems with product quality. Any other difficulties or failures to perform by the contract manufacturer could also cause delays in customer product shipments or otherwise negatively affect our results of operations. We intend in the future to also transfer responsibility for inventory management and production planning to the contract manufacturer, which could increase the risks of carrying too much or too little inventory of either component parts or manufactured product. We have agreed to compensate our contract manufacturer in the event of termination or cancellation of orders, discontinuance of product, or excess material. Also, should the contract manufacturer in some future period decide not to renew our contract with it, or should we experience any failure to perform or other difficulties with the contract manufacturer, it would be difficult for us to quickly transfer our manufacturing requirements to another vendor, likely causing substantial delays in customer product shipments and adversely affecting our revenue and results of operations. In connection with the transition to the new contract manufacturer, we will incur charges for inventory transferred to the contract manufacturer at below our carrying cost.

Our intellectual property rights may not be adequate to protect our business.

Our future success depends in part upon our proprietary technology. Although we attempt to establish and maintain rights in proprietary technology and products through patents, copyrights, and trade secrets laws, we cannot predict whether such protection will be adequate or whether our competitors can develop similar technology independently without violating our proprietary rights. As competition in the communications equipment industry increases and the functionality of the products in this industry further overlap, we believe that companies in the communications equipment industry may become increasingly subject to infringement claims. We have received and may continue to receive notice from third parties, including some of our competitors, claiming that we are infringing their patents or their other proprietary rights. To settle such claims, we may enter into licensing arrangements requiring us to pay a royalty to the third party. We cannot predict whether we will prevail in any litigation over third-party claims or that we will be able to license any valid and infringed patents on commercially reasonable terms. Any of these claims, whether with or without merit, could result in costly litigation, divert our management’s time, attention and resources, delay our product shipments or require us to enter into royalty or licensing agreements. In addition, a third party may not be willing to enter into a royalty or licensing agreement on acceptable terms, if at all. If a claim of product infringement against us is successful and we fail to obtain a license or develop or license non-infringing technology, we may be unable to market the affected product.

Although we have a number of patent applications pending, we cannot guarantee that any will result in the issuance of a patent. Even if issued, the patent may later be found to be invalid or may be infringed without our knowledge. Our issued patents might not be enforceable against competitive products in every jurisdiction, and it is difficult to monitor unauthorized use of our proprietary technology by others. Regardless of our efforts to protect our intellectual property, the rapidly changing technologies in the networking industry make our future success primarily a function of the skill, expertise and management abilities of our employees. Nonetheless, others may assert property rights to technologies that are relevant to our currently marketed products or our products under development. If our protected proprietary rights are challenged, invalidated or circumvented, it could have a material adverse effect on our competitive position and sales of our products. Conversely, if other parties are infringing our patents, we may pursue claims against them in order to yield value attributable to our technology. Such claims could involve costly litigation, could divert our management’s time and resources, and could result in counterclaims challenging rights to other technology used by us.

We rely on technologies licensed from third parties.

For each of our product lines, we license some of our technology from third parties. Some of these licenses contain limitations on distribution of the licensed technology, are limited in duration, or provide for expiration upon certain events, such as a change in control of the company. If the relevant licensing agreement expires or is terminated without our being able to renew that license on commercially reasonable terms or if we cannot obtain a license for our products or enhancements on our existing products, we may be unable to market the affected products or may be liable for monetary damages. Our license arrangements are generally not exclusive to us. Our license for a third-party technology, or any exclusivity thereto, may be limited in territory or scope. We generally pay an ongoing royalty for licensed technology, which can restrict our ability to manage costs of the product, leaving us more vulnerable to competition from others, including potentially the licensor itself. For many of these technologies, we rely on the third-party providers to update and maintain the technology, fixing errors and adding new features. If the third-party providers do not adequately update and maintain these technologies, whether due to changes in their product direction, their own financial difficulties, or other reasons, we would need to seek alternative means to fulfill the ongoing requirements for our products that incorporate the third-party technology. If we are unable to find alternative means of fulfilling the ongoing requirements, we may be unable to market the affected products.

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

Changes in domestic and international telecommunications equipment requirements could affect the sales of our products. In the United States, our products must comply with various FCC requirements and regulations. In countries outside of the United States, our products must sometimes meet various requirements of local telecommunications authorities. Changes in tariffs or failure by us to obtain timely approval of products could affect our ability to market the affected product.

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

Changes in other laws and regulations, or changes in their interpretation or enforcement, such as confidentiality requirements under the federal privacy laws, California’s state wage and hour laws, or employment regulations in foreign jurisdictions, impose additional costs and potential liabilities on us.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their internal control structure and procedures over financial reporting. In addition, our independent accountants must report annually on management’s evaluation as well as evaluate our internal control structure and procedures. Due to the ongoing evaluation and testing of our internal controls, there could be significant deficiencies or material weaknesses that would be required to be reported in the future. In addition, the evaluation process and any required remediation, if applicable, may increase our accounting, legal and other costs, and may divert management resources from other business objectives and concerns. Further, in the third quarter of fiscal 2008 we replaced our “enterprise resource planning” software, which is part of our control environment, and which we use to process sales, prepare our financial reports, and perform other critical business processes. Any failure of the new system could have a material adverse effect on our business, results of operation, and stock price.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

NET is headquartered in Fremont, California. In December 2001, we entered into a ten-year lease for two buildings totaling 185,790 square feet for our headquarters, including one building dedicated for manufacturing operations. We outsourced manufacturing during fiscal 2006 and ceased use of the building used for manufacturing operations at the end of fiscal 2007, incurring a restructure charge of $10.1 million. Our Quintum subsidiary leases facilities in Illinois, primarily for research and development, and in New Jersey, China, and Hong Kong, for sales and final assembly and test of products. NET and our subsidiaries also lease offices, primarily for sales and service, at other locations in the United States, the United Kingdom, France, China, Australia, and Japan.

ITEM 3.  LEGAL PROCEEDINGS

QPSX Developments 5 Pty Ltd.

The Company is the subject of a complaint filed against the Company and eight other defendants on August 16, 2007 by QPSX Developments 5 Pty Ltd., an Australian company, in the U.S. District Court for the Eastern District of Texas. The complaint alleges infringement of a patent relating to support of a plurality of virtual channel connections within a single virtual path in a digital communications network operating in the Asynchronous Transfer Mode (ATM) and seeks an injunction and damages, including attorneys’ fees. The Company has not accrued any amounts related to the claim, as any amounts that might be paid are not reasonably estimable. The Company intends to vigorously defend the complaint.

Teles AG Informationstechonologien

A subsidiary of the Company, Quintum Technologies, LLC (Quintum), is a party to patent litigations in the U.S. and Germany initiated by Teles AG Informationstechonologien prior to the acquisition of Quintum by the Company. Under the acquisition agreement with Quintum, NET is indemnified against liabilities related to these matters and will make a claim against an escrow provision for any such liabilities, subject to the amount of the escrow and other conditions.

The U.S. case, filed by Teles in the United States District Court for the District of Delaware on March 24, 2006, and amended December 14, 2006, accuses Quintum of infringing two patents entitled “Methods for Transmitting Data in a Telecommunications Network and Switches for Implementing said Method,” and seeks monetary damages and an injunction. The two patents at issue are currently pending reexaminations by the U.S. Patent and Trademark Office. In the interim, the lawsuit will proceed simultaneously. A trial schedule has not yet been set, but a calendaring conference is scheduled for July 1, 2008.

In 2004, in Germany, Teles filed an action in the Higher District Court Mannheim accusing Quintum of infringing a German patent and the German portion of a European patent, both of which are related to and describe subject matter similar to the patents in the U.S. case. In 2006, Quintum filed actions in the Federal Supreme Court for Patent Matters in Germany to nullify the German and European patents. The district court ruled Quintum infringed the patents, but Quintum filed an appeal of that decision, which was stayed pending the resolution of the nullity actions, and the patent court subsequently issued judgments nullifying the patents. Teles has filed an appeal of the nullity judgments and Quintum filed its responsive appeal brief on October 19, 2007. If the nullity judgments are overturned, the appellate court hearing the infringement case would then take up Quintum’s appeal of the district court’s ruling of infringement.

The Company has not accrued any amounts related to the claims as any amounts that might be paid are not reasonably estimable.

Lexis SA

Quintum has been interpleaded into three lawsuits in Greece by Lexis SA, a former distributor of Quintum products in Greece. The first two lawsuits were filed by one customer of Lexis and the third lawsuit was filed by a second customer of Lexis, each alleging that a set of hardware the customer acquired, incorporating Quintum’s product and a product by another vendor, failed to perform as a system. In each lawsuit, the customer seeks damages from Lexis, and Lexis has interpleaded both Quintum and the other vendor asking both companies to pay to Lexis any amounts that Lexis may be ordered to pay to the respective customers. In the first lawsuit, the customer seeks a refund of amounts paid, totaling €78,215. A hearing took place on January 10, 2008, and the parties are awaiting a judgment. In the second lawsuit, the same customer seeks additional monetary damages, for both real and moral damage suffered, totaling €4,410,718.96. A hearing is scheduled for January 22, 2009. In the third lawsuit, the second customer seeks various monetary damages totaling €2,859,847. A hearing is scheduled for February 12, 2009. The Company has not accrued any amounts related to the claim, as it believes that a negative outcome is not probable.

In addition to the above, the Company is involved in various legal proceedings from time to time that are considered normal to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders during the quarter ended March 28, 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

See Notes 10, 11, and 12 to the consolidated financial statements. At May 16, 2008, there were approximately 650 registered stockholders of record of NET.

(c) Issuer Purchases of Equity Securities:

Issuer Purchases of Equity Securities during the quarter ended March 28, 2008: (in thousands, except shares and per share amounts)
Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
December 29, 2007-January 25, 2008	—	—	—
January 26-February 22, 2008	13,989	$7.06	—
February 23-March 28, 2008	—	—	—
	13,989	$7.06	—	$20,000

All shares purchased during the quarter ended March 28, 2008, were acquired in connection with awards previously made under the Company’s stock-based compensation plans. In accordance with the provisions of the plans, the Company repurchases shares surrendered for payment of tax withholding obligations upon vesting of restricted stock awards.

In February 2008, the Company’s Board of Directors approved a stock buy-back program authorizing NET to purchase up to $20 million of its common stock over the next two years. The Company may repurchase NET common stock in the open market at prevailing market prices or in privately negotiated transactions from time to time based upon market and business conditions. Execution of the buy-back program is subject to compliance with securities laws and the Company's insider trading policies, and the program may be suspended or discontinued by the Board of Directors at any time. No shares were repurchased under this program during the quarter ended March 28, 2008.

Market Price

NET’s common stock is traded on the New York Stock Exchange under the symbol “NWK.” The following table sets forth, for the quarterly periods indicated, the high and low sale prices of our common stock:

Fiscal 2008	Low	High
First quarter	$8.67	$11.20
Second quarter	$7.88	$14.75
Third quarter	$7.94	$15.75
Fourth quarter	$5.10	$8.64

Fiscal 2007	Low	High
First quarter	$2.65	$4.22
Second quarter	$2.85	$4.35
Third quarter	$4.11	$6.30
Fourth quarter	$5.56	$9.84

NET has never declared or paid dividends on our capital stock and does not intend to pay dividends in the foreseeable future. In addition, our convertible debt trades in the over-the-counter market.

Information regarding equity compensation plans will be contained in the Proxy Statement in the section captioned “Equity Compensation Plan Information” and is incorporated herein by reference.

Stock Performance Graph

The graph depicted below shows NET’s stock price as an index assuming $100 invested over the five year period beginning on March 30, 2003, along with the composite prices of companies listed in the S&P 500 Index and NASDAQ Telecommunications Index. All values assume reinvestment of the full amount of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURNS
$250
$200
$150
$100
$50
$-
3/03
3/04
3/05
3/06
3/07
3/08
Network Equipment Technologies, Inc.
S & P 500 Index
NASDAQ Telecommunications Index

Fiscal year ending	2003	2004	2005	2006	2007	2008
Network Equipment Technologies, Inc.	100.00	192.21	117.74	65.84	160.86	106.63
S&P 500 Index	100.00	130.64	138.11	152.66	167.52	155.06
NASDAQ Telecommunications Index	100.00	151.92	151.90	190.63	200.48	192.58

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

The information presented below reflects the impact of certain significant transactions, including the acquisition of Quintum in 2008, and the adoption of certain accounting pronouncements, which makes a direct comparison difficult between each of the last five fiscal years. For a complete description of matters affecting the results in the tables below, including the acquisition by the Company during the year ended March 28, 2008, see “Notes to Consolidated Financial Statements” in Item 8.

(in thousands, except per share amounts)

Fiscal year ended	2008	2007	2006	2005	2004
Total revenue	$116,144	$84,094	$69,768	$114,218	$127,036
Net income (loss)	$7,145	$(16,194)	$(27,235)	$(6,432)	$(559)
Basic net income (loss) per share	$0.26	$(0.65)	$(1.10)	$(0.26)	$(0.02)
Diluted net income (loss) per share	$0.25	$(0.65)	$(1.10)	$(0.26)	$(0.02)
3 ¾% convertible senior notes	$85,000	—	—	—	—
7 ¼% convertible subordinated debentures	$24,706	$24,706	$24,706	$24,706	$24,706
Total assets	$269,333	$134,019	$136,678	$168,476	$172,084

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

Allowance for Sales Returns: A reserve for sales returns is established primarily for our reseller and distributor customers, based on actual historical product returns. If the actual future returns differ from historical levels, our revenue could be adversely affected.

Allowance for Doubtful Accounts: The allowance for doubtful accounts receivable is based on our assessment of the collectability of specific customer accounts and the aging of accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, we may have to increase our allowance for doubtful accounts receivable, and our operating expenses could be adversely affected. Credit losses have historically been within our expectations and the allowances for doubtful accounts receivable that were established.

Inventory and Contract Manufacturer Liabilities: Under our agreement with our primary contract manufacturer, we maintain a level of control over parts procurement, design, documentation and selection of approved suppliers. We are generally liable for any termination or cancellation of product orders, as well as excess and obsolete material, which can result, for example, from an engineering change, product obsolescence, or inaccurate component forecasting. We have not incurred significant charges as a result of these factors. The agreement also requires us to make deposits on certain purchased raw materials held for greater than 90 days and certain work-in-process items held for greater than 60 days, although the contract manufacturer must make efforts to minimize our liability for this inventory, including returning materials to suppliers, canceling orders with suppliers, or using materials to manufacture product for its other customers. At March 28, 2008, our contract manufacturer had approximately 90 to 180 days of inventory related to our products, and we had $600,000 on deposit, which is included in prepaid expenses and other assets. Additional deposits may be required. Based on our evaluation of the manufacturer’s inventory that may be subject to deposits, we do not believe as of March 28, 2008 that the valuation of such inventory is impaired.

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

Long-lived Assets: We evaluate the carrying value of long-lived assets, including goodwill and other intangibles, at least annually and whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. The carrying value of goodwill at a minimum is evaluated for impairment by applying a fair value-based test. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges. Significant assumptions and estimates include the projected cash flows based upon estimated revenue and expense growth rates, the estimated royalty rates used for valuation of acquired trademarks or trade names, and the discount rate applied to expected cash flows. In addition, our depreciation and amortization policies reflect judgments on the estimated useful lives and patterns in which the economic benefits of the assets will be realized. An impairment is measured as the amount by which the carrying value exceeds the fair value. There were no such losses for the periods presented.

Warranty Accruals: We provide a warranty for hardware product and software generally for twelve months. A portion of our products are warranted for two years. The software warranty entitles the customer to bug fixes but not software upgrades during the warranty period. We accrue warranty expense based on historical expense trends calculated as a percentage of new product sales. Actual expenses are charged against the accrual in the period they are incurred. On a quarterly basis, the warranty accrual is analyzed for adequacy based on actual trends and subsequent adjustments are made to the liability balance. If actual return rates or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of sales may be required. Historically, all warranty obligations have been determined with reasonable estimates.

Vacated Facilities: In the fourth quarter of fiscal 2007, we recorded a charge of $10.1 million of which $4.6 million related to estimated future net costs of our former manufacturing facility. In determining the amount of this charge, we made certain estimates, including future sublease rents to be received, future rent increases to be paid to our current landlord, allocation of original construction costs, and future operating costs. We executed a sublease for a portion of the facility early in the second quarter of fiscal 2008, on financial terms consistent with the estimates. We will adjust the liability over the remaining term of the lease for future changes in terms, estimates used, or actual costs incurred and sublease revenues received.

Stock-based Compensation: Effective our first quarter of fiscal 2007, we account for stock-based awards to employees using the fair value recognition provisions of Statements of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment (SFAS 123R), requiring recognition of the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award rather than apply intrinsic value measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and its related interpretations.

We have elected the modified prospective transition method as permitted by SFAS 123R and therefore have not restated the financial results for prior periods. Under this transition method, stock-based compensation expense for years beginning with fiscal 2007 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested, as of the beginning of fiscal 2007, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, as adjusted for estimated forfeitures. We recognize compensation expense for all share-based payment awards granted subsequent to fiscal 2006 on a straight-line basis over the respective requisite service period of the awards. Compensation expense for share-based payment awards granted on or prior to March 31, 2006 but not vested as of March 31, 2006, is recognized on an accelerated basis.

Deferred Taxes: We determine our income taxes in each of the jurisdictions in which we operate which involves estimating our actual current tax expense together with assessing temporary differences resulting from recognition of items for income tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from taxable income during the carryback period or in the future, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Our most significant deferred tax assets are net operating losses, for which we provide a valuation allowance based on our estimation of the likelihood of recovery. Prior to the current year, we determined none of our net deferred tax assets would be realized and recorded a valuation allowance for the entire balance. During fiscal 2008, we determined that it was more likely than not we will realize a portion of our foreign net operating loss carryforwards and removed the associated valuation allowance. Current federal and state tax laws include provisions that could limit the annual use of our domestic net operating loss carryforwards in the event of certain defined changes in stock ownership. Acquisitions or other events involving issuances of common and preferred stock could result in such a change. Accordingly, the annual use of our net operating loss carryforwards may be limited by these provisions, and this limitation may result in the loss of carryforward benefits to the extent the above-limit portion expires before it can be used.

Effective the beginning of fiscal 2008, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We record interest and penalties related to income tax matters in income tax expense.

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

Results of Operations

The following table sets forth selected data derived from our consolidated statements of operations expressed as a percentage of revenue for the periods presented:

	Year Ended
Percent of revenue	March 28, 2008	March 30, 2007	March 31, 2006
Product	88.3%	86.6%	81.3%
Service	11.7	13.4	18.7
Total revenue	100.0	100.0	100.0

Product gross margin	56.1	60.4	53.6
Service gross margin	9.2	9.1	10.7
Total gross margin	50.7	53.5	45.5

Sales and marketing	17.4	22.2	33.7
Research and development	20.9	25.5	33.3
General and administrative	9.8	15.6	16.1
Restructure and other costs	0.1	12.1	4.2
Total operating expenses	48.2	75.4	87.3
Income (loss) from operations	2.5	(21.9)	(41.8)

Interest income	4.4	4.3	3.8
Interest expense	(2.5)	(2.2)	(2.7)
Other income (expense), net	0.3	(0.1)	—
Income (loss) before taxes	4.7	(19.9)	(40.7)
Income tax benefit	(1.5)	(0.6)	(1.7)
Net income (loss)	6.2%	(19.3)%	(39.0)%

Overview and Highlights

•

We achieved a profit in fiscal 2008 after incurring a loss in each of the previous two fiscal years. Increased revenue and reduced operating expenses produced net income of $7.1 million in fiscal 2008 compared to net losses of $16.2 million in fiscal 2007 and $27.2 million in fiscal 2006.

•

We completed our acquisition of Quintum Technologies in December 2007. The cost of the acquisition was $45.0 million, including the issuance of 1.7 million shares of common stock valued for accounting purposes at $21.0 million. Financial results for Quintum from the acquisition date of December 4, 2007 are included in our results for fiscal 2008.

•

Total revenue of $116.1 million increased 38.1% from fiscal 2007. Product revenue was at its highest level in the past three years primarily due to increased sales to the government sector, particularly of IP-based products.

•

 Sales of voice-over-IP (VoIP) platforms contributed approximately 38% of product revenue. The VX Series, our voice exchange platform, leverages features of our former SHOUT product to provide a solution enabling VoIP with advanced network control and security features. In fiscal 2008, we achieved a number of significant sales to systems integrators fulfilling program requirements for various government agencies. In addition to secure voice applications for the government, the VX Series platform provides enterprise customers with telephony integration for unified communications and unified messaging. As noted above, we also augmented our VoIP product portfolio with the acquisition of Quintum and its Tenor product line.

•

Our sales to the government sector continue to account for the substantial majority of our revenue. Revenue from government customers grew substantially from the prior year, but dropped slightly as a percent of total revenue from 91.1% in fiscal 2007 to 87.5% in fiscal 2008. The percentage shift is a result of increased commercial sales and the acquisition of Quintum, which sells primarily to commercial customers. Sales of our Promina product continue to account for the majority of our product revenue, though as a percent of product revenue they have declined in recent years. We expect our mix of product sales and our sector mix to fluctuate quarter to quarter, as our customers continue to move to IP-based communications. Spending by government customers is dependent on the size of budget allocations and, particularly in our fiscal third quarter, the timely passage of the annual federal budget. Sales to our government customers may fluctuate on a quarterly or annual basis, based upon the timing of programs and budgets. The following table shows product revenue from our Promina product and total revenue from our government customers:

(in thousands)	Year Ended			Year Ended
	March 28, 2008	March 30, 2007	FY08 vs FY07	March 31, 2006	FY07 vs FY06
Revenue from government customers	$101,577	$76,571	32.7%	$60,105	27.4%
% of total revenue	87.5%	91.1%		86.1%

Promina product revenue	$54,297	$51,522	5.4%	$44,088	16.9%
% of product revenue	52.9%	70.8%		77.7%

•

We began manufacturing products at a new contract manufacturer. We moved our contract manufacturing for our Promina, NX Series and VX Series products to a new vendor, who will also be responsible for inventory management and production planning. As a result of this transition, we incurred increased manufacturing costs as well as charges related to the transfer of inventory to the new vendor. We will incur additional transition costs as we progress through the transition, although at a reduced level.

•

We raised $82 million from the issuance of convertible notes.  We increased our cash and investment balances through a private placement of convertible senior notes in December 2007. Cash and investments at the end of fiscal 2008 were $165.7 million, up $4.5 million from $161.2 million at the end of the third quarter. Cash and investments increased by $75.5 million from the prior year. We used approximately $24.0 million for the acquisition of Quintum.

Revenue

(in thousands)	Year Ended			Year Ended
	March 28, 2008	March 30, 2007	FY08 vs FY07	March 31, 2006	FY07 vs FY06
Product	$102,608	$72,813	40.9%	$56,712	28.4%
Service	13,536	11,281	20.0	13,056	(13.6)
Total revenue	$116,144	$84,094	38.1%	$69,768	20.5%

Total revenue in fiscal 2008 was higher than in fiscal 2007 due in large part to an increase in our domestic and international government business. Revenue from government customers in fiscal 2008 increased 32.7% compared to fiscal 2007 despite our having increased the tiered discounts we provide to the government under our contract with the General Services Administration (GSA) by an additional four percentage points off of our list prices, beginning midway through our fiscal year. Revenue from our commercial customers in fiscal 2008 increased $7.1 million, or more than 95%, as compared to fiscal 2007, including $4.9 million of revenue from Tenor products. The rest of the increase in fiscal 2008 compared to fiscal 2007 resulted from a $2.5 million increase in revenue from sales in Europe, driven in large part by upgrades and expansions of existing Promina networks.

Product revenue increased in fiscal 2008 compared to fiscal 2007 primarily due to increased demand by government customers for tactical and mobile applications and increased sales to commercial customers of VoIP products and upgrades and expansions of legacy equipment. Product revenue from sales of our VX Series products increased $15.5 million in fiscal 2008. Fiscal 2007 included $2.7 million of previously deferred revenue from our contract with NATO, on which we achieved final acceptance late in fiscal 2007. ITT Corporation (formerly EDO Corporation), a government systems integrator, accounted for $21.3 million, or 18.4% of total revenue in fiscal 2008, purchasing products in both our Promina and VX Series. Revenue from ITT Corporation was $18.2 million, or 21.6% of total revenue, in fiscal 2007. Product revenue in fiscal 2007 increased from fiscal 2006 due to growth in government sales. Revenue from our government business increased $16.5 million or 27.4% in fiscal 2007 as compared to fiscal 2006, due to increased demand for tactical and mobile applications, including an increase of $11.9 million in revenue from sales of our VX and NX5010 products.

The Company’s fiscal year consists of four 13-week quarters, ending on Friday. Every five to seven years, there is an additional week in a fiscal year, which occurred in fiscal 2006. The effect of this extra week in fiscal 2006 was additional product revenue of $331,000.

Service revenue increased by $2.3 million in fiscal 2008 from fiscal 2007, primarily as a result of our expanded relationship with CACI, which began in the fourth quarter of fiscal 2007. Through a contractual arrangement, CACI has had certain rights to provide maintenance and other services to our Federal Government customers. Under the expanded arrangement, both NET and CACI sell services for NET’s product lines, and each company is responsible for various aspects of service delivery. Revenue from maintenance and training services is shared between the companies, with the percentage determined based upon revenue levels. Service and other revenue decreased in fiscal 2007 from fiscal 2006, primarily due to a decline in the installed base of equipment held by non-government customers as well as the cancellation midway through fiscal 2006 of a customer service contract that had accounted for annual revenue of approximately $2.8 million.

Significant fluctuations in our service revenue can occur as a result of factors affecting the timing of the recognition of revenue, including customer deployment schedules and contractual acceptance provisions.

Gross Margin

	Year Ended
	March 28, 2008	March 30, 2007	March 31, 2006
Product gross margin	56.1%	60.4%	53.6%
Service and other gross margin	9.2	9.1	10.7
Total gross margin	50.7%	53.5%	45.5%

Total gross margin decreased 2.8 percentage points in fiscal 2008 compared to fiscal 2007 primarily as a result of decreased product gross margin. Total gross margin and product gross margin in fiscal 2007 were aided by recognition of $2.7 million of previously deferred revenue with no associated costs.

Product gross margin in fiscal 2008 was affected by:

•

Increased costs resulting from the transition to our new contract manufacturer, including $1.2 million of increased costs for manufacturing  and transportation costs, and $1.5 million related to the transfer of inventory to the new vendor at less than our carrying value. These costs accounted for approximately 2.7 percentage points of the decline in product gross margin as compared to fiscal 2007.

•

Charges of $473,000, representing amortization of developed technology acquired from Quintum.

•

The introduction of new products and the decline in percentage of our established Promina product. New products typically have lower gross margins as a result of customary discounting for early customers and higher per-unit costs associated with low purchase volumes of components. Our established Promina product generally has higher gross margins.

•

The decreases were offset by the increase in product revenue, which provided a larger base over which to spread certain fixed manufacturing costs.

We expect transition costs and related inventory charges to decrease in the first half of fiscal 2009. Amortization of purchased technology will increase in future periods to reflect charges for complete reporting periods. The total amount of developed technology acquired as part of the Quintum acquisition was $7.1 million, which will be amortized over five years.

Service gross margin increased slightly in fiscal 2008 as a result of additional revenue from the CACI revenue sharing agreement, partially offset by additional costs from CACI. Until we expanded our relationship with CACI in the fourth quarter of fiscal 2007, our government customers primarily received service from CACI. CACI received a majority of the revenue even where we had the contractual relationship with the customer, which adversely affected our service margin. Service gross margin will typically vary over time due to the volume and timing of service contract initiations and renewals, customer training schedules, and changes in the mix of services between fixed-cost or time and materials based services.

Total gross margin increased in fiscal 2007 from fiscal 2006 due to higher product gross margin. The higher product gross margin in fiscal 2007 was due primarily to recognition of deferred product revenue of $2.7 million upon achieving a milestone under our NATO contract with no associated product cost, increased shipment volume, and reduced production costs from fully outsourcing product manufacturing in September 2005. Until September 2005, we continued to perform a small portion of manufacturing at our Fremont, California facility, for which we incurred fixed costs of $544,000 in fiscal 2006. For the period from September 2005 through the end of fiscal 2007, all costs of this facility were included in general and administrative expense.

The decrease in service and other gross margin in fiscal 2007 compared to fiscal 2006 was due to a lower amount of service and other revenue spread over substantially the same cost structure in each period. The reductions in costs from realigning our service operations in fiscal 2006 were offset by $45,000 in additional costs as a result of the additional week in fiscal 2006.

Operating Expenses

(in thousands)	Year Ended			Year Ended
	March 28, 2008	March 30, 2007	FY 08 vs FY07	March 31, 2006	FY 07 vs FY06
Sales and marketing	$20,178	$18,699	7.9%	$23,493	(20.4)%
Research and development	24,279	21,432	13.3	23,235	(7.8)
General and administrative	11,373	13,129	(13.4)	11,265	16.5
Restructure and other costs	175	10,183	(98.3)	2,921	248.6
Total operating expenses	$56,005	$63,443	(11.7)%	$60,914	4.2%

Total operating expenses decreased in fiscal 2008 from fiscal 2007 due primarily to decreased restructure and other costs, partially offset by increases in all areas other than general and administrative. More specifically, the primary changes were:

•

Restructuring expense in fiscal 2008 was $175,000, whereas in fiscal 2007 we incurred a charge of $10.2 million upon vacating our former manufacturing building in Fremont, California. A large portion of this charge, relating to the write-off of leasehold improvements, was non-cash. The write-off eliminated annual expenses of approximately $3.4 million.

•

Incremental total operating expense was affected by the addition of $3.6 million of Quintum operating expenses for the four month period from the date of acquisition, as broken out below by functional area. Of this amount, $601,000 related to amortization of purchased intangible assets. This amortization will be higher in fiscal 2009 as we incur a complete year’s amortization expense.

•

Stock-based compensation expense increased as a result of both a greater number of shares granted pursuant to stock-based awards and a higher stock price, which affects the calculated value of the awards.  Stock-based compensation expense included in operating expense was $2.7 million in fiscal 2008 compared to $1.1 million in fiscal 2007. The increase in the number of shares granted was principally due to stock options to Quintum employees to purchase 567,500 shares of NET common stock in connection with the acquisition.

•

Sales and marketing expense increased primarily due to the acquisition of Quintum which contributed $1.6 million in expense. Of this amount, approximately $500,000 resulted from amortization of purchased intangible assets (these amounts are included in the incremental total operating expense referenced above). As noted above, this amortization expense will be higher for complete fiscal years.

•

Research and development expense increased in fiscal 2008, partly due to the acquisition of Quintum as well as increased compensation, including consulting expense. Quintum operations contributed $1.2 million to research and development expense in fiscal 2008 (included in the incremental total operating expense referenced above). Compensation, including consulting expense, increased $1.7 million as a result of increased spending for new product development.

•

General and administrative expense decreased primarily as a result of the elimination of $3.4 million of expense associated with our former manufacturing facility. Offsetting this decrease are increases from the addition of Quintum and an increase of $850,000 in stock-based compensation. Quintum operations contributed approximately $800,000 to general and administrative expense, of which $70,000 relates to amortization of intangible assets (these amounts are included in the incremental total operating expense referenced above). As noted above, the amortization expense will be higher for complete fiscal years.

Total operating expenses increased in fiscal 2007 from fiscal 2006 due primarily to higher restructure costs, partially offset by declines in spending for sales and marketing and for research and development. More specifically, the primary changes were:

•

Restructure costs of $10.2 million in fiscal 2007, mainly due to vacating our former manufacturing facility, compared to restructure costs of $2.9 million in fiscal 2006, related primarily to severance costs, of which $1.1 million related to a severance agreement with our former CEO.

•

We reduced company headcount by 30% from the second quarter of fiscal 2006 to the end of fiscal 2007, resulting in reduced total operating expense. Offsetting this reduction was a charge for stock-based compensation due to adopting the provisions of SFAS 123R during fiscal 2007. This charge increased total operating expense by $1.1 million, as broken out below for specific line items.

•

Sales and marketing expense decreased as a result of a reduction of $2.5 million in compensation and benefits costs due to lower headcount, and a reduction of $1.5 million in expenses for travel and entertainment, trade shows, and marketing communications, offset by charges of $257,000 for stock-based compensation.

•

Research and development expense decreased as a result of a reduction of $1.6 million in compensation and benefits costs due to lower headcount, a reduction of $626,000 in depreciation, and a reduction of $686,000 in allocated business support expenses such as corporate information technology. The reductions were partially offset by $656,000 of increased costs for contractors and consultants and $285,000 of charges for stock-based compensation.

•

General and administrative expense increased primarily due to classification of the costs of our former manufacturing facility. We ceased using the facility for manufacturing during fiscal 2006 yet continued to utilize it for general corporate purposes, with the result that from September 2005 through the end of fiscal 2007, all costs of this facility were included in general and administrative expense. Previously, most of these costs were recorded as cost of product revenue and expenses of functional areas other than general and administrative. The effect in fiscal 2007 of reporting all costs of the facility in general and administrative expenses for the full year as compared to seven months during fiscal 2006 was an increase of $1.4 million. General and administrative expense also increased due to charges of $534,000 for stock-based compensation.

•

We incurred additional costs of $735,000 in fiscal 2006 as a result of the additional week.

•

We recognized accelerated depreciation of approximately $815,000 in fiscal 2007 for our ERP system as a result of our decision to replace it in fiscal 2008.

Non-Operating Items

(in thousands)	Year Ended			Year Ended
	March 28, 2008	March 30, 2007	FY 08 vs FY07	March 31, 2006	FY 07 vs FY06
Interest income	$5,055	$3,625	39.4%	$2,665	36.0%
Interest expense	$(2,847)	$(1,841)	54.6%	$(1,863)	(1.2)%
Other income (expense)	$404	$(67)	703.0%	$(59)	13.6%

Interest income increased in fiscal 2008 from fiscal 2007 due primarily to increased cash and investment balances partially offset by lower yields on available-for-sale securities. Interest expense increased in fiscal 2008 from fiscal 2007 due to the issuance of the 3 ¾ % convertible senior notes in December 2007.

Interest income increased in fiscal 2007 from fiscal 2006 due primarily to higher yields on our short-term investments. Interest expense in fiscal 2007 and 2006 consisted primarily of the interest on the 7 1/4% convertible subordinated debentures.

Other income (expense) was comprised of:

(in thousands)	Year Ended			Year Ended
	March 28, 2008	March 30, 2007	FY 08 vs FY07	March 31, 2006	FY 07 vs FY06
Gain (loss) on foreign exchange	$(131)	$(53)	147.2%	$28	(289.3)%
Foreign currency translation adjustment due to dissolution of German subsidiary	385	—	100.0	—	—
Realized gain (loss) on available-for-sale securities	158	(7)	2,357.1	(65)	(89.2)
Other	(8)	(7)	14.3	(22)	(68.2)
	$404	$(67)	703.0%	$(59)	13.6%

Income Tax Benefit

Income tax benefit of $1.7 million for fiscal 2008 was due primarily to the reversal of a valuation allowance for a deferred tax asset recorded for net operating loss carryforwards of a foreign subsidiary, which we believe will be realized beginning in fiscal 2009.

Income tax benefit of $508,000 for fiscal 2007 was due mainly to the reversal of a reserve upon completion of the statutory period for examination in the United Kingdom as well as the resolution of a state matter in the United States. Income tax benefit of $1.2 million in fiscal 2006 was due mainly to the reversal of a reserve resulting from the final resolution of a German tax matter and, to a lesser extent, to the reversal of a reserve no longer required for a matter in the United Kingdom. We continually evaluate the risks associated with tax returns that have not yet passed the statutory period for examination by tax authorities in various jurisdictions. When such periods are completed, estimated taxes previously provided may be adjusted, dependent upon the outcome of examinations, if any.

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been our cash balances, cash provided by operating activities, and committed credit lines. In fiscal 2008, we received $82.0 million in net proceeds from the issuance of convertible senior notes, we used $23.2 million in the Quintum acquisition, consisting of cash consideration for the acquisition, transaction costs and repayment of Quintum debt, and we benefited from net proceeds of $12.7 million from stock option exercises.

Cash Balances: At March 28, 2008, we had cash and investment balances of $165.7 million, including cash equivalents of $44.3 million and short-term investments of $121.4 million, as compared to $90.1 million at March 30, 2007 and $86.2 million at March 31, 2006. The 2007 balance included cash and cash equivalents of $10.4 million and short-term investments of $79.7 million. The 2006 balance included cash and cash equivalents of $6.9 million and short-term investments of $79.3 million.

Net Cash Provided by (Used in) Operating Activities: Net cash provided by operating activities improved by $6.5 million in fiscal 2008, primarily as a result of growth in revenue outpacing growth in normal operating expenses. We recorded net income for fiscal 2008 of $7.1 million compared to a net loss of $16.2 million for fiscal 2007. Fiscal 2008 net income included non-cash charges totaling $7.4 million, comprised primarily of depreciation and amortization and stock-based compensation totaling $9.9 million, partially offset by recognition of deferred tax assets of $2.0 million. Non-cash charges in fiscal 2007 were $14.2 million. The decrease in non-cash charges in fiscal 2008 resulted primarily from $5.7 million in losses taken for disposition of property and equipment in fiscal 2007 compared to $63,000 taken in fiscal 2008. The disposition losses in fiscal 2007 related primarily to vacating our former manufacturing facility. This decrease in non-cash charges in fiscal 2008 was partially offset by an increase in stock-based compensation of $1.8 million resulting from both a greater number of shares granted pursuant to stock-based awards and higher stock prices in fiscal 2008, which affected the calculated value of the awards.

Increased revenue in fiscal 2008 resulted in an increase in accounts receivable of $6.9 million. Days sales outstanding were 63 days at March 28, 2008 compared to 54 days at March 30, 2007. Prepaids and other assets increased $5.1 million mainly due to an increase in other receivables from sales of components to our contract manufacturer to support increased revenue. Inventories decreased $3.0 million and accounts payable and other liabilities increased by $3.6 million.

Net cash provided by operating activities improved by $19.9 million in fiscal 2007 compared to net cash used in fiscal 2006 primarily as a result of increased revenue and a decrease in normal operating expenses.

Net Cash Provided by (Used in) Investing Activities: Net cash used in investing activities in fiscal 2008 resulted primarily from our acquisition of Quintum, which required $21.2 million in cash for the cash portion of the acquisition price and transaction costs, and also from purchases of short-term investments, net of sales and maturities, of $40.6 million. In fiscal 2007, proceeds from sales and maturities approximately equaled purchases. We increased spending by $427,000 to $3.1 million for property and equipment, including our replacement ERP system, and paid $2.5 million under our expanded agreement with a third-party technology supplier. We will make additional payments to the technology supplier totaling $2.5 million in later periods, dependent upon deliverables by the supplier.

We expect future investments in technology projects and property, plant and equipment to be larger than the amount invested during fiscal 2008, as we anticipate increased investment in product development activities.

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

Net Cash Provided by (Used in) Financing Activities:  Net cash provided by financing activities in fiscal 2008 was $92.2 million as compared to $3.3 million in fiscal 2007. In fiscal 2008, we received $82.0 million in net proceeds from the issuance of convertible senior notes and $12.7 million from exercises of stock options under stock-based compensation plans, of which $7.7 million was from exercises of stock-based awards by several former executives and a former member of the board of directors, each of whom has no remaining stock options. In fiscal 2007, we received $3.5 million from exercise of stock options. Offsetting these proceeds in each year are payments for the repurchase of restricted stock from employees to satisfy withholding-tax obligations arising from the vesting of restricted stock awards. The payments for these repurchases increased in fiscal 2008 as compared to fiscal 2007 by $273,000 as a result of a higher stock price on the vesting dates in fiscal 2008. We also used $2.1 million to repay Quintum debt.

Net cash provided by financing activities in fiscal 2007 included $3.5 million from exercises of stock options under employee stock plans, reduced by $245,000 used to repurchase restricted stock to satisfy withholding-tax obligations. Net cash used in financing activities in fiscal 2006 resulted from repurchases of common stock totaling $3.7 million under a stock repurchase program, which has since expired, offset by $2.1 million from exercises of stock options.

Future proceeds to us from the issuance of common stock under employee stock plans will be affected primarily by fluctuations in our stock price.

On February 27, 2008, our Board of Directors  approved a stock repurchase plan for up to $20.0 million which will continue for up to twenty-four months from the date of approval. As of March 28, 2008, the Company had not repurchased any shares under the plan.

Credit Lines: We maintain a $7.0 million line of credit that is available both for cash advances and for standby letters of credit. The line bears interest at the bank’s prime rate (5.25% at March 28, 2008) for cash advances and at prime minus 1% for letters of credit (4.25% at March 28, 2008) and is secured by our accounts receivable. The line, which expires in October 2008, requires immediate repayment of all amounts outstanding if our cash balance, defined as the sum of unrestricted cash and short and long-term investments, declines more than $10.0 million from the previous quarter or $30.0 million during the preceding twelve months. As of March 28, 2008, $548,000 in letters of credit and no cash advances were outstanding.

Summary Disclosures about Contractual Obligations and Commercial Commitments: The following table provides a summary of our contractual obligations and other commercial commitments as of March 28, 2008:

(in thousands) Contractual obligations	Total	2009	2010 to 2011	2012 to 2013	After 2013
Long-term debt	$109,706	$—	$—	$—	$109,706
Interest on long-term debt	33,955	4,979	9,957	9,957	9,062
Operating leases	18,270	4,641	9,298	4,262	69
Total contractual obligations	$161,931	$9,620	$19,255	$14,219	$118,837

We executed a sublease for a portion of our vacated former manufacturing facility early in the second quarter of fiscal 2008 on financial terms consistent with prior estimates. Included in the operating lease amounts are payments on the former manufacturing facility and payments on a lease for a former facility in Canada. Of those payments, $2.8 million, representing the discounted value of the lease payments net of sublease income, is accrued in our restructure liability at March 28, 2008.

We have a commitment to pay a total of $2.5 million to a third-party technology supplier upon receipt of future deliverables.

We have a long-term income tax liability for uncertain tax positions amounting to $574,000 at March 28, 2008. We cannot currently predict the date of settlement or payment, as the timing of resolution of our liability is highly uncertain.

In the normal course of business, we enter into contractual commitments to purchase services, materials, components, and finished goods from suppliers, mainly our primary contract manufacturer. Under our agreement with our primary contract manufacturer, we maintain a level of control over parts procurement, design, documentation and selection of approved suppliers. We are generally liable for any termination or cancellation of product orders, as well as excess and obsolete material, which can result, for example, from an engineering change, product obsolescence, or inaccurate component forecasting. The agreement also requires us to make deposits on certain purchased raw materials held for greater than 90 days and certain work-in-process items held for greater than 60 days, although the contract manufacture must make efforts to minimize our liability for this inventory, including returning materials to suppliers, canceling orders with suppliers, or using materials to manufacture product for its other customers. At March 28, 2008, our contract manufacturer had approximately 90 to 180 days of inventory related to our products, and we had $600,000 on deposit, which is included in prepaid expenses and other assets. Additional deposits may be required under the terms of the agreement.

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund operations beyond the next twelve months. We believe the most strategic uses of our cash resources in the near term include strategic investments to gain access to new technologies, acquisitions, and working capital. Depending on the scope of such investments, additional capital may be required to pursue some of those activities.

Off-Balance Sheet Arrangements

Other than commitments described above, there are no other off-balance sheet arrangements that are reasonably likely to materially affect our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recently Issued Accounting Standards

On May 9, 2008 the FASB posted FASB Staff Position (FSP) Accounting Principles Board (APB) Opinion No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, which is our fiscal 2010 and interim periods within those fiscal years. Early adoption is prohibited. We will be evaluating the effect on our consolidated financial statements of adopting (FSP) APB Opinion No. 14-1.

On April 25, 2008, the FASB posted FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, which is our fiscal 2010. Early adoption is prohibited. We will be evaluating the effect on our consolidated financial statements of adopting (FSP) FAS 142-3.

In December 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 141(Revised), Business Combinations (SFAS 141R), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The requirements of SFAS 141R are effective for business combinations for which the acquisition date is on or after the effective date of the pronouncement. The pronouncement is effective for fiscal years beginning after December 15, 2008, which is our fiscal 2010. Early adoption is prohibited. We are currently evaluating the impact of SFAS 141R on prospective acquisitions, if any.

In June 2007, the FASB ratified the final consensus reached in Emerging Issues Task Force (EITF) Issue 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. The EITF consensus reached was that with respect to entities involved in research and development activities, nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for fiscal years beginning after December 15, 2007, which is our fiscal 2009. We will be evaluating the effect, if any, on our consolidated financial statements of adopting EIFT 07-3.

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

We use foreign exchange contracts to hedge significant accounts receivable and intercompany account balances denominated in foreign currencies. Market value gains and losses on these hedged contracts are substantially offset by fluctuations in the underlying balances being hedged. At March 28, 2008, our primary net foreign currency exposures were in Japanese yen, Euros and British pounds. The net financial impact of foreign exchange gains and losses are recorded in other income. Our policy is to not use hedges or other derivative financial instruments for speculative purposes.

We believe our hedging strategy will not have a significant effect on our business, operating results or financial condition. A 10% adverse change in the foreign currency rates affecting the contracts as of their March 28, 2008 levels would decrease the fair value of the contracts by approximately $440,000 and if this occurred, the fair value of the underlying exposures hedged by the contracts should increase by a similar amount. However, we could have gains or losses in the future if our actual balances differ from the amounts hedged under foreign exchange contracts. The amount of such gains or losses would depend in part on the timing and amount of foreign currency exchange rate movements.

A portion of our investment portfolio is composed of income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. A sensitivity analysis assuming a hypothetical increase or decrease of 10% from levels at March 28, 2008 and March 30, 2007 indicated the fair value of the portfolio would change by approximately $450,000 and $400,000 at March 28, 2008 and March 30, 2007, respectively. At March 28, 2008, the fair value of the short-term investments was $121.4 million compared to $79.7 million at March 30, 2007.

The fair market value of our 3 ¾% convertible senior notes and 7 ¼% convertible subordinated debentures are sensitive to changes in interest rates and to the prices of our common stock into which they can be converted as well as our financial stability. The yield to maturity on the debentures is fixed, therefore the interest expense on the debt does not fluctuate with interest rates. We have estimated the approximate fair value of these securities using recent quotes and trades. The fair value of the trading debt securities was approximately:

(dollars in thousands)	Fiscal year ended
	March 28, 2008	March 30, 2007
3 ¾ % convertible senior notes	$66,513	$—
7 ¼% convertible subordinated debentures	$22,730	$22,699

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Highlights:

(dollars in thousands, except per share amounts)	Fiscal year ended
Highlights	March 28, 2008	March 30, 2007
Total revenue	$116,144	$84,094
Income (loss) from operations	$2,849	$(18,419)
Net income (loss)	$7,145	$(16,194)
Basic net income (loss) per share	$0.26	$(0.65)
Diluted net income (loss) per share	$0.25	$(0.65)
Working capital	$179,060	$94,805
Total assets	$269,333	$134,019
3 ¾ % convertible senior notes	$85,000	$—
7 ¼% convertible subordinated debentures	$24,706	$24,706
Total stockholders’ equity	$125,543	$81,584
Number of employees	308	238

Quarterly financial data (unaudited):

(dollars in thousands, except per share amounts)	Fiscal quarter 2008
	First	Second	Third	Fourth
Total revenue	$26,341	$27,332	$29,039	$33,432
Gross margin	$13,928	$14,475	$14,315	$16,136
Net income	$1,263	$1,592	$1,538	$2,752
Basic net income per share	$0.05	$0.06	$0.06	$0.10
Diluted net income per share	$0.05	$0.06	$0.05	$0.09

	Fiscal quarter 2007
	First	Second	Third	Fourth
Total revenue	$17,444	$19,550	$22,069	$25,031
Gross margin	$9,253	$9,819	$12,078	$13,874
Net loss	$(3,704)	$(2,406)	$(599)	$(9,485)
Basic and diluted net loss per share	$(0.15)	$(0.10)	$(0.02)	$(0.37)

The third and fourth quarters of fiscal 2008 include the results of Quintum after December 4, 2007, the date of acquisition. The fourth quarter of fiscal 2007 includes restructure costs of $ 10.2 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Network Equipment Technologies, Inc.
Fremont, California

We have audited the accompanying consolidated balance sheets of Network Equipment Technologies, Inc. and subsidiaries (the "Company") as of March 28, 2008 and March 30, 2007, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended March 28, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 28, 2008 and March 30, 2007, and the results of its operations and its cash flows for each of the three years in the period ended March 28, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement of Accounting Standards No. 123(R), Share-Based Payment, effective April 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 28, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 28, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

May 28, 2008

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)	March 28, 2008	March 30, 2007
Current assets:
Cash and cash equivalents	$44,246	$10,479
Short-term investments	121,412	79,653
Accounts receivable, net of allowances of $452 at March 28, 2008 and $39 at March 30, 2007	23,174	14,822
Inventories	9,986	10,452
Prepaid expenses and other assets	8,031	3,242
Total current assets	206,849	118,648
Property and equipment:
Machinery and equipment	40,091	38,035
Furniture and fixtures	4,523	3,471
Leasehold improvements	10,925	10,618
	55,539	52,124
Less: accumulated depreciation and amortization	(46,080)	(41,543)
Property and equipment, net	9,459	10,581
Goodwill	27,441	—
Purchased intangibles, net	13,876	—
Other assets	11,708	4,790
Total assets	$269,333	$134,019
Current liabilities:
Accounts payable	$9,968	$8,569
Accrued liabilities	17,821	15,274
Total current liabilities	27,789	23,843
Long-term liabilities:
3 ¾% convertible senior notes	85,000	—
7 ¼% redeemable convertible subordinated debentures	24,706	24,706
Other long-term liabilities	6,295	3,886
Total long-term liabilities	116,001	28,592
Commitments and Contingencies – Note 10
Stockholders’ equity:
Preferred stock ($0.01 par value; 5,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 50,000 shares authorized; 29,248 and 25,727 shares outstanding at March 28, 2008 and March 30, 2007)	292	257
Additional paid-in capital	241,171	204,439
Treasury stock	(7,842)	(7,326)
Accumulated other comprehensive income	1,105	542
Accumulated deficit	(109,183)	(116,328)
Total stockholders’ equity	125,543	81,584
Total liabilities and stockholders’ equity	$269,333	$134,019

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(in thousands, except per share amounts)	March 28, 2008	March 30, 2007	March 31, 2006
Revenue:
Product	$102,608	$72,813	$56,712
Service	13,536	11,281	13,056
Total revenue	116,144	84,094	69,768
Costs of revenue:
Cost of product revenue	45,001	28,821	26,328
Cost of service revenue	12,289	10,249	11,665
Total cost of revenue	57,290	39,070	37,993
Gross margin	58,854	45,024	31,775
Operating expenses:
Sales and marketing	20,178	18,699	23,493
Research and development	24,279	21,432	23,235
General and administrative	11,373	13,129	11,265
Restructure and other costs	175	10,183	2,921
Total operating expenses	56,005	63,443	60,914
Income (loss) from operations	2,849	(18,419)	(29,139)
Interest income	5,055	3,625	2,665
Interest expense	(2,847)	(1,841)	(1,863)
Other income (expense), net	404	(67)	(59)
Income (loss) before taxes	5,461	(16,702)	(28,396)
Income tax benefit	(1,684)	(508)	(1,161)
Net income (loss)	$7,145	$(16,194)	$(27,235)

Basic net income (loss) per share	$0.26	$(0.65)	$(1.10)
Diluted net income (loss) per share	$0.25	$(0.65)	$(1.10)

Basic common and common equivalent shares	27,423	25,003	24,725
Diluted common and common equivalent shares	28,415	25,003	24,725

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended
(in thousands)	March 28, 2008	March 30, 2007	March 31, 2006
Net income (loss)	$7,145	$(16,194)	$(27,235)
Foreign currency translation adjustment	(235)	656	(212)
Gross unrealized holding gains on available-for-sale securities	1,341	499	366
Reclassification of recognized transactions	(158)	7	65
Comprehensive income (loss)	$8,093	$(15,032)	$(27,016)

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(in thousands)	March 28, 2008	March 30, 2007	March 31, 2006
Cash and cash equivalents at beginning of year	$10,479	$6,928	$14,325
Cash flow from operating activities:
Net income (loss)	7,145	(16,194)	(27,235)
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation, amortization, and accretion	6,826	7,346	7,172
Loss on disposition of property and equipment	63	5,676	217
Stock-based compensation expense	3,038	1,212	104
Excess tax benefit from stock-based compensation	(156)	—	—
Provision for deferred income taxes	(2,002)	—	—
Other	(385)	—	—
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(6,883)	(5,117)	6,020
Inventories	3,005	2,060	675
Prepaid expenses and other assets	(5,081)	(138)	(801)
Accounts payable	(231)	2,508	(2,541)
Accrued and other long-term liabilities	3,864	5,385	(792)
Net cash provided by (used in) operations	9,203	2,738	(17,181)
Cash flow from investing activities:
Purchase of short-term investments	(129,463)	(74,336)	(45,285)
Proceeds from sales and maturities of short-term investments	88,887	74,482	60,109
Acquisition of business, net of acquired cash and cash equivalents	(21,142)	—	—
Registration costs for shares issued in acquisition	(67)	—	—
Purchases of property and equipment	(3,117)	(2,690)	(1,526)
Payment for license and development agreement	(2,500)	(625)	(2,375)
Decrease in restricted cash	—	—	697
Other	—	58	(71)
Net cash provided by (used in) investing activities	(67,402)	(3,111)	11,549
Cash flow from financing activities:
Issuance of convertible senior notes, net of issue costs of $3,001	81,999	—	—
Repayment of acquired debt	(2,095)	—	—
Issuance of common stock	12,675	3,503	2,127
Repurchase of common stock	(518)	(245)	(3,680)
Excess tax benefit from stock-based compensation	156	—	—
Net cash provided by (used in) financing activities	92,217	3,258	(1,553)
Effect of exchange rate on cash	(251)	666	(212)
Net increase (decrease) in cash and cash equivalents	33,767	3,551	(7,397)
Cash and cash equivalents at end of year	$44,246	$10,479	$6,928

Other cash flow information:
Cash paid during the year for interest	$1,798	$1,808	$1,825
Non-cash investing activities:
Common stock issued in acquisition of business	$20,955	$—	$—
Unrealized gain on available-for-sale securities	$1,183	$506	$431

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)			Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Accumulated Deficit	Total Stockholders’ Equity
	Common Stock				Cumulative Translation Adjustments	Unrealized Gain (Loss) on Securities
	Shares	Amount
Balances, March 25, 2005	25,004	$250	$197,507	$(3,408)	$176	$(1,015)	$(72,899)	$120,611
Issuance and sale of common stock under stock-based compensation plans	245	2	884	—	—	—	—	886
Sale of common stock under ESPP	302	3	1,238	—	—	—	—	1,241
Stock-based compensation		—	104	—	—	—	—	104
Repurchase of common stock	(737)	(7)		(3,673)	—	—	—	(3,680)
Net unrealized gain on available-for-sale securities		—	—	—	—	431	—	431
Cumulative translation adjustment		—	—	—	(212)	—	—	(212)
Net loss		—	—	—	—	—	(27,235)	(27,235)
Balances, March 31, 2006	24,814	248	199,733	(7,081)	(36)	(584)	(100,134)	92,146
Issuance and sale of common stock under stock-based compensation plans	953	9	3,494	—	—	—	—	3,503
Stock-based compensation		—	1,212	—	—	—	—	1,212
Repurchase of common stock	(40)	—	—	(245)	—	—	—	(245)
Net unrealized gain on available-for-sale securities		—	—	—	—	506	—	506
Cumulative translation adjustment		—	—	—	656	—	—	656
Net loss		—	—	—	—	—	(16,194)	(16,194)
Balances, March 30, 2007	25,727	257	204,439	(7,326)	620	(78)	(116,328)	81,584
Issuance of common stock for acquisition of business	1,732	17	20,938	—	—	—	—	20,955
Registration costs for shares issued for acquisition		—	(67)	—	—	—	—	(67)
Issuance and sale of common stock under stock-based compensation plans	1,840	18	12,657	—	—	—	—	12,675
Foreign currency translation adjustment due to dissolution of German subsidiary					(385)			(385)
Stock-based compensation		—	3,050	—	—	—	—	3,050
Tax benefit from stock-based transactions		—	156	—	—	—	—	156
Repurchase of common stock	(51)	—	(2)	(516)	—	—	—	(518)
Net unrealized gain on available-for-sale securities		—	—	—	—	1,183	—	1,183
Cumulative translation adjustment		—	—	—	(235)	—	—	(235)
Net income		—	—	—	—	—	7,145	7,145
Balances, March 28, 2008	29,248	$292	$241,171	$(7,842)	$ —	$1,105	$(109,183)	$125,543

See accompanying notes to the consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

Note 1.  Description of Business and Summary of Significant Accounting Policies

Nature of Business:    Network Equipment Technologies, Inc. (the Company or NET) is a global provider of voice and data telecommunications equipment for multi-service networks requiring high degrees of versatility, interoperability, security and performance. NET offers an array of products purpose-built for mixed-service, multi-protocol networks; bandwidth-sensitive site communications; high performance, security-sensitive transmissions; and converged communications. NET’s NX (network exchange), VX (voice exchange), and Tenor products acquired as part of the acquisition of Quintum Technologies, Inc. (Quintum), enable interoperability and integration with existing networks for migration to secure internet protocol (IP)-based voice and data communications. NET was founded in 1983.

Principles of Consolidation:    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Short-term Investments:    Short-term investments are primarily composed of highly liquid investments with original maturities of greater than three months at the time of acquisition. The Company classifies its short-term cash investments as available-for-sale securities. The carrying value of such securities is adjusted to fair market value based on recent observable market trades, with unrealized gains and losses being excluded from earnings and reported as a separate component of stockholders’ equity. Realized gains and losses on the sale or maturity of short-term investments are determined on the basis of specific identification.

Allowance for Sales Returns:     A reserve for sales returns is established for primarily reseller and distributor customers, based on actual historical product returns.

Credit Risk and Allowance for Doubtful Accounts:    The Company’s credit evaluation process and the reasonably short collection terms help mitigate credit risk. The Company typically does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. The Company maintains reserves for known recourse obligations and estimated bad debts. The allowance for doubtful accounts receivable is based on the assessment of the collectability of specific customer accounts and the aging of accounts receivable. Credit losses have historically been within our expectations and the allowances for doubtful accounts receivable that were established.

Inventories:    Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs. Inventories consisted of the following:

(in thousands)	March 28, 2008	March 30, 2007
Purchased components	$8,537	$4,082
Work-in-process	—	5,401
Finished goods	1,449	969
	$9,986	$10,452

Under the Company’s agreement with its primary contract manufacturer, the Company maintains a level of control over parts procurement, design, documentation and selection of approved suppliers. The Company is generally liable for any termination or cancellation of product orders, as well as excess and obsolete material, which can result, for example, from an engineering change, product obsolescence, or inaccurate component forecasting. No significant charges have been incurred as a result of these factors. The agreement also requires us to make deposits on certain purchased raw materials held for greater than 90 days and certain work-in-process items held for greater than 60 days although the contract manufacture must make efforts to minimize the Company’s liability for this inventory, including returning materials to suppliers, canceling orders with suppliers, or using materials to manufacture product for its other customers. At March 28, 2008, the contract manufacturer had approximately 90 to 180 days of inventory related to the Company’s products, and the Company had $600,000 on deposit, which is included in prepaid expenses and other assets. Additional deposits may be required under the terms the agreement. At March 28, 2008, the Company evaluated the manufacturer’s inventory subject to future deposits and determined no amount was impaired.

Property and Equipment:    Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of generally three to ten years. Leasehold improvements are amortized over the shorter of the respective lease terms or estimated useful lives.

Software Development Costs:    Capitalization of software development costs begins upon the establishment of technological feasibility for the products, and amortization begins when the products are available for release to customers. The Company assesses the recoverability of capitalized software development costs in light of many factors, including anticipated future revenue, estimated economic useful lives and changes in software and hardware technologies. The Company did not capitalize internal software development costs in fiscal years 2008, 2007 or 2006. Software development costs are amortized over the lives of the products, generally three years.

Long-lived Assets:    The carrying value of long-lived assets, including goodwill and other intangibles, is evaluated at least annually and whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. The carrying value of goodwill at a minimum is evaluated for impairment by applying a fair value-based test. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset including disposition are less than the carrying value of the asset. An impairment is measured as the amount by which the carrying value exceeds the fair value. Such losses were not significant for the years presented. Intangible assets that have finite useful lives greater than a year, consisting primarily of purchased technology and rights to use technologies, trademark, customer list, and patents, are amortized over their estimated useful lives.

Foreign Currency:    The functional currency for the Company’s foreign subsidiaries is the local currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at the end of the period. Revenue and expenses are translated into dollars at the average exchange rate during the period. Gains and losses from foreign currency translation are included in a separate account in stockholders’ equity in the consolidated balance sheets. Gains and losses from foreign exchange transactions are included in the consolidated statements of operations and have not been significant.

Foreign exchange transaction gains and losses, substantially all of which relate to intercompany activity between us and our foreign subsidiaries, amounted to losses of $131,000 and $53,000 in 2008 and 2007, respectively and a gain of $28,000 in 2006 and are included in other income (expense) in the accompanying consolidated statements of operations.

In 2008, the Company legally dissolved its wholly-owned subsidiary, NET Europe Ltd. GmbH (GmbH). In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 37 (FIN37), Accounting for Translation Adjustments upon Sale of Part of an Investment in a Foreign Entity, an Interpretation of FASB Statement No. 52, other comprehensive income of $385,000 related to the GmbH dissolution has been reclassified from stockholders’ equity to other income in the 2008 consolidated statement of operations.

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

Effective the beginning of fiscal 2007, the Company adopted the fair value recognition provisions of Statements of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS 123R) requiring recognition of the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award rather than apply intrinsic value measurement provisions of APB 25. See Note 11 for additional discussion.

Income Taxes:  Effective the beginning of fiscal 2008, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interest and penalties related to income tax matters are recorded in income tax expense. See Note 8 for additional discussion.

Recently Issued Accounting Standards: On May 9, 2008 the FASB posted FASB Staff Position (FSP) Accounting Principles Board (APB) Opinion No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, which is the Company’s fiscal 2010 and interim periods within those fiscal years. Early adoption is not permitted. The Company will evaluate the effect on its consolidated financial statements of adopting (FSP) APB Opinion No. 14-1.

On April 25, 2008, the FASB posted FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No.  142, Goodwill and Other Intangible Assets. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, which is our fiscal 2010. Early adoption is prohibited. The Company will be evaluating the effect its consolidated financial statements of adopting (FSP) FAS 142-3.

In December 2007, the FASB issued SFAS No. 141(Revised), Business Combinations (SFAS 141R), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The requirements of SFAS 141R are effective for business combinations for which the acquisition date is on or after the effective date of the pronouncement. The pronouncement is effective for fiscal years beginning after December 15, 2008, which is the Company’s fiscal 2010. Early adoption of this accounting pronouncement is prohibited. The Company is currently evaluating the impact of SFAS 141R on prospective acquisitions, if any.

In June 2007, the FASB ratified the final consensus reached in Emerging Issues Task Force (EITF) Issue 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. The EITF consensus reached was that with respect to entities involved in research and development activities, nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for fiscal years beginning after December 15, 2007, which is the Company’s fiscal 2009. The Company will be evaluating the effect, if any, on its consolidated financial statements of adopting EIFT 07-3.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which allows entities to choose to measure certain financial instruments and certain other items at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which is the Company’s fiscal 2009. The Company will be evaluating the effect on its consolidated financial statements of adopting SFAS 159.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, which is the Company’s fiscal 2009, and interim periods within the fiscal year. The Company will be evaluating the effect on its consolidated financial statements of adopting SFAS 157.

Note 2.  Business Combinations

Acquisition of Quintum Technologies, Inc.:  On December 4, 2007, the Company completed the acquisition of Quintum Technologies, Inc., a Delaware corporation (Quintum) pursuant to the terms of the Agreement and Plan of Merger (Merger Agreement) entered into on October 22, 2007. NET acquired all of the outstanding shares of Quintum at a total cost of $45.0 million, comprised of $20.5 million in cash, 1,732,274 shares of N.E.T common stock issued to the selling stockholders, valued at $21.0 million (using the average closing price for three days prior to the acquisition date, as specified by EITF 99-12), and $3.5 million of acquired debt and transaction costs. In addition, immediately after the acquisition, NET issued stock options to Quintum employees to purchase 567,500 shares of NET common stock at an exercise price of $11.66 per share (the closing price of NET common stock on December 4, 2007). There are no future contingent payments, options, or commitments. Quintum’s results of operations have been included in the Company’s consolidated statement of operations and comprehensive income (loss) for the period from the acquisition date.

The primary reasons for the acquisition and the factors that contributed to a purchase price resulting in recognition of goodwill are: Quintum’s Tenor product provides the Company with immediate access to additional sales opportunities in the enterprise market; the Tenor product has a similar architecture to NET’s VX Series products, which complements and expands NET’s portfolio of enterprise voice solutions by providing VoIP switching and gateway technologies for small-to mid-sized businesses; and the addition of the Tenor product line will enable the Company to capture sales in satellite and branch locations of enterprise and government customers that require a lower cost solution than the Company’s VX Series products. Additionally, Quintum has product assembly capabilities and other relationships in China and Hong Kong, which NET believes will provide increased business opportunities in the Asia Pacific region.

The total purchase price of the acquisition was as follows:

(in thousands)
Cash consideration	$20,533
Equity consideration	20,955
Quintum debt repaid	2,095
Transaction costs	1,374
$44,957

Under the purchase method of accounting, the total purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. The results of operations of Quintum are included in the accompanying consolidated statements of operations and statements of comprehensive income (loss) from the date of acquisition.

The Company allocated the purchase price to tangible assets, liabilities, and identifiable intangible assets acquired, based on their estimated fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The fair value of the identifiable intangible assets pertaining to trademark, customer relationships and technology was established using a discounted cash flow approach. None of the goodwill recorded as part of the acquisition of Quintum will be amortizable for United States federal or state income tax purposes.

The purchase price consideration has been allocated as follows:

(in thousands)
Cash	$766
Accounts receivable	1,469
Inventory	2,205
Prepaid expenses and other assets	455
Property and equipment	163
Other assets	133
Current liabilities	(2,625)
Debt	(2,095)
Fair value of net tangible assets acquired	471
Identifiable intangible assets acquired	14,950
Goodwill	27,441
Debt repaid	2,095
$44,957

There was no material adjustment to the preliminary purchase price allocation. Purchased identifiable intangible assets are amortized on an accelerated basis to reflect the pattern in which economic benefits of the intangible assets are expected to be consumed. The following table lists the purchased intangible assets acquired as part of the acquisition, their estimated useful lives, accumulated amortization, and net book value:

(in thousands)	Gross Purchased Intangible Asset	Estimated Useful Life (in Years)	Accumulated Amortization	Net Purchased Intangible Asset
Trademark	$1,050	5	$(70)	$980
Customer relationships	6,800	7	(531)	6,269
Technology	7,100	5	(473)	6,627
	$14,950		$(1,074)	$13,876

The estimated future amortization expense of purchased intangible assets as of March 28, 2008 is as follows:

(in thousands, per fiscal period)	Amount
2009	$3,147
2010	2,909
2011	2,672
2012	2,479
2013	1,779
Thereafter	890
$13,876

Pro-forma Financial Information:  The unaudited financial information in the table below summarizes the combined results of operations of NET and Quintum, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented also includes the purchase accounting adjustments on historical Quintum net assets, amortization charges from acquired intangible assets, adjustments to stock compensation expense, adjustments to interest income and expense, and related tax effects. The unaudited pro forma financial information for the year ended March 28, 2008 combines the results for NET for the year ended March 28, 2008, which include the results of Quintum subsequent to December 4, 2007 (the acquisition date), with the historical results for Quintum for the period from April 1, 2007 to December 4, 2007. The unaudited pro forma financial information for the year ended March 30, 2007 combines the historical results for NET for that period, with the historical results for Quintum for the year ended March 31, 2007. The following table summarizes the pro forma financial information for fiscal 2008 and 2007:

(in thousands, except per share amounts)
(unaudited)	March 28, 2008	March 30, 2007
Total revenue	$127,212	$103,478
Net income (loss)	1,212	(22,898)
Basic net income (loss) per share	$0.04	$(0.86)
Diluted net income (loss) per share	$0.04	$(0.86)

Note 3.  Short-term Investments

Short-term investments at March 28, 2008 and March 30, 2007 consisted of the following:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
2008
U.S. government and municipalities	$88,149	$1,020	$(1)	$89,168
Corporate notes and bonds	14,377	70	(94)	14,353
Other debt securities	17,781	163	(53)	17,891
Foreign debt issues	—	—	—	—
	$120,307	$1,253	$(148)	$121,412
2007
U.S. government and municipalities	$38,952	$15	$(45)	$38,922
Corporate notes and bonds	15,235	4	(14)	15,225
Other debt securities	25,544	11	(49)	25,506
Foreign debt issues	—	—	—	—
	$79,731	$30	$(108)	$79,653

The maturities of short-term investments at March 28, 2008 are as follows:

(in thousands)	Amortized Cost	Estimated Market Value
Due within one year	$31,894	$32,215
Due within one to five years	83,284	84,102
Due within five to ten years	3,355	3,361
Due after ten years	1,774	1,734
Total	$120,307	$121,412

A total of $420,000 of net unrealized gain positions and $53,000 of unrealized loss positions for short-term investments held twelve months or more existed at March 28, 2008 and March 30, 2007, respectively.

Note 4.  License and Development Agreement

In October 2005, the Company entered into a license and development agreement with a third-party technology supplier, under which the Company acquired a license to manufacture and distribute the supplier’s high-speed networking platform. In June 2007, the agreement was amended to include an additional, more advanced, platform. Under the 2005 agreement and the 2007 amendment, each party agreed to perform development and other activities to bring new products to market and the Company obtained certain rights to market these products. Under the 2005 agreement, the Company paid $3.0 million in license and development fees and capitalized the amount in other assets in the accompanying consolidated balance sheets. The Company began amortizing this amount in the second half of fiscal 2007 concurrent with the sale of the initial platform. Amortization of $1,200,000 and $300,000, respectively, was recorded for the years ended March 28, 2008 and March 30, 2007 and was included in cost of product revenue.

Under the 2007 amendment, the Company has agreed to pay an additional $5.0 million in four equal installments to the supplier for the advanced platform and an extended exclusive right to market. The first installment was paid in June 2007, the second was paid in September 2007, and the remaining two will be due at separate future dates dependent upon the supplier’s delivery of future enhancements of the advanced platform. The Company has determined that the right to market, as amended, has a value separate from the prepaid license fee, and has allocated the $5.0 million between the two components, based on their fair value, with $1.7 million allocated to the right to market, and $3.3 million allocated to prepaid license fees. These amounts will be amortized over the estimated useful life of each component. At March 28, 2008, of the $2.5 million representing the first two installments, $800,000 for the right to market and $1.7 million for the prepaid license fee have been capitalized in other assets on the accompanying consolidated balance sheets, with no amortization to date. Future amortization will be recorded in cost of product revenue.

In addition to these payments, the Company is obligated to pay royalties on sales of the products, which began in the second half of fiscal 2007. These royalties totaled $817,000 and $398,000, respectively, for the years ended March 28, 2008, and March 30, 2007 and are included in cost of product revenue.

The supplier also serves as a reseller of the platform and the parties have made occasional purchases from and sales to each other of inventory components and pre-production units. In connection with these arrangements, in the years ended March 28, 2008 and March 30, 2007, the Company invoiced the supplier $3.6 million and none, respectively for sales to the supplier for resale, and none and $813,000, respectively, for sales of pre-production units. The Company did not make any purchases of components or pre-production units during the year ended March 28, 2008, and purchased $33,000 of goods from the supplier in the year ended March 30, 2007. No amounts were due to or from the supplier at March 28, 2008. At March 30, 2007, the Company had outstanding invoices of $104,000 issued to the supplier and no amounts due to the supplier.

The Company’s President and CEO served as a member of the board of directors of the supplier through March 2007.

Note 5.  Other Assets and Accrued Liabilities

Other assets at March 28, 2008 and March 30, 2007 were as follows:

(in thousands)	2008	2007
Capitalized product and software development costs, net	$4,018	$2,700
Inventory spares	2,656	1,613
Debenture costs	3,088	241
Deferred taxes	1,902	—
Other	44	236
	$11,708	$4,790

Accrued liabilities at March 28, 2008 and March 30, 2007 were as follows:

(in thousands)	2008	2007
Accrued compensation	$4,779	$4,733
Unearned income	5,024	2,424
Accrued rent	1,292	1,393
Restructure and other costs	1,826	2,964
Accrued interest	1,581	687
Contract reserves	785	1,195
Other	2,534	1,878
	$17,821	$15,274

Contract reserves include amounts accrued to the General Services Administration (GSA) as a result of a post-award review of our contract with the GSA performed by the government in fiscal 2007 of our sales data from January 2000 to December 2005. As a result of this review, in May 2007, the Company offered and the GSA accepted a settlement of $795,000 for liabilities identified during the post-award review.

See also Note 7 for activity in the liability for restructuring.

Certain items in fiscal 2007 have been reclassified to conform to the current year’s presentation.

Note 6.  Warranty Accruals

The Company warrants hardware product and software, generally for twelve months. A portion of the Company’s products are warranted for two years. The software warranty entitles the customer to bug fixes but not software upgrades during the warranty period. The Company’s methodology is to accrue warranty expense based on historical expense trends calculated as a percentage of product sales. Actual expenses are charged against the accrual in the period they are incurred. On a quarterly basis, the warranty accrual is analyzed for adequacy based on actual trends and subsequent adjustments are made as necessary.

Components of the warranty accrual, which is included in accrued liabilities in the accompanying consolidated balance sheets, during fiscal 2006, 2007, and 2008 were as follows:

(in thousands)	Warranty Accrual
Balance at March 25, 2005	$88
Charges to cost of goods sold	139
Charges to warranty accrual	(250)
Other adjustments (1)	107
Balance at March 31, 2006	84
Charges to cost of goods sold	185
Charges to warranty accrual	(120)
Other adjustments (1)	(87)
Balance at March 30, 2007	62
Charges to cost of goods sold	74
Charges to warranty accrual	(34)
Acquired through business combination	64
Other adjustments (1)	(68)
Balance at March 28, 2008	$98

(1)

Adjustment resulted from a change in warranty cost estimates primarily from lower hourly costs of labor to repair products and frequency of warranty claims.

Note 7.  Restructure and Other

Restructure and other costs of $175,000 in fiscal 2008 consist of adjustments for employee separation costs accrued in a previous years’ restructure and unanticipated costs to exit the Company’s former manufacturing facility.

Restructure and other costs of $10.2 million in fiscal 2007 consisted of $10.1 million for the cost to vacate the Company’s former manufacturing facility and $115,000 of employee separation costs. Of the costs to vacate the former manufacturing facility, $5.4 million related to a loss on fixed assets, primarily leasehold improvements.  The Company executed a sublease for a portion of the facility early in the second quarter of fiscal 2008 on financial terms consistent with prior estimates.

Restructure and other costs of $2.9 million in fiscal 2006 consisted mainly of $3.0 million for employee separation costs which resulted from reductions in the international sales and service organization and cost-cutting efforts across all functions, and included $1.1 million related to the severance agreement with the Company’s former chief executive officer, and $135,000 for terminating a contract for employee training. These amounts were offset by reversals of $204,000 resulting from expiration of employee benefits accrued for previous restructurings and $26,000 related to the sublease of the Dallas, Texas office necessitating an adjustment to previous lease restructuring estimates.

The liability for restructuring was $3.2 million at March 28, 2008, as shown in the table below. Components of accrued restructure costs and changes in accrued amounts related to these restructuring programs during fiscal 2006, 2007, and 2008 are as follows:

(in thousands)	Employee Separation Costs & Other	Facility Exit Costs & Other	Total
Balance at March 25, 2005	$630	$170	$800
Provision	3,016	135	3,151
Benefit	(204)	(26)	(230)
Payments	(1,790)	(109)	(1,899)
Other (1)	(115)	—	(115)
Balance at March 31, 2006	1,537	170	1,707
Provision (2)	174	4,629	4,803
Benefit	(59)	(9)	(68)
Payments	(1,088)	(126)	(1,214)
Balance at March 30, 2007	564	4,664	5,228
Provision	114	76	190
Benefit	—	(15)	(15)
Payments	(562)	(1,926)	(2,488)
Other (3)	1	288	289
Balance at March 28, 2008	$117	$3,087	$3,204

(1)

Consists of $115,000 in fiscal 2006 of compensation expense for stock options for former executives included in stockholders’ equity.

(2)

Excludes $5.4 million of loss related to leasehold improvements of the vacated former manufacturing facility, which, having occurred when vacated, are not accrued but charged directly to restructure and other costs in the accompanying consolidated statements of operations and comprehensive loss for fiscal 2007.

(3)

Consists primarily of accretion of implied interest on the remaining liability for lease and other exit costs associated with the Company’s former manufacturing facility which is reflected in general and administrative expense in the consolidated statement of operations and comprehensive income (loss).

The balance at March 28, 2008 and March 30, 2007, respectively, includes $1.4 million and $2.3 million classified as other long-term liabilities related to lease and other exit costs for the vacated facility, net of an estimated amount of sublease income. The balance at March 31, 2006 includes $187,000 classified as other long-term liabilities, of which $142,000 related to the fiscal 2006 severance agreement with the Company’s former chief executive officer, and $45,000 related to future payments for a terminated contract.

Note 8.  Income Taxes

Income (loss) before income taxes and the benefit for income taxes consist of the following for fiscal 2008, 2007 and 2006:

(in thousands)	2008	2007	2006
Income (loss) before income taxes:
Domestic	$4,763	$(16,886)	$(29,704)
Foreign	698	184	1,308
Total	$5,461	$(16,702)	$(28,396)
Income tax provision (benefit):
Current:
Federal	$150	$—	$—
State	8	(327)	6
Foreign	3	(181)	(1,167)
	161	(508)	(1,161)
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(1,845)	—	—
	(1,845)	—	—
	$(1,684)	$(508)	$(1,161)

The income tax benefit reconciles to the amount computed by applying the statutory United States federal rate of 35% to income before income taxes as follows:

(in thousands)	2008	2007	2006
Statutory federal tax provision	$1,911	$(5,846)	$(9,939)
Foreign tax rate differential	(241)	(55)	(431)
Reconcile prior year loss carry forwards:
Foreign	86	(680)	—
State	30	(799)	—
Research and development, and manufacturers’ investment credits	1,236	1,048	(187)
Change in valuation allowance	(4,077)	6,574	10,521
Provision (release) of tax contingency reserve	156	(524)	(1,193)
Other	(785)	(226)	68
Income tax benefit	$(1,684)	$(508)	$(1,161)

Deferred tax assets (liabilities) are comprised of the following at March 28, 2008 and March 30, 2007:

(in thousands)	2008	2007
Gross deferred tax assets:
Allowances not currently deductible for tax purposes	$6,020	$5,410
Loss carryforwards	55,938	49,960
Credit carryforwards	11,680	19,143
Depreciation	6,685	6,908
Gross deferred tax assets	80,323	81,421
Deferred tax liabilities:
Intangibles	(4,769)	—
Net deferred tax assets	75,554	81,421
Valuation allowance	(73,552)	(81,421)
Net deferred tax assets	$2,002	$—

The valuation allowance decreased by $7.9 million in fiscal 2008 and increased by $6.6 million in fiscal 2007. The Company’s operating loss carryforwards and credits, which have been offset by the valuation allowance, include $4.7 million of deferred tax benefits associated with stock-based compensation, which will be credited to additional paid-in-capital when realized. The Company has incurred tax losses in the last several fiscal years and, at March 28, 2008, has approximately $152.5 million of federal net operating loss carryforwards and $68.4 million of state operating loss carryforwards available, expiring in the years 2013 through 2028. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During fiscal 2008, the Company determined it more likely than not that a portion of the Company’s foreign net operating loss carryforwards will be realized and the associated valuation allowance in the amount of $2.0 million was reversed. Upon future realization of the deferred tax assets acquired in certain business combinations, $3.7 million of the valuation allowance will be allocated first to reduce goodwill and other non-current intangibles, and then to income tax expense.

As of March 28, 2008, the Company has available federal research and development tax credit carryforwards of approximately $2.2 million expiring in the years 2009 through 2028 and alternative minimum tax credit carryforwards of approximately $2.5 million available indefinitely. At March 28, 2008, state research and development tax credit carryforwards of approximately $10.3 million are also available indefinitely. The Company considers all undistributed earnings of its foreign subsidiaries to be permanently invested in foreign operations. Accordingly, no deferred tax assets or liabilities have been established in this regard.

Current federal and state tax laws include provisions that could limit the annual use of our net operating loss carryforwards in the event of certain defined changes in stock ownership. The Company’s issuance of common and preferred stock could result in such a change.  Accordingly, the annual use of net operating loss carryforwards may be limited by these provisions, and this limitation may result in the loss of carryforward benefits to the extent the above-limit portion expires before it can be used. The Company has determined the extent of the limitation, and the losses reflected in the deferred tax assets include only those losses not subject to limitation.

Effective the beginning of fiscal 2008, the Company adopted the provisions of FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax positions for recognition by determining if the available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be reached upon ultimate settlement. The Company recognized no change in income tax liabilities as a result of adoption. As of the adoption date, the Company had gross unrecognized tax benefits of $8.7 million. A reconciliation of the Company’s changes in uncertain tax positions to March 28, 2008 is as follows:

(in thousands)
Balance, gross uncertain tax positions March 31, 2007	$8,700
Additions to tax positions related to prior years	137
Reductions to tax positions related to prior years	(811)
Additions to tax positions related to current year	150
Settlements	—
Reductions to tax positions related to lapse of statute	—
Balance, gross uncertain tax positions March 28, 2008	$8,176

The amount of tax benefits that would, if recognized, affect the effective tax rate at March 28, 2008 was $574,000, as the Company maintains a full valuation allowance against the remaining uncertain tax benefits. Interest and penalties related to income tax matters are recorded in income tax expense. At March 28, 2008, $111,000 was accrued for interest and penalties related to uncertain tax benefits.

As of March 28, 2008, tax years from 1999 in the U.S. and 2001 in the Company’s primary foreign jurisdictions remain open for examination. Although the timing of resolution and closure of audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next twelve months. The Company currently has no uncertain tax benefits that would be reduced as a result of a lapse of applicable statutes of limitations.

Note 9.  Financing Arrangements

The Company entered into a Business Loan Agreement and Security Agreement (Receivables) with Bank of America in fiscal 2005. The agreement, which has been renewed through October 2008 provides for a $7.0 million line of credit. The line is available both for cash advances and for standby letters of credit and bears interest at the bank’s prime rate (5.25% at March 28, 2008) for cash advances and at prime minus 1% for letters of credit (4.25% at March 28, 2008). The line is secured by the Company’s accounts receivable. The agreement requires immediate repayment of all amounts outstanding if the Company’s cash balance, defined as the sum of unrestricted cash and short and long term investments, declines more than $10.0 million during a quarter or more than $30.0 million during the preceding twelve months. As of March 28, 2008, $548,000 in letters of credit and no cash advances were outstanding.

Note 10.  Contractual Obligations and Commercial Contingencies

Convertible Senior Notes:  In December 2007, the Company issued $85.0 million of 3 ¾% convertible senior notes due December 15, 2014, in a private placement. The notes may be converted by a holder, at its option, into shares of the Company’s common stock initially at a conversion rate of 73.3689 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $13.63 per share of common stock (subject to adjustment in certain events), at any time on or prior to December 15, 2014, unless the notes were previously repurchased. If a holder elects to convert its notes in connection with certain fundamental changes, in certain circumstances the conversion rate will increase by a number of additional shares of common stock upon conversion. Upon conversion, a holder generally will not receive any cash payment representing accrued and unpaid interest, if any. The notes are not redeemable by the Company prior to the stated maturity.

Upon the occurrence of certain fundamental changes including, without limitation, an acquisition of voting control of the Company, the liquidation or dissolution of the Company, or the Company’s common stock ceasing to be traded on a U.S. national securities exchange, a holder may require the Company to purchase for cash all or any part of its notes at a purchase price equal to 100% of the principal amount plus any accrued and unpaid interest (including additional interest, if any) up until, but not including, the fundamental change purchase date.

The notes are unsecured senior obligations, ranking equal in right of payment to all existing and future senior indebtedness, and senior in right of payment to any of existing and future subordinated indebtedness. The notes are effectively subordinated to existing and future secured indebtedness to the extent of the assets securing such indebtedness and structurally subordinated to the claims of all existing and future indebtedness and other liabilities of our subsidiaries.

Redeemable Convertible Subordinated Debentures:    In May 1989, the Company issued $75.0 million of 7 1/4% redeemable convertible subordinated debentures due May 15, 2014, in an underwritten public offering, with net proceeds of $72.8 million. As a result of repurchases, partial calls and conversions during fiscal 1991 through 1999, the outstanding balance of the debentures was $24.7 million at March 28, 2008. Each debenture is convertible at the option of the holder into common stock at $31.50 per share and is redeemable at the option of the Company. The debentures are entitled to a sinking fund which began May 15, 2000, of $3.8 million annually, calculated to retire 70% of the debentures prior to maturity. Any redemption or conversion of the debentures prior to the date of the sinking fund payment will reduce those payments. Previous redemptions have satisfied the sinking fund requirement through May 15, 2012.

The Company did not repurchase any of its debentures in fiscal 2008, 2007 or 2006.

See also Note 17 Financial Instruments Fair Value Disclosure.

Operating Leases:     The Company leases its facilities under operating leases. The minimum future lease commitments for future fiscal years under these leases as of March 28, 2008, were as follows:

(in thousands)	2009	2010	2011	2012	2013	Thereafter	Total
Minimum future operating lease payments	$4,641	$4,564	$4,734	$3,586	$676	$69	$18,270
Less income from subleases							(2,178)
Net minimum operating lease payments							$16,092

Included in the operating lease amounts are payments for vacated facilities in Fremont, California and Canada, of which $2.8 million, representing the discounted value of the lease payments, net of assumed sublease income, is accrued in the restructure liability at March 28, 2008; see Note 7 Restructure and Other.

Rental expense under operating leases was $2.7 million, $4.0 million and $5.0 million for fiscal 2008, 2007 and 2006, respectively. The reduction in fiscal 2008 is due to charging fiscal 2008 lease payments for vacated facilities in Fremont, California against the restructure liability which was established at the end of fiscal 2007.

Contingencies:    The Company enters into agreements from time to time that require it to indemnify the other party against third party claims. These agreements are primarily: (i) agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their duties to the Company and (ii) agreements with customers or alliance partners under which the Company may be required to indemnify them for claims such as those arising from intellectual property infringement, personal injury, or non-performance under the agreement. Because the amount of the obligation in these types of agreements often is not explicitly stated, it is not possible to estimate the maximum potential amount of future payments the Company might be required to make under these indemnity agreements, and no liability has been recorded for such obligations at March 28, 2008. Costs incurred to date related to claims under such indemnification provisions have not been significant.

In the normal course of business, the Company enters into contractual commitments to purchase services, materials, components, and finished goods from suppliers, mainly the Company’s primary contract manufacturer. Under our agreement with our primary contract manufacturer, we maintain a level of control over parts procurement, design, documentation and selection of approved suppliers. We are generally liable for any termination or cancellation of product orders, as well as excess and obsolete material, which can result, for example, from an engineering change, product obsolescence, or inaccurate component forecasting. The agreement also requires us to make deposits on certain purchased raw materials held for greater than 90 days and certain work-in-process items held for greater than 60 days, although the contract manufacture must make efforts to minimize our liability for this inventory, including returning materials to suppliers, canceling orders with suppliers, or using materials to manufacture product for its other customers. At March 28, 2008, our contract manufacturer had approximately 90 to 180 days of inventory related to our products, and we had $600,000 on deposit, which is included in prepaid expenses and other assets. Additional deposits may be required under the terms of the agreement.

Inventory of contract manufacturer:    See Note 1.

License and Development Agreement:    See Note 4.

Product warranty:    See Note 6.

Restructure:    See Note 7.

Litigation:    See Note 18.

Note 11.  Stock-based Compensation

Stock Option and Award Plans:    The Company grants options to purchase shares of its common stock and  awards restricted shares of common stock pursuant to the terms of its 1993 Stock Option Plan and 1997 Stock Option Program (collectively “option plans”). Stock options generally become exercisable ratably over a four-year period and expire after seven to ten years. Options may be granted to officers, employees, directors and independent contractors to purchase common stock at a price not less than 100% of the fair market value at the date of grant.

Restricted stock awards are subject to forfeiture if employment or services are terminated prior to vesting, which generally occurs on a ratable basis over one to two years from the date of grant. Until vested, the shares cannot be transferred, but have the same cash dividend and voting rights as other common stock and are considered as issued and outstanding. The cost of the awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse.

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

Effective the beginning of fiscal 2007, the Company adopted the fair value recognition provisions of SFAS 123R, requiring recognition of the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award rather than apply intrinsic value measurement provisions of APB 25. The Company elected to use the modified prospective transition method as permitted by SFAS 123R and therefore has not restated the financial results for prior periods. Under this transition method, stock-based compensation expense for years beginning with fiscal 2007 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested, as of the beginning of fiscal 2007, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, as adjusted for estimated forfeitures. Stock-based compensation expense for all stock-based compensation awards granted during fiscal 2007 and after is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under SFAS 123R, the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost for grants made under the ESPP. However, since the ESPP was indefinitely suspended in fiscal 2006, no significant compensation expense was recognized upon the adoption of SFAS 123R. The Company recognizes compensation expense for all share-based payment awards granted subsequent to fiscal 2006 on a straight-line basis over the respective requisite service period of the awards. Compensation expense for share-based payment awards granted on or prior to March 31, 2006 but not vested as of March 31, 2006, is recognized on an accelerated basis.

Stock Compensation Expense:    The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations as a result of adopting SFAS 123R:

(in thousands)	2008	2007
Cost of revenue	$342	$136
Sales and marketing	721	257
Research and development	541	285
General and administrative	1,434	534
	$3,038	$1,212

There was no significant stock-based compensation cost capitalized as part of inventory at March 28, 2008 or March 30, 2007. As required by SFAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

Determining Fair Value:

Valuation and Amortization Method:   The Company estimated the fair value of stock options granted during fiscal 2008 and 2007 using the Black-Scholes option-pricing formula and a single option award approach. The fair value is being amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Expected Term:   The Company has estimated the expected term of options granted in fiscal 2008 using vesting periods of awards and historical data such as past experience and post vesting cancellations. During fiscal 2007, the Company derived the expected term of options from the midpoint between the vesting and contractual term, a method described in the SEC’s Staff Accounting Bulletin No. 107 and allowed by the SEC for fiscal periods ending on or before December 2007. The Company believes these calculations provide reasonable estimates of expected life for stock–based awards to employees.

Expected Volatility:   The Company’s computation of expected volatility is based on historical volatility commensurate with the expected term of the options.

Risk-Free Interest Rate:   The risk-free interest rate used in the Black-Scholes option-pricing formula is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term commensurate with the expected term of the options.

Expected Dividend:   The expected dividend assumption is based on the Company’s current expectations about future dividends. The Company does not expect to pay out cash dividends in the foreseeable future.

The weighted average fair value of the Company’s stock option awards granted to employees was $5.52, $3.25, and $1.27, respectively, for fiscal 2008, 2007, and 2006, and was estimated using the following weighted-average assumptions:

	2008	2007	2006
Expected term, in years	5.24	6.08	4.83
Expected volatility	55.36%	63.54%	38.82%
Risk-free interest rate	4.06%	4.64%	4.11%
Expected dividends	—	—	—

The weighted average fair value of the Company’s employee purchase rights under the Employee Stock Purchase Plan was $1.17 for fiscal 2006, and was estimated using the following weighted-average assumptions:

2006
Expected term, in years	0.33
Expected volatility	36.12%
Risk-free interest rate	4.08%
Expected dividends	—

At March 28, 2008, the total compensation cost related to unvested stock-based awards not yet recognized, net of estimated forfeitures, was approximately $7.3 million. The weighted-average period during which the cost will be amortized, which will be adjusted for subsequent changes in estimated forfeitures, was approximately 3.0 years.

Stock Options & Awards Activity:    Activity in the Company’s employee stock plans is summarized below:

	Shares	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Number Vested and Expected to vest at March 28, 2008	Weighted Average Exercise Price
Options outstanding at March 25, 2005	6,824,100	$7.97	4,955,680	$8.37
Granted	1,546,650	$4.64
Exercised	(245,053)	$3.62
Forfeited and expired	(1,877,635)	$8.20
Options outstanding at March 31, 2006	6,248,062	$7.25	5,254,941	$7.72
Granted	936,600	$5.23
Exercised	(680,617)	$5.14
Forfeited and expired	(947,105)	$8.76
Options outstanding at March 30, 2007	5,556,940	$6.91	4,179,792	$7.52
Granted	1,713,509	$10.45
Exercised	(1,780,210)	$7.12
Forfeited and expired	(278,893)	$10.88
Options outstanding at March 28, 2008	5,211,346	$7.79	2,952,000	$6.85	4,575,619	$7.64

At March 28, 2008:
Weighted average remaining contractual term (in years)	6.84		5.09		6.53
Aggregate intrinsic value (in thousands) (1)	$3,463		$2,519		$3,172

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at March 28, 2008, for options outstanding as of that date. The total intrinsic value of stock options exercised for fiscal 2008, fiscal 2007 and fiscal 2006 was $7.1 million, $2.0 million and $300,000, respectively.

The following table summarizes information concerning options outstanding and exercisable as of March 28, 2008:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$2.77	-	$4.10	599,487	6.23	$3.44	439,363	$3.45
$4.16	-	$4.70	643,537	7.30	$4.64	546,401	$4.65
$4.75	-	$6.05	524,323	7.56	$5.51	266,710	$5.54
$6.10	-	$6.91	552,775	6.58	$6.59	440,775	$6.71
$6.94	-	$8.34	553,018	6.04	$7.69	377,033	$7.86
$8.35	-	$9.97	593,109	5.57	$9.37	371,121	$9.17
$10.00	-	$10.69	457,822	3.19	$10.17	422,122	$10.16
$10.75	-	$10.75	604,000	9.06	$10.75	4,000	$10.75
$10.81	-	$11.40	63,100	6.46	$11.04	36,100	$11.08
$11.66	-	$18.38	620,175	9.10	$11.84	48,375	$13.10
$2.77	-	$18.38	5,211,346	6.84	$7.79	2,952,000	$6.85

The following table summarizes information concerning grants of restricted stock:

Restricted Stock Awards:	Shares	Weighted Average Grant Date Fair Value
Nonvested stock at March 31, 2006	—	$—
Granted (including 2,500 shares to a non-employee)	285,600	$3.26
Vested	(104,689)	$3.23
Forfeited and cancelled	(13,376)	$3.22
Nonvested stock at March 30, 2007	167,535	$3.28
Granted	66,500	$7.24
Vested	(135,850)	$3.55
Forfeited and cancelled	(6,376)	$5.79
Nonvested stock at March 28, 2008	91,809	$5.55

During fiscal 2008 and fiscal 2007, 51,000 and 40,000 shares, respectively, of restricted stock were delivered to the Company in payment of $517,000 and $245,000, respectively, of withholding tax obligations arising from the vesting of restricted stock awards. The withholding tax obligations were based upon the fair market value of the Company’s common stock on the vesting dates.

Pro-forma Disclosures:    The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during fiscal 2006:

(in thousands, except per share amounts)	2006
Net loss – as reported	$(27,235)
Add: Stock-based employee compensation included in reported net loss	115
Less: Stock-based compensation expense determined by the fair value method	(2,346)
Net loss – pro forma	$(29,466)
Basic and diluted net loss per share – as reported	$(1.10)
Basic and diluted net loss per share – pro forma	$(1.19)

For purposes of this pro forma disclosure, the value of the options was estimated using the Black-Scholes option-pricing formula and a multiple option award approach and was amortized on an accelerated basis over the respective vesting periods of the awards, with forfeitures recognized as they occurred.

Note 12.  Capital Stock

Stock Repurchase Plan:    In each of fiscal 2008 and fiscal 2006, the Board of Directors approved stock repurchase plans, each for a period of up to twenty-four months. The Company had not repurchased any shares under the 2008 program as of March 28, 2008. Under the 2006 plan, which expired on March 30, 2007, the Company repurchased 737,000 shares at an average price of $5.00 per share during fiscal 2006, and none during fiscal 2007.

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

Under the Rights Agreement, a preferred share purchase right, or “Right”, is attached to each share of common stock. The Rights are exercisable only after a person or group acquires beneficial ownership of 15% or more of the Company’s common stock or commences a tender or exchange offer that would result in 20% or greater of common stock ownership. Each Right initially entitles a stockholder to buy one one-hundredth (1/100) of a share of a new series of participating preferred stock, the Series A Preferred Stock, at an exercise price of $80.00. If the Company is acquired in a merger or other transaction with a person or group, or sells 50% or more of its assets or earning power to such a person or group, each Right not owned by such acquiring person will entitle its holder to obtain, on exercise of the Right, a number of the acquiring company’s common shares having a market value at the time of twice the Right’s then-current exercise price. If a person or group acquires 15% or more of the Company’s outstanding common stock, each Right will entitle its holder to obtain, on exercise of the Right, a number of shares of common stock (or equivalent) having a market value of twice the Right’s then-current exercise price. After a person or group has acquired 15% of the outstanding shares of common stock but before their acquisition of 50% or more of the common stock, the Board of Directors may exchange one share of common stock or equivalent fractions of preferred stock for each Right. The Company can redeem the Rights at $.01 per Right at any time until the tenth day following the acquisition by a person or group of 15% of the Company common stock. The Rights are also redeemable thereafter in certain circumstances. The Rights expire on August 24, 2009, unless earlier redeemed or exchanged.

Note 13.  Income (Loss) Per Share

The following table sets forth the computation of the numerator and denominator used in the computation of basic and diluted net income (loss) per share:

(in thousands, except per share amounts)	2008	2007	2006
Numerator:
Net income (loss)	$7,145	$(16,194)	$(27,235)
Denominator -weighted average shares of common stock outstanding:
For basic income (loss) per share	27,423	25,003	24,725
Effect of dilutive common stock equivalents from stock-based compensation	992	—	—
For diluted income (loss) per share	28,415	25,003	24,725
Basic net income (loss) per share	$0.26	$(0.65)	$(1.10)
Diluted net income (loss) per share	$0.25	$(0.65)	$(1.10)

The denominator for basic net income (loss) per share is the weighted average number of unrestricted common shares outstanding for the periods presented. In periods of net income, the denominator for diluted net income per share also includes potentially dilutive shares, which consist of shares issuable upon the exercise of dilutive stock options and contingently issuable shares. These shares, which totaled 348,000 and 251,000, respectively, for fiscal 2007, and 2006 were excluded from the computations of diluted net loss per share in fiscal 2007 and 2006 as they are anti-dilutive and reduce the loss per share.

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

Note 14.  Significant Customers

In fiscal 2008, ITT Corporation (formerly EDO Corporation), a government system integrator, and SPAWAR, a U.S. defense agency, accounted for 18.4% and 13.5%, respectively, of the Company’s revenue. In fiscal 2007, ITT Corporation and General Dynamics, a government systems integrator, accounted for 21.6% and 13.2%, respectively, of the Company’s revenue. In fiscal 2006, NATO accounted for 10.7% of the Company’s revenue. Excluding aggregate orders from a variety of government agencies, no other single customer accounted for more than ten percent of the Company’s revenue in fiscal 2008, 2007, or 2006.

Sales to the government sector represented 87.5%, 91.1% and 86.1%, of the Company’s revenue in fiscal 2008, 2007, and 2006, respectively.

Note 15.  Segment Information

The Company operates in one reportable segment: the design, development, manufacture and sale of voice and data telecommunications equipment for multi-service networks and associated services used by government organizations, enterprises, and carriers worldwide. The Company follows the requirements of SFAS 131, Disclosures about Segments of an Enterprise and Related Information. The following table presents operating information by geographic territory for fiscal 2008, 2007 and 2006:

(in thousands)	United States	Europe	Other International	Eliminations	Totals
2008
Product	$90,289	$10,831	$1,488	$—	$102,608
Service	11,347	1,945	244	—	13,536
Total revenue	$101,636	$12,776	$1,732	$—	$116,144
Long-lived assets	$60,467	$12	$132	$(29)	$60,582
2007
Product	$67,931	$3,957	$925	$—	$72,813
Service	9,062	1,914	305	—	11,281
Total revenue	$76,993	$5,871	$1,230	$—	$84,094
Long-lived assets	$15,342	$10	$46	$(27)	$15,371
2006
Product	$49,881	$5,849	$982	$—	$56,712
Service	10,508	2,159	389	—	13,056
Total revenue	$60,389	$8,008	$1,371	$—	$69,768
Long-lived assets	$25,013	$40	$96	$(32)	$25,117

In fiscal 2008, 2007, and 2006, the Company’s Promina products accounted for 52.9%, 70.8% and 77.7%, of product revenue, respectively. In fiscal 2008, 2007, and 2006, the VX Series and predecessor products accounted for 29.2%, 20.0% and 8.0% of product revenue, respectively. All other products accounted for less than 10% of product revenue, individually and in the aggregate, for all years presented.

Note 16.  Employee Benefit Plan

The Company has a 401(k) tax-deferred savings plan, whereby eligible employees may contribute a percentage of their eligible compensation. Company contributions are discretionary; including administrative fees, Company expense was $794,000, $569,000 and $475,000 for fiscal 2008, 2007 and 2006, respectively.

Note 17.  Financial Instruments Fair Value Disclosure

The estimated fair values of the Company’s financial instruments at March 28, 2008 and March 30, 2007 were as follows:

(in thousands)	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Short-term investments	$121,412	$121,412	$79,653	$79,653
Liabilities:
Convertible senior notes	$85,000	$66,513	—	—
Convertible subordinated debentures	$24,706	$22,730	$24,706	$22,699

The following methods and assumptions were used in estimating the fair values of financial instruments:

Short-term investments:    Fair values are based on quoted market prices. See Note 3.

Convertible debt:    We have estimated the approximate fair value of these securities using the quoted market price or trade closest to March 28, 2008. See Note 10.

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

The foreign exchange forward contracts require the Company to exchange foreign currencies to U.S. dollars or vice versa, and generally mature in one month or less. As of March 28, 2008 and March 30, 2007, the Company had outstanding foreign exchange forward contracts with aggregate notional amounts of $4.4 million and $6.9 million, respectively, which had remaining maturities of one month or less. As of March 28, 2008, the carrying amount, which was also the estimated fair value of the foreign exchange forward contracts, is based on prevailing financial market information.

Note 18.  Litigation

The Company is the subject of a complaint filed against the Company and eight other defendants on August 16, 2007 by QPSX Developments 5 Pty Ltd., an Australian company, in the U.S. District Court for the Eastern District of Texas. The complaint alleges infringement of a patent relating to support of a plurality of virtual channel connections within a single virtual path in a digital communications network operating in the Asynchronous Transfer Mode (ATM) and seeks an injunction and damages, including attorneys’ fees. The Company has not accrued any amounts related to the claim, as any amounts that might be paid are not reasonably estimable. The Company intends to vigorously defend the complaint.

A subsidiary of the Company, Quintum Technologies, LLC (Quintum) is a party to patent litigation in the U.S. and Germany initiated by Teles AG Informationstechonologien (Teles) prior to the acquisition of Quintum by the Company. The U.S. case, filed by Teles in the United States District Court for the District of Delaware, accuses Quintum of infringing two patents. The two patents at issue are currently pending reexaminations by the U.S. Patent and Trademark Office. In the interim, the lawsuit will proceed simultaneously. A trial schedule has not yet been set, but a calendaring conference is scheduled for July 1, 2008. The Company has prevailed in the case in Germany, but the plaintiff has filed an appeal of the decision. Under the acquisition agreement with Quintum, the Company is indemnified against liabilities related to these matters and will make a claim against an escrow provision for any such liabilities, subject to the amount of the escrow and other conditions.

Quintum has been interpleaded into three lawsuits in Greece by Lexis SA, a former distributor of Quintum products in Greece. The first two lawsuits were filed by one customer of Lexis and the third lawsuit was filed by a second customer of Lexis, each alleging that a set of hardware the customer acquired, incorporating Quintum’s product and a product by another vendor, failed to perform as a system. In each lawsuit, the customer seeks damages from Lexis, and Lexis has interpleaded both Quintum and the other vendor asking both companies to pay to Lexis any amounts that Lexis may be ordered to pay to the respective customers. In the first lawsuit, the customer seeks a refund of amounts paid, totaling €78,215. A hearing took place on January 10, 2008, and the parties are awaiting a judgment. In the second lawsuit, the same customer seeks additional monetary damages, for both real and moral damage suffered, totaling €4,410,718.96. A hearing is scheduled for January 22, 2009. In the third lawsuit, the second customer seeks various monetary damages totaling €2,859,847. A hearing is scheduled for February 12, 2009. The Company has not accrued any amounts related to the claim, as it believes that a negative outcome is not probable.

In addition to the above, the Company is involved in various legal proceedings from time to time that are considered normal to its business. While it is not feasible to predict the ultimate outcome of such proceedings, the Company believes that the ultimate outcome of such proceedings will not have a material adverse effect on its consolidated financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Section 13(a) or Section 15(d), management, under the supervision and with the participation of the chief executive officer (CEO) and chief financial officer (CFO), carried out a review and evaluation of the effectiveness of our disclosure controls and procedures at the end of the period covered by this annual report. Our management, including our CEO and CFO, has concluded that our disclosure controls and procedures are effective as of March 28, 2008.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. However, all internal control systems, no matter how well conceived and implemented, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 28, 2008.

Management’s assessment of the effectiveness of our internal control over financial reporting as of March 28, 2008 excluded the internal control over financial reporting at Quintum Technologies, Inc., which was acquired on December 4, 2007. Quintum was excluded as it was not possible to conduct a full assessment of their internal controls in the period between the acquisition date and the Company’s year end. Furthermore, Quintum’s results of operations for the period subsequent to the acquisition constituted less than 5% each of net and total assets, revenue, and net income of the consolidated financial statements of the Company as of and for the year ended March 28, 2008. Our management will conduct a full evaluation of the effectiveness of internal control over financial reporting of Quintum as required in fiscal 2009.

Our independent registered public accounting firm has audited and issued a report on our internal control over financial reporting, which appears below.

(c) Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Network Equipment Technologies, Inc.

Fremont, California

We have audited the internal control over financial reporting of Network Equipment Technologies, Inc. and subsidiaries (the "Company") as of March 28, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Quintum Technologies, which was acquired on December 4, 2007 and whose financial statements constitute less than 5% each of net and total assets, revenue, and net income of the consolidated financial statements for the Company as of and for the year ended March 28, 2008.  Accordingly, our audit did not include the internal control over financial reporting at Quintum Technologies.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 28, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 28, 2008 of the Company and our report dated May 28, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
May 28, 2008

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

Certain information required by Part III is omitted from this Form 10-K because NET will file its definitive proxy statement (“Proxy Statement”) pursuant to Regulation 14A within 120 days after the end of its fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated by reference into this Part III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding NET’s directors, audit committees and audit committee financial experts is contained in the Proxy Statement in the sections captioned “Directors”, “Director Nomination”, “Board Committees and Meetings” and “Director Independence; Financial Experts” and is incorporated herein by reference.

Information concerning compliance by officers, directors and 10% shareholders of the Company with Section 16 of the Exchange Act of 1934 is contained in the Proxy Statement in the section entitled “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” and is incorporated herein by reference.

Code of Ethics

Our Code of Business Conduct, which covers all directors and employees (including the Chief Executive Officer, Chief Financial Officer and Controller), meets the requirements of the SEC Rules promulgated under Section 406 of the Sarbanes-Oxley Act of 2002 for a code of ethics. The Code of Business Conduct is available free of charge on our Internet website located at www.net.com. In addition, any stockholder who wishes to obtain a printed copy of the Code of Business Conduct should write to: Investor Relations, NET, 6900 Paseo Padre Parkway, Fremont, California 94555-3660. Since adoption of the Code of Business Conduct, our Board has not granted a waiver of any of its provisions for any director or executive officer. Any future waivers or amendments will be disclosed on our Internet website.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding compensation of NET’s Directors and Executive Officers is contained in the Proxy Statement in the sections captioned “Director Compensation” and “Executive Compensation and Related Information” and is incorporated herein by reference.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding transactions with NET’s Directors and Executive Officers is contained in the Proxy Statement in the section captioned “Certain Relationships and Related Transactions” and is incorporated herein by reference.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1. Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of March 28, 2008 and March 30, 2007
Consolidated Statements of Operations for the years ended March 28, 2008, March 30, 2007 and March 31, 2006
Consolidated Statements of Comprehensive Income (Loss) for the years ended March 28, 2008, March 30, 2007 and March 31, 2006
Consolidated Statements of Cash Flows for the years ended March 28, 2008, March 30, 2007 and March 31, 2006
Consolidated Statements of Stockholders’ Equity for the years ended March 28, 2008, March 30, 2007 and March 31, 2006
Notes to Consolidated Financial Statements

2. Index to Consolidated Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes thereto.

Separate financial statements of the Registrant are omitted because the Registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements filed, in the aggregate, do not have a minority equity interest and/or long-term indebtedness to any person outside the consolidated group in an amount which together exceeds 5% of total consolidated assets at March 28, 2008.

3. Exhibits

Exhibit No.	Description	Reference
3.1	Registrant’s Restated Certificate of Incorporation, as amended.	(1)
3.2	Registrant’s Bylaws, as amended.	(2)
4.1	Indenture dated as of May 15, 1989 between Registrant and Morgan Guaranty Trust Company of New York.	(3)
4.2	Rights Agreement dated as of August 15, 1989 between Registrant and Equiserve, formerly The First National Bank of Boston, as amended.	(4)
4.2A	Amendment 3, dated October 2, 2002, to the Rights Agreement filed as Exhibit 4.2, above.	(5)
4.3	Certificate of Designations of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on August 24, 1989 (Exhibit 4.1 in the Registrant’s Form S-8 Registration Statement).	(6)
4.4	Indenture, dated as of December 18, 2007, between Network Equipment Technologies, Inc. and U.S. Bank National Association, as trustee, with related form of 3.75% Senior Convertible Note due 2014.	(7)
4.5	Registration Rights Agreement, dated as of December 18, 2007, between Network Equipment Technologies, Inc. and Bear, Stearns & Co. Inc.	(7)
10.1	Asset Acquisition Agreement dated October 18, 2000, by and among CACI, Inc.-Federal, CACI International Inc, N.E.T. Federal, Inc., and Network Equipment Technologies, Inc. (as Exhibit 10).	(8)
10.14	Form of Director Indemnification Agreement as signed by all Directors of the Company.	(9)
10.15	Form of Officer Indemnification Agreement as signed by all Executive Officers of the Company.	(9)
10.23	Headquarters Facilities – Lease between Ardenwood Corporate Park Associates and Network Equipment Technologies, Inc. dated December 21, 2000.	(10)
10.31*	Registrant’s Amended and Restated 1993 Stock Option Plan, as amended May 16, 2003.	(5)
10.32	Registrant’s Amended and Restated 1997 Stock Option Program, as amended April 16, 2002 (as Exhibit 99.8).	(11)
10.33*	Registrant’s 1998 Employee Stock Purchase Plan, as amended May 16, 2003.	(5)
10.34*	2002 N.E.T. Europe Ltd. Employee Stock Purchase Plan (as Exhibit 99.3).	(12)
10.36	Business Loan Agreement and Security Agreement (Receivables) dated November 29, 2004, between the Company and Bank of America N.A.	(13)
10.36A	Amendment 1, executed October 18, 2005, to Business Loan Agreement and Security Agreement (Receivables) between the Company and Bank of America N.A.	(14)
10.36B	Amendment 2, executed effective October 27, 2006, to Business Loan Agreement and Security Agreement (Receivables) between the Company and Bank of America N.A.	(15)
10.37	Separation Agreement dated August 15, 2005 between the Company and Hubert A. J. Whyte.	(14)
10.39 *	Form of Change of Control Agreement entered into on May 5, 2006 between the Company and each of C. Nicholas Keating, Jr., John F. McGrath, Jr., Talbot Harty and Frank Slattery.	(16)
10.40 *	Fiscal 2007 Compensation Plan for Gary L. Lau, Senior Vice President, Government Sales.	(17)
10.41 *	Form of Retention Bonus Agreement effective July 18, 2006 between each of John F. McGrath, Jr., Vice President and Chief Financial Officer, and Frank Slattery, Vice President and General Counsel.	(17)
10.42 *	Fiscal 2008 Compensation Plan for Gary L. Lau, Senior Vice President, Federal Sales.	(18)
10.43	Agreement and Plan of Merger by and among Network Equipment Technologies, Inc. and certain of its wholly-owned subsidiaries, Quintum Technologies, Inc, and Cheng T. Chen.	(19)
21.1	Subsidiaries of Registrant (as of May 16, 2008).
23.1	Consent of Independent Registered Public Accounting Firm.
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

(2)

Report on Form 8-K (Commission File No. 001-10255), filed on October 30, 2007.

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

(6)

Registration Statement on Form S-8 (Nos. 33-33013 and 33-33063), filed on January 19, 1990.

(7)

Report on Form 8-K (Commission File No. 001-10255), filed on December 20, 2007.

(8)

Quarterly Report on Form 10-Q (Commission File No. 001-10255) for the fiscal quarter ended September 30, 2000, originally filed on November 13, 2000.

(9)

Annual Report on Form 10-K (Commission File No. 001-10255) for the fiscal year ended March 31, 1996, filed on June 21, 1996.

(10)

Annual Report on Form 10-K (Commission File No. 001-10255) for the fiscal year ended March 30, 2001, filed on June 28, 2001.

(11)

Annual Report on Form 10-K (Commission File No. 001-10255) for the fiscal year ended March 29, 2002, filed on June 14, 2002.

(12)

Registration Statement on Form S-8 (No. 333-101962), filed on December 18, 2002.

(13)

Quarterly Report on Form 10-Q (Commission File No. 001-10255) for the fiscal quarter ended December 24, 2004, filed on February 2, 2005.

(14)

Quarterly Report on Form 10-Q (Commission File No. 001-10255) for the fiscal quarter ended September 30, 2005, filed on November 9, 2005.

(15)

Annual Report on Form 10-K (Commission File No. 001-10255) for the fiscal year ended March 30, 2007, filed on May 25, 2007.

(16)

Report on Form 8-K (Commission File No. 001-10255), filed on May 11, 2006.

(17)

Quarterly Report on Form 10-Q (Commission File No. 001-10255) for the fiscal quarter ended June 30, 2006, filed on August 8, 2006.

(18)

Quarterly Report on Form 10-Q (Commission File No. 001-10255) for the fiscal quarter ended June 29, 2007, filed on August 8, 2007.

(19)

Quarterly Report on Form 10-Q (Commission File No. 001-10255) for the fiscal quarter ended September 28, 2007, filed on November 7, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK EQUIPMENT TECHNOLOGIES, INC. (Registrant)
Date: May 28, 2008	By: /s/ C. NICHOLAS KEATING, JR. C. Nicholas Keating, Jr., President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ C. NICHOLAS KEATING, JR. C. Nicholas Keating, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	May 28, 2008
/s/ JOHN F. MCGRATH, JR. John F. McGrath, Jr.	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 28, 2008
/s/ DIXON R. DOLL Dixon R. Doll	Chairman of the Board	May 28, 2008
/s/ FREDERICK D. D’ALESSIO Frederick D. D’Alessio	Director	May 28, 2008
/s/ DAVID R. LAUBE David R. Laube	Director	May 28, 2008

NETWORK EQUIPMENT TECHNOLOGIES, INC.

SCHEDULE II

Valuation and Qualifying Accounts

(In thousands) Description	Balance at beginning of period	Acquired through business combination	Charged to costs and expenses	Charged to other accounts		Deduction/ write-offs	Balance at end of period
For the year ended March 31, 2006:
Allowance for doubtful accounts and sales returns	$231	$—	$133	$141	(1)	$(369)	$136
For the year ended March 30, 2007:
Allowance for doubtful accounts and sales returns	$136	$—	$13	$52	(1)	$(162)	$39
For the year ended March 28, 2008:
Allowance for doubtful accounts and sales returns	$39	$401	$78	(27)	(1)	(39)	$452

(1)  Amount represents additions or deductions to accounts receivable allowances representing sales return reserve that were charged or credited primarily to revenue.