Form 10-Q
period 2008-06-27
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2008-08-06
CIK 752431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒

Quarterly Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934
For the quarterly period ended June 27, 2008.

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
☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,  accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐        Accelerated filer ☒        Non-accelerated filer ☐      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
☐ Yes  ☒ No

The number of shares outstanding of the registrant's Common Stock, par value $.01, as of July 25, 2008 was 29,387,000.

NETWORK EQUIPMENT TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited — in thousands, except par value)

	June 27, 2008	March 28, 2008
Current assets:
Cash and cash equivalents	$28,161	$44,246
Short-term investments	122,751	121,412
Accounts receivable, net of allowances of $452 at June 27, 2008 and March 28, 2008	8,324	23,174
Inventories	8,577	9,986
Prepaid expenses and other assets	11,177	8,031
Total current assets	178,990	206,849
Property and equipment, net	8,927	9,459
Goodwill	27,441	27,441
Purchased intangible assets, net	13,070	13,876
Other assets	10,820	11,708
Total assets	$239,248	$269,333
Current liabilities:
Accounts payable	$6,121	$9,968
Accrued liabilities	15,447	17,821
Total current liabilities	21,568	27,789
Long-term liabilities:
3 ¾% convertible senior notes	72,535	85,000
7 ¼% redeemable convertible subordinated debentures	24,706	24,706
Other long-term liabilities	5,362	6,295
Total long-term liabilities	102,603	116,001
Commitments and contingencies – Note 12
Stockholders’ equity:
Preferred stock ($0.01 par value; 5,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 50,000 shares authorized; 29,387 and 29,248 shares outstanding at June 27, 2008 and March 28, 2008)	293	292
Additional paid-in capital	242,453	241,171
Treasury stock	(8,699)	(7,842)
Accumulated other comprehensive income	51	1,105
Accumulated deficit	(119,021)	(109,183)
Total stockholders’ equity	115,077	125,543
Total liabilities and stockholders’ equity	$239,248	$269,333

See accompanying notes to condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited — in thousands, except per share amounts)

	Three Months Ended
	June 27, 2008	June 29, 2007
Revenue:
Product	$12,039	$22,991
Service	3,535	3,350
Total revenue	15,574	26,341
Costs of revenue:
Cost of product	9,356	9,508
Cost of service	3,673	2,905
Total cost of revenue	13,029	12,413
Gross margin	2,545	13,928
Operating expenses:
Sales and marketing	5,748	4,536
Research and development	6,307	6,050
General and administrative	3,791	2,691
Restructure and other costs	242	1
Total operating expenses	16,088	13,278
Income (loss) from operations	(13,543)	650
Interest income	1,212	1,148
Interest expense	(1,317)	(456)
Gain on extinguishment of debt	3,714	—
Other income (expense), net	113	(21)
Income (loss) before taxes	(9,821)	1,321
Income tax provision	17	58
Net income (loss)	$(9,838)	$1,263
Basic and diluted net income (loss) per share	$(0.34)	$0.05
Common and common equivalent shares:
Basic	28,884	26,270
Diluted	28,884	27,338
Condensed Consolidated Statements of Comprehensive Income (Loss):
Net income (loss)	$(9,838)	$1,263
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	150	212
Gross unrealized holding losses on available-for-sale securities	(1,140)	(169)
Reclassification of recognized transactions	(65)	(2)
Comprehensive income (loss)	$(10,893)	$1,304

See accompanying notes to condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited — in thousands)

	Three Months Ended
	June 27, 2008	June 29, 2007
Cash and cash equivalents at beginning of period	$44,246	$10,479
Cash flows from operating activities:
Net income (loss)	(9,838)	1,263
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	2,073	1,394
Loss on disposition of property and equipment	—	62
Stock-based compensation expense	1,219	457
Excess tax benefit from stock-based compensation expense	—	(51)
Gain on extinguishment of debt	(3,714)	—
Changes in assets and liabilities:
Accounts receivable	14,850	3,430
Inventories	1,409	(3,432)
Prepaid expenses and other assets	(2,929)	(1,208)
Accounts payable	(3,847)	1,894
Accrued liabilities	(3,349)	(2,377)
Net cash provided by (used in) operating activities	(4,126)	1,432
Cash flows from investing activities:
Purchase of short-term investments	(17,586)	(20,898)
Proceeds from sales and maturities of short-term investments	15,042	15,449
Payment for license and development arrangement	—	(1,250)
Purchases of property and equipment	(408)	(1,310)
Net cash used in investing activities	(2,952)	(8,009)
Cash flows from financing activities:
Issuance of common stock	44	7,651
Repurchase of common stock	(859)	(136)
Repurchase of 3¾ % convertible senior notes	(8,342)	—
Excess tax benefit from stock-based compensation	—	51
Net cash provided by (used in) financing activities	(9,157)	7,566
Effect of exchange rate changes on cash	150	212
Net increase (decrease) in cash and cash equivalents	(16,085)	1,201
Cash and cash equivalents at end of period	$28,161	$11,680

Other cash flow information:
Cash paid during the period for:
Interest	$2,548	$896
Non-cash investing activities:
Net unrealized loss on available-for-sale securities	(1,205)	(171)
Investment in license and development	—	1,250

See accompanying notes to the condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements

Note 1.  Description of Business and Summary of Significant Accounting Policies

Nature of Business:    Network Equipment Technologies, Inc. (the Company or NET) is a global provider of voice and data telecommunications equipment for multi-service networks requiring high degrees of versatility, interoperability, security and performance. NET offers an array of products purpose-built for mixed-service, multi-protocol networks; bandwidth-sensitive site communications; high performance, security-sensitive transmissions; and converged communications. NET’s NX (network exchange), VX (voice exchange), and Tenor products, acquired as part of the acquisition of Quintum Technologies, Inc. (Quintum), enable interoperability and integration with existing networks for migration to secure internet protocol (IP)-based voice and data communications. NET was founded in 1983.

Significant Accounting Policies:  The unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated balance sheet as of March 28, 2008 was derived from the Company’s audited consolidated financial statements.

The Company’s fiscal year ends on the last Friday in March. In most years, the fiscal year is 52 weeks, with each quarter comprised of thirteen weeks, which allows comparability of quarter over quarter results. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position as of June 27, 2008, the results of operations for the three months ended June 27, 2008 and June 29, 2007, and the cash flows for the three months ended June 27, 2008 and June 29, 2007.

These financial statements should be read in conjunction with the March 28, 2008 audited consolidated financial statements and notes thereto. The results of operations for the three months ended June 27, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending March 27, 2009 or any future period.

Recently Issued Accounting Standards:    In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“SFAS”) 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure of fair value measurements. SFAS No. 157 is applied under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The Company adopted the provisions of SFAS No. 157 effective as of the beginning of fiscal 2009, except for certain nonfinancial assets and liabilities for which the effective date has been deferred by one year in accordance with FASB Staff Position No. 157-2, “Effective Date of FASB Measurement No. 157.” The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s condensed consolidated financial statements. See Note 4 of Notes to the Condensed Consolidated Financial Statements. The major categories of the remaining assets and liabilities that are measured at fair value on a non-recurring basis, for which the Company has not applied the provisions of SFAS No. 157, are as follows: goodwill, purchased intangibles, accrued restructure cost and convertible debt. The Company is currently in the process of assessing the impact the adoption of SFAS No. 157 will have on its consolidated financial statements and related disclosures for the remaining assets and liabilities, effective March 28, 2009.

In February 2007, the FASB issued FASB Statement No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”. Under SFAS No. 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings and disclosed. SFAS No. 159 was effective for the Company beginning in the first quarter of fiscal 2009. The Company currently does not have any instruments for which it has elected the fair value option. Therefore, the adoption of SFAS No. 159 has not affected the Company’s consolidated financial position, results of operations or cash flows.

With the exception of the recently issued accounting standards discussed above, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended June 27, 2008, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2008, that are of significance, or potential significance to the Company.

Note 2.  Business Combinations

On December 4, 2007, the Company completed the acquisition of Quintum Technologies, Inc., a Delaware corporation (Quintum) pursuant to the terms of the Agreement and Plan of Merger entered into on October 22, 2007.

Pro forma financial information:  The unaudited financial information in the table below summarizes the combined results of operations of NET and Quintum, on a pro forma basis, as though the companies had been combined as of the beginning of fiscal 2008. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented. The pro forma financial information for the period presented also includes the purchase accounting adjustments on historical Quintum net assets, amortization charges from acquired intangible assets, adjustments to stock compensation expense, adjustments to interest income and expense, and related tax effects. The unaudited pro forma financial information for the three months ended June 29, 2007 combines the results for NET for the three months ended June 29, 2007 with the historical results for Quintum for the three months ended June 30, 2007. The following table summarizes the pro forma financial information:

(in thousands, except per share amounts)	Three Months Ended June 29, 2007
Total revenue	$30,322
Net loss	$(1,939)
Basic and diluted net loss per share	$(0.07)

Note 3. Purchased Intangible Assets and Goodwill

The following table lists the purchased intangible assets acquired as part of the Quintum acquisition, their estimated useful lives, accumulated amortization, and net book value at June 27, 2008:

(in thousands)	Gross Purchased Intangible Asset	Estimated Useful Life (in Years)	Accumulated Amortization	Net Purchased Intangible Asset
Trademark	$1,050	5	$(123)	$927
Customer list	6,800	7	(929)	5,871
Technology	7,100	5	(828)	6,272
	$14,950		$(1,880)	$13,070

In connection with the purchase of Quintum, the Company recorded goodwill in the amount of $27.4 million. The value of goodwill is evaluated at least annually, at the beginning of the Company’s fiscal fourth quarter, and whenever events or changes in circumstances indicate that the carrying value of goodwill may be impaired. As of June 27, 2008 the Company believes goodwill is not impaired.

The estimated future amortization expense of purchased intangible assets acquired as part of the Quintum acquisition as of June 27, 2008 is as follows:

(in thousands, per fiscal period)	Amount
Second, third and fourth quarters of fiscal 2009	$2,341
2010	2,909
2011	2,672
2012	2,479
Thereafter	2,669
$13,070

Note 4. Financial Instruments

Effective March 29, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements which defines fair value, establishes a framework for measuring fair value, and expands disclosure of fair value measurements. SFAS No. 157 is applied under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  SFAS No. 157 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. The Company adopted the provisions of SFAS No. 157 effective as of the beginning of fiscal 2009, except for certain nonfinancial assets and liabilities for which the effective date has been deferred by one year in accordance with FASB Staff Position No. 157-2, “Effective Date of FASB Measurement No. 157.” The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s condensed consolidated financial statements.

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.  The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The following table summarizes the financial assets and liabilities of the Company measured at fair value on a recurring basis in accordance with SFAS No. 157:

(in thousands)		Fair Value Measurements at June 27, 2008 Using
	Balance as of June 27, 2008	Level 1	Level 2	Level 3
Assets:
Money market funds(1)	$22,345	$22,345	$—	$—
U.S. government and municipalities(2)	92,758	92,758	—	—
Corporate notes and bonds(2)	13,509	13,509	─	—
Other debt securities(2)	16,484	9,163	7,321	—
Foreign currency derivatives(3)	123	—	123	—
Total	$145,219	$137,775	$7,444	$—

Liabilities:
Foreign currency derivatives(4)	$76	$—	$76	$—
Total	$76	$—	$76	$—

(1)

Included in cash and cash equivalents on the Company’s condensed consolidated balance sheet.

(2)

Included in short-term investments on the Company’s condensed consolidated balance sheet.

(3)

Included in other assets on the Company’s condensed consolidated balance sheet.

(4)

Included in accrued liabilities on the Company’s condensed consolidated balance sheet.

Derivative financial instruments are limited to foreign exchange contracts which the Company enters into to hedge certain balance sheet exposures and intercompany balances against future movement in foreign exchange rates. The Company’s primary net foreign currency exposures are in Japanese yen, Euros, and British pounds. The fair value of the Company’s derivative instruments is determined using pricing models based on current market rates.

Note 5. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs. Inventories consisted of the following:

(in thousands)	June 27, 2008	March 28, 2008
Purchased components	$7,502	$8,537
Finished goods	1,075	1,449
	$8,577	$9,986

Under the Company’s agreement with its primary contract manufacturer, the Company maintains a level of control over parts procurement, design, documentation, and selection of approved suppliers. The Company is generally liable for any termination or cancellation of product orders, as well as excess and obsolete material, which can result, for example, from an engineering change, product obsolescence, or inaccurate component forecasting. The agreement also requires the Company to make deposits on certain purchased raw materials held for greater than 90 days and certain work-in-process items held for greater than 60 days, although the contract manufacturer must make efforts to minimize the Company’s liability for this inventory, including returning materials to suppliers, canceling orders with suppliers, or using materials to manufacture product for its other customers. Raw material and in-process inventories that are unused and have been held for more than nine months require the Company to take ownership, or, at a minimum, pay a management fee assuming there is future forecasted demand for those inventories. Further, if anticipated demand for inventories does not materialize in future periods, the Company will be required to take ownership of those associated inventories. This activity may increase the Company’s owned inventories in the future.

At June 27, 2008, the contract manufacturer held approximately $13.0 million to $14.0 million of inventory related to the Company’s products, and the Company had $5.0 million on deposit, which is included in prepaid expenses and other assets in the condensed consolidated balance sheets.

During the first quarter of fiscal 2009, the Company evaluated its inventory, including inventory held by its contract manufacturer and the amount on deposit. As a result of this evaluation, the Company recorded a charge of approximately $2.0 million to cost of goods sold.

Note 6. Income (Loss) Per Share

The following table sets forth the computation of the numerator and denominator used in the computation of basic and diluted net income (loss) per share:

(in thousands, except per share amounts)	Three Months Ended
	June 27, 2008	June 29, 2007
Numerator:
Net income (loss)	$(9,838)	$1,263
Denominator-weighted average shares of common stock outstanding:
Shares used to compute basic net income (loss) per share	28,884	26,270
Effect of dilutive common stock equivalents from stock-based compensation	—	1,068
Shares used to compute diluted net income (loss) per share	28,884	27,338
Basic and diluted net income (loss) per share	$(0.34)	$0.05

The denominator for basic net income (loss) per share is the weighted average number of unrestricted common shares outstanding for the periods presented. In periods of net income, the denominator for diluted net income per share also includes potentially dilutive shares, which consist of shares issuable upon the exercise of dilutive stock options and contingently issuable shares. These shares, which are excluded from the computations of diluted net loss per share as they are anti-dilutive and reduce the loss per share, totaled 244,000 for the three months ended June 27, 2008.

There are 5,322,000 shares of common stock issuable upon conversion of the 3¾% convertible senior notes and 784,000 shares of common stock issuable upon conversion of the 7¼% redeemable convertible subordinated debentures. These shares and the related effect of the accrued interest on the 3¾% convertible senior notes and the 7¼% redeemable convertible subordinated debentures are excluded from the calculation of diluted income (loss) per share for each period presented, as their inclusion would have been anti-dilutive.

Note 7.  Restructure and Other Costs

The net restructure cost of $242,000 for the three months ended June 27, 2008 relates to a charge for employee separation costs. The net restructure cost of $1,000 for the three months ended June 29, 2007 relates to adjustments to prior restructurings.

The liability for restructuring was $2.9 million at June 27, 2008. Components of accrued restructure costs and changes in accrued amounts related to restructuring during fiscal 2009 are as follows:

(in thousands)	Employee Separation Costs & Other	Lease Write-offs, Office Closure Costs & Other	Total
Balance at March 28, 2008	$117	$3,087	$3,204
Provision	242	—	242
Payments	(251)	(352)	(603)
Other	—	41	41
Balance at June 27, 2008	$108	$2,776	$2,884

The balance at June 27, 2008 and March 28, 2008 includes $1.3 million and $1.4 million, respectively, classified as other long-term liabilities related to lease and other exit costs for the vacated facility, net of an estimated amount of sublease income.

Note 8.  License and Development Agreement

In October 2005, the Company entered into a license and development agreement with a third-party technology supplier, under which the Company acquired a license to manufacture and distribute the supplier’s high-speed networking platform. In June 2007, the agreement was amended to include an additional, more advanced, platform. Under the 2005 agreement and the 2007 amendment, each party agreed to perform development and other activities to bring new products to market and the Company obtained certain rights to market these products. Under the 2005 agreement, the Company paid $3.0 million in license and development fees and capitalized the amount in other assets in the accompanying condensed consolidated balance sheets. The Company began amortizing this amount in the second half of fiscal 2007 concurrent with the sale of the initial platform. The net book value of these license and development fees at June 27, 2008 was $1.4 million. Amortization of $253,000 and $337,000 was recorded for the three months ended June 27, 2008 and June 29, 2007, respectively.

Under the 2007 amendment, the Company has agreed to pay an additional $5.0 million in four equal installments to the supplier for the advanced platform and an extended exclusive right to market. The first two installments were paid in fiscal 2008, and the remaining two will be due at separate future dates dependent upon the supplier’s delivery of future enhancements of the advanced platform. The Company has determined that the right to market, as amended, has a value separate from the prepaid license fee, and has allocated the $5.0 million between the two components, based on their fair value, with $1.7 million allocated to the right to market, and $3.3 million allocated to prepaid license fees. These amounts will be amortized over the estimable life of each component. At June 27, 2008, of the $2.5 million representing the first two installments, $800,000 for the right to market and $1.7 million for the prepaid license fee have been capitalized in other assets in the accompanying condensed consolidated balance sheets, with no amortization to date.

In addition to these payments, the Company is obligated to pay royalties on sales of the products, which began in the second half of fiscal 2007. These royalties totaled none and $217,000 for the three months ended June 27, 2008 and June 29, 2007, respectively.

The supplier also serves as a reseller of the platform and the parties have made occasional purchases from and sales to each other of inventory components and pre-production units.  No such transactions occurred during the three months ended June 27, 2008 and June 29, 2007. No amounts were due to or from the supplier at June 27, 2008.

The Company’s President and CEO served as a member of the board of directors of the supplier through March 2007.

Note 9.  Warranty Accruals

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

Components of the warranty accrual, which is included in accrued liabilities in the accompanying condensed consolidated balance sheets, were as follows:

(in thousands)	Three Months Ended
	June 27, 2008	June 29, 2007
Balance at beginning of period	$98	$62
Charges to cost of goods sold	4	30
Charges to warranty accrual	(6)	(13)
Other adjustments (1)	(24)	(47)
Balance at end of period	$72	$32

(1) Adjustments result from changes in warranty cost estimates related to labor costs to repair products and frequency of warranty claims.

Note 10.  Income Taxes

The Company recorded a tax provision of $17,000 for the three months ended June 27, 2008 primarily related to its international operations. The Company recorded a tax provision of $58,000 for the three months ended June 29, 2007 primarily for U.S. federal alternative minimum tax as well as minimum taxes in various jurisdictions.

Note 11.  Financing Arrangements

The Company entered into a Business Loan Agreement and Security Agreement (Receivables) with Bank of America in fiscal 2005. The agreement, which has been renewed through October 2008, provides for a $7.0 million line of credit. The line is available both for cash advances and for standby letters of credit and bears interest at the bank’s prime rate (5.00% at June 27, 2008) for cash advances and at prime minus 1% for letters of credit (4.00% at June 27, 2008). The line is secured by the Company’s accounts receivable. The agreement requires immediate repayment of all amounts outstanding if the Company’s cash balance, defined as the sum of unrestricted cash and short and long term investments, declines by more than $10.0 million during a quarter or by more than $30.0 million during the preceding twelve months. At June 27, 2008, $548,000 in letters of credit and no cash advances were outstanding. In May 2008, the line of credit terms were modified to exempt up to $10.0 million in repurchases of the Company’s common stock, and up to $20.0 million in repurchases of its 3¾% convertible senior notes from the calculation of cash balance changes. The term of this modification is through September 26, 2008.

Note 12.  Contractual Obligations and Commercial Contingencies

3¾% Convertible Senior Notes: In December 2007, the Company issued $85.0 million of 3¾% convertible senior notes due December 15, 2014, in a private placement. The notes may be converted by a holder, at its option, into shares of the Company’s common stock initially at a conversion rate of 73.3689 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $13.63 per share of common stock (subject to adjustment in certain events), at any time on or prior to December 15, 2014, unless the notes were previously repurchased. If a holder elects to convert its notes in connection with certain fundamental changes, in certain circumstances the conversion rate will increase by a number of additional shares of common stock upon conversion. Upon conversion, a holder generally will not receive any cash payment representing accrued and unpaid interest, if any. The notes are not redeemable by the Company prior to the stated maturity.

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

The notes are unsecured senior obligations, ranking equal in right of payment to all existing and future senior indebtedness, and senior in right of payment to any existing and future subordinated indebtedness. The notes are effectively subordinated to existing and future secured indebtedness to the extent of the assets securing such indebtedness and structurally subordinated to the claims of all existing and future indebtedness and other liabilities of the Company’s subsidiaries.

In May and June of 2008, the Company repurchased and retired $12.5 million principal amount of outstanding 3¾% convertible senior notes in privately negotiated transactions. The Company recorded a net gain on extinguishment of debt of approximately $3.7 million, consisting of a $4.1 million gain resulting from the repurchase of debt at below principal, partially offset by a $409,000 write-off of unamortized deferred financing costs related to the repurchased debt. The net gain on these transactions was recorded as non-operating income.

Contingencies: In the normal course of business, the Company enters into contractual commitments to purchase services, materials, components, and finished goods from suppliers, mainly its primary contract manufacturer. Under the agreement with the primary contract manufacturer, the Company may incur certain liabilities, as described in Note 5 above.

The Company’s other contractual obligations and contingencies decreased approximately $15.5 million from March 28, 2008 due in large part to the early extinguishment of a portion of the Company’s 3¾% convertible senior notes.

Note 13.  Stock-based Compensation

Stock Option and Award Plans:    The Company grants options to purchase shares of its common stock and is authorized to award restricted shares of common stock pursuant to the terms of its 1993 Stock Option Plan and 1997 Stock Option Program (collectively “equity plans”). Stock options generally become exercisable ratably over a four-year period and expire after seven to ten years. Options may be granted to officers, employees, directors and independent contractors to purchase common stock at a price not less than 100% of the fair market value at the date of grant.

Restricted stock awards granted under the equity plans are independent of option grants and are subject to restrictions. Awards issued during fiscal 2007 and 2008 are subject to forfeiture if employment or services are terminated prior to the release of restrictions, which occurs on a ratable basis over one to two years from the date of grant. Until the restriction is released, the shares cannot be transferred. These shares have the same cash dividend and voting rights as other common stock and are considered as issued and outstanding. The cost of the awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse.

Stock Compensation Expense:    In accordance with the provisions of SFAS No. 123(R), “Share Based Payment,” the Company recorded stock-based compensation expense as follows:

(in thousands)	Three Months Ended
	June 27, 2008	June 29, 2007
Cost of revenue	$163	$56
Sales and marketing	304	117
Research and development	274	76
General and administrative	478	208
	$1,219	$457

The fair value of the Company’s stock option awards granted to employees was estimated using the following weighted-average assumptions:

	Three Months Ended
	June 27, 2008	June 29, 2007
Expected term, in years	5.14	5.24
Expected volatility	59.5%	55.6%
Risk-free interest rate	3.36%	4.92%
Expected dividends	—	—
Weighted average fair value	$2.57	$5.80

Note 14.  Stock Repurchase Plan

In the fourth quarter of fiscal 2008, the Board of Directors approved a stock repurchase plan for a period of up to twenty-four months. The Company had not repurchased any shares under the 2008 program as of March 28, 2008. In the first quarter of fiscal 2009 the Company repurchased 169,000 shares at an average price of $4.59 per share for a total price of $776,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the condensed consolidated financial statements included in this Form 10-Q and Part II of our Form 10-K for the fiscal year ended March 28, 2008. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. A forward-looking statement may contain words such as “plans,” “hopes,” “believes,” “estimates,” “will,” “continue to,” “expect to,” “anticipate that,” “to be,” or “can affect.” Forward-looking statements are based upon management expectations, forecasts and assumptions that involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Many factors may cause actual results to vary including, but not limited to, the factors discussed in this Form 10-Q and our most recently filed Form 10-K. The Company expressly disclaims any obligation or undertaking to revise or publicly release any updates or revisions to any forward-looking statement contained in this Form 10-Q except as required by law. Investors should carefully review the risk factors described in this Form 10-Q and our most recently filed Form 10-K, along with other documents the Company files from time to time with the Securities and Exchange Commission (SEC).

Our Business

We are a global provider of voice and data telecommunications equipment for multi-service networks requiring high degrees of versatility, interoperability, security and performance. We offer an array of products purpose-built for mixed-service, multi-protocol networks; bandwidth-sensitive site communications; high performance, security-sensitive transmissions; and converged communications. Our NX (network exchange), VX (voice exchange), and Tenor products, acquired as part of our acquisition of Quintum Technologies, Inc. (Quintum), enable interoperability and integration with existing networks for migration to secure internet protocol (IP)-based voice and data communications. We were founded in 1983.

Critical Accounting Policies and Estimates

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

Long-lived Assets:    The carrying value of long-lived assets, including goodwill and other intangibles, is evaluated at least annually and whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. The carrying value of goodwill at a minimum is evaluated for impairment by applying a fair value-based test. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset including disposition are less than the carrying value of the asset. An impairment is measured as the amount by which the carrying value exceeds the fair value. Such losses were not significant for the periods presented. Intangible assets that have finite useful lives greater than a year, consisting primarily of purchased technology and rights to use technologies, trademark, customer list, and patents, are amortized over their estimated useful lives.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In the first quarter of fiscal 2009, while the Company’s long term business projections did not change, the Company experienced a decline in its market capitalization due to decreased revenue in the first quarter of fiscal 2009 resulting from a delay in certain government programs.  The Company believes that this decline in market capitalization is temporary and has not been sustained for a long enough period of time to warrant an impairment review of the goodwill and other intangible assets recorded as a result the acquisition of Quintum approximately seven months ago.  The Company will continue to monitor its expected performance and its market capitalization and will perform an impairment analysis of its intangible assets whenever events and circumstances indicate that the carrying value of the intangible assets may be impaired.  This may result in a material non-cash charge in the future.

Other than those described above, there have been no significant changes to our policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended March 28, 2008.

Recent Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements for recent accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements.

Results of Operations

The following table sets forth selected data derived from our condensed consolidated statements of operations expressed as a percentage of revenue for the periods presented:

	Three Months Ended
	June 27, 2008	June 29, 2007
Percent of revenue
Product	77.3%	87.3%
Service	22.7	12.7
Total revenue	100.0	100.0

Product gross margin	22.3	58.6
Service gross margin	(3.9)	13.3
Total gross margin	16.3	52.9

Sales and marketing	36.9	17.2
Research and development	40.5	23.0
General and administrative	24.3	10.2
Restructure and other costs	1.6	0.0
Total operating expenses	103.3	50.4
Income (loss) from operations	(87.0)	2.5

Interest income (expense), net	(0.7)	2.6
Gain on extinguishment of debt	23.8	—
Other income (expense), net	0.8	(0.1)
Income (loss) before taxes	(63.1)	5.0
Income tax provision	0.1	0.2
Net income (loss)	(63.2)%	4.8%

Overview and Highlights

Note: Unless otherwise noted, all references to “2009” refer to the first quarter of fiscal 2009 and all references to “2008” refer to the comparable prior period, that is, the first quarter of fiscal 2008. Also, unless otherwise noted, all references to “shifts”, “increases” or “decreases” refer to the current fiscal 2009 period as compared to the prior year fiscal 2008 period.

Total revenue of $15.6 million was 40.9% lower than in 2008. The decrease in total revenue was due to lower product revenue, particularly revenue from government customers. Orders from government customers were lower than expected largely due to delays in program spending.

Our sales to the government sector continue to account for a majority of our revenue yet such sales declined substantially. Revenue from government customers declined to 64.6% as a percent of total revenue from 93.4% in 2008 and 87.5% for the full fiscal year 2008. The percentage shift in 2009 was principally due to lower sales to government customers and, to a lesser extent, to the effect of the acquisition of Quintum, which sells primarily to commercial customers.

Sales of voice-over-IP (VoIP) platforms to government and non-government customers contributed approximately 54.0% of product revenue. Our VX Series is a VoIP platform with advanced network control and security features. In addition to secure voice applications for the government, the VX Series platform provides enterprise customers with telephony integration for unified communications and unified messaging. In the third quarter of fiscal 2008, we augmented our VoIP product portfolio with the acquisition of Quintum and its Tenor product line.

We retired $12.5 million of convertible debt. We used $8.3 million of cash to repurchase some of our 3¾% convertible senior notes at a discount. We also bought back $859,000 of common stock, mostly through open-market purchases under a buy-back program and also through direct purchases from employees to satisfy tax withholdings on the vesting of restricted stock.

We expect our mix of product sales and our sector mix to fluctuate quarter to quarter, as our customers continue to move to IP-based communications. Spending by government customers is dependent on the size of budget allocations and, particularly in our fiscal third quarter, the timely passage of the annual federal budget. Sales to our government customers may fluctuate on a quarterly or annual basis, based upon the timing of programs and budgets. The following table shows product revenue from our Promina product and VoIP platforms as well as total revenue from our government customers:

(in thousands)	Three Months Ended
	June 27, 2008	June 29, 2007
Promina product revenue	$5,099	$13,245
% of product revenue	42.4%	57.6%
VoIP platform product revenue	$6,505	$6,206
% of product revenue	54.0%	27.0%
Revenue from government customers	$10,062	$24,596
% of total revenue	64.6%	93.4%

Revenue

(in thousands)	Three Months Ended
	June 27, 2008	June 29, 2007	Change
Product	$12,039	$22,991	(47.6)%
Service	3,535	3,350	5.5
Total revenue	$15,574	$26,341	(40.9)%

Total revenue in 2009 was significantly lower than in 2008 due principally to lower than expected orders from government customers. The federal government supplemental defense and communications budgets continued to get pushed out in 2009 and funding for specific programs was delayed. Revenue from government customers decreased 59% compared to 2008. Revenue from our commercial customers in 2009 increased $3.8 million, compared to 2008. This increase was driven by $4.0 million of commercial VoIP product revenue and a slight increase in international commercial revenue, offset by a decrease of $321,000 in revenue from commercial customers in North America.

Product revenue decreased primarily due to the shortfall in government customer orders. Product revenue was lower than in the comparable prior period for all product lines, excluding Quintum products, for which there was no comparative data for the first quarter of fiscal 2008 as we acquired Quintum late in the third quarter of fiscal 2008.

Service revenue increased slightly in 2009, due in part to revenue related to Quintum products.  There were no other significant changes in service revenue in 2009 compared to 2008.  Significant fluctuations in our service revenue can occur as a result of factors affecting the timing of the recognition of revenue, including customer deployment schedules and contractual acceptance provisions.

Gross Margin

	Three Months Ended
	June 27, 2008	June 29, 2007
Product gross margin	22.3%	58.6%
Service gross margin	(3.9)	13.3
Total gross margin	16.3%	52.9%

Total gross margin decreased 36.6 percentage points in 2009 compared to 2008 primarily as a result of decreased product gross margin.

Product gross margin in 2009 was affected by:

•

Fixed costs being absorbed by lower revenue. In 2009, our fixed manufacturing costs represented 14.4% of revenue compared to 7.2% of revenue in 2008.

•

Higher inventory reserves caused by lower demand for our inventory. Inventory reserves in 2009 represented 16.6% of product revenue compared to 2.8% in 2008. The largest portion of these reserves related to delayed government programs involving our NX5010 product. As we intend to introduce the new generation of the NX5000 family next year, we believe that government program delays could result in customers wanting the new technology, thus reducing demand for our current inventory of the NX5010. We currently believe that the unreserved inventory balances on hand and owned by our contract manufacturer of approximately $2.0 million will be sold prior to the adoption of the new generation products. However, if further delays occur, we will evaluate this inventory, and related net capitalized license fees of $1.4 million, for impairment.

•

Amortization of developed technology acquired from Quintum. The amounts charged to product cost represented 2.9% of product revenue in 2009. There was no comparable expense in 2008 as the Quintum acquisition did not occur until late in the third fiscal quarter of 2008.

•

Change in product mix. With the decrease in government Promina revenue, and the acquisition of Quintum, we saw a decrease in margins related to product mix, as our Promina product line generally has margins that exceed our newer VoIP products by more than ten percentage points.

Service gross margin decreased in 2009 principally as a result of the additional service cost associated with the acquisition of Quintum. Traditionally, Quintum has generated a negative margin on service revenue. Service gross margin will typically vary over time due to the volume and timing of service contract initiations and renewals, customer training schedules, and changes in the mix of services between fixed-cost or time and materials based services.

Operating Expenses

(in thousands)	Three Months Ended
	June 27, 2008	June 29, 2007	Change
Sales and marketing	$5,748	$4,536	26.7%
Research and development	6,307	6,050	4.2
General and administrative	3,791	2,691	40.9
Restructure and other costs	242	1	24,100.0
Total operating expenses	$16,088	$13,278	21.2%

Total operating expenses increased due primarily to the effect of the acquisition of Quintum.

Sales and marketing expense increased primarily due to the acquisition of Quintum which contributed $1.3 million in expense. Of this amount, approximately $400,000 resulted from amortization of purchased intangible assets. The effect of these increased expenses was partially offset by lower sales commissions expense resulting from reduced revenue.

Research and development expense increased slightly. The acquisition of Quintum added $900,000 to research and development cost, which was largely offset by payroll and administrative overhead cost savings resulting from headcount reductions. In 2009, approximately $300,000 in research and development costs was funded externally. Those costs will be recognized upon achievement of revenue-related milestones.

General and administrative expense increased as a result of the acquisition of Quintum and other factors. Quintum operations contributed approximately $490,000 to general and administrative expense in 2009, of which $53,000 related to amortization of intangible assets. Other factors contributing to the increase in general and administrative expense in 2009 included an increase of approximately $230,000 in stock-based compensation expense, which fluctuates as new awards are granted and expense recognition for prior awards is completed. In addition, we incurred increased legal costs and accounting and taxation consulting service fees totaling $353,000.

Restructuring charges in 2009 related to job eliminations.

The following table lists the purchased intangible assets acquired as part of the Quintum acquisition, their estimated useful lives, accumulated amortization, and net book value at June 27, 2008:

(in thousands)	Gross Purchased Intangible Asset	Estimated Useful Life (in Years)	Accumulated Amortization	Net Purchased Intangible Asset
Trademark	$1,050	5	$(123)	$927
Customer list	6,800	7	(929)	5,871
Technology	7,100	5	(828)	6,272
	$14,950		$(1,880)	$13,070

In connection with the purchase of Quintum, we recorded goodwill in the amount of $27.4 million. The value of this goodwill is evaluated at least annually, and whenever events or changes in circumstances indicate that the value of the asset may be impaired. Our annual impairment test date is the first day of our fiscal fourth quarter.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In the first quarter of fiscal 2009, while the Company’s long term business projections did not change, the Company experienced a decline in its market capitalization due to decreased revenue in the first quarter of fiscal 2009 resulting from a delay in certain government programs.  The Company believes that this decline in market capitalization is temporary and has not been sustained for a long enough period of time to warrant an impairment review of the goodwill and other intangible assets recorded as a result the acquisition of Quintum approximately seven months ago.  The Company will continue to monitor its expected performance and its market capitalization and will perform an impairment analysis of its intangible assets whenever events and circumstances indicate that the carrying value of the intangible assets may be impaired.  This may result in a material non-cash charge in the future.

Non-Operating Items

(in thousands)	Three Months Ended
	June 27, 2008	June 29, 2007	Change
Interest income	$1,212	$1,148	5.6%
Interest expense	$(1,317)	$(456)	188.8%
Gain on extinguishment of debt	$3,714	$—	—
Other income (expense), net	$113	$(21)	(638.1)%

Interest income net of interest expense decreased by $797,000. Interest income was slightly higher in 2009 due principally to higher average cash balances, which resulted from the issuance of $85 million of 3¾% convertible senior notes in December 2007. The effect of higher average cash balances on interest income was partially offset by lower interest rates being earned on investments. The increase in interest income was more than offset by increased interest expense related to the December 2007 issuance of 3¾% convertible senior notes.

In the first quarter of fiscal 2009, we repurchased approximately $12.5 million of our $85.0 million outstanding 3 ¾% convertible senior notes at a discount to the original issue price. We realized a gain of $3.7 million, comprised of a $4.1 million gain resulting from the repurchase of debt at below principal, partially offset by a $409,000 write-off of unamortized deferred financing costs related to the repurchased debt.

Other income (expense), net, was comprised of:

(in thousands)	Three Months Ended
	June 27, 2008	June 29, 2007
Gain (loss) on foreign exchange	$60	$(22)
Realized gain on investments	65	2
Other	(12)	(1)
	$113	$(21)

Income Tax Provision

Income tax provisions were $17,000 and $58,000, respectively for the three months ended June 27, 2008 and June 29, 2007. The income tax provision for the three months ended June 27, 2008 was primarily for international operations. The provision for the three months ended June 29, 2007 was primarily for U.S. federal alternative minimum tax as well as other minimum taxes in various jurisdictions.

Effective the beginning of fiscal 2008, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition issues. During the three months ended June 27, 2008, the total gross unrecognized tax benefits did not change materially.

We conduct business globally, and, as a result, file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world. As of June 27, 2008, tax years from 2001 in the United States and our primary foreign jurisdictions remain open for examination. Although the timing of resolution and closure of audits is highly uncertain, we do not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next twelve months.

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been our cash balances, cash provided by operating activities, debt financings, and committed credit lines.

Cash Balances:    As of June 27, 2008, we had cash balances of $150.9 million, including cash and cash equivalents and short-term investments, as compared to $165.7 million as of March 28, 2008. Our cash balances at June 27, 2008 are invested approximately 76% in U.S. government and municipal agency investments and cash equivalents, primarily money market funds. The remainder consists of corporate bonds and asset-backed securities, none of which are sub-prime residential mortgages. We have no auction rate securities.

Cash Flows from Operating Activities:    Net cash used in operating activities was $4.1 million in 2009 compared to net cash provided by operating activities of $1.4 million in 2008. The decrease of $5.6 million in net cash provided by operating activities was primarily the result of the 2009 net loss as compared to net income in 2008, the effect of the non-cash gain on extinguishment of debt, and increases in cash used by accounts payable and accrued liabilities activities (accounts payable decreased in 2009 principally as a result of reduced purchasing due to reduced product shipments). The effect of these uses of cash was partially offset by increases in cash provided by accounts receivable collections and inventory reductions. In addition, depreciation, amortization and accretion was higher in 2009, due principally to the effect of non-cash amortization expenses associated with the acquisition of Quintum late in the third quarter of fiscal 2008. Stock-based compensation expense was also higher in 2009 as a result of an increased use of stock options and awards for employee recruitment and retention as well as stock options and awards granted to Quintum employees. Stock-based compensation expense, and its effect upon cash flows from operating activities, fluctuates as new awards are granted and expense recognition for prior awards is completed.

Days sales outstanding (DSO) was 49 days and 39 days at June 27, 2008 and June 29, 2007, respectively. Our target DSO is between 60 and 70 days. The relatively low DSO at June 27, 2008 resulted from a decline in revenue from the prior quarter. The relatively low DSO at June 29, 2007 resulted from the pattern of sales in the first quarter of fiscal 2008, which was more linear than usual and allowed more receivables to be collected by the end of that quarter.

Cash Flows from Investing Activities:    Net cash used in investing activities was $3.0 million in 2009 and $8.0 million in 2008. The decrease in net cash used in investing activities resulted from fewer capital expenditures in 2009 and from an investment in technology in 2008 that was not repeated in 2009. Also the excess of purchases of short-term investments over proceeds from sales and maturities decreased in 2009 to $2.5 million compared to $5.4 million in 2008.

Cash Flows from Financing Activities:    Net cash used in financing activities in 2009 was $9.2 million compared to $7.6 million provided by financing activities in 2008. In 2009 we paid $8.3 million to repurchase a portion of our outstanding 3¾% convertible senior notes and $859,000 to repurchase common stock on the open market, primarily under our 2008 stock repurchase plan. Cash provided by proceeds from exercises of stock options was minimal in 2009 compared to $7.7 million in 2008. Future proceeds to us from the issuance of common stock under employee stock plans will be affected primarily by fluctuations in our stock price.

Non cash Investing Activities:    The primary non-cash investing activity in 2009 was an unrealized loss on available-for-sale securities of $1.2 million. In 2008 our most significant non-cash investing activity was the accrual of $1.3 million for a license fee that was paid in the second quarter of fiscal 2008.

Stock Repurchase Plan:    In the fourth quarter of fiscal 2008, the Board of Directors approved a stock repurchase plan for a period of up to twenty-four months. In 2009 the Company repurchased 169,000 shares at an average price of $4.59 per share for a total price of $776,000.

Credit Lines:    We maintain a $7.0 million line of credit that is available both for cash advances and for standby letters of credit. It bears interest at the bank’s prime rate (5.00% at June 27, 2008) for cash advances and at prime minus 1% for letters of credit (4.00% at June 27, 2008). The line, which has been extended through October 2008, is secured by our accounts receivable. The agreement requires immediate repayment of all amounts outstanding if our cash balance, defined as the sum of unrestricted cash and short and long-term investments, declines more than $10.0 million from the previous quarter or $30.0 million during the preceding twelve months. As of June 27, 2008, $548,000 in letters of credit and no cash advances were outstanding. In May 2008, the line of credit terms were modified to exempt up to $10.0 million in stock repurchases, and up to $20.0 million in 3¾% convertible senior notes repurchases from the calculation of cash balance changes. The term of this modification is through September 26, 2008.

Contractual Obligations and Commercial Commitments:    Our contractual obligations consist of facilities leases with noncancellable terms in excess of one year, principal and interest on our 3 ¾% convertible senior notes and our 7 ¼% redeemable convertible subordinated debentures, a license and development agreement with a third party to develop new products, and $600,000 of long-term income taxes payable as of June 27, 2008 related to uncertain tax positions.

The Company’s contractual obligations and contingencies decreased from March 28, 2008 primarily due to the repurchase and retirement of a portion of the outstanding 3¾% convertible senior notes issued in December 2007. The following table provides a summary of our long-term debt and related interest payments as updated for the repurchase of $12.5 million principal amount of the 3¾% convertible senior notes:

Contractual Obligations (in thousands)	Total	2009	2010 to 2011	2012 to 2013	After 2013

Long-term debt	$97,241	$—	$—	$—	$97,241
Interest on long-term debt	$28,428	$2,257	$9,022	$9,022	$8,127

There was no significant change to our other contractual obligations in the first quarter of fiscal 2009.

In the normal course of business, we enter into contractual commitments to purchase services, materials, components, and finished goods from suppliers, mainly our primary contract manufacturer. Under our agreement with our primary contract manufacturer, we maintain a level of control over parts procurement, design, documentation and selection of approved suppliers. We are generally liable for any termination or cancellation of product orders, as well as excess and obsolete material, which can result, for example, from an engineering change, product obsolescence, or inaccurate component forecasting. The agreement also requires us to make deposits on certain purchased raw materials held for greater than 90 days and certain work-in-process items held for greater than 60 days, although the contract manufacturer must make efforts to minimize our liability for this inventory, including returning materials to suppliers, canceling orders with suppliers, or using materials to manufacture product for its other customers. Raw material and in-process inventories that are unused and have been held for more than nine months require us to take ownership, or, at a minimum, pay a management fee assuming there is future forecasted demand for those inventories. Further, if anticipated demand for inventories does not materialize in future periods, we will be required to take ownership of those associated inventories. This activity may increase our owned inventories in the future.

At June 27, 2008, our contract manufacturer held approximately $13.0 million to $14.0 million of inventory related to our products, and we had $5.0 million on deposit, which is included in prepaid expenses and other assets on the condensed consolidated balance sheets. Additional deposits may be required under the terms of the agreement.

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund operations through at least the next twelve months. We believe the most strategic uses of our cash resources in the near term will include investments in new technologies, acquisitions, and working capital.

Off-Balance Sheet Arrangements:     Other than the commitments described above, there are no other off balance sheet arrangements that are reasonably likely to materially affect our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following are the material changes for the three months ended June 27, 2008 from the information reported under Part II, Item 7A of our Form 10-K for the fiscal year ended March 28, 2008:

A 10% adverse change in market interest rates would decrease the fair value of our investment portfolio by approximately $425,000, as compared to a decrease of approximately $450,000 as of March 28, 2008.

A 10% adverse change in the foreign currency rates affecting our foreign exchange contracts as of their June 27, 2008 levels would decrease the fair value of the contracts by approximately $410,000, as compared to a decrease of approximately $440,000 for the contracts as of March 28, 2008.

The fair market value of our recently issued 3 ¾% convertible senior notes is sensitive to changes in interest rates and to the price of our common stock into which it can be converted as well as our financial stability. In May and June of 2008, we repurchased and retired $12.5 million principal amount of notes. The yield to maturity on the notes is fixed, therefore the interest expense on the debt does not fluctuate with interest rates. The fair value of the trading notes was approximately $46.2 million as of June 27, 2008 as compared to approximately $66.5 million as of March 28, 2008.

The fair value of the 7 ¼% redeemable convertible subordinated debentures was approximately $21.2 million as of June 27, 2008 as compared to approximately $22.7 million as of March 28, 2008.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Section 13(a) or Section 15(d), management, under the supervision and with the participation of the chief executive officer (CEO) and chief financial officer (CFO), evaluated the effectiveness of our disclosure controls and procedures at the end of the period covered by this report as well as any changes in disclosure controls and procedures that occurred during the period covered by this report. Our management, including our CEO and CFO, has concluded that our disclosure controls and procedures are effective as of June 27, 2008.

No changes in our internal control over financial reporting occurred during the quarter ended June 27, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

Our business is subject to the risks and uncertainties described in our most recent annual report on Form 10-K, as updated and supplemented below. There may be additional risks that have not yet been identified and risks that are not material now but could become material. Any one of these risks could hurt our business, results of operations or financial condition. Investors should carefully review the risk factors described in our most recent Annual Report on Form 10-K and the following:

As inventory ages, we may be required to make substantial deposits with or purchases from our contract manufacturer.

As part of our arrangement with our contract manufacturer, we are required to make deposits on certain purchased raw materials held for greater than 90 days and certain work-in-process items held for greater than 60 days, although the contract manufacturer must make efforts to minimize our liability for this inventory, including returning materials to suppliers, canceling orders with suppliers or using materials to manufacture product for its other customers. Raw material and in-process inventories that are unused and have been held for more than nine months require us to take ownership, or, at a minimum, pay a management fee assuming there is future forecasted demand for those inventories. Further, if anticipated demand for inventories does not materialize in future periods, we are required to take ownership of those associated inventories. We have substantial amounts of inventory at our contract manufacturer, and have already made significant deposits on some of the inventory. Additional deposits may be required in the future and if the inventory continues to remain on hand, we may be required to purchase the inventory underlying the deposit and adjustments may be required to write down or write off this inventory, any of which would adversely affect our operating results.

Delays in government programs or other customer ordering could cause products or product versions to become obsolete sooner than forecasted, which could result in substantial write-downs.

Delays in customer orders may span release schedules for new versions of our products, such that orders we expected to fulfill with one version may become orders for the next version. As a result, we may end up with less demand for the earlier version than forecasted, which could result in us holding obsolete inventory for the product and also result in the impairment of any outstanding capitalized costs for the product. In particular, delays in government programs have already affected and could further affect demand for our NX5010 product, as we intend to introduce a new generation of the NX5000 family next year. We have already established a significant reserve for some of the inventory balance related to the NX5010 but we also have substantial unreserved inventory balances on hand and owned by our contract manufacturer. In addition, we have significant capitalized license fees related to the NX5010. Delays in customer orders causing reduced overall demand for a current product, such as delays in government programs involving our NX5010 product, will likely result in substantial charges for the write-down or write-off of obsolete inventory and related net capitalized license fees, which would adversely affect our operating results.

Declines in our stock price may require that we write off substantial amounts of the carrying value of goodwill and intangible assets.

We are carrying a substantial value of goodwill and acquired identifiable intangible assets. The value of such long-lived assets is evaluated at least annually, usually at the beginning of our fiscal fourth quarter, and whenever events or changes in circumstances, such as a decline in market capitalization, indicate that the value of the asset may be impaired. Declines in our stock price directly reduce our market capitalization and may trigger such an evaluation. Any write-off of substantial amounts of the carrying value of goodwill and intangible assets would adversely affect our operating results.

 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Common Stock

The following table reflects purchases made by the Company of its common stock during the quarter ended June 27, 2008:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
March 29 – April 25, 2008	—	—	—	$20,000,000
April 26 – May 23, 2008	186,724	$4.57	169,065	$19,224,000
May 24 – June 27, 2008	—	—	—	$19,224,000
	186,724	$4.57	169,065	$19,224,000

(1)

In addition to shares purchased under publicly announced plans or programs, 17,659 shares were acquired directly from employees as payment of tax withholding obligations upon vesting of restricted stock awards.

(2)

In February 2008, the Board of Directors approved and the Company publicly announced a plan providing for the repurchase of up to $20 million of the Company’s common stock. The repurchase plan will continue for up to twenty-four months.

3¾% convertible senior notes

The following table reflects purchases made by the Company of its 3¾% convertible senior notes during the quarter ended June 27, 2008:

Fiscal Period	Total Number of Units Purchased (1)	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units That May Yet Be Purchased Under the Publicly Announced Plans or Programs
March 29 – April 25, 2008	—	—	—	—
April 26 – May 23, 2008	3,000,000	$0.70	—	—
May 24 – June 27, 2008	9,465,000	$0.66	—	—
	12,465,000	$0.67	—	—

(1)

The amounts shown represent the aggregate principal amounts, in dollars, which were acquired in privately negotiated transactions.

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

Dated:  August 5, 2008

NETWORK EQUIPMENT
TECHNOLOGIES, INC.

/s/ C. NICHOLAS KEATING, JR.
C. Nicholas Keating, Jr.
President and Chief Executive Officer

/s/ JOHN F. MCGRATH, JR.

John F. McGrath, Jr.
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)