Form 10-Q
period 2008-09-26
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2008-11-05
CIK 752431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒

Quarterly Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934
For the quarterly period ended September 26, 2008.

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
☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐        Accelerated filer ☒        Non-accelerated filer ☐      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
☐ Yes  ☒ No

The number of shares outstanding of the registrant's Common Stock, par value $.01, as of October 24, 2008 was 29,352,000.

NETWORK EQUIPMENT TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited — in thousands, except par value)

	September 26, 2008	March 28, 2008
Current assets:
Cash and cash equivalents	$10,060	$44,246
Short-term investments	121,565	121,412
Accounts receivable, net of allowances of $335 at September 26, 2008 and $452 at March 28, 2008	11,577	23,174
Inventories	8,266	9,986
Prepaid expenses and other assets	10,679	8,031
Total current assets	162,147	206,849
Property and equipment, net	8,044	9,459
Goodwill	—	27,441
Purchased intangible assets, net	—	13,876
Other assets	6,335	11,708
Total assets	$176,526	$269,333
Current liabilities:
Accounts payable	$7,407	$9,968
Accrued liabilities	16,841	17,821
Total current liabilities	24,248	27,789
Long-term liabilities:
3 ¾% convertible senior notes	55,200	85,000
7 ¼% redeemable convertible subordinated debentures	24,706	24,706
Other long-term liabilities	4,727	6,295
Total long-term liabilities	84,633	116,001
Commitments and contingencies – Note 11
Stockholders’ equity:
Preferred stock ($0.01 par value; 5,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 75,000 shares authorized; 29,357 and 29,248 shares outstanding at September 26, 2008 and March 28, 2008)	293	292
Additional paid-in capital	243,623	241,171
Treasury stock	(8,783)	(7,842)
Accumulated other comprehensive income (loss)	(983)	1,105
Accumulated deficit	(166,505)	(109,183)
Total stockholders’ equity	67,645	125,543
Total liabilities and stockholders’ equity	$176,526	$269,333

See accompanying notes to condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited — in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Revenue:
Product	$14,658	$23,953	$26,697	$46,944
Service	3,857	3,379	7,392	6,729
Total revenue	18,515	27,332	34,089	53,673
Costs of revenue:
Cost of product	9,592	9,881	18,948	19,389
Cost of service	3,804	2,976	7,477	5,881
Impairment of long-lived assets	9,741	—	9,741	—
Total cost of revenue	23,137	12,857	36,166	25,270
Gross margin	(4,622)	14,475	(2,077)	28,403
Operating expenses:
Sales and marketing	5,692	4,667	11,440	9,203
Research and development	5,821	5,918	12,128	11,968
General and administrative	3,222	2,835	7,013	5,526
Restructure and other costs	152	51	394	52
Impairment of goodwill and long-lived assets	34,197	—	34,197	—
Total operating expenses	49,084	13,471	65,172	26,749
Income (loss) from operations	(53,706)	1,004	(67,249)	1,654
Interest income	993	1,131	2,205	2,280
Interest expense	(1,135)	(456)	(2,452)	(913)
Gain on extinguishment of debt	6,437	—	10,151	—
Other income (expense), net	(136)	14	(23)	(7)
Income (loss) before taxes	(47,547)	1,693	(57,368)	3,014
Income tax provision (benefit)	(63)	101	(46)	159
Net income (loss)	$(47,484)	$1,592	$(57,322)	$2,855
Basic net income (loss) per share	$(1.66)	$0.06	$(1.99)	$0.11
Diluted net income (loss) per share	$(1.66)	$0.06	$(1.99)	$0.10
Common and common equivalent shares:
Basic	28,674	26,752	28,861	26,511
Diluted	28,674	27,777	28,861	27,558
Condensed Consolidated Statements of Comprehensive Income (Loss):
Net income (loss)	$(47,484)	$1,592	$(57,322)	$2,855
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(546)	(107)	(396)	105
Gross unrealized holding gains (losses) on available-for-sale securities	(370)	465	(1,510)	296
Reclassification of recognized losses on available for sale securities	(117)	(2)	(182)	(4)
Comprehensive income (loss)	$(48,517)	$1,948	$(59,410)	$3,252

See accompanying notes to condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited — in thousands)

	Six Months Ended
	September 26, 2008	September 28, 2007
Cash and cash equivalents at beginning of period	$44,246	$10,479
Cash flows from operating activities:
Net income (loss)	(57,322)	2,855
Adjustments required to reconcile net income (loss) to net cash used in operating activities:
Depreciation, amortization, and accretion	3,767	2,825
Impairment of goodwill and long-lived assets	43,938	—
Loss on disposition of property and equipment	—	139
Stock-based compensation expense	2,387	1,292
Excess tax benefit from stock-based compensation expense	—	(92)
Gain on extinguishment of debt	(10,151)	—
Changes in assets and liabilities:
Accounts receivable	11,597	(1,129)
Inventories	1,720	(3,750)
Prepaid expenses and other assets	(2,398)	(2,633)
Accounts payable	(2,561)	(1,180)
Accrued liabilities	(2,624)	(36)
Net cash used in operating activities	(11,647)	(1,709)
Cash flows from investing activities:
Purchase of short-term investments	(37,683)	(35,522)
Proceeds from sales and maturities of short-term investments	35,838	29,641
Payment for license and development arrangement	—	(1,250)
Purchases of property and equipment	(711)	(2,051)
Net cash used in investing activities	(2,556)	(9,182)
Cash flows from financing activities:
Issuance of common stock	46	11,625
Repurchase of common stock	(943)	(262)
Repurchase of 3¾% convertible senior notes	(18,689)	—
Excess tax benefit from stock-based compensation	—	92
Net cash provided by (used in) financing activities	(19,586)	11,455
Effect of exchange rate changes on cash	(397)	105
Net increase (decrease) in cash and cash equivalents	(34,186)	669
Cash and cash equivalents at end of period	$10,060	$11,148

Other cash flow information:
Cash paid during the period for:
Interest	$2,621	$896
Non-cash investing activities:
Net unrealized gain (loss) on available-for-sale securities	$(1,692)	$292
Investment in license and development	$—	$1,250
Taxes paid for income, net of excess tax benefit from stock-based compensation of none at September 26, 2008 and $92 at September 28, 2007	$11	$42

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

The Company’s fiscal year ends on the last Friday in March. In most years, the fiscal year is 52 weeks, with each quarter comprised of thirteen weeks, which allows comparability of quarter over quarter results. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position as of September 26, 2008, the results of operations for the three and six months ended September 26, 2008 and September 28, 2007, and the cash flows for the six months ended September 26, 2008 and September 28, 2007.

These financial statements should be read in conjunction with the March 28, 2008 audited consolidated financial statements and notes thereto. The results of operations for the three and six months ended September 26, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending March 27, 2009 or any future period.

Recently Issued Accounting Standards:   In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS  162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States of America for nongovernmental entities. SFAS  162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Any effect of applying the provisions of SFAS  162 is to be reported as a change in accounting principle in accordance with SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3. The Company will adopt SFAS  162 once it is effective and is currently evaluating the effect that the adoption will have on the Company’s consolidated financial statements.

On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133 (SFAS 161) which enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. The Company will be evaluating the effect, if any, of adopting SFAS 161 on its consolidated financial statements.

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

In February 2007, the FASB issued FASB Statement No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities”. Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings and disclosed. SFAS 159 was effective for the Company beginning in the first quarter of fiscal 2009. The Company currently does not have any instruments for which it has elected the fair value option. Therefore, the adoption of SFAS 159 has not affected the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” (SFAS 157) which defines fair value, establishes a framework for measuring fair value, and expands disclosure of fair value measurements. SFAS 157 is applied under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The Company adopted the provisions of SFAS 157 effective as of the beginning of fiscal 2009, except for certain nonfinancial assets and liabilities for which the effective date has been deferred by one year in accordance with FASB Staff Position No. 157-2, “Effective Date of FASB Measurement No. 157.” The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s condensed consolidated financial statements. See Note 4, Financial Instruments. The major categories of the remaining assets and liabilities that are measured at fair value on a non-recurring basis, for which the Company has not applied the provisions of SFAS 157, are as follows: accrued restructure cost and convertible debt. The Company is currently in the process of assessing the impact the adoption of SFAS 157 will have on its consolidated financial statements and related disclosures for the remaining assets and liabilities, effective March 28, 2009.

With the exception of the recently issued accounting standards discussed above, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended September 26, 2008, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2008 and the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, that are of significance or potential significance to the Company.

Note 2.  Goodwill and Long-lived Assets

Fiscal 2009 Impairment: The process of evaluating the potential impairment of goodwill and long-lived assets is highly subjective and requires significant judgment at many points during the analysis. In the first quarter of fiscal 2009, while the Company’s long term business projections did not change, the Company experienced a decline in its market capitalization due to decreased revenue in the first quarter of fiscal 2009 resulting from a delay in certain government programs. In the second quarter of fiscal 2009, this decline in market capitalization had been sustained for a long enough period of time to warrant an impairment review of goodwill and long-lived assets of the Company. The Company performed an impairment analysis of its goodwill and long-lived assets, in the second quarter of fiscal 2009, pursuant to SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), and SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (SFAS 144).

The Company concluded the carrying value of the net assets of the Company exceeded the Company’s fair value, based on quoted market prices of the Company’s common stock. As such, the Company determined that an impairment analysis of long-lived assets should be performed prior to an impairment analysis of goodwill. The Company performed the analysis in accordance with SFAS 144 to determine the impairment of long-lived assets, if any, as there was an indication that the carrying amount of certain long-lived assets might not be recoverable. As a result of this impairment analysis, the Company recorded an impairment charge of $16.5 million, which is included in the captions “Impairment of long-lived assets” and “Impairment of goodwill and long-lived assets” in the accompanying condensed consolidated statements of operations and comprehensive income (loss). Of the total long-lived asset impairment, $12.5 million related to assets recorded in connection with the purchase of Quintum, $3.7 million related to a license and development agreement and $258,000 related to property and equipment.

Next, the Company performed an additional analysis, as required by SFAS 142, which indicated that a goodwill impairment loss was probable because the fair value of the Company including goodwill was less than the carrying value of the Company after the adjustments made for the impairment of long-lived assets. An impairment loss was recognized in the amount of $27.4 million which was the excess of the carrying value of goodwill of the Company over its implied fair value.

The following table lists the assets that were impaired in accordance with SFAS 142 and SFAS 144, including the net carrying value, the impairment losses, and the net carrying value at September 26, 2008:

(in thousands)	Net Carrying Value Before Impairment	Impairment Losses	Other Activities Subsequent to Impairment Losses	Net Carrying Value as of September 26, 2008

Property and equipment, net	$8,609	$(258)	$(307)	$8,044
Goodwill	27,441	(27,441)	—	—
Purchased intangibles, net	12,533	(12,533)	—	—
Other assets	3,706	(3,706)	—	—
	$52,289	$(43,938)	$(307)	$8,044

As purchased intangible assets acquired as part of the Quintum acquisition as of September 26, 2008 were fully impaired and written off in the second quarter of fiscal 2009, there will be no future amortization expense associated with these assets.

License and Development Agreement: In October 2005, the Company entered into a license and development agreement with a third-party technology supplier, under which the Company acquired a license to manufacture and distribute the supplier’s high-speed networking platform. In June 2007, the agreement was amended to include an additional, more advanced, platform. Under the 2005 agreement and the 2007 amendment, each party agreed to perform development and other activities to bring new products to market and the Company obtained certain rights to market these products. Under the 2005 agreement, the Company paid $3.0 million in license and development fees and capitalized the amount in other assets in the accompanying condensed consolidated balance sheets. The Company began amortizing this amount in the second half of fiscal 2007 concurrent with the sale of the initial platform. Amortization of $169,000 and $422,000, respectively, was recorded for the three and six months ended September 26, 2008 and $337,000 and $677,000, respectively, for the comparable periods ended September 28, 2007.

Under the 2007 amendment, the Company agreed to pay an additional $5.0 million in four equal installments to the supplier for the advanced platform and an extended exclusive right to market. The first two installments were paid in fiscal 2008 and the remaining two will be due at separate future dates dependent upon the supplier’s delivery of future enhancements of the advanced platform.

In the second quarter of fiscal 2009 the Company performed an impairment analysis in accordance with SFAS 144 to determine the impairment, if any, of long-lived assets as there was an indication that certain long-lived assets may not be recoverable. As a result of this analysis the Company determined the fair value of the license and development agreement and related other assets to be zero, and recorded an impairment charge of $3.7 million, representing the full net book value of the license and development agreement and other related assets. Per the terms of the license and development agreement, as amended, the Company is obligated to pay royalties on sales of the products, which began in the second half of fiscal 2007. These royalties totaled $93,000 for the three and six months ended September 26, 2008 and $403,000 and $620,000, respectively, for the comparable periods ended September 28, 2007.

The supplier also serves as a reseller of the platform, and the parties have made occasional purchases from and sales to each other of inventory components and pre-production units. In the three and six months ended September 26, 2008, the Company invoiced the supplier $504,000 for sales to the supplier for resale. In the three and six months ended September 28, 2007, the Company invoiced the supplier $2.4 million for sales to the supplier for resale. No purchase transactions occurred during the three and six months ended September 26, 2008 or during the comparable periods ended September 28, 2007. No amounts were due to or from the supplier at September 26, 2008.

The Company’s President and CEO served as a member of the board of directors of the supplier through March 2007.

Note 3.  Business Combinations

On December 4, 2007, the Company completed the acquisition of Quintum Technologies, Inc., a Delaware corporation (Quintum) pursuant to the terms of the Agreement and Plan of Merger entered into on October 22, 2007.

Pro forma financial information:  The unaudited financial information in the table below summarizes the combined results of operations of NET and Quintum, on a pro forma basis, as though the companies had been combined as of the beginning of fiscal 2008. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented. The pro forma financial information for the period presented also includes purchase accounting adjustments on historical Quintum net assets, amortization charges from acquired intangible assets, adjustments to stock compensation expense, adjustments to interest income and expense, and related tax effects. The unaudited pro forma financial information for the three months ended September 28, 2007 combines the results for NET for the three months ended September 28, 2007 with the historical results for Quintum for the three months ended September 30, 2007. The unaudited pro forma financial information for the six months ended September 28, 2007 combines the results for NET for the six months ended September 28, 2007 with the historical results for Quintum for the six months ended September 30, 2007. The following table summarizes the pro forma financial information:

(in thousands, except per share amounts)	Three Months Ended September 28, 2007	Six Months Ended September 28, 2007
Total revenue	$31,806	$62,128
Net income (loss)	$385	$(1,554)
Basic and diluted net income (loss) per share	$0.01	$(0.06)

Note 4. Financial Instruments

Effective March 29, 2008, the Company adopted the provisions of SFAS 157 which defines fair value, establishes a framework for measuring fair value, and expands disclosure of fair value measurements. SFAS 157 is applied under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. The Company adopted the provisions of SFAS 157 effective as of the beginning of fiscal 2009, except for certain nonfinancial assets and liabilities for which the effective date has been deferred by one year in accordance with FASB Staff Position No. 157-2, “Effective Date of FASB Measurement No. 157.” The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s condensed consolidated financial statements.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

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

The following table summarizes the financial assets and liabilities of the Company measured at fair value on a recurring basis in accordance with SFAS 157:

(in thousands)		Fair Value Measurements at September 26, 2008 Using
	Balance as of September 26, 2008	Level 1	Level 2	Level 3
Assets:
Money market funds(1)	$3,244	$3,244	$—	$—
U.S. government and municipalities(2)	95,946	95,946	—	—
Corporate notes and bonds(2)	11,761	—	11,761	—
Other debt securities(2)	13,858	—	13,858	—
Total	$124,809	$99,190	$25,619	$—

Liabilities:
Foreign currency derivatives(3)	$128	$—	$128	$—
Total	$128	$—	$128	$—

(1)

Included in cash and cash equivalents on the Company’s condensed consolidated balance sheet.

(2)

Included in short-term investments on the Company’s condensed consolidated balance sheet.

(3)

Included in accrued liabilities on the Company’s condensed consolidated balance sheet.

Derivative financial instruments are limited to foreign exchange contracts which the Company enters into to hedge certain balance sheet exposures and intercompany balances against future movement in foreign exchange rates. The Company’s primary net foreign currency exposures are in Japanese yen, Euros, and British pounds. The fair value of the Company’s derivative instruments is determined using pricing models based on current market rates. Gains and losses on foreign exchange contracts are included in other comprehensive income (loss) and were not material for any period presented.

Note 5. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs. Inventories consisted of the following:

(in thousands)	September 26, 2008	March 28, 2008
Purchased components	$7,318	$8,537
Finished goods	948	1,449
	$8,266	$9,986

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

At September 26, 2008, the contract manufacturer held approximately $14.0 million of inventory related to the Company’s products, and the Company had $8.8 million on deposit, which is included in prepaid expenses and other assets in the condensed consolidated balance sheets, net of a reserve of $3.6 million.

The Company regularly evaluates its inventory, including inventory held by its contract manufacturer and the amount on deposit. As a result of these evaluations, the Company recorded charges of approximately $2.3 million and $4.3 million, respectively, to cost of goods sold in the three and six months ended September 26, 2008.

Note 6. Income (Loss) Per Share

The following table sets forth the computation of the numerator and denominator used in the computation of basic and diluted net income (loss) per share:

(in thousands, except per share amounts)	Three Months Ended		Six Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Numerator:
Net income (loss)	$(47,484)	$1,592	$(57,322)	$2,855
Denominator-weighted average shares of common stock outstanding:
Shares used to compute basic net income (loss) per share	28,674	26,752	28,861	26,511
Effect of dilutive common stock equivalents from stock-based compensation	—	1,025	—	1,047
Shares used to compute diluted net income (loss) per share	28,674	27,777	28,861	27,558
Basic net income (loss) per share	$(1.66)	$0.06	$(1.99)	$0.11
Diluted net income (loss) per share	$(1.66)	$0.06	$(1.99)	$0.10

The denominator for basic net income (loss) per share is the weighted average number of unrestricted common shares outstanding for the periods presented. In periods of net income, the denominator for diluted net income per share also includes potentially dilutive shares, which consist of shares issuable upon the exercise of dilutive stock options and contingently issuable shares. These shares, which are excluded from the computations of diluted net loss per share as they are anti-dilutive and reduce the loss per share, totaled 41,000 and 121,000, respectively, for the three and six months ended September 26, 2008.

There are 4,050,000 shares of common stock issuable upon conversion of the 3¾% convertible senior notes and 784,000 shares of common stock issuable upon conversion of the 7¼% redeemable convertible subordinated debentures. These shares and the related effect of the accrued interest on the 3¾% convertible senior notes and the 7¼% redeemable convertible subordinated debentures are excluded from the calculation of diluted income (loss) per share for each period presented, as their inclusion would have been anti-dilutive.

Note 7.  Restructure and Other Costs

The net restructure costs of $152,000 and $394,000, respectively for the three and six months ended September 26, 2008 relate to charges for employee separation costs. The net restructure cost of $51,000 and $52,000, respectively, for the three and six months ended September 28, 2007 relate primarily to unanticipated costs to exit the Company’s former manufacturing facility.

The liability for restructuring was $3.0 million at September 26, 2008. Components of accrued restructure costs and changes in accrued amounts related to restructuring during fiscal 2009 are as follows:

(in thousands)	Employee Separation Costs & Other	Lease Write-offs, Office Closure Costs & Other	Total
Balance at March 28, 2008	$117	$3,087	$3,204
Provision	394	—	394
Payments	(253)	(417)	(670)
Other	—	75	75
Balance at September 26, 2008	$258	$2,745	$3,003

The balance at September 26, 2008 and March 28, 2008 includes $1.1 million and $1.4 million, respectively, classified as other long-term liabilities related to lease and other exit costs for the vacated facility, net of an estimated amount of sublease income.

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

Components of the warranty accrual, which is included in accrued liabilities in the accompanying condensed consolidated balance sheets, were as follows:

(in thousands)	Six Months Ended
	September 26, 2008	September 28, 2007
Balance at beginning of period	$98	$62
Charges to cost of goods sold	9	43
Charges to warranty accrual	(22)	(18)
Other adjustments (1)	(14)	(61)
Balance at end of period	$71	$26

(1)

Adjustments result from changes in warranty cost estimates related to labor costs to repair products and frequency of warranty claims.

Note 9.  Income Taxes

The Company recorded a tax benefit of $63,000 and $46,000 respectively, for the three and six months ended September 26, 2008 primarily due to recognition during the three months ended September 26, 2008 of a benefit of $91,000 for a U.S. federal refundable credit as provided by the Housing and Economic Recovery Act of 2008 (“Act”). The Act, signed into law in July 2008, allows taxpayers to claim refundable alternative minimum tax or research and development credit carryovers if they forego bonus depreciation on certain qualified fixed assets placed in service from the period between April and December 2008. The Company estimated and recognized the credit based on fixed assets placed into service through the six months ended September 26, 2008. This benefit was offset by tax provisions related to its international operations.

The Company recorded a tax provision of $101,000 and $159,000, respectively, for the three and six months ended September 28, 2007 primarily for U.S. federal alternative minimum tax as well as for an increase in the Company’s unrecognized tax benefits related to tax positions in its international operations.

Effective the beginning of fiscal 2008, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition issues. During the three and six months ended September 26, 2008, the total gross unrecognized tax benefits did not change materially.

The Company conducts business globally, and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. As of September 26, 2008, tax years from 1999 in the United States and 2002 in the Company’s primary foreign jurisdictions remain open for examination. Although the timing of resolution and closure of audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next twelve months.

Note 10.  Financing Arrangements

The Company entered into a Business Loan Agreement and Security Agreement (Receivables) with Bank of America in fiscal 2005. The agreement, which has been renewed through November 2008, provides for a $7.0 million line of credit. The line is available both for cash advances and for standby letters of credit and bears interest at the bank’s prime rate (5.00% at September 26, 2008) for cash advances and at prime minus 1% for letters of credit (4.00% at September 26, 2008). The line is secured by the Company’s accounts receivable. The agreement requires immediate repayment of all amounts outstanding if the Company’s cash balance, defined as the sum of unrestricted cash (cash and cash equivalents) and short and long term investments, declines by more than $10.0 million during a quarter or by more than $30.0 million during the preceding twelve months. At September 26, 2008, $548,000 in letters of credit and no cash advances were outstanding. In May 2008, the line of credit terms were modified to exempt up to $10.0 million in repurchases of the Company’s common stock, and up to $20.0 million in repurchases of its 3¾% convertible senior notes from the calculation of cash balance changes. The term of this modification was through September 26, 2008. Because of this modification, the Company is not in default under the terms of the line of credit.

Note 11.  Contractual Obligations and Commercial Contingencies

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

In fiscal 2009, the Company repurchased and retired $29.8 million principal amount of outstanding 3¾% convertible senior notes in privately negotiated transactions. The Company recorded a net gain on extinguishment of debt of approximately $10.2 million, consisting of a $11.1 million gain resulting from the repurchase of debt at below principal, partially offset by a $961,000 write-off of unamortized deferred financing costs related to the repurchased debt. The net gain on these transactions was recorded as non-operating income.

Contingencies: In the normal course of business, the Company enters into contractual commitments to purchase services, materials, components, and finished goods from suppliers, mainly its primary contract manufacturer. Under the agreement with the primary contract manufacturer, the Company may incur certain liabilities, as described in Note 5, Inventories.

The Company’s other contractual obligations and contingencies decreased approximately $37.0 million from March 28, 2008 due in large part to the early extinguishment of a portion of the Company’s 3¾% convertible senior notes.

Note 12.  Stock-based Compensation

Stock Option and Award Plans:    The Company grants options to purchase shares of its common stock and is authorized to award restricted shares of common stock pursuant to the terms of its 2008 Equity Incentive Plan, its 1993 Stock Option Plan and its 1997 Stock Option Program (collectively “equity plans”). Upon stockholder approval of the 2008 Equity Incentive Plan in August 2008, the 1993 Stock Option Plan and the 1997 Stock Option Program were terminated, and all shares available for future grants of awards under those plans were terminated.

Stock options generally become exercisable ratably over a four-year period and expire after seven to ten years. Options may be granted to officers, employees, directors and independent contractors to purchase common stock at a price not less than 100% of the fair market value at the date of grant.

Restricted stock awards granted under the equity plans are independent of option grants and are subject to restrictions. Awards issued during fiscal 2007, 2008 and 2009 are subject to forfeiture if employment or services are terminated prior to the release of restrictions, which occurs on a ratable basis over one to two years from the date of grant. Until the restriction is released, the shares cannot be transferred. Upon the release of restriction, a portion of the released shares are repurchased from employees by the Company to satisfy withholding-tax obligations arising from the vesting of restricted stock awards. These shares have the same cash dividend and voting rights as other common stock and are considered as issued and outstanding. The cost of the awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse. The Company repurchased 29,207 and 46,866 shares from employees in the three and six month periods ending September 26, 2008, respectively.

Stock Compensation Expense:    In accordance with the provisions of SFAS No. 123(R), “Share Based Payment,” the Company recorded stock-based compensation expense as follows:

(in thousands)	Three Months Ended		Six Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Cost of revenue	$132	$73	$295	$129
Sales and marketing	346	169	650	282
Research and development	273	102	547	179
General and administrative	417	494	895	702
	$1,168	$838	$2,387	$1,292

The fair value of the Company’s stock option awards granted to employees was estimated using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Expected term, in years	5.14	5.24	5.14	5.24
Expected volatility	62.29%	55.49%	60.32%	55.55%
Risk-free interest rate	3.05%	4.23%	3.27%	4.73%
Expected dividends	—	—	—	—
Weighted average fair value	$1.80	$5.33	$2.34	$5.67

Note 13.  Stock Repurchase Plan

In the fourth quarter of fiscal 2008, the Board of Directors approved a stock repurchase plan for a period of up to twenty-four months. The Company had not repurchased any shares under the 2008 program as of March 28, 2008. In the first quarter of fiscal 2009 the Company repurchased 169,000 shares at an average price of $4.59 per share for a total price of $776,000. There were no repurchases under the 2008 program in the second quarter of fiscal 2009.

Note 14.  Litigation

The Company was the subject of a complaint filed against the Company and eight other defendants on August 16, 2007 by QPSX Developments 5 Pty Ltd., an Australian company, in the U.S. District Court for the Eastern District of Texas. The complaint alleged infringement of a patent relating to support of a plurality of virtual channel connections within a single virtual path in a digital communications network operating in the Asynchronous Transfer Mode (ATM) and sought an injunction and damages, including attorneys’ fees. During the second quarter of fiscal 2009 the Company settled this complaint.

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

Long-lived Assets:    We evaluate the carrying value of long-lived assets, including goodwill and other intangibles, at least annually and whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. At a minimum, we evaluate the carrying value of goodwill for impairment by applying a fair value-based test. We recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset including disposition are less than the carrying value of the asset. An impairment is measured as the amount by which the carrying value exceeds the fair value. We amortize intangible assets that have finite useful lives greater than a year, consisting primarily of purchased technology and rights to use technologies, trademark, customer list, and patents, over their estimated useful lives.

During the second quarter of fiscal 2009, we concluded the carrying value of the net assets of the Company exceeded the Company’s fair value, based on quoted market prices of the Company’s common stock. As such, we determined that an impairment analysis of long-lived assets should be performed prior to an impairment analysis of goodwill. We performed the analysis in accordance with SFAS 144 to determine the impairment of long-lived assets, if any, as there was an indication that the carrying amount of certain long-lived assets might not be recoverable. As a result of this impairment analysis, we recorded an impairment charge of $16.5 million, which is included in the captions “Impairment of long-lived assets” and “Impairment of goodwill and long-lived assets” in the accompanying condensed consolidated statements of operations and comprehensive income (loss). Of the total long-lived asset impairment, $12.5 million related to assets recorded in connection with the purchase of Quintum, $3.7 million related to a license and development agreement and $258,000 related to property and equipment.

We then performed an additional analysis, as required by SFAS 142, which indicated that a goodwill impairment loss was probable because the fair value of the Company including goodwill was less than the carrying value of the Company after the adjustments made for the impairment of long-lived assets. As a result, we recognized a goodwill impairment loss in the amount of $27.4 million which was the excess of the carrying value of goodwill of the Company over its implied fair value.

Other than those described above, there have been no significant changes to our policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended March 28, 2008.

Recent Accounting Pronouncements

See Note 1 of our Notes to Condensed Consolidated Financial Statements, Description of Business and Summary of Significant Accounting Policies, for recent accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements.

Changes to Previously Announced Balance Sheet Classifications

We have reclassified approximately $3.6 million reported as a liability in our press release dated October 28, 2008 to a contra asset in the condensed consolidated balance sheet presented in this quarterly report. This reclassification does not change our stockholders’ equity, cash flows or net loss reported in the aforementioned press release.

Results of Operations

Note: If not otherwise noted, all references to “2009” refer to the three and six months ended September 26, 2008; all references to “2008” refer to the comparable prior year period, that is, the three and six months ended September 28, 2007; and all references to “shifts”, “increases” or “decreases” refer to the current fiscal 2009 periods as compared to the comparable prior year fiscal 2008 periods.

The following table sets forth selected data derived from our condensed consolidated statements of operations expressed as a percentage of revenue for the periods presented:

	Three Months Ended		Six Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Percent of revenue
Product	79.2%	87.6%	78.3%	87.5%
Service	20.8	12.4	21.7	12.5
Total revenue	100.0	100.0	100.0	100.0

Product gross margin	(31.9)	58.7	(7.5)	58.7
Service gross margin	1.4	11.9	(1.1)	12.6
Total gross margin	(25.0)	53.0	(6.1)	52.9

Sales and marketing	30.7	17.1	33.6	17.1
Research and development	31.4	21.6	35.6	22.3
General and administrative	17.4	10.4	20.6	10.3
Restructure and other costs	0.9	0.2	1.1	0.1
Impairment of goodwill and long-lived assets	184.7	—	100.3	—
Total operating expenses	265.1	49.3	191.2	49.8
Income (loss) from operations	(290.1)	3.7	(197.3)	3.1

Interest income (expense), net	(0.8)	2.5	(0.8)	2.5
Gain on extinguishment of debt	34.8	—	29.8	—
Other income (expense), net	(0.7)	—	—	—
Income (loss) before taxes	(256.8)	6.2	(168.3)	5.6
Income tax provision (benefit)	(0.3)	0.4	(0.1)	0.3
Net income (loss)	(256.5)%	5.8%	(168.2)%	5.3%

Overview and Highlights

•

We recorded a non-cash impairment charge of $43.9 million for goodwill and long-lived assets. During the second quarter of fiscal 2009, we conducted impairment tests in accordance with SFAS 142 and SFAS 144 and determined there was significant impairment to goodwill and long-lived assets. Accordingly, we recorded impairment charges totaling $43.9 million principally relating to assets recorded in connection with the acquisition of Quintum in December 2007.

•

Total revenue in the second quarter of fiscal 2009 was 19% higher than in the first quarter of fiscal 2009 but 32% lower than in the second quarter of fiscal 2008. The decrease in total revenue was due to lower product revenue, particularly from government customers, due partly to delays in program spending.

•

Our sales to the government sector continue to account for a majority of our revenue yet such sales have declined substantially. Revenue from government customers represented 73% of total revenue in the second quarter of fiscal 2009. At $13.5 million, revenue from government customers was 47% lower than in the second quarter of fiscal 2008. For the six months ended September 26, 2008, revenue from government customers was $23.5 million, a 53% decline from the comparable period in the prior fiscal year. The declines were due to lower product sales to government customers.

•

Sales of voice-over-IP (VoIP) platforms contributed significantly to product revenue. In the second quarter and first six months of fiscal 2009, sales of VoIP platforms contributed 38% and 45%, respectively, of product revenue. Our VX Series is a VoIP platform with advanced network control and security features. In addition to secure voice applications for the government, the VX Series platform provides enterprise customers with telephony integration for unified communications and unified messaging. In the third quarter of fiscal 2008, we augmented our VoIP product portfolio with the acquisition of Quintum and its Tenor product line.

•

We have retired $29.8 million of convertible debt. In the first six months of fiscal 2009, we used $18.7 million of cash to repurchase some of our 3¾% convertible senior notes at a discount. We also bought back $943,000 of common stock, mostly through open-market purchases under a buy-back program and, to a small extent, through direct purchases from employees to satisfy tax withholdings on the vesting of restricted stock.

Revenue

(in thousands)	Three Months Ended			Six Months Ended
	September 26, 2008	September 28, 2007	Change	September 26, 2008	September 28, 2007	Change
Product	$14,658	$23,953	(38.8)%	$26,697	$46,944	(43.1)%
Service	3,857	3,379	14.1	7,392	6,729	9.9
Total revenue	$18,515	$27,332	(32.3)%	$34,089	$53,673	(36.5)%

Total revenue was significantly lower than in fiscal 2008 due principally to reduced orders from government customers. The federal government defense and communications budgets continued to get pushed out in 2009 and funding for specific programs was delayed. The reduction in revenue from government customers was offset somewhat by increased revenue from commercial customers as a result of the acquisition of Quintum.

Product revenue decreased from fiscal 2008 primarily due to the shortfall in government customer orders. Product revenue for the second quarter year-to-date period was lower than in the comparable prior period for all product lines, excluding Quintum products, for which there was no comparative data as we acquired Quintum late in the third quarter of fiscal 2008. We do not expect our government business to expand beyond a level consistent with that realized in the second quarter of fiscal 2009 any earlier than such time as a new U.S. government budget is approved and government spending returns to prior levels.

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

(in thousands)	Three Months Ended		Six Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Promina product revenue	$6,061	$13,009	$11,160	$26,254
% of product revenue	41.3%	54.3%	41.8%	55.9%
VoIP platform product revenue	$5,565	$7,938	$12,070	$14,144
% of product revenue	38.0%	33.1%	45.2%	30.1%
Revenue from government customers	$13,451	$25,384	$23,513	$49,979
% of total revenue	72.6%	92.9%	69.0%	93.1%

Service revenue increased slightly in fiscal 2009, due mostly to an increase in service to government customers. Significant fluctuations in service revenue can occur as a result of factors affecting the timing of the recognition of revenue, including customer deployment schedules and contractual acceptance provisions.

Gross Margin

	Three Months Ended		Six Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Product gross margin	(31.9)%	58.7%	(7.5)%	58.7%
Service gross margin	1.4	11.9	(1.1)	12.6
Total gross margin	(25.0)%	53.0%	(6.1)%	52.9%

Total gross margin decreased in fiscal 2009 compared to fiscal 2008 primarily as a result of decreased product gross margin.

Product gross margin in fiscal 2009 declined primarily as a result of:

•

Impairment charges of $9.7 million recorded in the second quarter of 2009. See “Impairment of goodwill and long-lived assets” below.

•

Fixed costs being absorbed by lower revenue. In the second quarter of fiscal 2009, fixed manufacturing costs represented 10.8% of revenue compared to 8.3% of revenue in the prior year comparable period. In the first six months of fiscal 2009, fixed manufacturing costs represented 12.4% of revenue compared to 7.7% of revenue in the prior year comparable period.

•

Higher inventory reserves. In fiscal 2009, we took significant reserves for inventory as a result of lower-than-expected product demand. At September 26, 2008 inventory reserves represented 16.2% of year-to-date product revenue compared to 1.4% at September 28, 2007. The largest portion of these reserves are due to delayed government programs involving our NX5010 product. These delays could affect demand for our current inventory for this product, as a new generation of the product is expected next year. We currently believe the unreserved inventory balances on hand and owned by our contract manufacturer, of approximately $200,000, will be sold prior to the adoption of the new generation products. However, we will continue to evaluate this inventory for possible impairment.

•

Amortization of developed technology acquired from Quintum. The amounts charged to product cost represented 1.6% of product revenue in the second quarter of fiscal 2009 and 2.2% in the first six months of fiscal 2009. There was no expense in the comparable fiscal 2008 periods as the Quintum acquisition did not occur until late in the third quarter of fiscal 2008. There will be no future amortization of developed technology acquired from Quintum as we recorded an asset impairment charge for the full carrying value of developed technology in the second quarter of fiscal 2009. See “Impairment of goodwill and long-lived assets” below.

•

Change in product mix. With the decrease in government Promina revenue, and the acquisition of Quintum, we have seen a decrease in margins related to product mix, as our Promina product line generally has margins that exceed those of our newer VoIP products by more than ten percentage points.

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

Operating Expenses

(in thousands)	Three Months Ended			Six Months Ended
	September 26, 2008	September 28, 2007	Change	September 26, 2008	September 28, 2007	Change
Sales and marketing	$5,692	$4,667	22.0%	$11,440	$9,203	24.3%
Research and development	5,821	5,918	(1.6)	12,128	11,968	1.3
General and administrative	3,222	2,835	13.7	7,013	5,526	26.9
Restructure and other costs	152	51	198.0	394	52	657.7
Impairment of goodwill and long-lived assets	34,197	—	100.0	34,197	—	100.0
Total operating expenses	$49,084	$13,471	264.4%	$65,172	$26,749	143.6%

Total operating expenses increased in fiscal 2009 due primarily to charges for the impairment of goodwill and long-lived assets. The acquisition of Quintum, in the third quarter of fiscal 2008, also contributed to the overall increase in operating expenses in fiscal 2009.

Sales and marketing expenses increased primarily due to the acquisition of Quintum, whose operations contributed $1.1 million and $2.5 million in expense for the second quarter and first six months of fiscal 2009, respectively. A portion of the Quintum-related expenses resulted from amortization of purchased intangible assets, which was $266,000 and $664,000 for the 2009 second quarter and year-to-date periods, respectively. There will be no remaining amortization of purchased intangible assets acquired from Quintum. Apart from Quintum operations, changes in sales and marketing expenses were as follows:

•

Stock-based compensation, which fluctuates as new awards are granted and expense recognition for prior awards is completed, was higher by $112,000 and $263,000 for the second quarter and first six months of fiscal 2009, respectively.

•

Sales commissions were lower by $88,000 and $201,000 for the second quarter and first six months of fiscal 2009, respectively, reflecting lower sales.

•

Salary and other employee compensation was higher by $132,000 and lower by $106,000 for the second quarter and first six months of fiscal 2009, respectively, due to changes in headcount.

•

Other sales and marketing expenses, including consulting and marketing communications, were lower by $24,000 and higher by $306,000 for the second quarter and first six months of fiscal 2009, respectively.

•

Allocations of shared expenses, including facilities and information technology costs were lower by $237,000 and $479,000 for the second quarter and first six months of fiscal 2009, respectively, principally due to readjustments of allocations to reflect actual utilization of facilities and services.

Research and development expenses were slightly lower in the second quarter of fiscal 2009 than in the comparable prior year period. Quintum operations contributed $922,000 and $1.8 million to research and development costs in the 2009 second quarter and year-to-date periods, respectively. Apart from Quintum operations, changes in research and development expenses were as follows:

•

Stock-based compensation was higher by $54,000 and $142,000 for the second quarter and first six months of fiscal 2009, respectively.

•

Salary and other employee compensation was lower by $310,000 and $592,000 for the second quarter and first six months of fiscal 2009, respectively, due principally to external funding of costs and headcount reductions. In the second quarter and first six months of fiscal 2009 research and development costs of approximately $250,000 and $563,000, respectively, were funded externally. Those costs will be recognized upon achievement of revenue-related milestones.

•

Other research and development expenses, including software, engineering and manufacturing production related costs, were lower by $301,000 and $294,000 for the second quarter and first six months of fiscal 2009.

•

Allocations of shared expenses, including facilities and information technology costs were lower by $270,000 and  by $547,000 for the second quarter and first six months of fiscal 2009, respectively, principally due to readjustments of allocations to reflect actual utilization of facilities and services.

General and administrative expenses increased primarily as a result of the acquisition of Quintum and other factors. Quintum operations contributed $480,000 and $972,000 to general and administrative costs in the second quarter and first six months of fiscal 2009, respectively. Amortization of intangible assets relating to the Quintum acquisition was $35,000 and $88,000 in the second quarter and first six months of fiscal 2009, respectively. There will be no remaining amortization of intangible assets acquired from Quintum. Apart from Quintum operations, changes in general and administrative expenses were as follows

•

Stock-based compensation was lower by $122,000 and higher by $111,000 for the second quarter and first six months of fiscal 2009, respectively. These changes were due in part to fiscal 2008 stock-based compensation relating to a retiring board member that was not duplicated in fiscal 2009.

•

Salary and other employee compensation was lower by $109,000 and $290,000 for the second quarter and first six months of fiscal 2009, respectively, due principally to headcount reductions.

•

Consulting expense was higher by $110,000 and $200,000 for the second quarter and first six months of fiscal 2009, respectively due principally to utilization of consultants to augment staff.

•

Other general and administrative expenses, consisting principally of legal, accounting and taxation services fees were lower by $141,000 and higher by $157,000 for the second quarter and first six months of fiscal 2009, respectively. The increase in legal expenses for the first six months of fiscal 2009 was due in part to costs related to the settlement of a legal complaint in the first quarter of fiscal 2009.

•

Allocations of shared expenses, including facilities and information technology costs increased by $169,000 and by $337,000 for the second quarter and first six months of fiscal 2009, respectively, principally due to readjustments of allocations to reflect actual utilization of facilities and services.

Restructuring charges in fiscal 2009 related to headcount reductions.

Impairment of goodwill and long-lived assets charges totaling $43.9 million were recorded in the second quarter of fiscal 2009. Of this total, $9.7 million was charged to costs of revenue and $34.2 million was charged to operating expenses.

The process of evaluating the potential impairment of goodwill and long-lived assets is highly subjective and requires significant judgment at many points during the analysis. In the first quarter of fiscal 2009, while the Company’s long term business projections did not change, we experienced a decline in market capitalization. In the second quarter of fiscal 2009, this decline in market capitalization had been sustained for a long enough period of time to warrant an impairment review of our goodwill and long-lived assets of the Company. We performed an impairment analysis of our goodwill and long-lived assets, in the second quarter of fiscal 2009, pursuant to SFAS 142 and SFAS 144.

We concluded the carrying value of our net assets exceeded our fair value, based on quoted market prices of our common stock. As such, we determined that an impairment analysis of long-lived assets should be performed prior to an impairment analysis of goodwill. We performed the analysis in accordance with SFAS 144 to determine the impairment of long-lived assets, if any, as there was an indication that the carrying amount of certain long-lived assets might not be recoverable. As a result of this impairment analysis, we recorded an impairment charge of $16.5 million, which is included in the captions “Impairment of goodwill and long-lived assets” in the accompanying condensed consolidated statements of operations and comprehensive income (loss). Of the total long-lived asset impairment, $12.5 million related to assets recorded in connection with the purchase of Quintum, $3.7 million related to a license and development agreement and $258,000 related to property and equipment.

Next, we performed an additional analysis, as required by SFAS 142, which indicated that a goodwill impairment loss was probable because the fair value of the Company including goodwill was less than the carrying value of the Company after the adjustments made for the impairment of long-lived assets. We recognized an impairment loss in the amount of $27.4 million which was the excess of the carrying value of goodwill over its implied fair value.

The following table lists the assets that were impaired in accordance with SFAS 142 and SFAS 144, including the net carrying value, the impairment losses, and the net carrying value at September 26, 2008:

(in thousands)	Net Carrying Value Before Impairment	Impairment Losses	Other Activities Subsequent to Impairment Losses	Net Carrying Value as of September 26, 2008

Property and equipment, net	$8,609	$(258)	$(307)	$8,044
Goodwill	27,441	(27,441)	—	—
Purchased intangibles, net	12,533	(12,533)	—	—
Other assets	3,706	(3,706)	—	—
	$52,289	$(43,938)	$(307)	$8,044

Non-Operating Items

(in thousands)	Three Months Ended			Six Months Ended
	September 26, 2008	September 28, 2007	Change	September 26, 2008	September 28, 2007	Change
Interest income	$993	$1,131	(12.2)%	$2,205	$2,280	(3.3)%
Interest expense	$(1,135)	$(456)	148.9%	$(2,452)	$(913)	168.6%
Gain on extinguishment of debt	$6,437	$—	100.0%	10,151	—	100.0%
Other income (expense), net	$(136)	$14	(1,071.4)%	$(23)	$(7)	228.6%

Interest income was lower in fiscal 2009 as the effect of higher average cash balances on interest income was more than offset by lower interest rates earned on investments. Interest expense was higher in fiscal 2009 as a result of the December 2007 issuance of 3¾% convertible senior notes.

In fiscal 2009, we repurchased $29.8 million of our outstanding 3 ¾% convertible senior notes at a discount to the original issue price. We realized a gain of $10.2 million, consisting of an $11.1 million gain resulting from the repurchase of debt at below principal, partially offset by a write-off of $961,000 of unamortized deferred financing costs related to the repurchased debt.

Other income (expense), net, was comprised of:

(in thousands)	Three Months Ended		Six Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Gain (loss) on foreign exchange	$(255)	$18	$(195)	$(4)
Realized gains on investments	117	2	182	4
Other	2	(6)	(10)	(7)
	$(136)	$14	$(23)	$(7)

Income Tax Provision

Income tax benefit was $63,000 and $46,000, respectively for the three and six months ended September 26, 2008 and a provision of $101,000 and $159,000, respectively, for the comparable periods ended September 28, 2007. The income tax benefit for the three and six months ended September 26, 2008 was primarily due to recognition during the three months ended September 26, 2008 of a benefit of $91,000 for a U.S. federal refundable credit as provided by the Housing and Economic Recovery Act of 2008 (“Act”). The Act, signed into law in July 2008, allows taxpayers to claim refundable alternative minimum tax or research and development credit carryovers if they forego bonus depreciation on certain qualified fixed assets placed in service from the period between April and December 2008. We estimated and recognized the credit based on fixed assets placed into service through the six months ended September 26, 2008. This benefit was offset by tax provisions for international operations. The provision for the three and six months ended September 28, 2007 was primarily for U.S. federal alternative minimum tax as well as for an increase in our unrecognized tax benefits related to tax positions in our international operations.

Effective the beginning of fiscal 2008, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition issues. During the three and six months ended September 26, 2008, the total gross unrecognized tax benefits did not change materially.

We conduct business globally, and, as a result, file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world. As of September 26, 2008, tax years from 1999 in the United States and 2002 in our primary foreign jurisdictions remain open for examination. Although the timing of resolution and closure of audits is highly uncertain, we do not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next twelve months.

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been our cash balances, cash provided by operating activities, debt financings, and committed credit lines.

Cash Balances:  As of September 26, 2008, we had cash balances of $131.6 million, including cash and cash equivalents and short-term investments, as compared to $165.7 million as of March 28, 2008. Our cash balances at September 26, 2008 are invested approximately 82% in U.S. government and municipal agency investments and cash equivalents, primarily money market funds. The remainder consists of corporate bonds and asset-backed securities, none of which are sub-prime residential mortgages. We have no auction rate securities.

Cash Flows from Operating Activities: Net cash used in operating activities was $11.6 million in fiscal 2009 compared to $1.7 million in fiscal 2008. The increase of $9.9 million in net cash used in operating activities was primarily the result of the fiscal 2009 net loss as compared to net income in fiscal 2008 (after allowing for the non-cash charge for impairment of goodwill and long-lived assets in fiscal 2009), the effect of the non-cash gain on extinguishment of debt, and increases in cash used in accounts payable and accrued liabilities activities. The effect of these uses of cash was partially offset by increases in cash provided by accounts receivable collections and inventory reductions. In addition, depreciation, amortization and accretion was higher in fiscal 2009, due principally to the effect of non-cash amortization expenses associated with the acquisition of Quintum late in the third quarter of fiscal 2008. Stock-based compensation expense was also higher in fiscal 2009 as a result of an increased use of stock options and awards for employee recruitment and retention as well as stock options and awards granted to Quintum employees. Stock-based compensation expense, and its effect upon cash flows from operating activities, fluctuates as new awards are granted and expense recognition for prior awards is completed.

Days sales outstanding (DSO) was 57 days and 53 days at September 26, 2008 and September 28, 2007, respectively. Our target DSO is between 60 and 70 days. The relatively low DSO at September 26, 2008 resulted from a decline in revenue from the prior quarter. The relatively low DSO at September 28, 2007 resulted from the pattern of sales in the first quarter of fiscal 2008, which was more linear than usual and allowed more receivables to be collected by the end of that quarter.

Cash Flows from Investing Activities:  Net cash used in investing activities was $2.6 million in fiscal 2009 and $9.2 million in fiscal 2008. The decrease in net cash used in investing activities resulted from fewer capital expenditures in fiscal 2009 and from an investment in technology in fiscal 2008 that was not repeated in fiscal 2009. Also the excess of purchases of short-term investments over proceeds from sales and maturities decreased in fiscal 2009 to $1.8 million compared to $5.9 million in fiscal 2008.

Cash Flows from Financing Activities:  Net cash used in financing activities in fiscal 2009 was $19.6 million compared to $11.5 million of cash provided by financing activities in fiscal 2008. In fiscal 2009 we paid $18.7 million to repurchase a portion of our outstanding 3¾% convertible senior notes and $943,000 to repurchase common stock on the open market, primarily under our 2008 stock repurchase plan. Cash provided by proceeds from exercises of stock options was minimal in fiscal 2009 compared to $11.6 million in fiscal 2008. We believe future proceeds to us from the issuance of common stock under employee stock plans will be affected primarily by fluctuations in our stock price.

Non cash Investing Activities:  The primary non-cash investing activity in fiscal 2009 was an unrealized loss on available-for-sale securities of $1.7 million. In fiscal 2008 our most significant non-cash investing activity was the accrual of $1.3 million for a license fee that was paid in the third quarter of fiscal 2008.

Stock Repurchase Plan:  On February 27, 2008, the Board of Directors approved a stock repurchase plan for a period of up to twenty-four months. In the first quarter of fiscal 2009, the Company repurchased 169,000 shares at an average price of $4.59 per share for a total price of $776,000.

Credit Lines:  We entered into a Business Loan Agreement and Security Agreement (Receivables) with Bank of America in fiscal 2005. The agreement, which has been renewed through November 2008, provides for a $7.0 million line of credit that is available both for cash advances and for standby letters of credit. It bears interest at the bank’s prime rate (5.00% at September 26, 2008) for cash advances and at prime minus 1% for letters of credit (4.00% at September 26, 2008). The line is secured by our accounts receivable. The agreement requires immediate repayment of all amounts outstanding if our cash balance, defined as the sum of unrestricted cash (cash and cash equivalents) and short and long-term investments, declines more than $10.0 million from the previous quarter or $30.0 million during the preceding twelve months. At September 26, 2008, $548,000 in letters of credit and no cash advances were outstanding. In May 2008, the line of credit terms were modified to exempt up to $10.0 million in stock repurchases, and up to $20.0 million in 3¾% convertible senior notes repurchases from the calculation of cash balance changes. The term of this modification was through September 26, 2008. Because of this modification, we are not in default under the terms of the line of credit.

Contractual Obligations and Commercial Commitments:  Our contractual obligations consist of facilities leases with noncancellable terms in excess of one year, principal and interest on our 3 ¾% convertible senior notes and our 7¼% redeemable convertible subordinated debentures, a license and development agreement with a third party to develop new products, and $587,000 of long-term income taxes payable as of September 26, 2008 related to uncertain tax positions.

The Company’s contractual obligations and contingencies decreased from March 28, 2008 to September 26, 2008 primarily due to the repurchase and retirement of a portion of the outstanding 3¾% convertible senior notes issued in December 2007. The following table provides a summary of our long-term debt and related interest payments as updated for the repurchase, in fiscal 2009, of $29.8 million principal amount of the 3¾% convertible senior notes:

Contractual Obligations (in thousands)	Total	2009	2010 to 2011	2012 to 2013	After 2013

Long-term debt	$79,906	$—	$—	$—	$79,906
Interest on long-term debt	$24,202	$1,931	$7,722	$7,722	$6,827

There was no significant change to our other contractual obligations in the first six months of fiscal 2009.

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

At September 26, 2008, our contract manufacturer held approximately $14.0 million of inventory related to our products, and we had $8.8 million on deposit, which is included in prepaid expenses and other assets on the condensed consolidated balance sheets, net of a reserve of $3.6 million. Additional deposits may be required under the terms of the agreement.

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund operations through at least the next twelve months. We believe the most strategic uses of our cash resources in the near term will include investments in new technologies, acquisitions, and working capital.

Off-Balance Sheet Arrangements:  Other than the commitments described above, there are no other off-balance sheet arrangements that are reasonably likely to materially affect our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following are the material changes for the six months ended September 26, 2008 from the information reported under Part II, Item 7A of our Form 10-K for the fiscal year ended March 28, 2008:

The fair market value of our 3 ¾% convertible senior notes is sensitive to changes in interest rates and to the price of our common stock into which it can be converted as well as our financial stability. In the six months ended September 26, 2008 we repurchased and retired $29.8 million principal amount of notes. The yield to maturity on the notes is fixed, therefore the interest expense on the debt does not fluctuate with interest rates.

The estimated fair values of the Company’s financial instruments at September 26, 2008 and March 28, 2008 were as follows:

	September 26, 2008		March 28, 2008
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Short-term investments	$121,565	$121,565	$121,412	$121,412
Liabilities:
Convertible senior notes	$55,200	$32,706	$85,000	$66,513
Convertible subordinated debentures	$24,706	$19,765	$24,706	$22,730

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Section 13(a) or Section 15(d), management, under the supervision and with the participation of the chief executive officer (CEO) and chief financial officer (CFO), evaluated the effectiveness of our disclosure controls and procedures at the end of the period covered by this report as well as any changes in disclosure controls and procedures that occurred during the period covered by this report. Our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were effective as of September 26, 2008.

No changes in our internal control over financial reporting occurred during the quarter ended September 26, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was the subject of a complaint filed against the Company and eight other defendants on August 16, 2007 by QPSX Developments 5 Pty Ltd., an Australian company, in the U.S. District Court for the Eastern District of Texas. The complaint alleged infringement of a patent relating to support of a plurality of virtual channel connections within a single virtual path in a digital communications network operating in the Asynchronous Transfer Mode (ATM) and sought an injunction and damages, including attorneys’ fees. During the second quarter of fiscal 2009, the Company settled this complaint.

ITEM 1A. RISK FACTORS

Our business is subject to the risks and uncertainties described in our most recent annual report on Form 10-K, as updated and supplemented below. There may be additional risks that have not yet been identified and risks that are not material now but could become material. Any one of these risks could hurt our business, results of operations or financial condition. Investors should carefully review the risk factors described in our most recent Annual Report on Form 10-K, our most recently filed Form 10-Q and the following:

If we cannot meet the New York Stock Exchange (“NYSE”) continued listing requirements, the NYSE may delist our common stock, which would have an adverse effect on the liquidity and market price of our common stock.

Our common stock is currently listed on the NYSE. The NYSE has standards that companies must meet for continued listing on the exchange. Among the standards applicable to the Company is a two-part test, under which the Company will be below the standard if (i) our stockholders’ equity is less than $75 million and (ii) our market capitalization is less than $75 million over 30 consecutive trading days. Our last reported stockholders’ equity, as shown on the balance sheet of September 26, 2008 included in this report, was $67.6 million; and as of October 31, 2008, the rolling 30-day average price of our common stock was such that our market capitalization may fall below $75 million. If we fall below the continued listing standards, we will receive a notification letter from the NYSE to that effect. We would then have an opportunity to submit a plan, subject to the NYSE’s approval, to satisfy the standards within 18 months. If at the end of the cure period, or if we fail to meet the NYSE's other continued listing requirements during the cure period, our common stock will be subject to delisting. Upon delisting, we expect that our common stock would continue to be traded “over the counter” OTC, which has reduced requirements. Nonetheless, a delisting of our common stock from the NYSE would reduce the liquidity of our common stock, would prevent some investors from holding or acquiring our common stock, and would impair our ability to raise equity financing or otherwise access the public capital markets, any or all of which could negatively affect the market price of our common stock.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Common Stock

The following table reflects purchases made by the Company of its common stock during the quarter ended September 26, 2008:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
June 28 – July 25, 2008	—	—	—	$19,224,000
July 26 – August 22, 2008	29,207	$2.89	—	$19,224,000
August 23 – September 26, 2008	—	—	—	$19,224,000
	29,207	$2.89	—	$19,224,000

(1)

29,207 shares were acquired directly from employees as payment of tax withholding obligations upon vesting of restricted stock awards.

(2)

In February 2008, the Board of Directors approved and the Company publicly announced a plan providing for the repurchase of up to $20 million of the Company’s common stock. The repurchase plan will continue for up to twenty-four months from the date of effectiveness, which was February 27, 2008.

3¾% convertible senior notes

The following table reflects purchases made by the Company of its 3¾% convertible senior notes during the quarter ended September 26, 2008:

Fiscal Period	Total Number of Units Purchased (1)	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units That May Yet Be Purchased Under the Publicly Announced Plans or Programs
June 28 – July 25, 2008			—	—
July 26 – August 22, 2008	13,750,000	$0.60	—	—
August 23 – September 26, 2008	3,585,000	$0.60	—	—
	17,335,000	$0.60	—	—

(1)

The amounts shown represent the aggregate principal amounts, in dollars, which were acquired in privately negotiated transactions.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 8, 2008, the Company held its Annual Meeting of Stockholders at the Company’s headquarters in Fremont, California. More than 87% of the 29,379,228 outstanding shares of common stock of the Company entitled to vote were properly represented by proxy at the meeting. The stockholders voted to re-elect Frederick D. D’Alessio as a Class III director for a three-year term, with 24,473,243 shares voted in favor and 1,132,532 shares withheld. The stockholders voted to re-elect C. Nicholas Keating, Jr. as a Class III director for a three-year term, with 25,007,501 shares voted in favor and 598,274 shares withheld. The stockholders voted to ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending March 27, 2009, with 25,235,203 shares voting in favor, 362,371 shares voting against, and 8,200 shares abstaining. The stockholders also approved an amendment to the Company’s Certificate of Incorporation to increase the authorized number of shares of common stock that the Company is authorized to issue from 50,000,000 shares to 75,000,000 shares with 25,176,929 shares voting in favor, 412,241 shares voting against, and 16,605 shares abstaining; and the stockholders approved the 2008 Equity Incentive Plan with 11,126,319 shares voting in favor, 7,187,646 shares voting against, and 19,743 shares abstaining.

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

Dated:  November 4, 2008

NETWORK EQUIPMENT
TECHNOLOGIES, INC.

/s/ C. NICHOLAS KEATING, JR.
C. Nicholas Keating, Jr.
President and Chief Executive Officer

/s/ JOHN F. MCGRATH, JR.

John F. McGrath, Jr.
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)