Form 10-Q
period 2008-12-26
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2009-02-04
CIK 752431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒

Quarterly Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934
For the quarterly period ended December 26, 2008.

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
☐ Yes  ☒ No

The number of shares outstanding of the registrant's Common Stock, par value $.01, as of January 23, 2009 was 29,218,000.

NETWORK EQUIPMENT TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited — in thousands, except par value)

	December 26, 2008	March 28, 2008
Current assets:
Cash and cash equivalents	$11,187	$44,246
Short-term investments	89,253	121,412
Restricted cash	1,150	—
Accounts receivable, net of allowances of $376 at December 26, 2008 and $452 at March 28, 2008	12,009	23,174
Inventories	7,953	9,986
Prepaid expenses and other assets	11,138	8,031
Total current assets	132,690	206,849
Property and equipment, net	7,254	9,459
Goodwill	—	27,441
Purchased intangible assets, net	—	13,876
Other assets	4,646	11,708
Total assets	$144,590	$269,333
Current liabilities:
Accounts payable	$6,118	$9,968
Accrued liabilities	14,629	17,821
Total current liabilities	20,747	27,789
Long-term liabilities:
3¾% convertible senior notes	13,000	85,000
7¼% redeemable convertible subordinated debentures	23,706	24,706
Other long-term liabilities	5,424	6,295
Total long-term liabilities	42,130	116,001
Commitments and contingencies – Note 11
Stockholders’ equity:
Preferred stock ($0.01 par value; 5,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 75,000 shares authorized; 29,235 and 29,248 shares outstanding at December 26, 2008 and March 28, 2008)	292	292
Additional paid-in capital	244,724	241,171
Treasury stock	(9,092)	(7,842)
Accumulated other comprehensive income (loss)	(806)	1,105
Accumulated deficit	(153,405)	(109,183)
Total stockholders’ equity	81,713	125,543
Total liabilities and stockholders’ equity	$144,590	$269,333

See accompanying notes to condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited — in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 26, 2008	December 28, 2007	December 26, 2008	December 28, 2007
Revenue:
Product	$15,304	$25,480	$42,001	$72,424
Service	3,668	3,559	11,060	10,288
Total revenue	18,972	29,039	53,061	82,712
Costs of revenue:
Cost of product	6,841	11,672	25,789	31,061
Cost of service	3,529	3,052	11,006	8,933
Impairment of long-lived assets	—	—	9,741	—
Total cost of revenue	10,370	14,724	46,536	39,994
Gross margin	8,602	14,315	6,525	42,718
Operating expenses:
Sales and marketing	5,159	5,076	16,599	14,279
Research and development	5,123	5,783	17,251	17,751
General and administrative	2,872	2,774	9,885	8,300
Restructure and other costs	1,420	27	1,814	79
Impairment of goodwill and long-lived assets	—	—	34,197	—
Total operating expenses	14,574	13,660	79,746	40,409
Income (loss) from operations	(5,972)	655	(73,221)	2,309
Interest income	868	1,242	3,073	3,522
Interest expense	(833)	(566)	(3,285)	(1,479)
Gain on extinguishment of debt	18,776	—	28,927	—
Other income and expense, net	322	254	299	247
Income (loss) before taxes	13,161	1,585	(44,207)	4,599
Income tax provision	61	47	15	206
Net income (loss)	$13,100	$1,538	$(44,222)	$4,393
Basic net income (loss) per share	$0.45	$0.06	$(1.53)	$0.16
Diluted net income (loss) per share	$0.42	$0.05	$(1.53)	$0.16
Common and common equivalent shares:
Basic	28,847	27,779	28,856	26,939
Diluted	32,500	28,858	28,856	27,997
Condensed Consolidated Statements of Comprehensive Income (Loss):
Net income (loss)	$13,100	$1,538	$(44,222)	$4,393
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(1,468)	(98)	(1,864)	7
Gross unrealized holding gains on available-for-sale securities	1,938	290	428	586
Reclassification of recognized gains from available-for-sale securities	(293)	(202)	(475)	(206)
Comprehensive income (loss)	$13,277	$1,528	$(46,133)	$4,780

See accompanying notes to condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited — in thousands)

	Nine Months Ended
	December 26, 2008	December 28, 2007
Cash and cash equivalents at beginning of period	$44,246	$10,479
Cash flows from operating activities:
Net income (loss)	(44,222)	4,393
Adjustments required to reconcile net income (loss) to net cash used in operating activities:
Depreciation, amortization, and accretion	4,675	4,437
Impairment of goodwill and long-lived assets	43,938	—
Loss on disposition of property and equipment	4	147
Stock-based compensation expense	3,484	2,061
Excess tax benefit from stock-based compensation expense	—	(107)
Gain on extinguishment of debt	(28,927)	—
Changes in assets and liabilities:
Accounts receivable	11,165	(4,160)
Inventories	2,033	(122)
Prepaid expenses and other assets	(2,466)	(4,689)
Accounts payable	(3,850)	1,705
Accrued liabilities	(4,140)	931
Net cash provided by (used in) operating activities	(18,306)	4,596
Cash flows from investing activities:
Purchase of short-term investments	(48,264)	(62,928)
Proceeds from sales and maturities of short-term investments	80,376	56,414
Acquisition of business, net of acquired cash and cash equivalents	—	(21,150)
Payment for license and development arrangement	—	(2,500)
Purchases of property and equipment	(826)	(2,735)
Increase in restricted cash	(1,150)	—
Net cash provided by (used in) investing activities	30,136	(32,899)
Cash flows from financing activities:
Issuance of convertible senior notes, net of issue costs of $2,784	—	82,216
Repayment of acquired Quintum debt	—	(2,095)
Issuance of common stock	46	12,670
Repurchase of common stock	(1,254)	(420)
Repurchase of 3¾% convertible senior notes	(41,176)	—
Repurchase of 7¼% redeemable convertible subordinated debentures	(640)	—
Excess tax benefit from stock-based compensation	—	107
Net cash provided by (used in) financing activities	(43,024)	92,478
Effect of exchange rate changes on cash	(1,865)	7
Net increase (decrease) in cash and cash equivalents	(33,059)	64,182
Cash and cash equivalents at end of period	$11,187	$74,661

Other cash flow information:
Cash paid during the period for:
Interest	$4,478	$1,791
Non-cash investing activities:
Common stock issued in acquisition of business	—	20,955
Net unrealized gains (losses) on available-for-sale securities	$(47)	$380
Taxes paid for income, net of excess tax benefit from stock-based compensation of $0 at December 26, 2008 and $107 at December 28, 2007	$11	$42

See accompanying notes to the condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements

Note 1.  Description of Business and Summary of Significant Accounting Policies

Nature of Business:  Network Equipment Technologies, Inc. (the Company or NET) provides network and VoIP solutions to enterprises and government agencies that seek to reduce the cost to deploy next generation unified and secure communications applications. For a quarter of a century, NET has delivered solutions for multi-service networks requiring high degrees of versatility, security and performance. Today, the Company’s broad family of products enables interoperability and integration with existing networks for migration to secure IP-based communications. Broadening NET’s voice solutions, Quintum Technologies (Quintum), now a part of NET, is a VoIP innovator whose applications bring the reliability and clarity of public telephone networks to Internet telephony and unified communications. NET was founded in 1983.

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

The Company’s fiscal year ends on the last Friday in March. In most years, the fiscal year is 52 weeks, with each quarter comprised of thirteen weeks, which allows comparability of quarter over quarter results. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position as of December 26, 2008, the results of operations for the three and nine months ended December 26, 2008 and December 28, 2007, and the cash flows for the nine months ended December 26, 2008 and December 28, 2007.

These financial statements should be read in conjunction with the March 28, 2008 audited consolidated financial statements and notes thereto. The results of operations for the three and nine months ended December 26, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending March 27, 2009 or any future period.

Restricted Cash:  Restricted cash consists of cash collateral related to letters of credit for leases in the United States and cash collateral for foreign letters of credit.

Recently Issued Accounting Standards:  In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States of America for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Any effect of applying the provisions of SFAS 162 is to be reported as a change in accounting principle in accordance with SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3. The Company will adopt SFAS 162 once it is effective and is currently evaluating the effect that the adoption will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133 (SFAS 161) which enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. The Company is currently evaluating the effect, if any, that the adoption of SFAS 161 will have on its consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings and disclosed. SFAS 159 was effective for the Company beginning in the first quarter of fiscal 2009. The Company currently does not have any instruments for which it has elected the fair value option. Therefore, the adoption of SFAS 159 has not affected the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157) which defines fair value, establishes a framework for measuring fair value, and expands disclosure of fair value measurements. SFAS 157 is applied under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The Company adopted the provisions of SFAS 157 effective as of the beginning of fiscal 2009, except for certain nonfinancial assets and liabilities for which the effective date has been deferred by one year in accordance with FASB Staff Position No. 157-2, Effective Date of FASB Measurement No. 157. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s condensed consolidated financial statements. See Note 4, Financial Instruments. The major categories of the remaining assets and liabilities that are measured at fair value on a non-recurring basis, for which the Company has not applied the provisions of SFAS 157, are as follows: accrued restructure cost and convertible debt. The Company is currently in the process of assessing the impact the adoption of SFAS 157 will have on its consolidated financial statements and related disclosures for the remaining assets and liabilities, effective March 28, 2009.

With the exception of the recently issued accounting standards discussed above, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended December 26, 2008, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2008 and the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended June 27, 2008 and September 26, 2008, that are of significance or potential significance to the Company.

Note 2.  Goodwill and Long-lived Assets

Fiscal 2009 Impairment: The process of evaluating the potential impairment of goodwill and long-lived assets is highly subjective and requires significant judgment at many points during the analysis. In the first quarter of fiscal 2009, while the Company’s long term business projections did not change, the Company experienced a decline in its market capitalization due to decreased revenue in the first quarter of fiscal 2009 resulting from a delay in certain government programs. In the second quarter of fiscal 2009, the decline in market capitalization had been sustained for a long enough period of time to warrant an impairment review of goodwill and long-lived assets of the Company. The Company performed an impairment analysis of its goodwill and long-lived assets, in the second quarter of fiscal 2009, pursuant to SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), and SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (SFAS 144).

In the second quarter of fiscal 2009, the Company concluded the carrying value of the net assets of the Company exceeded the Company’s fair value, based on quoted market prices of the Company’s common stock. As such, the Company performed an impairment analysis of long-lived assets and goodwill. The Company first performed an analysis in accordance with SFAS 144 to determine the impairment of long-lived assets, if any, as there was an indication that the carrying amount of certain long-lived assets might not be recoverable. As a result of this impairment analysis, the Company recorded an impairment charge of $16.5 million in the second quarter of fiscal 2009, which is included in the captions “Impairment of long-lived assets” and “Impairment of goodwill and long-lived assets” in the accompanying condensed consolidated statements of operations and comprehensive income (loss). Of the total long-lived asset impairment recorded in the second quarter of fiscal 2009, $12.5 million related to assets recorded in connection with the purchase of Quintum, $3.7 million related to a license and development agreement and $258,000 related to property and equipment.

The Company also performed an additional analysis in the second quarter of fiscal 2009, as required by SFAS 142, which indicated that a goodwill impairment loss was probable because the fair value of the Company including goodwill was less than the carrying value of the Company after the adjustments were made for the impairment of long-lived assets. An impairment loss was recognized in the second quarter of fiscal 2009 in the amount of $27.4 million which was the excess of the carrying value of goodwill over its implied fair value.

As purchased intangible assets acquired as part of the Quintum acquisition and assets related to a license and development agreement were fully impaired and written off in the second quarter of fiscal 2009, there was no amortization expense associated with these assets in the three months ended December 26, 2008 and there will be no future amortization expense associated with these assets.

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

In the second quarter of fiscal 2009 the Company performed an impairment analysis in accordance with SFAS 144 and determined the fair value of the license and development agreement and related other assets to be zero. Accordingly, the Company recorded an impairment charge of $3.7 million in the second quarter of fiscal 2009, representing the full net book value of the license and development agreement and other related assets. As a result of this impairment charge, there was no amortization expense recorded in the three months ended December 26, 2008 and there will be no future amortization expense relating to the amounts already paid under the license and development agreement. Amortization of $422,000 was recorded for the nine months ended December 26, 2008 and amortization of $253,000 and $928,000, respectively, was recorded for the three and nine month periods ended December 28, 2007.

Per the terms of the license and development agreement, as amended, the Company is obligated to pay royalties on sales of the products, which began in the second half of fiscal 2007. These royalties totaled $0 and $93,000, respectively, for the three and nine months ended December 26, 2008 and $196,000 and $817,000, respectively, for the comparable periods ended December 28, 2007.

The supplier also serves as a reseller of the platform, and the parties have made occasional purchases from and sales to each other of inventory components and pre-production units. The Company invoiced the supplier $0 and $504,000, respectively, in the three and nine months ended December 26, 2008, for sales to the supplier for resale. The Company invoiced the supplier $1.2 million and $3.6 million, respectively, in the three and nine months ended December 28, 2007, for sales to the supplier for resale. No purchase transactions occurred during the three and nine months ended December 26, 2008 or during the comparable periods ended December 28, 2007. No amounts were due to or from the supplier at December 26, 2008.

The Company’s President and CEO served as a member of the board of directors of the supplier through March 2007.

The following table lists the assets that were impaired in the second quarter of fiscal 2009 in accordance with SFAS 142 and SFAS 144, including the net carrying value, the impairment losses, and the net carrying value at December 26, 2008:

(in thousands)	Net Carrying Value Before Impairment	Impairment Losses in the Second Quarter of Fiscal 2009	Other Activities Subsequent to Impairment Losses (1)	Net Carrying Value as of December 26, 2008

Property and equipment, net	$8,609	$(258)	$(1,097)	$7,254
Goodwill	27,441	(27,441)	—	—
Purchased intangibles, net	12,533	(12,533)	—	—
Other assets	3,706	(3,706)	—	—
	$52,289	$(43,938)	$(1,097)	$7,254

(1)

Other activities consist of depreciation expense and acquisition and disposition of assets.

Note 3.  Business Combinations

On December 4, 2007, the Company completed the acquisition of Quintum pursuant to the terms of the Agreement and Plan of Merger entered into on October 22, 2007.

Pro forma financial information:  The unaudited financial information in the table below summarizes the combined results of operations of NET and Quintum, on a pro forma basis, as though the companies had been combined as of the beginning of fiscal 2008. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented. The pro forma financial information for the period presented also includes purchase accounting adjustments on historical Quintum net assets, amortization charges from acquired intangible assets, adjustments to stock compensation expense, adjustments to interest income and expense, and related tax effects. The unaudited pro forma financial information for the three months ended December 28, 2007 combines the results for NET for the three months ended December 28, 2007, which include the results of Quintum subsequent to December 4, 2007 (the acquisition date), with the historical results for Quintum for the period from October 1, 2007 to December 4, 2007. The unaudited pro forma financial information for the nine months ended December 28, 2007 combines the results for NET for the nine months ended December 28, 2007, which include the results of Quintum subsequent to December 4, 2007, with the historical results for Quintum for the period from April 1, 2007 to December 4, 2007.The following table summarizes the pro forma financial information:

(in thousands, except per share amounts)	Three Months Ended December 28, 2007	Nine Months Ended December 28, 2007
Total revenue	$31,652	$93,780
Net income (loss)	$388	$(861)
Basic and diluted net income (loss) per share	$0.01	$(0.03)

Note 4.  Financial Instruments

Effective March 29, 2008, the Company adopted the provisions of SFAS 157 which defines fair value, establishes a framework for measuring fair value, and expands disclosure of fair value measurements. SFAS 157 is applied under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. The Company adopted the provisions of SFAS 157 effective as of the beginning of fiscal 2009, except for certain nonfinancial assets and liabilities for which the effective date has been deferred by one year in accordance with FASB Staff Position No. 157-2, Effective Date of FASB Measurement No. 157. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s condensed consolidated financial statements.

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

The following table summarizes the financial assets and liabilities of the Company measured at fair value on a recurring basis in accordance with SFAS 157:

(in thousands)		Fair Value Measurements at December 26, 2008 Using
	Balance as of December 26, 2008	Level 1	Level 2	Level 3
Assets:
U.S. government and municipalities(1)	$68,698	$68,698	$—	$—
Corporate notes and bonds(1)	9,732	—	9,732	—
Other debt securities(1)	10,823	—	10,823	—
Foreign currency derivatives(2)	268	—	268	—
Total	$89,521	$68,698	$20,823	$—

Liabilities:
Foreign currency derivatives(3)	$141	$—	$141	$—
Total	$141	$—	$141	$—

(1)

Included in short-term investments on the Company’s condensed consolidated balance sheet.

(2)

Included in accounts receivable on the Company’s condensed consolidated balance sheet.

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

Note 5. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs. Inventories consisted of the following:

(in thousands)	December 26, 2008	March 28, 2008
Purchased components	$7,265	$8,537
Finished goods	688	1,449
	$7,953	$9,986

Under the Company’s agreement with its primary contract manufacturer, the Company maintains a level of control over parts procurement, design, documentation, and selection of approved suppliers. The Company is generally liable for any termination or cancellation of product orders, as well as excess and obsolete material, which can result, for example, from an engineering change, product obsolescence, or inaccurate component forecasting. Under the agreement, the contract manufacturer is to procure raw materials and begin manufacturing of products in accordance with the Company’s forecasts. If certain purchased raw materials are held for greater than 90 days or certain work-in-process items are held for greater than 60 days, the Company must make deposits on the aging inventory, although the contract manufacturer must make efforts to minimize the Company’s liability for the aging inventory, including returning materials to suppliers, canceling orders with suppliers, or using materials to manufacture product for its other customers. If raw material or in-process inventories are still unused and have been held for more than nine months, the Company must take ownership and pay for the aged inventory, unless there is future forecasted demand for such inventory, in which case the Company must pay a management fee for such inventory and then if the forecasted demand does not materialize the Company must take ownership and pay for such inventory. This activity may increase the Company’s owned inventories.

At December 26, 2008, the contract manufacturer held approximately $12.8 million of inventory related to the Company’s products. The Company’s deposit relating to this inventory was $9.3 million at December 26, 2008 and reserves relating to these deposits were $3.6 million. Both the deposit and the related reserves are included in prepaid expenses and other assets in the condensed consolidated balance sheets.

The Company regularly evaluates its inventory, including inventory held by its contract manufacturer and the amount on deposit. As a result of these evaluations, the Company recorded charges of approximately $700,000 and $5.0 million, respectively, to cost of goods sold in the three and nine months ended December 26, 2008.

Note 6. Income (Loss) Per Share

The following table sets forth the computation of the numerator and denominator used in the computation of basic and diluted net income (loss) per share:

(in thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	December 26, 2008	December 28, 2007	December 26, 2008	December 28, 2007
Numerator:
Net income (loss)	$13,100	$1,538	$(44,222)	$4,393
Effect of reduced interest expense assuming conversion of convertible senior notes	476	—	—	—
Net income (loss) used to compute diluted net income(loss) per share	13,576	1,538	(44,222)	4,393
Denominator-weighted average shares of common stock outstanding:
Shares used to compute basic net income (loss) per share	28,847	27,779	28,856	26,939
Effect of dilutive common stock equivalents from stock-based compensation	29	1,079	—	1,058
Effect of dilutive common stock issuable upon conversion of convertible senior notes	3,413	—	—	—
Effect of dilutive contingently issuable shares	211	—	—	—
Shares used to compute diluted net income (loss) per share	32,500	28,858	28,856	27,997
Basic net income (loss) per share	$0.45	$0.06	$(1.53)	$0.16
Diluted net income (loss) per share	$0.42	$0.05	$(1.53)	$0.16

The denominator for basic net income (loss) per share is the weighted average number of unrestricted common shares outstanding for the periods presented. In periods of net income, the denominator for diluted net income per share also includes potentially dilutive shares, which consist of shares issuable upon the exercise of dilutive stock options and contingently issuable shares. These shares are excluded from the computations of diluted net loss per share for the nine months ended December 26, 2008 as they are anti-dilutive and reduce the loss per share. The total amount of such anti-dilutive shares was 102,000 for the nine months ended December 26, 2008.

There are 954,000 shares of common stock issuable upon conversion of the 3¾% convertible senior notes. These shares and the related effect of the accrued interest on the related notes are included in the calculation of diluted income (loss) per share for the three months ended December 26, 2008. For all other periods presented, these shares and the related effect of the accrued interest are excluded, as their inclusion would be anti-dilutive.

There are 753,000 shares of common stock issuable upon conversion of the 7¼% redeemable convertible subordinated debentures. These shares and the related effect of the accrued interest on the related debentures are included in the calculation of diluted income (loss) per share for the three months ended December 26, 2008. For all other periods presented, these shares and the related effect of the accrued interest are excluded from the calculation of diluted income (loss) per share, as their inclusion would be anti-dilutive.

Note 7.  Restructure and Other Costs

The net restructure costs of $1,420,000 and $1,814,000, respectively for the three and nine months ended December 26, 2008 relate to unanticipated costs to exit the Company’s former manufacturing facility and charges for employee separation costs. The Company previously estimated the remaining liability for lease and other exits costs associated with its former manufacturing facility to be net of anticipated sublease income. In January 2009 the sublessee occupying the former manufacturing facility informed the Company that it would not exercise its option to extend its sublease. As a result, the Company is no longer assuming incremental sublease income and has therefore revised its estimate of the remaining liability for lease and other exit costs. The Company recorded restructure cost of $1.1 million in the three months ended December 26, 2008 to reflect this change in estimate.

The net restructure cost of $27,000 and $79,000, respectively, for the three and nine months ended December 28, 2007 relates to unanticipated costs to exit the Company’s former manufacturing facility and adjustments for employee separation costs.

The liability for restructuring was $3.7 million at December 26, 2008. Components of accrued restructure costs and changes in accrued amounts related to restructuring during fiscal 2009 are as follows:

(in thousands)	Employee Separation Costs & Other	Lease Write-offs, Office Closure Costs & Other	Total
Balance at March 28, 2008	$117	$3,087	$3,204
Provision	680	1,563	2,243
Payments	(652)	(771)	(1,423)
Other	—	(358)	(358)
Balance at December 26, 2008	$145	$3,521	$3,666

The balance at December 26, 2008 and March 28, 2008 includes $2.2 million and $1.4 million, respectively, classified as other long-term liabilities related to lease and other exit costs for the vacated facility, net of estimated sublease income.

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

Components of the warranty accrual, which is included in accrued liabilities in the accompanying condensed consolidated balance sheets, were as follows:

(in thousands)	Nine Months Ended
	December 26, 2008	December 28, 2007
Balance at beginning of period	$98	$62
Quintum liability acquired	—	12
Charges to cost of goods sold	19	51
Charges to warranty accrual	(39)	(32)
Other adjustments (1)	—	(65)
Balance at end of period	$78	$28

(1)

Adjustments result from changes in warranty cost estimates related to labor costs to repair products and frequency of warranty claims.

Note 9.  Income Taxes

The Company recorded a tax provision of $61,000 and $15,000 respectively, for the three and nine months ended December 26, 2008. During the three and nine months ended December 26, 2008, a benefit of $23,000 and $114,000, respectively, were recognized for a U.S. federal refundable credit as provided by the Housing and Economic Recovery Act of 2008 (“Act”). The Act, signed into law in July 2008, allows taxpayers to claim refundable alternative minimum tax or research and development credit carryovers if they forego bonus depreciation on certain qualified fixed assets placed in service between April and December 2008. The Company estimated and recognized the credit based on fixed assets placed into service through the nine months ended December 26, 2008. This benefit was offset by tax provisions related primarily to international operations.

The Company recorded a tax provision of $47,000 and $206,000, respectively, for the three and nine months ended December 28, 2007 primarily for U.S. federal alternative minimum tax as well as for an increase in the Company’s unrecognized tax benefits related to tax positions in its international operations.

Effective the beginning of fiscal 2008, the Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition issues. During the three and nine months ended December 26, 2008, the total gross unrecognized tax benefits did not change materially.

The Company conducts business globally, and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. As of December 26, 2008, tax years from 1999 in the United States and 2002 in the Company’s primary foreign jurisdictions remain open for examination. Although the timing of resolution and closure of audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next twelve months.

Note 10.  Financing Arrangements

The Company entered into a Business Loan Agreement and Security Agreement with Bank of America in fiscal 2005. The agreement, which expired in November 2008, had provided for a $7.0 million line of credit. The Company chose not to renew or replace this credit facility, as the associated cash utilization covenants could constrain the Company’s ability to use its cash to reduce debt.

Note 11.  Contractual Obligations and Commercial Contingencies

3¾% Convertible Senior Notes:  In December 2007, the Company issued $85.0 million of 3¾% convertible senior notes due December 15, 2014, in a private placement, of which $13.0 million remained outstanding at December 26, 2008. The notes may be converted by a holder, at its option, into shares of the Company’s common stock initially at a conversion rate of 73.3689 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $13.63 per share of common stock (subject to adjustment in certain events), at any time on or prior to December 15, 2014, unless the notes were previously repurchased. If a holder elects to convert its notes in connection with certain fundamental changes, in certain circumstances the conversion rate will increase by a number of additional shares of common stock upon conversion. Upon conversion, a holder generally will not receive any cash payment representing accrued and unpaid interest, if any. The notes are not redeemable by the Company prior to the stated maturity.

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

In the first nine months of fiscal 2009, the Company repurchased and retired $72.0 million principal amount of the outstanding notes in privately negotiated transactions. The Company recorded a net gain on this extinguishment of debt of approximately $28.6 million, consisting of a $30.8 million gain resulting from the repurchase of debt at below principal, partially offset by a $2.2 million write-off of unamortized deferred financing costs related to the repurchased debt. The net gain on these transactions was recorded as non-operating income.

7¼% Redeemable Convertible Subordinated Debentures:  In May 1989, the Company issued $75.0 million of 7¼% redeemable convertible subordinated debentures due May 15, 2014, of which $23.7 million remained outstanding at December 26, 2008. Each debenture is convertible at the option of the holder into common stock at $31.50 per share and is redeemable at the option of the Company. The debentures are entitled to a sinking fund which began May 15, 2000, of 14 annual payments of 5% of the aggregate principal amount of debentures issued ($3.8 million annually), reduced by any redemption or conversion of the debentures. As a result of previous redemptions, the total remaining sinking fund requirement is $1.2 million, which, assuming no further redemptions, will be due as a final sinking fund payment on May 15, 2013.

In the first nine months of fiscal 2009, the Company repurchased and retired $1.0 million principal amount of outstanding notes in a privately negotiated transaction. The Company recorded a net gain on this extinguishment of debt of approximately $353,000, consisting of a $360,000 gain resulting from the repurchase of debt at below principal, partially offset by a $7,000 write-off of unamortized deferred financing costs related to the repurchased debt. The net gain on this transaction was recorded as non-operating income.

Contingencies:  In the normal course of business, the Company enters into contractual commitments to purchase services, materials, components, and finished goods from suppliers, mainly its primary contract manufacturer. Under the agreement with the primary contract manufacturer, the Company may incur certain liabilities, as described in Note 5, Inventories.

The Company is incurring ongoing legal fees to defend patent lawsuits on behalf of its Quintum subsidiary. Under the acquisition agreement with Quintum, NET is indemnified against liabilities related to these matters and intends to make a claim against an escrow provision for any such liabilities, subject to the amount of the escrow and other conditions. The escrow provisions include a $1.0 million cash escrow, specifically for patent claims, and a general escrow, also available for patent claims, in the amount $5.0 million, half of which is cash and half of which is in Company stock. As a result, any claim in excess of $1.0 million will be reimbursable partly through Company stock, which by the terms of the escrow is to be valued at $11.83 per share, which was the price used to determine the number of shares paid in the acquisition of Quintum. To the extent a claim is satisfied in Company stock and the Company’s stock price at such time is below $11.83 per share, the Company will record expense for the price difference. The Company believes it is likely that claims against the escrow will exceed $1.0 million during calendar 2009, with the result that the Company would record expense, depending on the trading price of the Company’s stock, for a portion of the amount of legal fees incurred in the litigation, even if claims for such amounts are satisfied from the escrow.

The Company’s other contractual obligations and contingencies decreased approximately $98.1 million from March 28, 2008 due in large part to the early extinguishment of a portion of the Company’s 3¾% convertible senior notes and a portion of the Company’s 7¼% redeemable convertible subordinated debentures.

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

Stock option exercises in the three and nine months ended December 26, 2008 were none and 11,309, respectively.

Restricted stock awards granted under the equity plans are independent of option grants and are subject to restrictions. Awards issued during fiscal 2007, 2008 and 2009 are subject to forfeiture if employment or services are terminated prior to the release of restrictions, which occurs on a ratable basis over one to two years from the date of grant. Until the restriction is released, the shares cannot be transferred. Upon the release of restriction, a portion of the released shares are repurchased from employees by the Company to satisfy withholding-tax obligations arising from the vesting of restricted stock awards. These shares have the same cash dividend and voting rights as other common stock and are considered as issued and outstanding. The cost of the awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse. The Company repurchased 26,755 and 73,621 shares from employees in the three and nine month periods ended December 26, 2008, respectively.

Stock Compensation Expense:  In accordance with the provisions of SFAS No. 123(R), “Share Based Payment,” the Company recorded stock-based compensation expense as follows:

(in thousands)	Three Months Ended		Nine Months Ended
	December 26, 2008	December 28, 2007	December 26, 2008	December 28, 2007
Cost of revenue	$156	$88	$451	$217
Sales and marketing	312	189	962	471
Research and development	277	136	824	315
General and administrative	352	356	1,247	1,058
	$1,097	$769	$3,484	$2,061

The fair value of the Company’s stock option awards granted to employees was estimated using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	December 26, 2008	December 28, 2007	December 26, 2008	December 28, 2007
Expected term, in years	5.14	5.24	5.14	5.24
Expected volatility	67.49%	54.98%	60.47%	55.33%
Risk-free interest rate	1.51%	3.52%	3.23%	4.27%
Expected dividends	—	—	—	—
Weighted average fair value	$1.59	$6.08	$2.32	$5.83

Note 13.  Stock Repurchase Plan

In the fourth quarter of fiscal 2008, the Board of Directors approved a stock repurchase plan for a period of up to twenty-four months. The Company had not repurchased any shares under the 2008 program as of March 28, 2008. In the first nine months of fiscal 2009 the Company repurchased 258,000 shares at an average price of $3.90 per share for a total price of $1.0 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the condensed consolidated financial statements included in this Form 10-Q and Part II of our Form 10-K for the fiscal year ended March 28, 2008. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. A forward-looking statement may contain words such as “plans,” “hopes,” “believes,” “estimates,” “will,” “continue to,” “expect to,” “anticipate that,” “to be,” or “can affect.” Forward-looking statements are based upon management expectations, forecasts and assumptions that involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Many factors may cause actual results to vary including, but not limited to, the factors discussed in this Form 10-Q, our most recently filed Form 10-K and other documents the Company files from time to time with the Securities and Exchange Commission (SEC). The Company expressly disclaims any obligation or undertaking to revise or publicly release any updates or revisions to any forward-looking statement contained in this Form 10-Q except as required by law. Investors should carefully review the risk factors described in this Form 10-Q and our most recently filed Form 10-K, along with other documents the Company files from time to time with the SEC.

Our Business

We provide network and VoIP solutions to enterprises and government agencies that seek to reduce the cost to deploy next generation unified and secure communications applications. For a quarter of a century, we have delivered solutions for multi-service networks requiring high degrees of versatility, security and performance. Today, our broad family of products enables interoperability and integration with existing networks for migration to secure IP-based communications. Broadening our voice solutions, Quintum Technologies (Quintum), now a part of NET, is a VoIP innovator whose applications bring the reliability and clarity of public telephone networks to Internet telephony and unified communications. We were founded in 1983.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates and assumptions, which we evaluate on an on-going basis, include, but are not limited to: assumptions related to contracts that have multiple elements, the allowances for sales returns and potentially uncollectible accounts receivable, the valuation of intangible assets, inventory, warranty costs, the valuation allowance on deferred tax assets, certain reserves and accruals, estimated lives of depreciable assets, and assumptions related to stock-based compensation. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Actual results could differ from those estimates.

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

During the second quarter of fiscal 2009, we concluded the carrying value of the net assets of the Company exceeded the Company’s fair value, based on quoted market prices of the Company’s common stock. As such, we determined that an impairment analysis of long-lived assets should be performed prior to an impairment analysis of goodwill. We first performed an analysis in accordance with SFAS 144 to determine the impairment of long-lived assets, if any, as there was an indication that the carrying amount of certain long-lived assets might not be recoverable. As a result of this impairment analysis, we recorded an impairment charge of $16.5 million, which is included in the captions “Impairment of long-lived assets” and “Impairment of goodwill and long-lived assets” in the accompanying condensed consolidated statements of operations and comprehensive income (loss). Of the total long-lived asset impairment recorded in the second quarter of fiscal 2009, $12.5 million related to assets recorded in connection with the purchase of Quintum, $3.7 million related to a license and development agreement and $258,000 related to property and equipment.

We then performed an additional analysis, as required by SFAS 142, which indicated that a goodwill impairment loss was probable because the fair value of the Company including goodwill was less than the carrying value of the Company after the adjustments made for the impairment of long-lived assets. As a result, in the second quarter of fiscal 2009 we recognized a goodwill impairment loss in the amount of $27.4 million which was the excess of the carrying value of goodwill over its implied fair value.

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

Results of Operations

Note: If not otherwise noted, all references to “fiscal 2009” refer to the three and nine months ended December 26, 2008; all references to “fiscal 2008” refer to the comparable prior year period, that is, the three and nine months ended December 28, 2007; and all references to “shifts”, “increases” or “decreases” refer to the current fiscal 2009 periods as compared to the comparable prior year fiscal 2008 periods.

The following table sets forth selected data derived from our condensed consolidated statements of operations expressed as a percentage of revenue for the periods presented:

	Three Months Ended		Nine Months Ended
	December 26, 2008	December 28, 2007	December 26, 2008	December 28, 2007
Percent of revenue
Product	80.7%	87.7%	79.2%	87.6%
Service	19.3	12.3	20.8	12.4
Total revenue	100.0	100.0	100.0	100.0

Product gross margin	55.3	54.2	15.4	57.1
Service gross margin	3.8	14.2	0.5	13.2
Total gross margin	45.3	49.3	12.3	51.6

Sales and marketing	27.2	17.5	31.3	17.3
Research and development	27.0	19.9	32.5	21.5
General and administrative	15.1	9.6	18.6	10.0
Restructure and other costs	7.5	—	3.4	0.1
Impairment of goodwill and long-lived assets	—	—	64.4	—
Total operating expenses	76.8	47.0	150.3	48.9
Income (loss) from operations	(31.5)	2.3	(138.0)	2.7

Interest income (expense), net	0.2	2.3	(0.4)	2.5
Gain on extinguishment of debt	99.0	—	54.5	—
Other income and expense, net	1.7	0.9	0.6	0.3
Income (loss) before taxes	69.4	5.5	(83.3)	5.5
Income tax provision	0.3	0.2	—	0.2
Net income (loss)	69.0%	5.3%	(83.3)%	5.3%

Overview and Highlights

•

We recorded a non-cash impairment charge of $43.9 million for goodwill and long-lived assets. During the second quarter of fiscal 2009, we conducted impairment tests in accordance with SFAS 142 and SFAS 144 and determined there was significant impairment to goodwill and long-lived assets. Accordingly, we recorded impairment charges totaling $43.9 million in large part relating to assets recorded in connection with the acquisition of Quintum in December 2007.

•

Total revenue in the third quarter of fiscal 2009 was up slightly from the second quarter of fiscal 2009 but 35% lower than in the third quarter of fiscal 2008. The decrease in total revenue from the prior year was due to lower product revenue, particularly from government customers, due partly to delays in program spending.

•

Our sales to the government sector continue to account for a majority of our revenue yet such sales have declined substantially. Revenue from government customers represented 81% of total revenue in the third quarter of fiscal 2009. At $15.3 million, revenue from government customers was 37% lower than in the third quarter of fiscal 2008. For the nine months ended December 26, 2008, revenue from government customers was $38.8 million, a 48% decline from the comparable period in the prior fiscal year.

•

Sales of voice-over-IP (VoIP) platforms contributed significantly to product revenue. In the third quarter and first nine months of fiscal 2009, sales of VoIP platforms contributed 33% and 41%, respectively, of product revenue. Our VX Series is a VoIP platform with advanced network control and security features. In addition to secure voice applications for the government, the VX Series platform provides enterprise customers with telephony integration for unified communications and unified messaging. In the third quarter of fiscal 2008, we augmented our VoIP product portfolio with the acquisition of Quintum and its Tenor product line.

•

We have retired $73.0 million of convertible debt this fiscal year. In the first nine months of fiscal 2009, we used $41.2 million of cash to repurchase a portion of our 3¾% convertible senior notes at a discount and $640,000 of cash to repurchase a portion of our 7¼% redeemable convertible subordinated debentures, also at a discount. We also used $1.3 million to repurchase our common stock, mostly through open-market purchases under a buy-back program and, to a small extent, through direct purchases from employees to satisfy tax withholdings on the vesting of restricted stock awards.

Revenue

(in thousands)	Three Months Ended			Nine Months Ended
	December 26, 2008	December 28, 2007	Change	December 26, 2008	December 28, 2007	Change
Product	$15,304	$25,480	(39.9)%	$42,001	$72,424	(42.0)%
Service	3,668	3,559	3.1	11,060	10,288	7.5
Total revenue	$18,972	$29,039	(34.7)%	$53,061	$82,712	(35.8)%

Total revenue was significantly lower than in fiscal 2008 due principally to reduced orders from government customers. The reduction was largely due to the fact that the federal government defense and communications budgets continued to be delayed in 2009 and funding for specific programs was, in turn, delayed. The year-to-date reduction in revenue from government customers was offset somewhat by increased revenue from commercial customers as a result of the acquisition of Quintum. In the third quarter of fiscal 2009, we saw a decrease in revenue from commercial customers as compared to prior quarters of 2009, due in large part to customer delays resulting from global financial instability.

Product revenue decreased from fiscal 2008 primarily due to the shortfall in government customer orders. Product revenue for the third quarter year-to-date period was lower than in the comparable prior period for all product lines, excluding Quintum products and our NX product line. There was no significant prior year comparative data for Quintum as the acquisition occurred late in the third quarter of fiscal 2008. We do not expect our government business to expand beyond a level consistent with that realized in the third quarter of fiscal 2009 any earlier than such time as a new U.S. government budget is approved and government spending returns to historical levels.

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

(in thousands)	Three Months Ended		Nine Months Ended
	December 26, 2008	December 28, 2007	December 26, 2008	December 28, 2007
Promina product revenue	$7,100	$13,763	$18,260	$40,017
% of product revenue	46.4%	54.0%	43.5%	55.3%
VoIP platform product revenue	$5,097	$8,911	$17,167	$23,055
% of product revenue	33.3%	35.0%	40.9%	31.8%
Revenue from government customers	$15,280	$24,268	$38,793	$74,247
% of total revenue	80.5%	83.6%	73.1%	89.8%

Service revenue increased slightly in fiscal 2009, due mostly to an increase in service to government customers. Significant fluctuations in service revenue can occur as a result of factors affecting the timing of the recognition of revenue, including customer deployment schedules and contractual acceptance provisions.

Gross Margin

	Three Months Ended		Nine Months Ended
	December 26, 2008	December 28, 2007	December 26, 2008	December 28, 2007
Product gross margin	55.3%	54.2%	15.4%	57.1%
Service gross margin	3.8	14.2	0.5	13.2
Total gross margin	45.3%	49.3%	12.3%	51.6%

Total gross margin decreased in fiscal 2009 compared to fiscal 2008 primarily as a result of decreased product gross margin.

Product gross margin in fiscal 2009 has declined primarily as a result of:

•

Impairment charges of $9.7 million recorded in the second quarter of 2009. See the discussion of impairment of goodwill and long-lived assets below.

•

Fixed costs being absorbed by lower revenue. In the third quarter of fiscal 2009, fixed manufacturing costs represented 9.4% of revenue compared to 7.6% of revenue in the prior year comparable period. In the first nine months of fiscal 2009, fixed manufacturing costs represented 11.3% of revenue compared to 7.7% of revenue in the prior year comparable period.

•

Higher inventory reserves. In fiscal 2009, we have taken significant reserves for inventory as a result of lower-than-expected product demand. At December 26, 2008 inventory reserves represented 12.0% of year-to-date product revenue compared to 1.6% at December 28, 2007. The largest portion of these reserves are due to delayed government programs involving our NX5010 product. These delays could affect demand for our current inventory for this product, as a new generation of the product is expected as early as next year. We currently believe the unreserved inventory balances on hand and owned by our contract manufacturer, of approximately $370,000, will be sold prior to the adoption of the new generation products. However, we will continue to evaluate this inventory for possible impairment.

•

Amortization of developed technology acquired from Quintum. The amounts charged to product cost of goods sold were 1.4% of product revenue in the first nine months of fiscal 2009. Amortization expense in the comparable fiscal 2008 period was minimal as the Quintum acquisition did not occur until late in the third quarter of fiscal 2008. There was no expense in the third quarter of fiscal 2009 and there will be no future amortization of developed technology acquired from Quintum as we recorded an asset impairment charge for the full carrying value of developed technology in the second quarter of fiscal 2009. See the discussion of impairment of goodwill and long-lived assets below.

•

Change in product mix. With the decrease in Promina product revenue, and the acquisition of Quintum, we have seen a decrease in margins as a result of changes in our product mix, as our Promina product line generally has margins that exceed those of our newer VoIP products by more than ten percentage points.

Service gross margin decreased in fiscal 2009 principally as a result of the additional service cost associated with the acquisition of Quintum. Traditionally, Quintum has generated a negative margin on service revenue. Service gross margin will typically vary over time due to the volume and timing of service contract initiations and renewals, customer training schedules, and changes in the mix of services between fixed-cost or time and materials based services.

Operating Expenses

(in thousands)	Three Months Ended			Nine Months Ended
	December 26, 2008	December 28, 2007	Change	December 26, 2008	December 28, 2007	Change
Sales and marketing	$5,159	$5,076	1.6%	$16,599	$14,279	16.2%
Research and development	5,123	5,783	(11.4)	17,251	17,751	(2.8)
General and administrative	2,872	2,774	3.5	9,885	8,300	19.1
Restructure and other costs	1,420	27	5,159.3	1,814	79	2,196.2
Impairment of goodwill and long-lived assets	—	—	—	34,197	—	100.0
Total operating expenses	$14,574	$13,660	6.7%	$79,746	$40,409	97.3%

Total operating expenses increased in fiscal 2009 due primarily to charges for the impairment of goodwill and long-lived assets. The acquisition of Quintum also contributed to the overall increase in operating expenses in fiscal 2009.

Sales and marketing expenses increased primarily due to the acquisition of Quintum, whose operations were responsible for incremental increases in expense of $692,000 and $3.2 million for the third quarter and first nine months of fiscal 2009, respectively, over the same periods a year ago. A portion of the Quintum-related expenses resulted from amortization of purchased intangible assets, which was $664,000 for the first nine months of fiscal 2009. There was no amortization in the third quarter of fiscal 2009 and there will be no further amortization of purchased intangible assets acquired from Quintum as we recorded an asset impairment charge for the full carrying value of developed technology in the second quarter of fiscal 2009. See the discussion of impairment of goodwill and long-lived assets below. Offsetting the effects of the Quintum operations, changes in sales and marketing expenses were as follows:

•

Stock-based compensation, which fluctuates as new awards are granted and expense recognition for prior awards is completed, was higher by $99,000 and $365,000 for the third quarter and first nine months of fiscal 2009, respectively.

•

Sales commissions were lower by $329,000 and $530,000 for the third quarter and first nine months of fiscal 2009, respectively, reflecting lower revenues.

•

Other sales and marketing expenses, including consulting and marketing communications, were lower by $97,000 and higher by $67,000 for the third quarter and first nine months of fiscal 2009, respectively.

•

Allocations of shared expenses, including facilities and information technology costs were lower by $282,000 and $798,000 for the third quarter and first nine months of fiscal 2009, respectively, due to revised allocations to reflect actual utilization of facilities and services and to reduced information technology and facilities costs entity-wide.

Research and development expenses were slightly lower in the third quarter of fiscal 2009 than in the comparable prior-year period. Quintum operations were responsible for incremental increases in expense of $729,000 and $2.5 million in the third quarter and first nine months of fiscal 2009, respectively. Offsetting the effects of the Quintum operations, changes in research and development expenses were as follows:

•

Salary and other employee compensation was lower by $565,000 and $1.2 million for the third quarter and first nine months of fiscal 2009, respectively, due principally to external funding of development and to headcount reductions. In the third quarter and first nine months of fiscal 2009, research and development costs of approximately $88,000 and $651,000, respectively, were funded externally. Those costs will be recognized upon achievement of revenue-related milestones.

•

Consulting expense decreased by $444,000 and $808,000 for the third quarter and first nine months of fiscal 2009, respectively, due principally to reduced research activities.

•

Other research and development expenses, including software, engineering and manufacturing production related costs, were lower by $77,000 and $229,000 for the third quarter and first nine months of fiscal 2009, respectively.

•

Allocations of shared expenses, including facilities and information technology costs, were lower by $303,000 and by $850,000 for the third quarter and first nine months of fiscal 2009, respectively, principally due to revised allocations to reflect actual utilization of facilities and services and to reduced information technology and facilities costs entity-wide.

General and administrative expenses increased primarily as a result of the acquisition of Quintum. Quintum operations were responsible for incremental increases in expense of $60,000 and $1.0 million in the third quarter and first nine months of fiscal 2009, respectively. Amortization of intangible assets relating to the Quintum acquisition was $88,000 in the first nine months of fiscal 2009. There was no amortization expense in the third quarter of fiscal 2009 and there will be no further amortization of intangible assets acquired from Quintum as we recorded an asset impairment charge for the full carrying value of those intangible assets in the second quarter of fiscal 2009. See the discussion of impairment of goodwill and long-lived assets below. Offsetting the effects of the Quintum operations, changes in general and administrative expenses were as follows:

•

Stock-based compensation was lower by $29,000 and higher by $82,000 for the third quarter and first nine months of fiscal 2009, respectively. These changes were due in part to fiscal 2008 stock-based compensation relating to a retiring board member.

•

Salary and other employee compensation was higher by $48,000 and lower by $242,000 for the third quarter and first nine months of fiscal 2009, respectively. The reduced expense for the year-to-date period was due principally to headcount reductions which occurred in the first six months of fiscal 2009.

•

Consulting expense was higher by $26,000 and $226,000 for the third quarter and first nine months of fiscal 2009, respectively due principally to utilization of consultants to augment staff.

•

Other general and administrative expenses, consisting principally of legal, accounting and taxation services fees were lower by $140,000 and higher by $16,000 for the third quarter and first nine months of fiscal 2009, respectively.

•

Allocations of shared expenses, including facilities and information technology costs, increased by $133,000 and by $470,000 for the third quarter and first nine months of fiscal 2009, respectively, principally due to revised allocations to reflect actual utilization of facilities and services which were partially offset by reduced information technology and facilities costs entity-wide.

Restructuring charges in fiscal 2009 were due to a change in our estimate of the cost to vacate certain facilities as well as costs relating to headcount reductions. Total headcount decreased from 308 at March 28, 2008 to 277 at December 26, 2008. Shortly after the end of the fiscal third quarter, we made further reductions in staff, for which we expect to take charges in the fiscal fourth quarter of more than $500,000, primarily related to employee severance.

Impairment of goodwill and long-lived assets charges totaling $43.9 million were recorded in the second quarter of fiscal 2009. Of this total, $9.7 million was charged to costs of revenue and $34.2 million was charged to operating expenses.

The process of evaluating the potential impairment of goodwill and long-lived assets is highly subjective and requires significant judgment at many points during the analysis. In the first quarter of fiscal 2009, while the Company’s long term business projections did not change, we experienced a decline in market capitalization. In the second quarter of fiscal 2009, this decline in market capitalization had been sustained for a long enough period of time to warrant an impairment review of our goodwill and long-lived assets. We performed an impairment analysis of our goodwill and long-lived assets, in the second quarter of fiscal 2009, pursuant to SFAS 142 and SFAS 144.

We concluded that the carrying value of our net assets exceeded our fair value, based on quoted market prices of our common stock. As such, we determined that an impairment analysis of long-lived assets should be performed prior to an impairment analysis of goodwill. We first performed an analysis in accordance with SFAS 144 to determine the impairment of long-lived assets, if any, as there was an indication that the carrying amount of certain long-lived assets might not be recoverable. As a result of this impairment analysis, we recorded an impairment charge of $16.5 million, which is included in the captions “Impairment of goodwill and long-lived assets” in the accompanying condensed consolidated statements of operations and comprehensive income (loss). Of the total long-lived asset impairment, $12.5 million related to assets recorded in connection with the purchase of Quintum, $3.7 million related to a license and development agreement and $258,000 related to property and equipment.

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

The following table lists the assets that were impaired in accordance with SFAS 142 and SFAS 144, including the net carrying value, the impairment losses, and the net carrying value at December 26, 2008:

(in thousands)	Net Carrying Value Before Impairment	Impairment Losses in the Second Quarter of Fiscal 2009	Other Activities Subsequent to Impairment Losses(1)	Net Carrying Value as of December 26, 2008

Property and equipment, net	$8,609	$(258)	$(1,097)	$7,254
Goodwill	27,441	(27,441)	—	—
Purchased intangibles, net	12,533	(12,533)	—	—
Other assets	3,706	(3,706)	—	—
	$52,289	$(43,938)	$(1,097)	$7,254

(1)

Other activities consist of depreciation expense and acquisition and disposition of assets.

Non-Operating Items

(in thousands)	Three Months Ended			Nine Months Ended
	December 26, 2008	December 28, 2007	Change	December 26, 2008	December 28, 2007	Change
Interest income	$868	$1,242	(30.1)%	$3,073	$3,522	(12.7)%
Interest expense	$(833)	$(566)	47.2%	$(3,285)	$(1,479)	122.1%
Gain on extinguishment of debt	$18,776	$—	100.0%	$28,927	$—	100.0%
Other income (expense), net	$322	$254	26.7%	$299	$247	21.1%

Interest income was lower in third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 due to the effects of both lower average cash balances and lower interest rates earned on investments. For the nine months ended December 26, 2008, interest income was lower due to the effect of lower interest rates earned on investments partially offset by the effect of higher average cash balances. Interest expense was higher in fiscal 2009 as a result of the December 2007 issuance of 3¾% convertible senior notes. Interest expense will be lower in future periods due to the repurchase of portions of both the 3¾% convertible senior notes and the 7¼% redeemable convertible subordinated debentures in fiscal 2009.

In fiscal 2009, we repurchased $72.0 million of our outstanding 3¾% convertible senior notes at a discount to the original issue price. We realized a gain of $28.6 million, consisting of a $30.8 million gain resulting from the repurchase of debt at below principal, partially offset by a write-off of $2.2 million of unamortized deferred financing costs related to the repurchased debt. We also repurchased $1.0 million of our outstanding 7¼% redeemable convertible subordinated debentures at a discount to the original issue price. We realized a gain of $353,000, consisting of an $360,000 gain resulting from the repurchase of debt at below principal, partially offset by a write-off of $7,000 of unamortized deferred financing costs related to the repurchased debt.

Other income (expense), net, was comprised of:

(in thousands)	Three Months Ended		Nine Months Ended
	December 26, 2008	December 28, 2007	December 26, 2008	December 28, 2007
Gain (loss) on foreign exchange	$29	$52	$(166)	$48
Realized gains on investments	293	202	475	206
Other	—	—	(10)	(7)
	$322	$254	$299	$247

Income Tax Provision

Income tax provision was $61,000 and $15,000, respectively for the three and nine months ended December 26, 2008 and a provision of $47,000 and $206,000, respectively, for the comparable periods ended December 28, 2007. During the three and nine months ended December 26, 2008, benefits of $23,000 and $114,000, respectively, were recognized for a U.S. federal refundable credit as provided by the Housing and Economic Recovery Act of 2008 (“Act”). The Act, signed into law in July 2008, allows taxpayers to claim refundable alternative minimum tax or research and development credit carryovers if they forego bonus depreciation on certain qualified fixed assets placed in service from the period between April and December 2008. We estimated and recognized the credit based on fixed assets placed into service through the nine months ended December 26, 2008. This benefit was offset by tax provisions related primarily to international operations. The provision for the three and nine months ended December 28, 2007 was primarily for U.S. federal alternative minimum tax as well as for an increase in our unrecognized tax benefits related to tax positions in our international operations.

Effective the beginning of fiscal 2008, we adopted the provisions of FASB Interpretation No. 48, (FIN 48) Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition issues. During the three and nine months ended December 26, 2008, the total gross unrecognized tax benefits did not change materially.

We conduct business globally, and, as a result, file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world. As of December 26, 2008, tax years from 1999 in the United States and 2002 in our primary foreign jurisdictions remain open for examination. Although the timing of resolution and closure of audits is highly uncertain, we do not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next twelve months.

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been our cash balances, cash provided by operating activities, debt financings, and committed credit lines.

Cash Balances:  As of December 26, 2008, we had $100.4 million of cash and cash equivalents and short-term investments, as compared to $165.7 million as of March 28, 2008. At December 26, 2008, these amounts are invested approximately 80% in U.S. government and municipal agency investments and cash equivalents, primarily money market funds. The remainder consists of corporate bonds and asset-backed securities, none of which are sub-prime residential mortgages. We have no auction rate securities.

Cash Flows from Operating Activities: Net cash used in operating activities was $18.3 million in fiscal 2009 compared to $4.6 million provided by operating activities in fiscal 2008. The increase of $22.9 million in net cash used in operating activities was primarily the result of the fiscal 2009 net loss as compared to net income in fiscal 2008 (after allowing for the non-cash charge for impairment of goodwill and long-lived assets in fiscal 2009), the effect of the non-cash gain on extinguishment of debt, and increases in cash used in accounts payable and accrued liabilities activities. The effect of these uses of cash was partially offset by increases in cash provided by accounts receivable collections and inventory reductions. In addition, depreciation, amortization and accretion was higher in fiscal 2009, due principally to the effect of non-cash amortization expenses associated with the acquisition of Quintum late in the third quarter of fiscal 2008. Stock-based compensation expense was also higher in fiscal 2009 as a result of an increased use of stock options and awards for employee recruitment and retention as well as stock options and awards granted to Quintum employees. Stock-based compensation expense, and its effect upon cash flows from operating activities, fluctuates as new awards are granted and expense recognition for prior awards is completed.

Days sales outstanding (DSO) was 58 days and 59 days at December 26, 2008 and December 28, 2007, respectively. Our target DSO is less than 70 days.

Cash Flows from Investing Activities:  Net cash provided by investing activities was $30.1 million in fiscal 2009 compared to cash used in investing activities of $32.9 million in fiscal 2008. The increase in net cash provided by investing activities was principally due to the effect of the Quintum acquisition in fiscal 2008, which consumed $21.2 million. Also, there were fewer capital expenditures in fiscal 2009 and we invested $2.5 million in technology in fiscal 2008. In addition, sales and maturities of short-term investments exceeded purchases by $32.1 million in fiscal 2009. In fiscal 2008 purchases of short-term investments exceeded proceeds from sales and maturities by $6.5 million.

Cash Flows from Financing Activities:  Net cash used in financing activities in fiscal 2009 was $43.0 million compared to $92.5 million of cash provided by financing activities in fiscal 2008. In fiscal 2009 we paid $41.2 million to repurchase a portion of our outstanding 3¾% convertible senior notes, $640,000 to repurchase a portion of our outstanding 7¼% redeemable convertible subordinated debentures and $1.3 million to repurchase common stock on the open market, primarily under our 2008 stock repurchase plan. Cash provided by proceeds from exercises of stock options was minimal in fiscal 2009 compared to $12.7 million in fiscal 2008. We believe future proceeds to us from the issuance of common stock under employee stock plans will be affected primarily by fluctuations in our stock price.

Stock Repurchase Plan:  On February 27, 2008, the Board of Directors approved a stock repurchase plan for a period of up to twenty-four months. In the first nine months of fiscal 2009, the Company repurchased 258,000 shares at an average price of $3.90 per share for a total price of $1.0 million.

Non cash Investing Activities:  The primary non-cash investing activity in fiscal 2009 was an unrealized loss on available-for-sale securities of $47,000. In fiscal 2008 our most significant non-cash investing activity was the issuance of common stock valued at $21.0 million in connection with the Quintum acquisition.

Contractual Obligations and Commercial Commitments:  Our contractual obligations consist of facilities leases with noncancellable terms in excess of one year, principal and interest on our 3¾% convertible senior notes and our 7¼% redeemable convertible subordinated debentures, a license and development agreement with a third party to develop new products, and $526,000 of long-term income taxes payable as of December 26, 2008 related to uncertain tax positions.

The Company’s contractual obligations and contingencies decreased from March 28, 2008 to December 26, 2008 primarily due to the repurchase and retirement of a portion of the outstanding 3¾% convertible senior notes issued in December 2007 and the repurchase and retirement of a portion of the outstanding 7¼% redeemable convertible subordinated debentures. The following table provides a summary of our long-term debt and related interest payments as updated for the repurchase, in fiscal 2009, of $72.0 million principal amount of the 3¾% convertible senior notes and $1.0 million of the 7¼% redeemable convertible subordinated debentures:

Contractual Obligations (in thousands)	Total	2009	2010 to 2011	2012 to 2013	After 2013

Long-term debt	$36,706	$—	$—	$—	$36,706
Interest on long-term debt	$12,378	$—	$4,412	$4,412	$3,554

There was no significant change to our other contractual obligations in the first nine months of fiscal 2009.

In the normal course of business, we enter into contractual commitments to purchase services, materials, components, and finished goods from suppliers, mainly our primary contract manufacturer. Under our agreement with our primary contract manufacturer, we maintain a level of control over parts procurement, design, documentation, and selection of approved suppliers. We are generally liable for any termination or cancellation of product orders, as well as excess and obsolete material, which can result, for example, from an engineering change, product obsolescence, or inaccurate component forecasting. Under the agreement, the contract manufacturer is to procure raw materials and begin manufacturing of products in accordance with our forecasts. If certain purchased raw materials are held for greater than 90 days or certain work-in-process items are held for greater than 60 days, we must make deposits on the aging inventory, although the contract manufacturer must make efforts to minimize our liability for the aging inventory, including returning materials to suppliers, canceling orders with suppliers, or using materials to manufacture product for its other customers. If raw material or in-process inventories are still unused and have been held for more than nine months, we must take ownership and pay for the aged inventory, unless there is future forecasted demand for such inventory, in which case we must pay a management fee for such inventory and if the forecasted demand does not materialize we must then take ownership and pay for such inventory. This activity may increase our owned inventories.

At December 26, 2008, our contract manufacturer held approximately $12.8 million of inventory related to our products. Our deposit relating to this inventory was $9.3 million at December 26, 2008 and reserves relating to this deposit were $3.6 million. Both the deposit and the related reserves are included in prepaid expenses and other assets on the condensed consolidated balance sheets. Additional deposits may be required under the terms of the agreement.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following are the material changes for the nine months ended December 26, 2008 from the information reported under Part II, Item 7A of our Form 10-K for the fiscal year ended March 28, 2008:

The fair market value of our 3¾% convertible senior notes and our 7¼% redeemable convertible subordinated debentures is sensitive to changes in interest rates and to the price of our common stock into which they can be converted as well as our financial stability. In the nine months ended December 26, 2008 we repurchased and retired $72.0 million principal amount of convertible senior notes and $1.0 million of redeemable convertible subordinated debentures. The yield to maturity on both notes is fixed, therefore the interest expense relating to both notes does not fluctuate with interest rates.

The estimated fair values of the Company’s financial instruments at December 26, 2008 and March 28, 2008 were as follows:

	December 26, 2008		March 28, 2008
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Short-term investments	$89,253	$89,253	$121,412	$121,412
Liabilities:
Convertible senior notes	$13,000	$7,800	$85,000	$66,513
Redeemable convertible subordinated debentures	$23,706	$17,068	$24,706	$22,730

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Section 13(a) or Section 15(d), management, under the supervision and with the participation of the chief executive officer (CEO) and chief financial officer (CFO), evaluated the effectiveness of our disclosure controls and procedures at the end of the period covered by this report as well as any changes in disclosure controls and procedures that occurred during the period covered by this report. Our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were effective as of December 26, 2008.

No changes in our internal control over financial reporting occurred during the quarter ended December 26, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

Our business is subject to the risks and uncertainties described in our most recent annual report on Form 10-K, as updated and supplemented below. There may be additional risks that have not yet been identified and risks that are not material now but could become material. Any one of these risks could hurt our business, results of operations or financial condition. Investors should carefully review the risk factors identified in our most recent Annual Report on Form 10-K, subsequent reports filed with the Securities and Exchange Commission and the following:

Litigation may materially adversely affect our business.

Existing and future litigation may result in monetary damages, injunctions against future product sales and substantial unanticipated legal costs and may divert the efforts of management personnel, any and all of which could have a material adverse effect on our business, results of operations and financial condition.

We are currently incurring ongoing legal fees to defend patent lawsuits on behalf of our Quintum subsidiary. Under the acquisition agreement with Quintum, NET is indemnified against liabilities related to these matters and intends to make a claim against an escrow provision for any such liabilities, subject to the amount of the escrow and other conditions. The escrow provisions include a $1.0 million cash escrow, specifically for patent claims, and a general escrow, also available for patent claims, in the amount $5.0 million, half of which is cash and half of which is in Company stock. As a result, any claim in excess of $1.0 million will be reimbursable partly through Company stock, which by the terms of the escrow is to be valued at $11.83 per share, which was the price used to determine the number of shares paid in the acquisition of Quintum. To the extent a claim is satisfied in Company stock and the Company’s stock price at such time is below the acquisition price, we will record expense for the price difference. We believe it is likely that claims against the escrow will exceed $1.0 million during calendar 2009, with the result that we would record expense, depending on the trading price of our stock, for a portion of the amount of legal fees incurred in the litigation, even if claims for such amounts are satisfied from the escrow.

Many of our sales depend on our achieving third-party certifications for our products.

In several markets for our products, we must achieve various certifications from third parties in order to obtain sales of those products. For example, sales of unified communications products often require certification of interoperability with other vendors’ products; sales to the Federal government of products destined for use in military applications must be certified by the Joint Interoperability Test Command (JITC); and international sales may depend on standards established by telecommunications authorities in various countries. These certification processes can be lengthy and often require the commitment of another vendor’s or agency’s personnel and test equipment, and we compete with other suppliers for these resources. Even after achieving a particular certification, we may be required to re-certify our products as technologies evolve and other vendors’ products are updated. Any delays in obtaining these certifications or failure to obtain these certifications could adversely affect our ability to sell our products.

We have recently reduced our staff and we plan ongoing process improvement and rigorous vendor management, any of which may cause disruptions to our business.

During the third quarter and early in the fourth quarter of fiscal 2009, we reorganized a number of functions and reduced our staff by 14%. We continue to seek additional ways to reduce costs and improve efficiencies, such as changes to our internal business processes and transitions to different vendors or service providers. We recently completed the transition to a new contract manufacturer and we may transition other outsourced functions, or may outsource additional functions. A third party, CACI, provides first-level technical support and other services for our customers under a contract that terminates December 1, 2010, and we may need to have other arrangements for these services in place before then. These various activities are subject to a number of risks, such as diversion of management time and resources; diminished ability to respond to customer requirements, both as to products and services; and disruption of our engineering and manufacturing processes. Further, despite our efforts, the savings we expect from these actions may not be achieved, or may be achieved only after an initial increase in costs. Problems resulting from these reorganization activities, particularly if coupled with a failure to achieve the expected cost savings, could have a material adverse effect on our business, results of operations, and financial condition. In addition, changes to our business processes may require revisions to our internal controls, and may make it more difficult for us to achieve certification of our internal control over financial reporting.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Common Stock

The following table reflects purchases made by the Company of its common stock during the quarter ended December 26, 2008:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
September 27 – October 24, 2008	—	—	—	$19,224,000
October 25 – November 21, 2008	115,992	$2.68	—	$18,991,000
November 22 – December 26, 2008	—	—	—	$18,991,000
	115,992	$2.68	—	$18,991,000

(1)

26,755 shares were acquired directly from employees as payment of tax withholding obligations upon vesting of restricted stock awards.

(2)

In February 2008, the Board of Directors approved and the Company publicly announced a plan providing for the repurchase of up to $20 million of the Company’s common stock. The repurchase plan will continue for up to twenty-four months from the date of effectiveness, which was February 27, 2008.

3¾% convertible senior notes

The following table reflects purchases made by the Company of its 3¾% convertible senior notes during the quarter ended December 26, 2008:

Fiscal Period	Total Number of Units Purchased (1)	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units That May Yet Be Purchased Under the Publicly Announced Plans or Programs
September 27 – October 24, 2008	—	$—	—	—
October 25 – November 21, 2008	31,700,000	0.53	—	—
November 22 – December 26, 2008	10,500,000	0.55	—	—
	42,200,000	$0.53	—	—

(1)

The amounts shown represent the aggregate principal amounts, in dollars, which were acquired in privately negotiated transactions.

7¼% redeemable convertible subordinated debentures

The following table reflects purchases made by the Company of its 7¼% redeemable convertible subordinated debentures during the quarter ended December 26, 2008:

Fiscal Period	Total Number of Units Purchased (1)	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units That May Yet Be Purchased Under the Publicly Announced Plans or Programs
September 27 – October 24, 2008	—	$—	—	—
October 25 – November 21, 2008	1,000,000	0.64	—	—
November 22 – December 26, 2008	—	—	—	—
	1,000,000	$0.64	—	—

(1)

The amount shown represents the aggregate principal amount, in dollars, which was acquired in a privately negotiated transaction.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

On January 29, 2009, the Compensation Committee of the Board of Directors approved a performance-based incentive compensation plan for the second half of fiscal 2009 for Gary L. Lau, Senior Vice President, Federal Sales. The plan provides for a quarterly incentive payment based on the level of product bookings and revenue for the Federal Government business, with a target quarterly payment of $50,000 for achievement of specified sales goals. The actual amount earned, which may be lower or higher than the target payment, will be determined by multiplying the quarterly target by the percent of the revenue quota achieved and by a bookings multiplier. The bookings multiplier is determined as follows: if less than 100% of the bookings quota is achieved, the multiplier will be equal to the percent of the bookings quota achieved; at 100%, the multiplier will become 1.1; at 110%, the multiplier will become 1.2; at 120%, the multiplier will become 1.4; at 130%, the multiplier will become 1.6; at 140%, the multiplier will become 1.8; and at 150%, the multiplier will become 2.0, which is the maximum number for the multiplier.

ITEM 6.  EXHIBITS

(a) Exhibits

31.1	Rule 13a-14(a) Certification (CEO).
31.2	Rule 13a-14(a) Certification (CFO).
32.1	Section 1350 Certification (CEO).
32.2	Section 1350 Certification (CFO).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  February 3, 2009

NETWORK EQUIPMENT
TECHNOLOGIES, INC.

/s/ C. NICHOLAS KEATING, JR.
C. Nicholas Keating, Jr.
President and Chief Executive Officer

/s/ JOHN F. MCGRATH, JR.

John F. McGrath, Jr.
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)