Form 10-K
period 2009-03-27
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2009-05-22
CIK 752431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

 (Mark One)

 ☒

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 27, 2009.

OR

 ☐

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                              to                              .

Commission File Number 001-10255

NETWORK EQUIPMENT TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	94-2904044 (I.R.S. Employer ID Number)

6900 Paseo Padre Parkway, Fremont, CA  94555-3660
(510) 713-7300
(Address of principal executive offices, including zip code, and telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 Par Value (Title of each class)	The NASDAQ Stock Market LLC (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

7 1/4% Convertible Subordinated Debentures (Title of class)	3 3/4% Convertible Senior Notes (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.
☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes  ☐ No  (Not applicable.)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See the definitions in Rule 12b-2 of the Exchange Act.)

Large accelerated filer ☐            Accelerated filer ☒            Non-accelerated filer ☐          Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    ☐ Yes  ☒ No

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on September 26, 2008, which is the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $57,956,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's Common Stock, par value $.01, as of May 15, 2009 was 29,171,000.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about August 11, 2009 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

NETWORK EQUIPMENT TECHNOLOGIES, INC.

FORM 10-K

March 27, 2009

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

ITEM 1.  BUSINESS

Overview

Network Equipment Technologies, Inc. (NET), founded in 1983, develops and sells voice and data networking solutions that enable the integration and migration of existing networks to secure internet protocol (IP)-based communications. We have more than 25 years of operating history and a worldwide customer base that includes both government entities and enterprise customers. Our enterprise customer base includes large enterprises adopting unified communications (UC) and small- to mid-sized businesses (SMBs) implementing new Voice-over-IP (VoIP) technologies. Our government customers include a variety of federal and international agencies and organizations, including civilian and defense agencies and resellers to such entities. In addition to our direct sales capabilities, we are developing relationships with integrators, resellers and technology leaders to help drive our enterprise business. Our global support and service organization, along with third-party service organizations, provides installation and other professional services, a variety of maintenance programs, technical assistance, and customer training.

Today, our solutions are focused on enabling our enterprise and government customers to cost-effectively migrate to next-generation IP networks, unified communications platforms, secure voice applications, and high-speed multiservice wide area networking (WAN) transport networks. Our voice solutions include the VX Series and the Quintum Series of switching media gateways. Our multi-service solutions include the Promina, NX1000 and NX5010 platforms.

The VX Series and Quintum Series product lines provide enterprise customers with voice interoperability solutions that enable existing private branch exchange (PBX) and IP-PBX systems to work together with new unified communications platforms and IP-based service provider networks offering SIP trunking services. The VX Series also provides IP-based solutions to government agencies requiring high bandwidth efficiency and call performance for secure voice communications. The Quintum Series also provides traditional VoIP switching gateway solutions for SMBs and smaller branch offices within large enterprises.

NET’s multi-service solutions include the Promina, NX1000 and NX5010 platforms. The Promina product line is our traditional multi-service platform, which has been serving government agencies and large enterprises for many years, providing industry-leading network reliability and security. Our NX1000 platform provides an extensive, compact, WAN switching solution that enables mission-critical, multi-service and serial data applications to integrate and aggregate into IP-based networks. The NX5010 platform enables high-speed, secure interconnection and extension of geographically distributed grid computing clusters and storage area networks (SANs), providing data transfer at rates of ten gigabits per second (10G bps).

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

Today, the rapid expansion in use of the Internet for commercial and consumer purposes, and the growth of data services as an increasing portion of telecommunications traffic, has resulted in tremendous demand for broadband solutions using cell or packet switching, as contrasted with narrowband circuit-switched approaches. Despite significant advances in packet-switching technology, circuit-switched networks continue to offer certain advantages for networks requiring the most secure and reliably deterministic communications. Although demand has been declining for a number of years, there is still currently a small market for circuit-switched products, particularly in environments with low bandwidth requirements.

With the advent of IP-based technologies, traditionally separate voice and data environments have begun to converge, allowing for the transmission of voice along with other data over packet-routed networks, and providing an alternative to traditional circuit-switched telephone networks. As a result of the potential cost savings and added features of VoIP, consumers, enterprises, telecommunication service providers and others are increasingly adopting VoIP for their voice communications. This growth has been aided by technological advances that have recently improved the quality and reliability of VoIP connections to rival that of traditional telephone circuit service, including security features, and by innovations that allow VoIP connections to include services not available on traditional voice-only networks. VoIP transmissions, by virtue of the data flow over open packet-routed networks, are inherently not secure unless encryption or other security enhancements are applied to the transmission.

The increasing use of VoIP transmissions over different types of networks, such as fixed-line, cellular, and short-distance wireless, creates an opportunity to use a single protocol for these transmissions, allowing for a convergence of fixed and mobile communications. As an example of this fixed-mobile convergence (FMC), enterprises can enable subscribers to roam and handover calls between cellular networks and public and private wireless networks using dual-mode mobile handsets. With the proliferation of communications equipment and devices such as PBXs, mobile phones, and desktop-PC clients, along with a multitude of communications tools such as e-mail, voicemail, calendaring, internet messaging (IM), and video conferencing, enterprises are facing significant challenges to enable their workforces to efficiently manage their communications. To address this complexity, a number of large companies including Microsoft, IBM and HP have announced UC strategies and platforms, which are aimed at integrating these various forms of communication.

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

Enterprise businesses adopting unified communications face a challenge in the migration of their existing telephony technologies to a new UC environment without disrupting existing operations. In performing the migration, they must address not only internal connections but also the myriad forms of contact with customers and other external business partners. Any solution must be able to access the hardware of existing telephony networks as well as new wired and wireless IP telephony services and devices. For UC to work effectively, the communication connectivity must be device-, application-, and network-independent. In addition, UC implementations will typically require capabilities for remote office support and survivability, security, high call-processing performance, and the ability to handle special routing and administration needs.

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

The following are key elements of our strategy:

Leverage our incumbent position in the government market. We were a pioneer of the concept of multi-service networking and have been delivering these mission-critical capabilities for more than 25 years. The installed base and revenue contribution from our narrowband Promina product line, sold primarily to government entities in recent years, are declining, but Promina continues to generate a significant portion of our revenue. We intend to leverage our installed customer base, particularly the government, for future sales of our new broadband and VoIP telephony platforms, enabling the transition to VoIP while supporting legacy traffic and applications.

Design and develop industry leading communications equipment. We consider technological and product leadership to be critical to our future success. We have broad experience with mixed-service and multi-protocol networks, enabling us to develop solutions for a wide range of applications. We have extensively refined the features and technologies of our more mature products over their long product lifetimes. We strive to leverage this technological background to develop new products and additional functionality for existing products to meet our customers’ escalating requirements, specifically for VoIP conversion and secure voice applications. We believe that our newer products are helping accelerate the communications industry's rapid transition to software.

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

Align with partner-driven unified communications strategies. Microsoft, IBM, HP and other large hardware and software vendors are pursuing or have announced strategies and products for the UC market. As a technology enabler of their strategies, we have worked and will continue to work closely with these companies. Microsoft has been a customer of ours for several years. This relationship has helped us to align our product development and resources to support Microsoft’s unified communications strategy and, as a result, we believe we are positioned to partner with other Microsoft solution providers. Through alliances with well-respected systems integrators and resellers, we are establishing channels for our products into the enterprise market.

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

Products

Voice and Mobility Products

Our voice and mobility platforms include our VX Series switches and our Quintum Series gateways.

The VX Series – our voice exchange platform:

The VX Series enables high-performance, secure VoIP communications. The VX Series is a fully-integrated multi-service voice switch, which can be deployed to integrate VoIP and VoIP-based systems into legacy voice network infrastructure. The VX Series extends advanced call system features from centralized voice systems to remote locations. With its remote survivability features, the VX Series provides continuous, local call service and intelligent trunk routing in the event of network connectivity failures. It can also be integrated into existing mission critical networks as well as deployed as the primary solution in green field applications.

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

In fiscal 2009, 2008, and 2007, our VX Series and predecessor products accounted for 19.8%, 29.2% and 20.0% of product revenue, respectively.

Quintum Series – our multipath VoIP gateways:

Our Quintum platform addresses VoIP gateway technologies for small- to mid-sized businesses. Having similar architecture to our VX Series products, Quintum Series products support general business VoIP applications and are sold at lower price points than the VX Series. Like the VX Series, Quintum products support “any to any” multipath switching, provide branch office survivability, and are designed to simplify deploying VoIP applications into existing legacy voice networks. The Quintum products also have a broad set of interfaces and configurations that allow them to be integrated into nearly any type of existing voice network, supporting as few as two analog ports and as many as 32 T1/E1 trunks or 960 VoIP calls. Quintum products are sold into a variety of VoIP applications including; multi-office VoIP trunking, IP-PBX support and branch office gateways, service provider VoIP “customer premise equipment” (CPE), and now UC applications. We also have a number of relationships where these products support applications of major VoIP system and services vendors including Microsoft, Nortel, Avaya, NEC Sphere and others.

In fiscal 2009, the Quintum Series accounted for 23.5% of product revenue.

The VX Series and Quintum Series switches and gateways have been qualified under the Microsoft Unified Communications Open Interoperability Program for Microsoft Exchange Unified Messaging, Microsoft Office Communications Server 2007 and Microsoft Office Communications Server 2007 Release 2 (R2).

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

The Promina product family includes a range of systems for various node sizes, with various processor, application, and interface modules. We offer a broadband aggregation mechanism for Promina customers with the Promina Broadband Shelf, providing government customers with a broad range of ATM and IP technology. Our Promina networks are monitored and controlled by netMS, an integrated network management solution. We also offer an IP trunk interface for Promina, enabling direct IP connections to the Promina platform. In fiscal 2009, 2008, and 2007, our Promina products, including the Promina Broadband Shelf, accounted for 44.9%, 57.0% and 76.0% of product revenue, respectively.

The NX1000 Series – our IP-enabled multi-service platform:

The NX1000, an extension of our Promina product line, provides a flexible, cost-effective Internet Protocol (IP) aggregation solution that facilitates migration of legacy traffic to IP. It is fully interoperable with the existing Promina product line, delivering an all-new architecture and built-in capability to converge legacy applications onto an IP-based network while also providing four times the bandwidth of similarly sized Promina models. The NX1000 adds multi-service aggregation capabilities to the NX Series’ product line-up and is housed in a field-deployable, compact and lightweight chassis. It fits well into tactical and first-responder applications as well as supporting applications for high speed serial or legacy migration to IP, IP-based satellite transport, and tactical to fixed-site connectivity. The NX1000 also offers higher speed data interfaces, diskless data storage, and an optional rubidium atomic clock module to provide a high level of accuracy and synchronization for bit synchronous applications over IP.

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

In fiscal 2009, NX Series product sales accounted for 11.4% of total revenue. In both fiscal 2008 and in fiscal 2007, the first two years the NX Series products were made commercially available, sales accounted for less than 10% of total revenue.

Customers and Markets

NET is focused on the unified communications and advanced communication markets, providing sophisticated network communications solutions to enterprises and government organizations worldwide. We pioneered multi-service networking and have been delivering this capability for more than 25 years. Our expertise is supporting the most demanding communications applications such as those that require high security, field reliability, high bandwidth or advanced features. Our customers are information and communication-intensive organizations, who may be local, national, or global in their operations. We identify our markets as two primary groups: government and enterprises. Government customers include but are not limited to U.S. defense and intelligence agencies, civilian agencies such as the Federal Aviation Administration and the Federal Emergency Management Agency, and international organizations such as NATO and foreign defense ministries, as well as resellers to such entities. We target enterprise customers in a variety of sectors such as financial services, manufacturing, transportation, and retail. In recent fiscal years, commercial sales of our Promina-based solutions have mostly been sales in emerging markets such as Eastern Europe or upgrades to our installed base in Western Europe.

Sales to the government sector represented 72.8%, 87.5% and 91.1% of NET’s revenue in fiscal 2009, 2008, and 2007, respectively. We do business with the government both as a direct contractor and as a subcontractor. A substantial portion of the revenue generated from our government customers is based on our contract with the General Services Administration (GSA), as well as through direct contracts such as with the Department of Defense (DoD) and NATO. Some of these contracts may also be used by other government agencies. Our current GSA contract expires in January 2010.

In fiscal 2009, no single customer accounted for more than ten percent of our net revenue. In fiscal 2008, ITT (formerly EDO Corporation), a government system integrator, and SPAWAR, a U.S. defense agency, accounted for 18.4% and 13.5%, respectively, of NET’s revenue. In fiscal 2007, EDO Corporation and General Dynamics accounted for 21.6% and 13.2% of our revenue, respectively. Excluding aggregate orders from a variety of government agencies, no other single customer accounted for more than ten percent of NET’s revenue in fiscal 2009, 2008, or 2007.

Our commercial revenue from international customers accounted for 9.8%, 6.9% and 6.8% of total revenue for fiscal years 2009, 2008, and 2007, respectively. Going forward, we believe our revenue growth in the enterprise markets will largely be driven by the acceptance of UC and other enterprise VoIP applications. As an incumbent supplier into Microsoft’s internal voice network, we are working closely with Microsoft and its key partners as they introduce new enterprise-focused unified communications and unified messaging products, of which our VX platform is a key enabler.

Competition

The market for telecommunications equipment is highly competitive and dynamic, has been characterized by rapid changes to and the convergence of technologies, and has seen a worldwide migration from existing circuit technology to packet-based IP technologies. We compete directly, both internationally and domestically, with many different companies, some of which are large established suppliers of end-to-end solutions such as Alcatel-Lucent, Avaya, Cisco Systems, Juniper Networks, Nortel, and Siemens. In addition to some of these large suppliers, a number of other smaller companies are targeting the same markets as we do. Particularly, in the unified communications market, Audiocodes Limited and Dialogic Corporation provide competitive solutions and are also partners with Microsoft. We believe our long operating history and strong balance sheet give us some of the advantages of larger businesses, while our small size and targeted focus give us some of the advantages of smaller companies. Our larger competitors, however, have greater financial, marketing and technical resources than we do and offer a wider range of networking products than we offer and can often provide customers a complete network solution. They often can compete favorably on price because their sales volume and broad product lines can allow them to make discounted sales while maintaining acceptable overall profit margins. Conversely, our smaller competitors may have more ability than we do to focus their resources on a particular product development unencumbered by the requirements to support an existing product line, allowing greater flexibility in their market strategies.

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

Through a contractual arrangement with CACI International Inc. (CACI), CACI has certain rights to provide maintenance and other services to our Federal customers. Beginning in the fourth quarter of fiscal 2007, our relationship with CACI was revised and expanded. Under the new arrangement, both companies sell services for NET products, other than the Quintum Series products, and each company is responsible for various aspects of service delivery. Revenue from maintenance and training services is shared between both companies, with the percentage to be determined based upon revenue levels. Our products are also serviced and supported by authorized entities around the globe.

Our Quintum Series product line is in large part sold through distributors, who generally perform service and support to the end customers.

In fiscal 2009, 2008, and 2007, service and support revenue accounted for 22.2%, 11.7% and 13.4%, respectively, of NET’s revenue.

Manufacturing

We outsource our product manufacturing. For the Promina, NX Series and VX Series, we outsource our manufacturing, including assembly and structural test, to our primary contract manufacturer, which is located in the U.S. For the Quintum Series product line, some manufacturing is performed by contract manufacturers in Asia and we perform final assembly and test at our own facilities in the U.S., China and Hong Kong. Each of our contract manufacturers is the sole vendor with whom we have contracted for the assemblies and finished goods they manufacture for us.

Under our agreement with our primary contract manufacturer, we maintain a level of control over parts procurement, design, documentation, and selection of approved suppliers. We are generally liable for any termination or cancellation of product orders, as well as excess and obsolete material, which can result, for example, from an engineering change, product obsolescence, or inaccurate component forecasting. Under the agreement, the contract manufacturer is to procure raw materials and begin manufacturing of products in accordance with the Company’s forecasts. If certain purchased raw materials are held for greater than 90 days or certain work-in-process items are held for greater than 60 days, we must make deposits on the aging inventory, although the contract manufacturer must make efforts to minimize our liability for the aging inventory, including returning materials to suppliers, canceling orders with suppliers, or using materials to manufacture product for its other customers where permitted. If raw material or in-process inventories are still unused and have been held for more than nine months, we must take ownership and pay for the aged inventory, unless there is future forecasted demand for such inventory, in which case we must pay a management fee for such inventory and then if the forecasted demand does not materialize we must take ownership and pay for such inventory. This activity may increase our owned inventories.

At March 27, 2009, our contract manufacturer held approximately $11.9 million of inventory related to our products. The Company’s deposit relating to this inventory was $8.1 million at March 27, 2009 and reserves relating to these deposits were $2.7 million. Both the deposit and the related reserves are included in prepaid expenses and other assets in the consolidated balance sheets.

The Company regularly evaluates its inventory, including inventory held by its contract manufacturer and the amount on deposit, to determine the adequacy of its reserves for excess and obsolescence. As a result of these evaluations, we recorded charges, related to the inventory held by the contract manufacturer, of approximately $3.6 million to cost of goods sold in fiscal 2009. There were no such charges incurred in fiscal 2008 and fiscal 2007.

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

In fiscal 2009, 2008, and 2007, NET’s research and development expenditures were $21.8 million, $24.3 million and $21.4 million, respectively.

Employees

As of March 27, 2009, we had 254 full-time employees. None of our employees are represented by a labor union. We consider our employee relations to be good.

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

Over the past twenty years, a number of patents have been issued to NET in the United States, Europe and Japan. In fiscal 2009, we were granted 13 U.S. patents, and now hold a total of 56 U.S. patents. These patents will expire between May, 2010 and September 2027. We expect to continue filing patent applications as we develop new products and technologies. We have not historically pursued claims against other companies based on possible infringements of our patent portfolio, but we believe that our investment in intellectual property protection can offer defenses to claims against us and may provide an additional source of future revenue.

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

Executive Officers

The executive officers of NET and their ages at May 15, 2009 are as follows:

Name

Age

Position

C. Nicholas Keating, Jr.

67

President, Chief Executive Officer and Director

James T. Fitzpatrick

55

Vice President of NET and President of N.E.T. Federal

Talbot A. Harty

45

Vice President, Chief Development Officer and Chief Information Officer

Francois P. Le

55

Vice President, Global Sales

John F. McGrath, Jr.

44

Vice President and Chief Financial Officer

Pete Patel

56

Vice President, Global Operations

Frank Slattery

48

Vice President and General Counsel

C. Nicolas Keating, Jr. has served as NET’s President and CEO since July 2005 and as a Director of the Company since November 2001. From October 2000 to February 2004, Mr. Keating was President and CEO of IP Infusion, a software developer and licensor of advanced networking software for enhanced IP services. Previously, he was President and CEO of US SEARCH.com, a Web-based provider of on-line information services to individual, corporate and professional users. From 1993 to 1998, he was an advisor to a number of worldwide organizations, including AT&T and Lucent Technologies. From 1987 to 1993, he was a Vice President and corporate officer of NET. Mr. Keating is a member of the Board of Trustees of the Asian Art Museum Foundation of San Francisco and is a San Francisco City Commissioner and Vice Chair of the Asian Art Commission. He is also on the Board of Trustees of American University in Washington DC. Mr. Keating received his BA and MA from American University and was a Fulbright Scholar to Mexico. Prior to his business career, Mr. Keating worked in the State and Commerce Departments in international positions and served as a First Lieutenant in the United States Army.

James T. Fitzpatrick joined NET in April 2009 as President of N.E.T. Federal and an officer of the Company. Prior to joining the Company, he was Vice President of Federal Sales for Ericsson Federal (formerly Marconi Federal). At Marconi Federal, he oversaw channel sales and partner programs and was in charge of business development. Mr. Fitzpatrick previously held senior management positions at NCR and AT&T, in the areas of sales, marketing, business development and large scale program management, along with legal, financial and contract management. Mr. Fitzpatrick earned a bachelor’s degree from Marquette University and a law degree from the University of Baltimore, and did additional graduate studies in Information Technology at Johns Hopkins University.

Talbot A. Harty joined NET in November 2003 and assumed the role of Vice President, Chief Development Officer and Chief Information Officer in October 2005. He previously served as Sr. Director of the Company’s Information Technology organization. From 2002 until he joined NET, Mr. Harty was Vice President of Product Development at Perfect Commerce, a provider of on-demand supplier relationship management solutions. From 2000 to 2001, he served as Vice President of Product Marketing at Mobileum (now Roamware), a provider of value-added voice and data roaming services. Prior to that, he held senior positions in information technology, operations, and research and development at a number of high-technology companies. He also sits on technology advisory boards for a number of start-up companies.

Francois P. Le joined NET in 2008. Prior to joining the Company, he was Vice President of Carriers and International Sales at Tropos Networks, the market leader in delivering metro-scale Wi-Fi mesh networks. Previously, Mr. Le was Vice President of Worldwide Sales for Aperto Networks, a supplier of WiMAX broadband wireless networks, where he started sales and extended the customer base into more than 50 countries and 150 operators. Prior to that, Mr. Le was Director of Product Marketing and Business Development for WAN access products at 3Com Corporation and Vice President of International Sales with Multipoint Networks. Earlier, he held Sales Director responsibilities at NET for Europe and later Asia-Pacific and Latin America (APLA). Mr. Le holds an MBA from the Stanford Graduate School of Business and an engineering diploma from the National Institute of Applied Sciences in Lyon, France.

John F. McGrath, Jr. joined NET in November 2001. Prior to joining the Company, Mr. McGrath served in various financial capacities at Aspect Communications, a developer of hardware and software solutions for customer contact centers, beginning in 1997. His positions with Aspect Communications included Vice President of Finance and Director of Finance for Europe, Middle East, and Africa. Prior to that, he was Director of Finance for TCSI Corporation (a former Teknekron Company). From 1986 to 1991, he worked as a Manager in the High Technology/Manufacturing Group at Ernst & Young. Mr. McGrath holds an MBA from the Stanford Graduate School of Business and a B.S. in accounting from the University of Wyoming. He is a registered CPA in the state of California. Mr. McGrath is a member of the Board of Directors of Endwave Corporation and Actel Corporation. He is also a member of the Board of Trustees for The Presidio Fund, a publicly traded mutual fund.

Pete Patel joined NET in April 2008. Prior to joining the Company, Mr. Patel held a senior management position at Xirrus, Inc., a provider of next generation wireless LAN architecture. Previously, at Occam Networks, Advanced Fibre Communications, and Ericsson, Mr. Patel held various senior management positions including vice president of operations, director of operations, director of design verification and test engineering, and senior test engineering manager. Mr. Patel holds an F.Y.B.Sc. in science from Gujarat University, India and a B.V.Sc. and A.H. from Gujarat Agricultural University, India.

Frank Slattery joined NET in February 2003. In addition to serving as General Counsel, he is the Corporate Secretary and oversees corporate governance matters. Mr. Slattery has been a business lawyer for technology companies since 1989, when he began his legal career at the firm of Wilson, Sonsini, Goodrich & Rosati. Prior to joining NET, he served in legal and senior management positions for a number of computer software and internet services companies, including SiteSmith, an internet infrastructure services provider, which was acquired by Metromedia Fiber Networks; USWeb, an internet services company; and ParcPlace Systems, a software tools developer. Mr. Slattery holds a BA in Economics and a JD from the University of California, Davis.

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

With the exception of fiscal 2008, we have we incurred net losses since fiscal 1998, including in fiscal 2009. Our circuit-switched product line, Promina, currently provides a substantial portion of our revenue, and revenue from that product line is expected to decline. In order for the Company to be profitable in future periods, we need our newer products to achieve commercial success. Any shortfall in revenue compared to our annual financial plan would likely require that we reduce our research and development spending, though many of these costs, as well as other operating expenses, are fixed in the short term making it difficult to reduce expenses rapidly. Reductions in research and development spending will impede the development of new products and product enhancements, which would in turn negatively affect future revenue.

Our operating results may continue to fluctuate.

Our operating results vary significantly from quarter to quarter. These fluctuations may result from a number of factors, including:

•

changes in demand for our products, which may result from changes in customer needs, features available in our products, competition, changes in industry standards, and other factors;

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

•

the issuance by us of common stock or other securities in the future;

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

Currently, we derive a significant portion of our product revenue from our Promina product line, a circuit-based narrowband technology. The market for our Promina product is declining as networks increasingly employ packet-based broadband technology. This technology migration resulted in a significant drop in sales of our Promina products over the last several years. If we are unable to develop substantial revenue from our newer packet-based broadband product lines, our business and results of operations will suffer. Although we have developed a migration path to broadband technology and have entered and expect to enter into development agreements with third parties to expand our broadband offerings, this strategy may not materially mitigate this decline.

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

A substantial portion of the revenue generated from our government customers is based on our contract with the GSA, which is up for renewal in fiscal year 2010. This contract imposes significant compliance and reporting obligations on us. The contract also establishes a fixed price under which government customers may purchase our products and provides for automatic mandatory price reductions upon certain events. In addition, the GSA can impose financial penalties for non-compliance, such as those we were subject to following the government’s post-award review of our commercial and government sales activity in the period 2001 to 2005.

Through an agreement resulting from the sale of our federal services business to CACI, CACI and NET share responsibility for maintenance and other services to our customers. If for any reason our mutual customers are unsatisfied with the services, it could adversely affect sales of our products and services.

Many of our sales depend on our achieving third-party certifications for our products.

In several markets for our products, we must achieve various certifications from third parties in order to obtain sales of those products. For example, sales of unified communications products often require certification of interoperability with other vendors’ products; sales to the Federal government of products destined for use in military applications must be certified by the JITC; and international sales may depend on standards established by telecommunications authorities in various countries. These certification processes can be lengthy and often require the commitment of another vendor’s or agency’s personnel and test equipment, and we compete with other suppliers for these resources. Even after achieving a particular certification, we may be required to re-certify our products as technologies evolve and other vendors’ products are updated. Any delays in obtaining these certifications or failure to obtain these certifications could adversely affect our ability to sell our products.

Our success depends on our ability to develop new products and product enhancements that will achieve market acceptance.

Our operating results will depend on the successful design, development, testing, introduction, marketing, and broad commercial distribution of our newer IP-based products, as well as successful evolution of our Promina product line incorporating packet-based technology. The success of these products is dependent on several factors, including proper product definition, competitive pricing, timely completion and introduction to the market, differentiation from competitors’ products, and broad market acceptance. Successful introduction of new products also requires the development of relevant expertise in our product support organization. The markets for our products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and evolving methods of building and operating networks. We may not successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products. Our products and product enhancements are increasingly designed as elements of a solution involving products and technologies being developed by third parties, and the success of our products will therefore be affected by the availability and success of the third party products. At the same time, products and technologies developed by others may render our products or technologies obsolete or non-competitive, which in turn could adversely affect our ability to achieve profitability.

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

We are currently incurring ongoing legal fees to defend patent lawsuits on behalf of our Quintum subsidiary. Under the acquisition agreement with Quintum, NET is indemnified against liabilities related to these matters, subject to the amount of the escrow and other conditions. The escrow provisions include a $1.0 million cash escrow, specifically for patent claims, and a general escrow, also available for patent claims, in the amount of $5.0 million, half in cash ($2.5 million) and half in Company stock (approximately 211,000 shares, valued by the terms of the escrow at $11.83 per share, which was the price used to determine the number of shares paid in the acquisition of Quintum). To the extent a claim is satisfied in Company stock and the Company’s stock price at such time is below $11.83, we will record expense for the price difference. In the fourth quarter of fiscal 2009 we recorded such an expense, in the amount of $148,000.

As the litigation progresses, we will incur additional legal costs, which may be substantial. Based on the nature of the escrow, it is likely that we will record expense in future periods for a portion of such costs, even if reimbursed from the escrow.

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

Our international sales, other than those made to foreign ministries of defense (MoDs), are made through indirect channels that include distributors and resellers worldwide, and our business strategy includes leveraging resale partners in the United States. In addition, many of our target customers, including the government, rely on systems integrators to incorporate new equipment or services into their networks. While we have begun the process of identifying and signing software application, system integrator and OEM or resale partners, more partners are necessary in these areas for us to be successful. We may also need to pursue strategic partnerships with vendors who have broader technology or product offerings in order to compete with the end-to-end solution providers. In addition, many of the enterprise markets we are pursuing require a broad network of resale partners in order to achieve effective distribution. Failure to sign up new reseller and strategic partners, or to implement business processes and services needed to adequately support the distribution channel, could affect our ability to grow overall revenue.

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

Delays in customer orders may span release schedules for new versions of our products, such that orders we expected to fulfill with one version may become orders for the next version. As a result, we may end up with less demand for the earlier version than forecasted, which could result in us holding obsolete inventory for the product and also result in the impairment of any outstanding capitalized costs for the product. In particular, delays in government programs have already affected and could further affect demand for our NX5010 product, as a new generation of the NX5000 family is expected in the near future. We have already established a substantial reserve for some of the inventory balance related to the NX5010 but we also have significant unreserved inventory balances on hand and owned by our contract manufacturer. Delays in customer orders causing reduced overall demand for a current product will likely result in substantial charges for the write-down or write-off of obsolete inventory, which would adversely affect our operating results.

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

During the third quarter and early in the fourth quarter of fiscal 2009, we reorganized a number of functions and reduced our staff by 14%. We continue to seek additional ways to reduce costs and improve efficiencies, such as changes to our internal business processes and transitions to different vendors or service providers. We recently completed the transition to a new contract manufacturer and we may transition other outsourced functions, or may outsource additional functions. A third party, CACI, provides first-level technical support and other services for our customers under a contract that terminates December 1, 2010, and we may need to have other arrangements for these services in place before then. These various activities are subject to a number of risks, such as diversion of management time and resources; diminished ability to respond to customer requirements, both as to products and services; and disruption of our engineering and manufacturing processes. Further, despite our efforts, the savings we expect from these actions may not be achieved, or may be achieved only after an initial increase in costs. Problems resulting from these reorganization activities, such as potential challenges maintaining our business systems and operating infrastructure, could have a material adverse effect on our business, results of operations, and financial condition, particularly if coupled with a failure to achieve the expected cost savings. In addition, changes to our business processes may require revisions to our internal controls, and may make it more difficult for us to achieve certification of our internal control over financial reporting.

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

We outsource our product manufacturing.

We outsource our product manufacturing, including most assembly and structural test, as well as functional test, systems integration, and order fulfillment functions, though we generally remain liable for inventory of components and finished material.

Any difficulties or failures to perform by the contract manufacturer could cause delays in customer product shipments or otherwise negatively affect our results of operations. We also share responsibility for inventory management and production planning with the contract manufacturer, which may increase the risks of carrying too much or too little inventory of either component parts or manufactured product. We have agreed to compensate our contract manufacturer in the event of termination or cancellation of orders, discontinuance of product, or excess material. Also, should the contract manufacturer in some future period decide not to renew our contract with it, or should we experience any failure to perform or other difficulties with the contract manufacturer, it would be difficult for us to quickly transfer our manufacturing requirements to another vendor, likely causing substantial delays in customer product shipments and adversely affecting our revenue and results of operations.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

NET is headquartered in Fremont, California. In December 2001, we entered into a ten-year lease for two buildings totaling 185,790 square feet for our headquarters, including one building dedicated for manufacturing operations. We outsourced manufacturing during fiscal 2006 and ceased use of the building used for manufacturing operations at the end of fiscal 2007, incurring a restructure charge of $10.1 million. In fiscal 2009, we recorded restructure cost of $1.1 million to reflect a change in estimate of the remaining liability for lease and other exit costs for this building.

NET and our subsidiaries lease facilities in Illinois, primarily for research and development, and in New Jersey, China, and Hong Kong, for sales and final assembly and test of products. We also lease offices, primarily for sales and service, at other locations in the United States, the United Kingdom, France, China, Australia, Japan and Dubai.

ITEM 3.  LEGAL PROCEEDINGS

Teles AG Informationstechonologien

A subsidiary of the Company, Quintum Technologies, LLC (Quintum), is a party to patent litigations in the U.S. and Germany initiated by Teles AG Informationstechonologien (Teles) prior to the acquisition of Quintum by the Company. The U.S. case, filed by Teles in the United States District Court for the District of Delaware on March 24, 2006, and amended December 14, 2006, accuses Quintum of infringing two patents entitled “Methods for Transmitting Data in a Telecommunications Network and Switches for Implementing said Method,” and seeks monetary damages and an injunction. The parties are currently engaged in pre-trial discovery. Absent a mutually agreed settlement, the case will proceed to trial, currently scheduled in August 2010. Simultaneously, certain claims of the patents at issue are the subject of reexaminations by the U.S. Patent and Trademark Office, and additional claims may be submitted for reexamination. Of the claims already submitted for reexamination, all have been rejected except for two that have been allowed, although all of such decisions are pending appeal.

In 2004, in Germany, Teles filed an action in the Higher District Court Mannheim accusing Quintum of infringing a German patent and the German portion of a European patent, both of which are related to and describe subject matter similar to the patents in the U.S. case. In 2006, Quintum filed actions in the Federal Supreme Court for Patent Matters in Germany to nullify the German and European patents. The district court ruled Quintum infringed the patents, but Quintum filed an appeal of that decision, which was stayed pending the resolution of the nullity actions, and the patent court subsequently issued judgments nullifying the patents. Teles has filed an appeal of the nullity judgments and the parties are awaiting the issuance of a report by a court-appointed expert, to be followed by an opinion of the court. If the nullity judgments are overturned, the appellate court hearing the infringement case would then take up Quintum’s appeal of the district court’s ruling of infringement.

The Company has not accrued any amounts related to the claims as any amounts that might be paid are not reasonably estimable. Under the acquisition agreement with Quintum, NET is indemnified against liabilities related to these matters, subject to the amount of the escrow and other conditions. The escrow provisions include a $1.0 million cash escrow, specifically for patent claims, and a general escrow, also available for patent claims, in the amount of $5.0 million, half in cash ($2.5 million) and half in Company stock (approximately 211,000 shares, valued by the terms of the escrow at $11.83 per share, which was the price used to determine the number of shares paid in the acquisition of Quintum). To the extent a claim is satisfied in Company stock and the Company’s stock price at such time is below $11.83, we will record expense for the price difference. In the fourth quarter of fiscal 2009 we recorded such an expense, in the amount of $148,000.

Lexis SA

Quintum has been interpleaded into three lawsuits in Greece by Lexis SA, a former distributor of Quintum products in Greece. The first two lawsuits were filed by one customer of Lexis and the third lawsuit was filed by a second customer of Lexis, each alleging that a set of hardware the customer acquired, incorporating Quintum’s product and a product by another vendor, failed to perform as a system. In each lawsuit, the customer seeks damages from Lexis, and Lexis has interpleaded both Quintum and the other vendor asking both companies to pay to Lexis any amounts that Lexis may be ordered to pay to the respective customers. In the first lawsuit, the customer seeks a refund of amounts paid, totaling €78,215. In the second lawsuit, the same customer seeks compensation, for real and moral damages, totaling €4,410,719. In the third lawsuit, the second customer seeks various monetary damages totaling €2,859,847.  The first lawsuit was rejected by the Greek courts, though the rejection was on formality reasons and the lawsuit may be re-filed. Hearings in the second and third lawsuits, which had been scheduled for January and February of 2009, have been postponed to October 14, 2010. The Company has not accrued any amounts related to the claim, as it believes that a negative outcome is not probable.

In addition to the above, the Company is involved in various legal proceedings from time to time that are considered normal to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders during the quarter ended March 27, 2009.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

See Notes 9, 10, and 11 to the consolidated financial statements. At May 15, 2009, there were approximately 440 registered stockholders of record of NET.

(c) Issuer Purchases of Equity Securities:

Issuer Purchases of Equity Securities during the quarter ended March 27, 2009: (in thousands, except shares and per share amounts)
Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs
December 27, 2008-January 23, 2009	—	—	—	$18,991,000
January 24-February 20, 2009	27,971	$3.06	—	$18,991,000
February 21-March 27, 2009	—	—	—	$18,991,000
	27,971	$3.06	—	$18,991,000

All shares purchased during the quarter ended March 27, 2009, were acquired in connection with awards previously made under the Company’s stock-based compensation plans. In accordance with the provisions of the plans, the Company repurchases shares surrendered for payment of tax withholding obligations upon vesting of restricted stock awards.

In February 2008, the Company’s Board of Directors approved a stock buy-back program authorizing NET to purchase up to $20 million of its common stock over the next two years. The Company may repurchase NET common stock in the open market at prevailing market prices or in privately negotiated transactions from time to time based upon market and business conditions. Execution of the buy-back program is subject to compliance with securities laws and the Company's insider trading policies, and the program may be suspended or discontinued by the Board of Directors at any time. No shares were repurchased under this program during the quarter ended March 27, 2009.

Market Price

NET’s common stock is traded on The NASDAQ Stock Market, LLC under the symbol “NWK.”. Until April 23, 2009 NET’s common stock was listed on the New York Stock Exchange. The following table sets forth, for the quarterly periods indicated, the high and low sale prices of our common stock:

Fiscal 2009	Low	High
First quarter	$3.20	$6.94
Second quarter	$2.49	$3.88
Third quarter	$1.76	$3.55
Fourth quarter	$2.49	$3.78

Fiscal 2008	Low	High
First quarter	$8.67	$11.20
Second quarter	$7.88	$14.75
Third quarter	$7.94	$15.75
Fourth quarter	$5.10	$8.64

NET has never declared or paid dividends on our capital stock and does not intend to pay dividends in the foreseeable future. In addition, our convertible debt trades in the over-the-counter market.

Information regarding equity compensation plans will be contained in the Proxy Statement in the section captioned “Equity Compensation Plan Information” and is incorporated herein by reference.

Stock Performance Graph

The graph depicted below shows NET’s stock price as an index assuming $100 invested over the five year period beginning on March 27, 2004, along with the composite prices of companies listed in the S&P 500 Index and NASDAQ Telecommunications Index. All values assume reinvestment of the full amount of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURNS
$140
$120
$100
$80
$60
$40
$20
$-
3/04
3/05
3/06
3/07
3/08
3/09
Network Equipment Technologies, Inc.
S & P 500 Index
NASDAQ Telecommunications Index

Fiscal year ending	2004	2005	2006	2007	2008	2009
Network Equipment Technologies, Inc.	100.00	61.26	34.25	83.69	55.48	31.32
S&P 500 Index	100.00	105.72	116.86	128.23	118.70	73.64
NASDAQ Telecommunications Index	100.00	99.98	125.48	131.96	126.76	85.12

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

The information presented below reflects the impact of certain significant transactions, including the acquisition of Quintum in fiscal 2008, and the adoption of certain accounting pronouncements, which makes a direct comparison difficult between each of the last five fiscal years. For a complete description of matters affecting the results in the tables below, including the acquisition by the Company during the year ended March 28, 2008, see “Notes to Consolidated Financial Statements” in Item 8.

(in thousands, except per share amounts)

Fiscal year ended	2009	2008	2007	2006	2005
Total revenue	$65,788	$116,144	$84,094	$69,768	$114,218
Net income (loss)	$(53,503)	$7,145	$(16,194)	$(27,235)	$(6,432)
Basic net income (loss) per share	$(1.85)	$0.26	$(0.65)	$(1.10)	$(0.26)
Diluted net income (loss) per share	$(1.85)	$0.25	$(0.65)	$(1.10)	$(0.26)
3 ¾% convertible senior notes	$13,000	$85,000	—	—	—
7 ¼% convertible subordinated debentures	$23,704	$24,706	$24,706	$24,706	$24,706
Other long-term liabilities	$4,568	$6,295	$3,886	$673	$869
Total assets	$133,433	$269,333	$134,019	$136,678	$168,476

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

For a contract related to funded research and development activities, we recognize revenue and related costs in accordance the provisions of American Institute of Certified Public Accountants Statement of Position No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. We account for this contract using the completed contract method because we have determined that reasonable estimates of gross profit and percentage of completion are not available. All revenues and related costs are deferred until the contract is completed. Because the completed contract method precludes recognition of performance under the contract as the work progresses, it does not reflect current financial performance when the contract extends beyond one accounting period, and it therefore may result in uneven recognition of revenue, related cost of revenues and gross margin.

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

At March 27, 2009, our contract manufacturer held approximately $11.9 million of inventory related to our products. Our deposit relating to this inventory was $8.1 million at March 27, 2009 and reserves relating to this deposit were $2.7 million. Both the deposit and the related reserves are included in prepaid expenses and other assets on the consolidated balance sheets. Additional deposits may be required under the terms of the agreement.

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

During the second quarter of fiscal 2009, we concluded the carrying value of the net assets of the Company exceeded the Company’s fair value, based on quoted market prices of the Company’s common stock. As such, we determined that an impairment analysis of long-lived assets should be performed prior to an impairment analysis of goodwill. We first performed an analysis in accordance with Statement of Financial Accounting Standards (SFAS) 144, Accounting for the Impairment or Disposal of Long-lived Assets, to determine the impairment of long-lived assets, if any, as there was an indication that the carrying amount of certain long-lived assets might not be recoverable. As a result of this impairment analysis, we recorded an impairment charge of $16.5 million, which is included in the captions “Impairment of long-lived assets” in the accompanying consolidated statements of operations. Of the total long-lived asset impairment recorded in the second quarter of fiscal 2009, $12.5 million related to assets recorded in connection with the purchase of Quintum, $3.7 million related to a license and development agreement and $258,000 related to property and equipment.

We then performed an additional analysis, as required by SFAS 142, Goodwill and Other Intangible Assets, which indicated that a goodwill impairment loss was probable because the fair value of the Company including goodwill was less than the carrying value of the Company after the adjustments made for the impairment of long-lived assets. As a result, in the second quarter of fiscal 2009 we recognized a goodwill impairment loss in the amount of $27.4 million which was the excess of the carrying value of goodwill over its implied fair value.

In the fourth quarter of fiscal 2009 we recorded an additional impairment charge of $320,000 relating to license fees paid by Quintum for a new product initiative that we decided not to pursue as part of the integration of Quintum and NET operations.

Warranty Accruals: We provide a warranty for hardware product and software generally for twelve months. A portion of our products are warranted for two years. The software warranty entitles the customer to bug fixes but not software upgrades during the warranty period. We accrue warranty expense based on historical expense trends calculated as a percentage of new product sales. Actual expenses are charged against the accrual in the period they are incurred. On a quarterly basis, the warranty accrual is analyzed for adequacy based on actual trends and subsequent adjustments are made to the liability balance. If actual return rates or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of sales may be required. Historically, actual warranty costs have been consistent with our estimates.

Vacated Facilities: In the fourth quarter of fiscal 2007, we recorded a charge of $10.1 million of which $4.6 million related to estimated future net costs of our former manufacturing facility. In determining the amount of this charge, we made certain estimates, including future sublease rents to be received, future rent increases to be paid to our current landlord, allocation of original construction costs, and future operating costs. We executed a sublease for a portion of the facility early in the second quarter of fiscal 2008, on financial terms consistent with the estimates. In fiscal 2009, we recorded additional restructuring cost of $1.1 million due to a change in our estimate of the cost to vacate our former manufacturing facility. We will adjust the liability over the remaining term of the lease for future changes in terms, estimates used, or actual costs incurred and sublease revenues received.

Stock-based Compensation: Effective with our first quarter of fiscal 2007, we account for stock-based awards to employees using the fair value recognition provisions of Statements of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment (SFAS 123R), requiring recognition of the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award rather than apply intrinsic value measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and its related interpretations.

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

Deferred Taxes: We determine our income taxes in each of the jurisdictions in which we operate which involves estimating our actual current tax expense together with assessing temporary differences resulting from recognition of items for income tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from taxable income during the carryback period or in the future, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Our most significant deferred tax assets are net operating losses, for which we provide a valuation allowance based on our estimation of the likelihood of recovery. During fiscal 2008, we determined that it was more likely than not we will realize a portion of our foreign net operating loss carryforwards and removed the associated valuation allowance. All other deferred tax assets carry a full valuation allowance. Current federal and state tax laws include provisions that could limit the annual use of our domestic net operating loss carryforwards in the event of certain defined changes in stock ownership. Acquisitions or other events involving issuances of common and preferred stock could result in such a change. Accordingly, the annual use of our net operating loss carryforwards may be limited by these provisions, and this limitation may result in the loss of carryforward benefits to the extent the above-limit portion expires before it can be used.

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

Tax years from 1999 in the U.S. and 2003 in our primary foreign jurisdictions remain open for examination. Although the timing of resolution and closure of audits is highly uncertain, we do not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next twelve months.

Results of Operations

The following table sets forth selected data derived from our consolidated statements of operations expressed as a percentage of revenue for the periods presented:

	Year Ended
Percent of revenue	March 27, 2009	March 28, 2008	March 30, 2007
Product	77.8%	88.3%	86.6%
Service	22.2	11.7	13.4
Total revenue	100.0	100.0	100.0

Product gross margin	39.9	56.1	60.4
Service gross margin	1.2	9.2	9.1
Total gross margin (1)	16.0	50.7	53.5

Sales and marketing	32.2	17.4	22.2
Research and development	33.2	20.9	25.5
General and administrative	19.9	9.8	15.6
Impairment of goodwill and long-lived assets	52.0	—	—
Restructure and other costs	3.6	0.1	12.1
Total operating expenses	140.9	48.2	75.4
Income (loss) from operations	(124.9)	2.5	(21.9)

Interest income	5.6	4.4	4.3
Interest expense	(5.9)	(2.5)	(2.2)
Other income (expense), net	44.0	0.3	(0.1)
Income (loss) before taxes	(81.2)	4.7	(19.9)
Income tax provision (benefit)	0.1	(1.5)	(0.6)
Net income (loss)	(81.3)%	6.2%	(19.3)%

(1)

Total gross margin includes effect of impairment of long-lived assets of $10.1 million in fiscal 2009.

Overview and Highlights

•

Revenue was down substantially, on reduced product sales, leading us to seek cost reductions throughout the organization, but we have substantially maintained our investments in sales and marketing and in research and development as we shift our product focus to the emerging unified communications and secure voice markets.  Product revenue fell during the year due to reduced orders from government customers, offset somewhat by increased revenue from commercial customers, principally as a result of the acquisition of Quintum, completed in December 2007. Throughout fiscal 2009, we engaged in a range of cost-savings initiatives, including a significant overall reduction in staff from the end of the prior fiscal year. As we strive to make inroads into new markets, particularly the emerging markets for unified communications and secure voice networking, we have maintained significant spending on sales and marketing and on research and development in order to build our future market position.

•

We recorded a non-cash impairment charge of $44.3 million for goodwill and long-lived assets. During the second quarter of fiscal 2009, we conducted impairment tests in accordance with SFAS 142 and SFAS 144 and determined there was significant impairment to goodwill and long-lived assets. Accordingly, we recorded impairment charges totaling $43.9 million in large part relating to assets recorded in connection with the acquisition of Quintum in December 2007. In the fourth quarter of 2009 we recorded an additional impairment charge of $320,000 relating to license fees paid by Quintum for a new product initiative that we decided not to pursue as part of the integration. Of the total impairment charges incurred in fiscal 2009, $10.1 million was charged to cost of product revenue, and $34.2 million was charged to operating expense.

•

Total revenue for fiscal 2009 was 43.4% lower than in fiscal 2008. The decrease in total revenue from the prior year was due to lower product revenue, particularly from government customers, due partly to delays in program spending, the delay in passing the Federal budget, and fewer new programs using our  Promina and VoIP equipment.

•

Sales of voice-over-IP (VoIP) platforms contributed significantly to product revenue. In 2009 sales of VoIP platforms were down from the prior year but contributed 43.3% of product revenue. The VX Series and Quintum Series product lines provide enterprise customers with voice interoperability solutions for unified communications and SIP trunking services. In addition, the VX Series provides IP-based solutions to government agencies for secure voice communications and the Quintum Series provides traditional VoIP switching gateway solutions.

•

We retired $73.0 million of convertible debt. In fiscal 2009, we used $41.2 million of cash to repurchase a portion of our 3¾% convertible senior notes at a discount and $640,000 of cash to repurchase a portion of our 7¼% redeemable convertible subordinated debentures at a discount. We recorded a net gain of $28.9 million on these repurchases. We also used $1.3 million to repurchase shares of our common stock, mostly through open-market purchases under an announced buy-back program (a small portion of the repurchases were made in the form of employee surrenders of restricted stock awards in satisfaction of tax withholdings due upon vesting of the awards.)

•

Our sales to the government sector continue to account for a majority of our revenue yet such sales have declined substantially. We expect our mix of product sales and our sector mix to fluctuate quarter to quarter, as our customers continue to move to IP-based communications. Spending by government customers is dependent on the size of budget allocations, the timely passage of the annual federal budget and the timing of specific programs. The following table shows product revenue from our Promina product and total revenue from our government customers:

(in thousands)	Year Ended			Year Ended
	March 27, 2009	March 28, 2008	FY09 vs FY08	March 30, 2007	FY08 vs FY07
Revenue from government customers	$47,906	$101,577	(52.8)%	$76,571	32.7%
% of total revenue	72.8%	87.5%		91.1%

Promina product revenue	$21,731	$54,297	(60.0)%	$51,522	5.4%
% of product revenue	42.4%	52.9%		70.8%

Revenue

(in thousands)	Year Ended			Year Ended
	March 27, 2009	March 28, 2008	FY09 vs FY08	March 30, 2007	FY08 vs FY07
Product	$51,202	$102,608	(50.1)%	$72,813	40.9%
Service	14,586	13,536	7.8	11,281	20.0
Total revenue	$65,788	$116,144	(43.4%)	$84,094	38.1%

Total revenue for fiscal 2009 was significantly lower than in fiscal 2008 due principally to reduced orders from government customers. The reduction was due to delays in government program spending, the delay in passing the Federal budget, and fewer new programs using our legacy Promina equipment.

The reduction in revenue from government customers was offset somewhat by increased revenue from commercial customers, principally as a result of the acquisition of Quintum.

Total revenue in fiscal 2008 was higher than in fiscal 2007 due in large part to an increase in our domestic and international government business. Revenue from government customers in fiscal 2008 increased 32.7% compared to fiscal 2007 despite our having increased the tiered discounts we provide to the government under our contract with the General Services Administration (GSA) by an additional four percentage points off of our list prices, beginning midway through our fiscal year. Revenue from our commercial customers in fiscal 2008 increased $7.1 million, or more than 95%, as compared to fiscal 2007, including $4.9 million of revenue from Quintum products following the acquisition of Quintum in December 2007. The rest of the increase in fiscal 2008 compared to fiscal 2007 resulted from a $2.5 million increase in revenue from sales in Europe, driven in large part by upgrades and expansions of existing Promina networks.

Product revenue was lower in fiscal 2009 primarily due to the shortfall in government customer orders. Fiscal 2009 product revenue was lower than in fiscal 2008 for all product lines other than Quintum products, though there was no significant prior year comparative data for Quintum as the acquisition occurred late in the third quarter of fiscal 2008.

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

We expect our mix of product sales and our sector mix to fluctuate quarter to quarter, as our customers continue to move to IP-based communications. Spending by government customers is dependent on the size of budget allocations and, particularly in our fiscal third quarter, the timely passage of the annual federal budget. Sales to our government customers also fluctuate, based upon the timing of specific government programs.

Service revenue increased in fiscal 2009, due mostly to an increase in service to government customers.

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

Gross Margin

	Year Ended
	March 27, 2009	March 28, 2008	March 30, 2007
Product gross margin	39.9%	56.1%	60.4%
Service gross margin	1.2	9.2	9.1
Total gross margin (1)	16.0%	50.7%	53.5%

(1)

Total gross margin includes effect of impairment of long-lived assets of $10.1 million in fiscal 2009.

Total gross margin decreased in fiscal 2009 compared to fiscal 2008 primarily as a result of decreased product gross margin and impairment charges of $10.1 million recorded in the second and fourth quarters of fiscal 2009. Impairment charges in fiscal 2009 represented 19.6% of product revenue and reduced total gross margin by 15.3%.

Product gross margin in fiscal 2009 declined primarily as a result of:

•

Fixed costs being absorbed by lower product revenue. In fiscal 2009, fixed manufacturing costs represented 11.9% of product revenue compared to 7.3% of product revenue in fiscal 2008.

•

Higher inventory reserves. In fiscal 2009, we increased reserves for inventory as a result of lower-than-expected product demand. These charges represented 10.1% of fiscal year product revenue compared to 1.5% for fiscal 2008. The largest portion of these reserves are due to delayed government programs involving our NX5010 product. These delays may affect demand for our current inventory for this product, as a new generation of the product is expected as early as next year. We currently believe the unreserved NX5010 inventory balances on hand and owned by our contract manufacturer, of approximately $400,000, will be sold prior to the adoption of the new generation products. However, we will continue to evaluate this inventory for possible impairment.

•

Amortization of developed technology acquired from Quintum. The amounts charged to product cost of goods sold were 1.2% of product revenue in fiscal 2009 compared to 0.5% of product revenue in fiscal 2008. This percentage increase resulted from lower revenues and higher amortization charges in fiscal 2009 compared to fiscal 2008. There will be no future amortization of developed technology acquired from Quintum as we recorded an asset impairment charge for the full carrying value of developed technology in the second quarter of fiscal 2009. See the discussion of impairment of goodwill and long-lived assets below.

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

Product gross margin in fiscal 2008 was affected by:

•

Increased costs resulting from the transition to our new contract manufacturer, including $1.2 million of increased costs for manufacturing and transportation costs, and $1.5 million related to the transfer of inventory to the new vendor at less than our carrying value. These costs accounted for 2.7% of the decline in product gross margin as compared to fiscal 2007.

•

Charges of $473,000, representing amortization of developed technology acquired from Quintum.

•

The introduction of new products and the decline, as a percentage of total revenue, of sales represented by our established Promina product. New products typically have lower gross margins as a result of customary discounting for early customers and higher per-unit costs associated with low purchase volumes of components. Our established Promina product generally has higher gross margins.

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

Operating Expenses

(in thousands)	Year Ended			Year Ended
	March 27, 2009	March 28, 2008	FY 09 vs FY08	March 30, 2007	FY 08 vs FY07
Sales and marketing	$21,161	$20,178	4.9%	$18,699	7.9 7.9%
Research and development	21,817	24,279	(10.1)	21,432	13.3
General and administrative	13,120	11,373	15.4	13,129	(13.4)
Impairment of goodwill and long-lived assets	34,197	—	100.0	—	—
Restructure and other costs	2,423	175	1,284.6	10,183	(98.3)
Total operating expenses	$92,718	$56,005	65.6%	$63,443	(11.7)%

Total operating expenses increased in fiscal 2009 due primarily to charges for the impairment of goodwill and long-lived assets. The acquisition of Quintum, which occurred late in the third quarter of fiscal 2008, also contributed to the overall increase in operating expenses in fiscal 2009 because fiscal 2009 operating expense includes a full year of Quintum operations while fiscal 2008 operating expense includes approximately four months of Quintum operations. During fiscal 2009, we fully integrated Quintum operating functions and reduced Quintum headcount from 71 at March 2008 to 62 at March 2009.

Sales and marketing expenses increased primarily due to the acquisition of Quintum, whose operations were responsible for an incremental increase in sales and marketing expense of $2.2 million in fiscal 2009. A portion of this incremental expense resulted from amortization of purchased intangible assets, which totaled $663,000 for fiscal 2009 compared to $531,000 in fiscal 2008. There will be no further amortization of purchased intangible assets acquired from Quintum as we recorded asset impairment charges for the full carrying value of purchased intangible assets in the second quarter of fiscal 2009. See the discussion of impairment of goodwill and long-lived assets below. Offsetting the effects of the Quintum operations, changes in sales and marketing expenses in fiscal 2009 were as follows:

•

Sales commissions were down $663,000, reflecting lower revenues.

•

Stock-based compensation, which fluctuates as new awards are granted and expense recognition for prior awards is completed, was higher by $422,000.

•

Other sales and marketing expenses, including consulting and marketing communications costs, were $23,000 higher.

•

Allocations of shared expenses, including facilities and information technology costs were $974,000 lower, due to revised allocations to reflect actual utilization of facilities and services and to reduced facilities and information technology costs entity-wide.

Research and development expenses were lower in fiscal 2009 although Quintum operations were responsible for an incremental increase in expense of $2.5 million. Offsetting the effects of the Quintum operations, changes in research and development expenses in fiscal 2009 were as follows:

•

Salary and other employee compensation was $2.3 million lower, due principally to external funding of development and to headcount reductions. In fiscal 2009, research and development costs of approximately $709,000, were funded externally. We will recognize these deferred costs upon achievement of revenue-related milestones. While there can be no guarantee these milestones will be achieved, we expect to begin to recognize these deferred costs in fiscal 2010.

•

Consulting expense decreased by $1.2 million, due principally to cost reduction initiatives.

•

Other research and development expenses, including software, engineering and manufacturing production related costs, were $388,000 lower.

•

Allocations of shared expenses, including facilities and information technology costs, were $1.2 million lower, principally due to revised allocations to reflect actual utilization of facilities and services as well as reduced facilities and information technology costs entity-wide.

General and administrative expenses increased in fiscal 2009 in part as a result of the acquisition of Quintum. Quintum operations were responsible for an incremental increase in expense of $705,000. Amortization of intangible assets relating to the Quintum acquisition was $88,000 in fiscal 2009 and $70,000 in fiscal 2008. There will be no further amortization of purchased intangible assets acquired from Quintum as we recorded asset impairment charges for the full carrying value of purchased intangible assets in the second quarter of fiscal 2009. See the discussion of impairment of goodwill and long-lived assets below. In addition to the effects of the Quintum operations, changes in general and administrative expenses in fiscal 2009 were as follows:

•

Stock-based compensation, which fluctuates as new awards are granted and expense recognition for prior awards is completed, was up $61,000.

•

Salary and other employee compensation was down $170,000, due principally to the effect of headcount reductions though consulting expense was up $242,000, due principally to utilization of consultants to augment staff.

•

Legal costs and accounting and taxation consulting service fees increased $445,000 which included: costs related to the settlement of a legal complaint in the first quarter of fiscal 2009; charges for the costs of lawsuits assumed in the Quintum acquisition, which are only partially reimbursed from an escrow account; and increased fees for independent accounting and taxation consulting.

•

Other miscellaneous general and administrative expenses were lower by $141,000.

•

Allocations of shared expenses, including facilities and information technology costs, increased by $598,000, principally due to revised allocations to reflect actual utilization of facilities and services which were partially offset by reduced facilities and information technology costs entity-wide.

Restructuring charges in fiscal 2009 resulted from a change in our estimate of the cost to vacate certain facilities as well as costs relating to headcount reductions. Our total headcount decreased from 308 at March 28, 2008 to 254 at March 27, 2009.

Impairment of goodwill and long-lived assets charges totaling $43.9 million were recorded in the second quarter of fiscal 2009. Of this total, $9.7 million was charged to costs of revenue and $34.2 million was charged to operating expenses. In the fourth quarter of 2009 we recorded an additional impairment charge of $320,000, which was charged to cost of revenue, relating to license fees paid by Quintum for a new product initiative that we decided not to pursue as part of the integration.

The process of evaluating the potential impairment of goodwill and long-lived assets is highly subjective and requires significant judgment at many points during the analysis. In the first quarter of fiscal 2009, while the Company’s long term business projections did not change, we experienced a decline in market capitalization. In the second quarter of fiscal 2009, this decline in market capitalization had been sustained for a long enough period of time to warrant an impairment review of our goodwill and long-lived assets. We performed an impairment analysis of our goodwill and long-lived assets in the second quarter of fiscal 2009, pursuant to SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), and SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (SFAS 144).

We concluded that the carrying value of our net assets exceeded their fair value, based on quoted market prices of our common stock. As such, we determined that an impairment analysis of long-lived assets should be performed prior to an impairment analysis of goodwill. We first performed an analysis in accordance with SFAS 144 to determine the impairment of long-lived assets, if any, as there was an indication that the carrying amount of certain long-lived assets might not be recoverable. As a result of this impairment analysis, we recorded an impairment charge of $16.5 million, which is included in the captions “Impairment of long-lived assets” in the accompanying consolidated statements of operations. Of the total long-lived asset impairment recorded in the second quarter of fiscal 2009, $12.5 million related to assets recorded in connection with the purchase of Quintum, $3.7 million related to a license and development agreement, and $258,000 related to property and equipment.

We also performed an additional analysis in the second quarter of fiscal 2009, as required by SFAS 142, which indicated that a goodwill impairment loss was probable because the fair value of the Company including goodwill was less than the carrying value of the Company after the adjustments made for the impairment of long-lived assets. We recognized an impairment loss in the second quarter of fiscal 2009 in the amount of $27.4 million which was the excess of the carrying value of goodwill over its implied fair value.

In the fourth quarter of fiscal 2009, we recorded an additional $320,000 charge for prepaid licenses acquired from Quintum which were determined not to have value as the Company integrated product strategies.

The following table lists the assets that were impaired in accordance with SFAS 142 and SFAS 144, including the net carrying value, the impairment losses, and the net carrying value at March 27, 2009:

(in thousands)	Net Carrying Value Before Impairment	Impairment Losses in Fiscal 2009	Other Activities Subsequent to Impairment Losses(1)	Net Carrying Value as of March 27, 2009

Property and equipment, net	$8,609	$(258)	$(1,846)	$6,505
Goodwill	27,441	(27,441)	—	—
Purchased intangibles, net	12,533	(12,533)	—	—
Other assets	4,026	(4,026)	—	—
	$52,609	$(44,258)	$(1,846)	$6,505

(1)

Other activities consist of depreciation expense and acquisition and disposition of assets.

Total operating expenses decreased in fiscal 2008 from fiscal 2007 due primarily to lower restructure and other costs, partially offset by increases in all areas other than general and administrative. More specifically, the primary changes in fiscal 2008 compared to fiscal 2007 were:

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

Non-Operating Items

(in thousands)	Year Ended			Year Ended
	March 27, 2009	March 28, 2008	FY 09 vs FY08	March 30, 2007	FY 08 vs FY07
Interest income	$3,660	$5,055	(27.6)%	$3,625	39.4%
Interest expense	$(3,862)	$(2,847)	35.7%	$(1,841)	54.6%
Other income (expense)	$28,944	$404	7,064.4%	$(67)	703.0%

Interest income was lower in fiscal 2009 despite slightly higher average cash balances, due to the effect of lower interest rates earned on investments. Interest expense was higher in fiscal 2009 as a result of the December 2007 issuance of 3¾% convertible senior notes. Interest expense will be lower in future periods due to the repurchase in fiscal 2009 of portions of both the 3¾% convertible senior notes and the 7¼% redeemable convertible subordinated debentures in fiscal 2009.

Interest income increased in fiscal 2008 from fiscal 2007 due primarily to increased cash and investment balances partially offset by lower yields on available-for-sale securities. Interest expense increased in fiscal 2008 from fiscal 2007 due to the issuance of the 3¾ % convertible senior notes in December 2007.

Other income (expense) consisted of:

(in thousands)	Year Ended			Year Ended
	March 27, 2009	March 28, 2008	FY 09 vs FY08	March 30, 2007	FY 08 vs FY07
Loss on foreign exchange	$(428)	$(131)	226.7%	$(53)	147.2%
Gain on extinguishment of debt	28,927	—	100.0	—	—
Foreign currency translation adjustment due to dissolution of German subsidiary	—	385	(100.0)	—	100.0
Realized gain (loss) on available-for-sale securities	450	158	184.8	(7)	2,357.1

Other	(5)	(8)	(37.5)	(7)	14.3
	$28,944	$404	7,064.4%	$(67)	703.0%

In fiscal 2009, we retired $72.0 million of our outstanding 3¾% convertible senior notes at a discount to the original issue price. The retirement was accomplished by repurchasing the debt at a discount to the original issue price. The repurchase of debt at below principal generated a gain of $30.8 million, which was partially offset by a write-off of $2.2 million of unamortized deferred financing costs, for a net realized gain of $28.6 million. We also retired $1.0 million of our outstanding 7¼% redeemable convertible subordinated debentures. This retirement was also accomplished by repurchasing the notes at a discount to the original issue price. The repurchase of debt at below principal generated a gain of $360,000, which was offset by a write-off of $7,000 of unamortized deferred financing costs, for a net realized gain of $353,000.

Income Tax Provision (Benefit)

Income tax provision of $67,000 for fiscal 2009 was due primarily to provisions related to international operations, offset in part by a benefit of $100,000 for a U.S. federal refundable credit as provided by the Housing and Economic Recovery Act of 2008 (“Act”). The Act, signed into law in July 2008, allows taxpayers to claim refundable alternative minimum tax or research and development credit carryovers if they forego bonus depreciation on certain qualified fixed assets placed in service from the period between April 2008 and March 2009.

Income tax benefit of $1.7 million for fiscal 2008 was due primarily to the reversal of a valuation allowance for a deferred tax asset recorded for net operating loss carryforwards of a foreign subsidiary, which we began to realize in fiscal 2009.

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

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been our cash balances, cash provided by operating activities, and committed credit lines. In fiscal 2009, we used $41.8 million to repurchase portions of our 3¾% convertible senior notes and our 7¼% redeemable convertible subordinated debentures. In fiscal 2008, we received $82.0 million in net proceeds from the issuance of convertible senior notes and we used $23.2 million in the Quintum acquisition, consisting of cash consideration for the acquisition, transaction costs and repayment of Quintum debt. Also in fiscal 2008, we benefited from net proceeds of $12.7 million from stock option exercises.

Cash Balances: At March 27, 2009, we had cash and investment balances of $98.2 million, including cash equivalents of $15.6 million, restricted cash of $1.2 million and short-term investments of $81.4 million as compared to $165.7 million at March 28, 2008 and $90.1 million at March 30, 2007. The 2008 balance included cash and cash equivalents of $44.3 million and short-term investments of $121.4 million. The 2007 balance included cash and cash equivalents of $10.4 million and short-term investments of $79.7 million.

Cash Flows from Operating Activities:

Net cash provided by (used in) operating activities was ($21.1 million), $9.2 million and $2.7 million in fiscal 2009, 2008 and 2007, respectively.

In fiscal 2009, cash used in operating activities was primarily the result of the fiscal 2009 net loss of $53.5 million after allowing for the effect upon cash of: the non-cash charge for impairment of goodwill and long-lived assets of $44.3 million; the non-cash gain on extinguishment of debt of $28.9 million; and cash provided by accounts receivable collections of $16.1 million. The effect upon cash of other non-cash charges and changes in assets and liabilities was relatively minor.

In fiscal 2008, net cash provided by operating activities reflected net income of $7.1 million.

In fiscal 2007, net cash provided by operating activities resulted from the combined effect upon cash of changes in assets and liabilities and non-cash adjustments partially offset by the effect upon cash of the net loss of $16.2 million.

Days sales outstanding (DSO) was 51 days and 63 days at March 27, 2009 and March 28, 2008, respectively. Our target DSO is less than 70 days.

Cash Flows from Investing Activities:

Net cash provided by (used in) investing activities was $37.4 million, ($67.4 million) and ($3.1 million) in fiscal 2009, 2008 and 2007, respectively.

In fiscal 2009, net cash provided by purchases, sales and maturities of short-term assets was $39.6 million. We spent $1.0 million for property and equipment and $1.2 million to establish restricted cash.

In fiscal 2008, we used $21.2 million for the cash portion of the Quintum acquisition price and transaction costs. Purchases of short-term investments, net of sales and maturities, consumed cash of $40.6 million. We spent $3.1 million for property and equipment, including our replacement ERP system, and paid $2.5 million under our expanded agreement with a third-party technology supplier. We will make additional payments to the technology supplier totaling $2.5 million in later periods, dependent upon deliverables by the supplier.

In fiscal 2007, proceeds from sales and maturities approximately equaled purchases. We spent $2.7 million for property and equipment, and paid $625,000 under the third-party technology supplier agreement.

Cash Flows from Financing Activities:

Net cash provided by (used in) financing activities was ($43.1 million), $92.2 million and $3.3 million in fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

In fiscal 2009, we paid $41.2 million to repurchase a portion of our outstanding 3¾% convertible senior notes, $640,000 to repurchase a portion of our outstanding 7¼% redeemable convertible subordinated debentures and $1.3 million to repurchase common stock on the open market, primarily under our 2008 stock repurchase plan. Cash provided by proceeds from exercises of stock options was minimal in fiscal 2009.

In fiscal 2008, we received $82.0 million in net proceeds from the issuance of convertible senior notes and $12.7 million from exercises of stock options under stock-based compensation plans, of which $7.7 million was from exercises of stock-based awards by several former executives and a former member of the board of directors, each of whom has no remaining stock options. The proceeds from stock-based awards was partially offset by the payment of $518,000 for the repurchase of restricted stock from employees to satisfy withholding-tax obligations arising from the vesting of restricted stock awards. We also used $2.1 million to repay Quintum debt acquired in the December 2007 acquisition.

In fiscal 2007, cash provided by financing activities was due to proceeds from exercises of stock options under stock-based compensation plans less payments for the repurchase of restricted stock from employees. We believe future proceeds to us from the issuance of common stock under employee stock plans will be affected primarily by fluctuations in our stock price.

Stock Repurchase Plan:

On February 27, 2008, the Board of Directors approved a stock repurchase plan for a period of up to twenty-four months. In fiscal 2009, the Company repurchased 258,000 shares at an average price of $3.90 per share for a total price of $1.0 million.

Summary Disclosures about Contractual Obligations and Commercial Commitments: The following table provides a summary of our contractual obligations and other commercial commitments as of March 27, 2009:

(in thousands) Contractual obligations	Total	2010	2011 to 2012	2013 to 2014	After 2014
Long-term debt	$36,704	$—	$—	$—	$36,704
Interest on long-term debt	12,377	2,206	4,412	4,412	1,347
Operating leases	13,761	4,612	8,404	745	—
Total contractual obligations	$62,842	$6,818	$12,816	$5,157	$38,051

Included in the operating lease amounts are payments on the former manufacturing facility and payments on a lease for a former facility in Canada. Of those payments, $2.7 million, representing the discounted value of the lease payments net of sublease income, is accrued in our restructure liability at March 27, 2009.

We have a commitment to pay a total of $2.5 million to a third-party technology supplier upon receipt of future deliverables.

We have a long-term income tax liability for uncertain tax positions amounting to $588,000 at March 27, 2009. We cannot currently predict the date of settlement or payment, as the timing of resolution of our liability is highly uncertain.

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

At March 27, 2009, our contract manufacturer held approximately $11.9 million of inventory related to our products. Our deposit relating to this inventory was $8.1 million at March 27, 2009 and reserves relating to this deposit were $2.7 million. Both the deposit and the related reserves are included in prepaid expenses and other assets on the consolidated balance sheets. Additional deposits may be required under the terms of the agreement.

We are incurring ongoing legal fees to defend patent lawsuits on behalf of our subsidiary, Quintum Technologies, LLC, which we acquired in December 2007. Under the acquisition agreement with Quintum, we are indemnified against liabilities related to these matters and will make a claim against an escrow provision for any such liabilities, subject to the amount of the escrow and other conditions. The escrow provisions include a $1.0 million cash escrow, specifically for patent claims, and a general escrow, also available for patent claims, in the amount of $5.0 million, half in cash ($2.5 million) and half in Company stock (approximately 211,000 shares, valued by the terms of the escrow at $11.83 per share, which was the price used to determine the number of shares paid in the acquisition of Quintum). To the extent a claim is satisfied in Company stock and our stock price at such time is below $11.83 per share, we will record expense for the price difference. At March 27, 2009, we have accrued $148,000 for price differences relating to indemnified claims and the escrow provisions.

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund operations for at least the next twelve months. We believe the most strategic uses of our cash resources in the near term will include investments in new technologies, acquisitions, and working capital.

Off-Balance Sheet Arrangements

Other than commitments described above, there are no other off-balance sheet arrangements that are reasonably likely to materially affect our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recently Issued Accounting Standards

See Note 1 of our Notes to Consolidated Financial Statements, Description of Business and Summary of Significant Accounting Policies, for recent accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosure involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

We use foreign exchange contracts to hedge significant accounts receivable and intercompany account balances denominated in foreign currencies. Market value gains and losses on these hedged contracts are substantially offset by fluctuations in the underlying balances being hedged. At March 27, 2009, our primary net foreign currency exposures were in Japanese yen, Euros and British pounds. The net financial impact of foreign exchange gains and losses are recorded in other income. Our policy is to not use hedges or other derivative financial instruments for speculative purposes.

We believe our hedging strategy will not have a significant effect on our business, operating results or financial condition. A 10% adverse change in the foreign currency rates affecting the contracts as of their March 27, 2009 levels would decrease the fair value of the contracts by approximately $560,000 and if this occurred, the fair value of the underlying exposures hedged by the contracts should increase by a similar amount. However, we could have gains or losses in the future if our actual balances differ from the amounts hedged under foreign exchange contracts. The amount of such gains or losses would depend in part on the timing and amount of foreign currency exchange rate movements.

A portion of our investment portfolio is composed of income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. A sensitivity analysis assuming a hypothetical increase or decrease of 10% from levels at March 27, 2009 and March 28, 2008 indicated the fair value of the portfolio would change by approximately $123,000 and $450,000 at March 27, 2009 and March 28, 2008, respectively. At March 27, 2009, the fair value of the short-term investments was $81.4 million compared to $121.4 million at March 28, 2008.

The fair market value of our 3¾% convertible senior notes and 7¼% redeemable convertible subordinated debentures are sensitive to changes in interest rates and to the prices of our common stock into which they can be converted as well as our financial stability. The yield to maturity on the debentures is fixed, therefore the interest expense on the debt does not fluctuate with interest rates. We have estimated the approximate fair value of these securities using recent quotes and trades. The fair value of the trading debt securities was approximately:

(in thousands)	Fiscal year ended
	March 27, 2009	March 28, 2008
3¾% convertible senior notes	$7,800	$66,513
7¼% redeemable convertible subordinated debentures	$15,882	$22,730

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Highlights:

(dollars in thousands, except per share amounts)	Fiscal year ended
Highlights	March 27, 2009	March 28, 2008
Total revenue	$65,788	$116,144
Income (loss) from operations	$(82,178)	$2,849
Net income (loss)	$(53,503)	$7,145
Basic net income (loss) per share	$(1.85)	$0.26
Diluted net income (loss) per share	$(1.85)	$0.25
Working capital	$103,362	$179,060
Total assets	$133,433	$269,333
3¾ % convertible senior notes	$13,000	$85,000
7¼% convertible subordinated debentures	$23,704	$24,706
Total stockholders’ equity	$72,820	$125,543
Number of employees	254	308

Quarterly financial data (unaudited):

(dollars in thousands, except per share amounts)	Fiscal quarter 2009
	First	Second	Third	Fourth
Total revenue	$15,574	$18,515	$18,972	$12,727
Gross margin	$2,545	$(4,622)	$8,602	$4,015
Net income (loss)	$(9,838)	$(47,484)	$13,100	$(9,281)
Basic net income (loss) per share	$(0.34)	$(1.66)	$0.45	$(0.32)
Diluted net income (loss) per share	$(0.34)	$(1.66)	$0.42	$(0.32)

	Fiscal quarter 2008
	First	Second	Third	Fourth
Total revenue	$26,341	$27,332	$29,039	$33,432
Gross margin	$13,928	$14,475	$14,315	$16,136
Net income	$1,263	$1,592	$1,538	$2,752
Basic net income per share	$0.05	$0.06	$0.06	$0.10
Diluted net income per share	$0.05	$0.06	$0.05	$0.09

Beginning the third quarter of fiscal 2008, financial results include Quintum, which was acquired December 4, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Network Equipment Technologies, Inc.
Fremont, California

We have audited the accompanying consolidated balance sheets of Network Equipment Technologies, Inc. and subsidiaries (the “Company”) as of March 27, 2009 and March 28, 2008, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 27, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Network Equipment Technologies, Inc. and subsidiaries at March 27, 2009 and March 28, 2008, and the results of their operations and their cash flows for each of the three years in the period ended March 27, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 27, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 22, 2009, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
May 22, 2009

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)	March 27, 2009	March 28, 2008
Current assets:
Cash and cash equivalents	$15,589	$44,246
Short-term investments	81,432	121,412
Restricted cash	1,154	—
Accounts receivable, net of allowances of $351 at March 27, 2009 and $452 at March 28, 2008	7,091	23,174
Inventories	7,364	9,986
Prepaid expenses and other assets	10,073	8,031
Total current assets	122,703	206,849
Property and equipment:
Machinery and equipment	34,190	40,091
Furniture and fixtures	4,436	4,523
Leasehold improvements	10,947	10,925
	49,573	55,539
Less: accumulated depreciation and amortization	(43,068)	(46,080)
Property and equipment, net	6,505	9,459
Goodwill	—	27,441
Purchased intangibles, net	—	13,876
Other assets	4,225	11,708
Total assets	$133,433	$269,333
Current liabilities:
Accounts payable	$4,257	$9,968
Accrued liabilities	15,084	17,821
Total current liabilities	19,341	27,789
Long-term liabilities:
3¾% convertible senior notes	13,000	85,000
7¼% redeemable convertible subordinated debentures	23,704	24,706
Other long-term liabilities	4,568	6,295
Total long-term liabilities	41,272	116,001
Commitments and Contingencies – Note 9
Stockholders’ equity:
Preferred stock ($0.01 par value; 5,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 75,000 shares authorized; 29,193 and 29,248 shares outstanding at March 27, 2009 and March 28, 2008)	291	292
Additional paid-in capital	245,654	241,171
Treasury stock, at cost	(9,177)	(7,842)
Accumulated other comprehensive income (loss)	(1,262)	1,105
Accumulated deficit	(162,686)	(109,183)
Total stockholders’ equity	72,820	125,543
Total liabilities and stockholders’ equity	$133,433	$269,333

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(in thousands, except per share amounts)	March 27, 2009	March 28, 2008	March 30, 2007
Revenue:
Product	$51,202	$102,608	$72,813
Service	14,586	13,536	11,281
Total revenue	65,788	116,144	84,094
Costs of revenue:
Cost of product revenue	30,772	45,001	28,821
Cost of service revenue	14,415	12,289	10,249
Impairment of long-lived assets	10,061	—	—
Total cost of revenue	55,248	57,290	39,070
Gross margin	10,540	58,854	45,024
Operating expenses:
Sales and marketing	21,161	20,178	18,699
Research and development	21,817	24,279	21,432
General and administrative	13,120	11,373	13,129
Restructure and other costs	2,423	175	10,183
Impairment of goodwill	27,441	—	—
Impairment of long-lived assets	6,756	—	—
Total operating expenses	92,718	56,005	63,443
Income (loss) from operations	(82,178)	2,849	(18,419)
Interest income	3,660	5,055	3,625
Interest expense	(3,862)	(2,847)	(1,841)
Other income (expense), net	28,944	404	(67)
Income (loss) before taxes	(53,436)	5,461	(16,702)
Income tax provision (benefit)	67	(1,684)	(508)
Net income (loss)	$(53,503)	$7,145	$(16,194)

Basic net income (loss) per share	$(1.85)	$0.26	$(0.65)
Diluted net income (loss) per share	$(1.85)	$0.25	$(0.65)

Basic common and common equivalent shares	28,854	27,423	25,003
Diluted common and common equivalent shares	28,854	28,415	25,003

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended
(in thousands)	March 27, 2009	March 28, 2008	March 30, 2007
Net income (loss)	$(53,503)	$7,145	$(16,194)
Foreign currency translation adjustment	(2,030)	(235)	656
Gross unrealized holding gains on available-for-sale securities	113	1,341	499
Reclassification adjustments for gains (losses) included in net income (loss)	(450)	(158)	7
Comprehensive income (loss)	$(55,870)	$8,093	$(15,032)

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(in thousands)	March 27, 2009	March 28, 2008	March 30, 2007
Cash and cash equivalents at beginning of year	$44,246	$10,479	$6,928
Cash flow from operating activities:
Net income (loss)	(53,503)	7,145	(16,194)
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation, amortization, and accretion	5,674	6,826	7,346
Impairment of goodwill and long-lived assets	44,258	—	—
Loss on disposition of property and equipment	43	63	5,676
Stock-based compensation expense	4,428	3,038	1,212
Excess tax benefit from stock-based compensation	—	(156)	—
Gain on extinguishment of debt	(28,929)	—	—
Provision for deferred income taxes	590	(2,002)	—
Other	—	(385)	—
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	16,083	(6,883)	(5,117)
Inventories	2,622	3,005	2,060
Prepaid expenses and other assets	(1,912)	(5,081)	(138)
Accounts payable	(5,718)	(231)	2,508
Accrued and other long-term liabilities	(4,686)	3,864	5,385
Net cash provided by (used in) operations	(21,050)	9,203	2,738
Cash flow from investing activities:
Purchase of short-term investments	(62,520)	(129,463)	(74,336)
Proceeds from sales and maturities of short-term investments	102,163	88,887	74,482
Acquisition of business, net of acquired cash and cash equivalents	—	(21,142)	—
Registration costs for shares issued in acquisition	—	(67)	—
Purchases of property and equipment	(1,041)	(3,117)	(2,690)
Payment for license and development agreement	—	(2,500)	(625)
Increase in restricted cash	(1,154)	—	—
Other	—	—	58
Net cash provided by (used in) investing activities	37,448	(67,402)	(3,111)
Cash flow from financing activities:
Issuance of convertible senior notes, net of issue costs of $3,001	—	81,999	—
Repayment of acquired debt	—	(2,095)	—
Issuance of common stock	58	12,675	3,503
Repurchase of common stock	(1,339)	(518)	(245)
Repurchase of 3¾% convertible senior notes	(41,176)	—	—
Repurchase of 7¼% redeemable convertible subordinated debentures	(640)	—	—
Excess tax benefit from stock-based compensation	—	156	—
Net cash provided by (used in) financing activities	(43,097)	92,217	3,258
Effect of exchange rate on cash	(1,958)	(251)	666
Net increase (decrease) in cash and cash equivalents	(28,657)	33,767	3,551
Cash and cash equivalents at end of year	$15,589	$44,246	$10,479
Other cash flow information:
Cash paid during the year for interest	$4,479	$1,798	$1,808
Non-cash investing activities:
Common stock issued in acquisition of business	$—	$20,955	$—
Net unrealized gains (losses) on available-for-sale securities	$(337)	$1,183	$506

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)			Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Accumulated Deficit	Total Stockholders’ Equity
	Common Stock				Cumulative Translation Adjustments	Unrealized Gain (Loss) on Securities
	Shares	Amount
Balances, March 31, 2006	24,814	$248	$199,733	$(7,081)	$(36)	$(584)	$(100,134)	$92,146
Issuance and sale of common stock under stock-based compensation plans	953	9	3,494	—	—	—	—	3,503
Stock-based compensation		—	1,212	—	—	—	—	1,212
Repurchase of common stock	(40)	—	—	(245)	—	—	—	(245)
Net unrealized gain on available-for-sale securities		—	—	—	—	506	—	506
Cumulative translation adjustment		—	—	—	656	—	—	656
Net loss		—	—	—	—	—	(16,194)	(16,194)
Balances, March 30, 2007	25,727	257	204,439	(7,326)	620	(78)	(116,328)	81,584
Issuance of common stock for acquisition of business	1,732	17	20,938	—	—	—	—	20,955
Registration costs for shares issued for acquisition		—	(67)	—	—	—	—	(67)
Issuance and sale of common stock under stock-based compensation plans	1,840	18	12,657	—	—	—	—	12,675
Foreign currency translation adjustment due to dissolution of German subsidiary		—	—	—	(385)	—	—	(385)
Stock-based compensation		—	3,050	—	—	—	—	3,050
Tax benefit from stock-based transactions		—	156	—	—	—	—	156
Repurchase of common stock	(51)	—	(2)	(516)	—	—	—	(518)
Net unrealized gain on available-for-sale securities		—	—	—	—	1,183	—	1,183
Cumulative translation adjustment		—	—	—	(235)	—	—	(235)
Net income		—	—	—	—	—	7,145	7,145
Balances, March 28, 2008	29,248	292	241,171	(7,842)	—	1,105	(109,183)	125,543
Issuance and sale of common stock under stock-based compensation plans	305	3	55	—	—	—	—	58
Stock-based compensation		—	4,428	—	—	—	—	4,428
Repurchase of common stock	(360)	(4)	—	(1,335)	—	—	—	(1,339)
Net unrealized loss on available-for-sale securities		—	—	—	—	(337)	—	(337)
Cumulative translation adjustment		—	—	—	(2,030)	—	—	(2,030)
Net loss		—	—	—	—	—	(53,503)	(53,503)
Balances, March 27, 2009	29,193	$291	$245,654	($9,177)	$(2,030)	$768	$(162,686)	$72,820

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

Principles of Consolidation:    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

If the customer has a right of acceptance and the Company has not yet obtained acceptance, revenue is deferred until the terms of acceptance are satisfied. When product revenue is deferred, the Company also defers the associated cost of goods until the revenue is recognized. The Company recognizes service revenue upon completion of the service or, for ongoing services such as maintenance, ratably over the period of the contract. For sales arrangements that involve multiple elements to be delivered at different times, such as a sale of equipment together with post-contract support services, the Company assigns revenue to each element based on its fair value and recognizes revenue for each element as the criteria for recognition are met. Fair value for each element is determined by vendor-specific objective evidence, if available, such as the sales price charged when the same element is sold separately or otherwise by the residual method, whereby the value of delivered elements is determined by subtracting the fair value of the undelivered elements from the total value of the arrangement. If vendor-specific objective evidence of fair value of one or more undelivered elements does not exist, revenue on the entire arrangement is deferred and is recognized only upon delivery of those elements or when fair value has been established. The Company reports revenue net of sales taxes.

For a contract related to funded research and development activities, the Company recognizes revenue and related costs in accordance the provisions of American Institute of Certified Public Accountants Statement of Position No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. The Company accounts for this contract using the completed contract method because it has determined that reasonable estimates of gross profit and percentage of completion are not available. All revenues and related costs are deferred until the contract is completed.

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

Cash and Cash Equivalents:    Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the time of acquisition. The Company, at times, maintains cash balances in excess of the federally insured limit of $250,000.

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

Inventories:    Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs. Inventories consisted of the following:

(in thousands)	March 27, 2009	March 28, 2008
Purchased components	$5,791	$8,537
Finished goods	1,573	1,449
	$7,364	$9,986

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

At March 27, 2009, the contract manufacturer held inventory related to the Company’s products. The Company’s deposit relating to this inventory was $8.1 million at March 27, 2009 and reserves relating to these deposits were $2.7 million. Both the deposit and the related reserves are included in prepaid expenses and other assets in the consolidated balance sheets.

The Company regularly evaluates its inventory, including inventory held by its contract manufacturer and the amount on deposit, to determine the adequacy of its reserves for excess and obsolete inventory. As a result of these evaluations, the Company recorded charges of approximately $5.2 million to cost of goods sold in fiscal 2009.

Property and Equipment:    Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of generally three to ten years. Leasehold improvements are amortized over the shorter of the respective lease terms or estimated useful lives.

Software Development Costs:    Capitalization of software development costs begins upon the establishment of technological feasibility for the products, and amortization begins when the products are available for release to customers. The Company assesses the recoverability of capitalized software development costs in light of many factors, including anticipated future revenue, estimated economic useful lives and changes in software and hardware technologies. The Company did not capitalize internal software development costs in fiscal years 2009, 2008 or 2007. Software development costs are amortized over the lives of the products, generally three years.

Long-lived Assets:    The carrying value of long-lived assets, including goodwill and other intangibles, is evaluated at least annually and whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. The carrying value of goodwill at a minimum is evaluated for impairment by applying a fair value-based test. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset including disposition are less than the carrying value of the asset. An impairment is measured as the amount by which the carrying value exceeds the fair value. In fiscal 2009, the Company recorded impairment losses totaling $44.3 million. Intangible assets that have finite useful lives greater than a year, consisting primarily of purchased technology and rights to use technologies, trademark, customer list, and patents, are amortized over their estimated useful lives.

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

Foreign exchange transaction gains and losses, substantially all of which relate to intercompany activity between us and our foreign subsidiaries, amounted to losses of $428,000, $131,000 and $53,000 in 2009, 2008 and 2007, respectively. These losses are included in other income (expense) in the accompanying consolidated statements of operations.

In 2008, the Company legally dissolved its wholly-owned subsidiary, NET Europe Ltd. GmbH (GmbH) and discontinued business operations performed by the subsidiary. In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 37 (FIN37), Accounting for Translation Adjustments upon Sale of Part of an Investment in a Foreign Entity, an Interpretation of FASB Statement No. 52, other comprehensive income of $385,000 related to the GmbH dissolution has been reclassified from stockholders’ equity to other income in the 2008 consolidated statement of operations.

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

Income Taxes:  Effective the beginning of fiscal 2008, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interest and penalties related to income tax matters are recorded in income tax expense. See Note 7 for additional discussion.

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

In December 2007, the FASB issued SFAS No. 141(Revised), Business Combinations (SFAS 141R), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The requirements of SFAS 141R are effective for business combinations for which the acquisition date is on or after the effective date of the pronouncement. The pronouncement is effective for fiscal years beginning after December 15, 2008, which is the Company’s fiscal 2010. Early adoption of this accounting pronouncement is prohibited. The effect of the adoption of SFAS 141R on the Company’s consolidated financial statements will depend on future business combination transactions, if any.

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). FSP APB 14-1 requires recognition of both the liability and equity components of convertible debt instruments with cash settlement features. The debt component is required to be recognized at the fair value of a similar instrument that does not have an associated equity component. The equity component is recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. FSP APB 14-1 also requires an accretion of the resulting debt discount over the expected life of the debt. Retrospective application to all periods presented is required.  This FSP will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The effect of the adoption of FSP 142-3 on the Company’s consolidated financial statements will depend on the nature of future convertible debt instruments, if any, issued by the Company.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This FSP will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The effect of the adoption of FSP 142-3 on the Company’s consolidated financial statements will depend on future business combination transactions, if any.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157) which defines fair value, establishes a framework for measuring fair value, and expands disclosure of fair value measurements. SFAS 157 is applied under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The Company adopted the provisions of SFAS 157 effective as of the beginning of fiscal 2009, except for certain nonfinancial assets and liabilities for which the effective date has been deferred by one year in accordance with FSP No. 157-2, Effective Date of FASB Measurement No. 157. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements. See Note 3, Financial Instruments. The major categories of the remaining assets and liabilities that are measured at fair value on a non-recurring basis, for which the Company has not applied the provisions of SFAS 157, are as follows: accrued restructure cost and convertible debt. The Company is currently in the process of assessing the impact the adoption of SFAS 157 will have on its consolidated financial statements and related disclosures for the remaining assets and liabilities, effective March 28, 2009.

Note 2.  Goodwill and Long-lived Assets

Fiscal 2009 Impairment:  The process of evaluating the potential impairment of goodwill and long-lived assets is highly subjective and requires significant judgment at many points during the analysis. In the first quarter of fiscal 2009, while the Company’s long term business projections did not change, the Company experienced a decline in its market capitalization due to decreased revenue in the first quarter of fiscal 2009 resulting from a delay in certain government programs. In the second quarter of fiscal 2009, the decline in market capitalization had been sustained for a long enough period of time to warrant an impairment review of goodwill and long-lived assets of the Company. The Company performed an impairment analysis of its goodwill and long-lived assets in the second quarter of fiscal 2009, pursuant to SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), and SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (SFAS 144).

The Company concluded that the carrying value of its net assets exceeded their fair value, based on quoted market prices of our common stock. As such, the Company determined that an impairment analysis of long-lived assets should be performed prior to an impairment analysis of goodwill. The Company first performed an analysis in accordance with SFAS 144 to determine the impairment of long-lived assets, if any, as there was an indication that the carrying amount of certain long-lived assets might not be recoverable. As a result of this impairment analysis, the Company recorded an impairment charge of $16.5 million in the second quarter of fiscal 2009, which is included in the captions “Impairment of long-lived assets” in the accompanying consolidated statements of operations. Of the total long-lived asset impairment recorded in the second quarter of fiscal 2009, $12.5 million related to assets recorded in connection with the purchase of Quintum, $3.7 million related to a license and development agreement and $258,000 related to property and equipment.

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

As purchased intangible assets acquired as part of the Quintum acquisition and assets related to a license and development agreement were fully impaired and written off in the second quarter of fiscal 2009, there was no amortization expense associated with these assets in the second half of fiscal 2009 and there will be no future amortization expense associated with these assets.

In the fourth quarter of fiscal 2009, the Company recorded an additional $320,000 charge for prepaid licenses acquired from Quintum which were determined not to have value as the Company integrated product strategies.

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

In the second quarter of fiscal 2009 the Company performed an impairment analysis in accordance with SFAS 144 and determined the fair value of the license and development agreement and related other assets to be zero. Accordingly, the Company recorded an impairment charge of $3.7 million in the second quarter of fiscal 2009, representing the full net book value of the license and development agreement and other related assets. As a result of this impairment charge, there will be no future amortization expense relating to the amounts already paid under the license and development agreement. Prior to the impairment, amortization of $422,000, $1.2 million and $300,000, respectively, was recorded for fiscal 2009, 2008 and 2007 and was included in the cost of product revenue.

Per the terms of the license and development agreement, as amended, the Company is obligated to pay royalties on sales of the products, which began in the second half of fiscal 2007. These royalties totaled $99,000 for fiscal 2009 $817,000 for fiscal 2008 and $398,000 for fiscal 2007.

The supplier also serves as a reseller of the platform, and the parties have made occasional purchases from and sales to each other of inventory components and pre-production units. The Company invoiced the supplier $19,000, $3.6 million, and none in fiscal 2009, 2008 and 2007, respectively, for sales to the supplier for resale. The Company’s purchases from the supplier totaled $93,000, none, and $33,000, respectively, in fiscal 2009, 2008 and 2007.  No amounts were due to or from the supplier at March 27, 2009.

The Company’s President and CEO served as a member of the board of directors of the supplier through March 2007.

The following table lists the assets that were impaired in accordance with SFAS 142 and SFAS 144, including the net carrying value, the impairment losses, and the net carrying value at March 27, 2009:

(in thousands)	Net Carrying Value Before Impairment	Impairment Losses in Fiscal 2009	Other Activities Subsequent to Impairment Losses(1)	Net Carrying Value as of March 27, 2009

Property and equipment, net	$8,609	$(258)	$(1,846)	$6,505
Goodwill	27,441	(27,441)	—	—
Purchased intangibles, net	12,533	(12,533)	—	—
Other assets	4,026	(4,026)	—	—
	$52,609	$(44,258)	$(1,846)	$6,505

(1)

Other activities consist of depreciation expense and acquisition and disposition of assets.

Note 3.  Financial Instruments

Short-term investments at March 27, 2009 and March 28, 2008 consisted of the following:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
2009
U.S. government and municipalities	$66,756	$893	$(132)	$67,517
Corporate notes and bonds	10,518	33	(48)	10,503
Other debt securities	3,390	23	(1)	3,412
	$80,664	$949	$(181)	$81,432
2008
U.S. government and municipalities	$88,149	$1,020	$(1)	$89,168
Corporate notes and bonds	14,377	70	(94)	14,353
Other debt securities	17,781	163	(53)	17,891
	$120,307	$1,253	$(148)	$121,412

The maturities of short-term investments at March 27, 2009 are as follows:

(in thousands)	Amortized Cost	Estimated Market Value
Maturing in one year	$31,513	$31,772
Maturing in one to five years	46,185	46,791
Maturing in five to ten years	1,518	1,520
Maturing after ten years	1,448	1,349
Total	$80,664	$81,432

A total of $26,000 and $420,000 of unrealized gain positions for short-term investments held twelve months or more existed at March 27, 2009 and March 28, 2008, respectively.

Effective March 29, 2008, the Company adopted the provisions of SFAS 157 which defines fair value, establishes a framework for measuring fair value, and expands disclosure of fair value measurements. SFAS 157 is applied under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. The Company adopted the provisions of SFAS 157 effective as of the beginning of fiscal 2009, except for certain nonfinancial assets and liabilities for which the effective date has been deferred by one year in accordance with FASB Staff Position No. 157-2, Effective Date of FASB Measurement No. 157. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements.

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

The following table summarizes the financial assets and liabilities of the Company measured at fair value on a recurring basis in accordance with SFAS 157:

(in thousands)		Fair Value Measurements at March 27, 2009 Using
	Balance as of March 27, 2009	Level 1	Level 2	Level 3
Assets:
U.S. government and municipalities(1)	$67,517	$67,517	$—	$—
Corporate notes and bonds(1)	10,503	—	10,503	—
Other debt securities(1)	3,412	—	3,412	—
	81,432	67,517	13,915	—
Foreign currency derivatives(2)	18	—	18	—
Total	$81,450	$67,517	$13,933	$—

Liabilities:
Foreign currency derivatives(3)	$140	$—	$140	$—
Total	$140	$—	$140	$—

(1)

Included in short-term investments on the Company’s consolidated balance sheet.

(2)

Included in accounts receivable on the Company’s consolidated balance sheet.

(3)

Included in accrued liabilities on the Company’s consolidated balance sheet.

Derivative financial instruments are limited to foreign exchange contracts which the Company enters into to hedge certain balance sheet exposures and intercompany balances against future movement in foreign exchange rates. The Company’s primary net foreign currency exposures are in Japanese yen, Euros, and British pounds. The fair value of the Company’s derivative instruments is determined using pricing models based on current market rates. Gains and losses on foreign exchange contracts are included in other income (expense) and were not material for any period presented.

Note 4.  Other Assets and Accrued Liabilities

Other assets at March 27, 2009 and March 28, 2008 were as follows:

(in thousands)	2009	2008
Capitalized product and software development costs, net	$—	$4,018
Inventory spares	2,177	2,656
Debenture costs	541	3,088
Deferred taxes	1,321	1,902
Other	186	44
	$4,225	$11,708

Accrued liabilities at March 27, 2009 and March 28, 2008 were as follows:

(in thousands)	2009	2008
Accrued compensation	$3,293	$4,779
Unearned income	6,272	5,809
Accrued rent	1,096	1,292
Restructure and other costs	1,502	1,826
Accrued interest	738	1,581
Other	2,183	2,534
	$15,084	$17,821

Unearned income includes contract reserves, which are deferred revenue on multi-year contracts that are subject to review at the end of the contract period. The calculation of contract reserves is based upon historical experience. Revenue relating to contract reserves is recognized after the final review is complete.

See also Note 6 for activity in the liability for restructuring.

Note 5.  Warranty Accruals

The Company warrants hardware product and software, generally for twelve months. A portion of the Company’s products are warranted for two years. The software warranty entitles the customer to bug fixes but not software upgrades during the warranty period. The Company’s methodology is to accrue warranty expense based on historical expense trends calculated as a percentage of product sales. Actual expenses are charged against the accrual in the period they are incurred. On a quarterly basis, the warranty accrual is analyzed for adequacy based on actual trends and subsequent adjustments are made as necessary. Warranty expense relating to extended warranties and certain other programs are expensed as incurred.

Components of the warranty accrual, which is included in accrued liabilities in the accompanying consolidated balance sheets, during fiscal 2007, 2008, and 2009 were as follows:

(in thousands)	Warranty Accrual
Balance at March 31, 2006	$84
Charges to cost of goods sold	185
Charges to warranty accrual	(120)
Other adjustments (1)	(87)
Balance at March 30, 2007	62
Charges to cost of goods sold	74
Charges to warranty accrual	(34)
Acquired through business combination	64
Other adjustments (1)	(68)
Balance at March 28, 2008	98
Charges to cost of goods sold	28
Charges to warranty accrual	(58)
Other adjustments (1)	14
Balance at March 27, 2009	$82

(1)

Adjustments resulted from changes in warranty cost estimates, relating primarily to hourly costs of labor to repair products and frequency of warranty claims.

Note 6.  Restructure and Other

Restructure and other costs of $2.4 million in fiscal 2009 relate to charges for employee separation costs and a change in estimated costs to vacate the Company’s former manufacturing facility and represent the total amount expected to be incurred in connection with these restructuring activities. Employee separation costs were $1.3 million in fiscal 2009 and were principally for employee severance and related costs resulting from workforce reductions. The Company previously estimated the remaining liability for lease and other exit costs associated with its former manufacturing facility to be net of anticipated sublease income. In January 2009, the sublessee occupying the former manufacturing facility informed the Company that it would not exercise its option to extend its sublease. As a result, the Company is no longer assuming incremental sublease income and has therefore revised its estimate of the remaining liability for lease and other exit costs. The Company recorded restructure cost of $1.1 million in fiscal 2009 to reflect the change in estimate to vacate the Company’s manufacturing facility.

Restructure and other costs of $175,000 in fiscal 2008 consisted of adjustments for employee separation costs accrued in a previous years’ restructure and unanticipated costs to exit the Company’s former manufacturing facility.

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

The liability for restructuring was $3.5 million at March 27, 2009, as shown in the table below. Components of accrued restructure costs and changes in accrued amounts related to these restructuring programs during fiscal 2007, 2008, and 2009 are as follows:

(in thousands)	Employee Separation Costs & Other	Facility Exit Costs & Other	Total
Balance at March 31, 2006	$1,537	$170	$1,707
Provision (1)	174	4,629	4,803
Benefit	(59)	(9)	(68)
Payments	(1,088)	(126)	(1,214)
Balance at March 30, 2007	564	4,664	5,228
Provision	114	76	190
Benefit	—	(15)	(15)
Payments	(562)	(1,926)	(2,488)
Other (2)	1	288	289
Balance at March 28, 2008	117	3,087	3,204
Provision	1,287	1,577	2,864
Benefit	—	(441)	(441)
Payments	(1,255)	(1,053)	(2,308)
Other (3)	—	131	131
Balance at March 27, 2009	$149	$3,301	$3,450

(1)

Excludes $5.4 million of loss related to leasehold improvements of the vacated former manufacturing facility, which, having occurred when vacated, are not accrued but charged directly to restructure and other costs in the accompanying consolidated statements of operations and comprehensive loss for fiscal 2007.

(2)

Consists primarily of accretion of implied interest on the remaining liability for lease and other exit costs associated with the Company’s former manufacturing facility which is reflected in general and administrative expense in the consolidated statement of operations and comprehensive income (loss).

(3)

Consists primarily of adjustments to accretion of implied interest on the remaining liability for lease costs and adjustments to other exit costs associated with the Company’s former manufacturing facility. These adjustments were related to the Company’s revision of its estimate of the remaining liability for lease and other exit costs.

The balances at March 27, 2009, March 28, 2008 and March 28, 2007 include $1.9 million, $1.4 million and $2.3 million, respectively, classified as other long-term liabilities related to lease and other exit costs for the vacated facility, net of an estimated amount of sublease income.

Note 7.  Income Taxes

Income (loss) before income taxes and the benefit for income taxes consist of the following for fiscal 2009, 2008 and 2007:

(in thousands)	2009	2008	2007
Income (loss) before income taxes:
Domestic	$(53,049)	$4,763	$(16,886)
Foreign	(387)	698	184
Total	$(53,436)	$5,461	$(16,702)
Income tax provision (benefit):
Current:
Federal	$(100)	$150	$—
State	1	8	(327)
Foreign	189	3	(181)
	90	161	(508)
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(23)	(1,845)	—
	(23)	(1,845)	—
	$67	$(1,684)	$(508)

The income tax expense (benefit) reconciles to the amount computed by applying the statutory United States federal rate of 35% to income before income taxes as follows:

(in thousands)	2009	2008	2007
Statutory federal tax provision	$(18,703)	$1,911	$(5,846)
Foreign tax rate differential	198	(241)	(55)
Reconcile prior year loss carry forwards:
Foreign	(296)	86	(680)
State	—	30	(799)
Research and development, and manufacturers’ investment credits	(611)	1,236	1,048
Change in valuation allowance	9,085	(4,077)	6,574
Provision (release) of tax contingency reserve	177	156	(524)
Goodwill impairment	10,512	—	—
Other	(295)	(785)	(226)
Income tax expense (benefit)	$67	$(1,684)	$(508)

Deferred tax assets (liabilities) are comprised of the following at March 27, 2009 and March 28, 2008:

(in thousands)	2009	2008
Gross deferred tax assets:
Allowances not currently deductible for tax purposes	$7,888	$6,020
Loss carryforwards	56,683	55,938
Credit carryforwards	12,192	11,680
Depreciation	7,285	6,685
Gross deferred tax assets	84,048	80,323
Deferred tax liabilities:
Intangibles	—	(4,769)
Net deferred tax assets	84,048	75,554
Valuation allowance	(82,636)	(73,552)
Net deferred tax assets	$1,412	$2,002

The valuation allowance increased by $9.1 million in fiscal 2009 and decreased by $7.9 million in fiscal 2008. The Company’s operating loss carryforwards and credits, which have been offset by the valuation allowance, include $4.7 million of deferred tax benefits associated with stock-based compensation, which will be credited to additional paid-in-capital when realized. The Company has incurred tax losses in the last several fiscal years and, at March 27, 2009, has approximately $155.7 million of federal net operating loss carryforwards and $77.2 million of state operating loss carryforwards available, expiring in the years 2013 through 2029. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Upon future realization of deferred tax assets acquired in certain business combinations, $9.5 million of the valuation allowance will be allocated to income tax expense. During fiscal 2008, the Company determined it more likely than not that a portion of the Company’s foreign net operating loss carryforwards will be realized and the associated valuation allowance in the amount of $2.0 million was reversed.

As of March 27, 2009, the Company has available federal research and development tax credit carryforwards of approximately $2.3 million expiring in the years 2010 through 2029 and alternative minimum tax credit carryforwards of approximately $2.5 million available indefinitely. At March 27, 2009, state research and development tax credit carryforwards of approximately $10.7 million are also available indefinitely. The Company considers all undistributed earnings of its foreign subsidiaries to be permanently invested in foreign operations. Accordingly, no deferred tax assets or liabilities have been established in this regard.

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

Effective the beginning of fiscal 2008, the Company adopted the provisions of FIN 48, which clarifies the accounting for uncertainty in tax positions. As of the adoption date, the Company had gross unrecognized tax benefits of $8.7 million. A reconciliation of the Company’s changes in uncertain tax positions to March 27, 2009 is as follows:

(in thousands)
Balance, gross uncertain tax positions March 30, 2007	$8,700
Additions to tax positions related to prior years	137
Reductions to tax positions related to prior years	(811)
Additions to tax positions related to current year	150
Settlements	—
Reductions to tax positions related to lapse of statute	—
Balance, gross uncertain tax positions March 28, 2008	8,176
Additions to tax positions related to prior years	174
Reductions to tax positions related to prior years	(997)
Additions to tax positions related to current year	188
Settlements	—
Reductions to tax positions related to lapse of statute	(13)
Effect of exchange rates	(128)
Balance, gross uncertain tax positions March 27, 2009	$7,400

The amount of tax benefits that would, if recognized, affect the effective tax rate at March 27, 2009 was $588,000, as the Company maintains a full valuation allowance against the remaining uncertain tax benefits. Interest and penalties of $40,000 and $37,000, respectively, for fiscal 2009 and 2008 related to income tax matters are recorded in income tax expense. At March 27, 2009, $117,000 was accrued for interest and penalties related to uncertain tax benefits.

As of March 27, 2009, tax years from 1999 in the U.S. and 2003 in the Company’s primary foreign jurisdictions remain open for examination. Although the timing of resolution and closure of audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next twelve months.

Note 8.  Financing Arrangements

The Company entered into a Business Loan Agreement and Security Agreement with Bank of America in fiscal 2005. The agreement, which expired in November 2008, had provided for a $7.0 million line of credit. The Company chose not to renew or replace this credit facility.

Note 9.  Contractual Obligations and Commercial Contingencies

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

In fiscal 2009, the Company repurchased and retired $72.0 million principal amount of the outstanding notes in privately negotiated transactions. The Company recorded a net gain on this extinguishment of debt of approximately $28.6 million, consisting of a $30.8 million gain resulting from the repurchase of debt at below principal, offset by a $2.2 million write-off of unamortized deferred financing costs related to the repurchased debt. The net gain on these transactions was recorded as non-operating income.

7¼% Redeemable Convertible Subordinated Debentures:  In May 1989, the Company issued $75.0 million of 7¼% redeemable convertible subordinated debentures due May 15, 2014, of which $23.7 million remained outstanding at March 27, 2009. Each debenture is convertible at the option of the holder into common stock at $31.50 per share and is redeemable at the option of the Company. The debentures are entitled to a sinking fund which began May 15, 2000, of 14 annual payments of 5% of the aggregate principal amount of debentures issued ($3.8 million annually), reduced by any redemption or conversion of the debentures. As a result of previous redemptions, the total remaining sinking fund requirement is $1.2 million, which, assuming no further redemptions, will be due as a final sinking fund payment on May 15, 2013.

In fiscal 2009, the Company repurchased and retired $1.0 million principal amount of outstanding notes in a privately negotiated transaction. The Company recorded a net gain on this extinguishment of debt of approximately $353,000, consisting of a $360,000 gain resulting from the repurchase of debt at below principal, offset by a $7,000 write-off of unamortized deferred financing costs related to the repurchased debt. The net gain on this transaction was recorded as non-operating income.

Operating Leases:  The Company leases its facilities under operating leases. These leases expire at various dates through 2013. The Company’s headquarters facility lease expires in 2011 and includes provisions for rent escalations based upon the consumer price index.  The minimum future lease commitments for future fiscal years under these leases as of March 27, 2009, were as follows:

(in thousands)	2010	2011	2012	2013	2014	Thereafter	Total
Minimum future operating lease payments	$4,612	$4,786	$3,618	$676	$69	$ —	$13,761
Less income from subleases							(1,561)
Net minimum operating lease payments							$12,200

Included in the operating lease amounts are payments for vacated facilities in Fremont, California and Canada, of which $2.7 million, representing the discounted value of the lease payments, net of assumed sublease income, is accrued in the restructure liability at March 27, 2009; see Note 6 Restructure and Other.

Rental expense under operating leases was $2.9 million, $2.7 million and $4.0 million for fiscal 2009, 2008 and 2007, respectively. The reduction in fiscal 2008 was due to charging fiscal 2008 lease payments for vacated facilities in Fremont, California against the restructure liability which was established at the end of fiscal 2007.

Contingencies:  The Company enters into agreements from time to time that require it to indemnify the other party against third party claims. These agreements are primarily: (i) agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their duties to the Company and (ii) agreements with customers or alliance partners under which the Company may be required to indemnify them for claims such as those arising from intellectual property infringement, personal injury, or non-performance under the agreement. Because the amount of the obligation in these types of agreements often is not explicitly stated, it is not possible to estimate the maximum potential amount of future payments the Company might be required to make under these indemnity agreements, and no liability has been recorded for such obligations at March 27, 2009. Costs incurred to date related to claims under such indemnification provisions have not been significant.

The Company is incurring ongoing legal fees to defend patent lawsuits on behalf of a subsidiary of the Company, Quintum Technologies, LLC, which was acquired by the Company in December 2007. Under the acquisition agreement with Quintum, NET is indemnified against liabilities related to these matters and will make a claim against an escrow provision for any such liabilities, subject to the amount of the escrow and other conditions. The escrow provisions include a $1.0 million cash escrow, specifically for patent claims, and a general escrow, also available for patent claims, in the amount $5.0 million, half of which is cash and half of which is in Company stock. As a result, any claim in excess of $1.0 million will be reimbursable partly through Company stock, which by the terms of the escrow is to be valued at $11.83 per share, which was the price used to determine the number of shares paid in the acquisition of Quintum. To the extent a claim is satisfied in Company stock and the Company’s stock price at such time is below $11.83 per share, the Company will record expense for the price difference. At March 27, 2009, the Company has accrued $148,000 for price differences relating to indemnified claims and the escrow provisions.

Inventory of contract manufacturer:    See Note 1.

License and Development Agreement:    See Note 2.

Product warranty:    See Note 5.

Restructure:    See Note 6.

Litigation:    See Note 17.

Note 10.  Stock-based Compensation

Stock Option and Award Plans:    The Company grants options to purchase shares of its common stock and awards restricted shares of common stock pursuant to the terms of its 2008 Equity Incentive Plan, 1993 Stock Option Plan and 1997 Stock Option Program (collectively “equity plans”). Stock options generally become exercisable ratably over a four-year period and expire after seven to ten years. Options may be granted to officers, employees, directors and independent contractors to purchase common stock at a price not less than 100% of the fair market value at the date of grant.

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

Effective the beginning of fiscal 2007, the Company adopted the fair value recognition provisions of SFAS 123R, requiring recognition of the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award rather than apply intrinsic value measurement provisions of APB 25. The Company elected to use the modified prospective transition method as permitted by SFAS 123R and therefore did not restate the financial results for prior periods. Under this transition method, stock-based compensation expense for years beginning with fiscal 2007 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested, as of the beginning of fiscal 2007, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, as adjusted for estimated forfeitures. Stock-based compensation expense for all stock-based compensation awards granted during fiscal 2007 and after is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under SFAS 123R, the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost for grants made under the ESPP. However, since the ESPP was indefinitely suspended in fiscal 2006, no significant compensation expense was recognized upon the adoption of SFAS 123R. The Company recognizes compensation expense for all share-based payment awards granted subsequent to fiscal 2006 on a straight-line basis over the respective requisite service period of the awards. Compensation expense for share-based payment awards granted but not vested as of the end of fiscal 2006, is recognized on an accelerated basis.

Stock Compensation Expense:    The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations as a result of adopting SFAS 123R:

(in thousands)	2009	2008
Cost of revenue	$550	$342
Sales and marketing	1,253	721
Research and development	1,023	541
General and administrative	1,602	1,434
	$4,428	$3,038

There was no stock-based compensation cost capitalized as part of inventory at March 27, 2009, March 28, 2008 or March 30, 2007. As required by SFAS 123R, management estimates expected forfeitures and recognizes compensation costs only for those equity awards expected to vest.

Determining Fair Value:

Valuation and Amortization Method:    The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. The fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Expected Term:    The Company estimated the expected term of options granted in fiscal 2009 and 2008 using vesting periods of awards and historical data such as past experience and post vesting cancellations. During fiscal 2007, the Company derived the expected term of options from the midpoint between the vesting and contractual term, a method described in the SEC’s Staff Accounting Bulletin No. 107 and allowed by the SEC at that time. The Company believes these calculations provide reasonable estimates of expected life for stock–based awards to employees.

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

The weighted average fair value of the Company’s stock option awards granted to employees was $2.31, $5.52 and $3.25, respectively, for fiscal 2009, 2008, and 2007, and was estimated using the following weighted-average assumptions:

	2009	2008	2007
Expected term, in years	5.14	5.24	6.08
Expected volatility	60.58%	55.36%	63.54%
Risk-free interest rate	3.21%	4.06%	4.64%
Expected dividends	—	—	—

At March 27, 2009, the total compensation cost related to unvested stock-based awards not yet recognized, net of estimated forfeitures, was approximately $6.1 million. The weighted-average period during which the cost will be amortized, which will be adjusted for subsequent changes in estimated forfeitures, was approximately 2.5 years.

Stock Options & Awards Activity:    Activity in the Company’s employee stock plans is summarized below:

	Shares	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Number Vested and Expected to vest at March 27, 2009	Weighted Average Exercise Price
Options outstanding at March 31, 2006	6,248,062	$7.25	5,254,941	$7.72
Granted	936,600	$5.23
Exercised	(680,617)	$5.14
Forfeited and expired	(947,105)	$8.76
Options outstanding at March 30, 2007	5,556,940	$6.91	4,179,792	$7.52
Granted	1,713,509	$10.45
Exercised	(1,780,210)	$7.12
Forfeited and expired	(278,893)	$10.88
Options outstanding at March 28, 2008	5,211,346	$7.79	2,952,000	$6.85
Granted	674,682	$4.23
Exercised	(14,538)	$3.60
Forfeited and expired	(1,049,560)	$8.26
Options outstanding at March 27, 2009	4,821,930	$7.20	3,182,450	$7.02	4,615,518	$7.18

At March 27, 2009:
Weighted average remaining contractual term (in years)	6.27		5.19		6.17
Aggregate intrinsic value (in thousands) (1)	$265		$166		$251

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at March 27, 2009 for options outstanding as of that date. The total intrinsic value of stock options exercised for fiscal 2009, 2008 and 2007 was $12,000, $7.1 million and $2.0 million, respectively.

The following table summarizes information concerning options outstanding and exercisable as of March 27, 2009:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$2.73	-	$3.52	561,018	6.09	$3.16	384,769	$3.20
$3.61	-	$4.38	509,120	7.74	$4.24	131,358	$4.03
$4.55	-	$4.70	546,735	6.32	$4.66	526,733	$4.66
$4.80	-	$5.85	503,739	6.98	$5.54	290,825	$5.50
$5.90	-	$6.94	486,450	5.14	$6.60	439,006	$6.64
$6.99	-	$8.63	499,062	4.24	$7.81	413,434	$7.90
$8.67	-	$10.13	521,681	4.59	$9.59	425,588	$9.56
$10.17	-	$10.69	135,731	2.73	$10.26	125,202	$10.25
$10.75	-	$10.75	507,229	7.96	$10.75	237,746	$10.75
$10.99	-	$15.02	551,165	8.13	$11.75	207,789	$11.79
$2.73	-	$15.02	4,821,930	6.27	$7.20	3,182,450	$7.02

The following table summarizes information concerning grants of restricted stock:

Restricted Stock Awards:	Shares	Weighted Average Grant Date Fair Value
Nonvested stock at March 30, 2007	167,535	$3.28
Granted	66,500	$7.24
Vested	(135,850)	$3.55
Forfeited and cancelled	(6,376)	$5.79
Nonvested stock at March 28, 2008	91,809	$5.55
Granted	318,209	$4.40
Vested	(268,615)	$4.75
Forfeited and cancelled	(28,360)	$4.39
Nonvested stock at March 27, 2009	113,043	$4.50

Restricted stock awards granted under the equity plans are independent of option grants and are subject to restrictions. Awards issued during fiscal 2009, 2008 and 2007 are subject to forfeiture if employment or services are terminated prior to the release of restrictions, which occurs on a ratable basis over one to two years from the date of grant. Until the restriction is released, the shares cannot be transferred. Upon the release of restriction, a portion of the released shares are repurchased from employees by the Company to satisfy withholding-tax obligations arising from the vesting of restricted stock awards. These shares have the same cash dividend and voting rights as other common stock and are considered as issued and outstanding. The cost of the awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse. In fiscal 2009, 2008 and 2007, the Company repurchased 102,000, 51,000 and 40,000 shares, respectively, from employees. The withholding tax obligations were based upon the fair market value of the Company’s common stock on the vesting dates.

Note 11.  Capital Stock

Stock Repurchase Plan:    In each of fiscal 2008 and fiscal 2006, the Board of Directors approved stock repurchase plans, each for a period of up to twenty-four months. In fiscal 2009 the Company repurchased 258,000 shares under the 2008 program at an average price of $3.90 per share for a total price of $1.0 million. The Company did not repurchase any shares under the 2008 program in fiscal 2008. The 2006 program expired on March 30, 2007, and the Company did not repurchase shares in fiscal 2007.

In addition, the Company repurchased 102,000 shares of common stock in fiscal 2009 from employees to satisfy withholding-tax obligations arising from the vesting of restricted stock awards. See Note 10.

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

Under the Rights Agreement, a preferred share purchase right, or “Right”, is attached to each share of common stock. The Rights are exercisable only after a person or group acquires beneficial ownership of 15% or more of the Company’s common stock or commences a tender or exchange offer that would result in 20% or greater of common stock ownership. Each Right initially entitles a stockholder to buy one one-hundredth (1/100) of a share of a new series of participating preferred stock, the Series A Preferred Stock, at an exercise price of $80.00. If the Company is acquired in a merger or other transaction with a person or group, or sells 50% or more of its assets or earning power to such a person or group, each Right not owned by such acquiring person will entitle its holder to obtain, on exercise of the Right, a number of the acquiring company’s common shares having a market value, at the time of exercise, of twice the Right’s then-current exercise price. If a person or group acquires 15% or more of the Company’s outstanding common stock, each Right will entitle its holder to obtain, on exercise of the Right, a number of shares of common stock (or equivalent) having a market value of twice the Right’s then-current exercise price. After a person or group has acquired 15% of the outstanding shares of common stock but before their acquisition of 50% or more of the common stock, the Board of Directors may exchange one share of common stock or equivalent fractions of preferred stock for each Right. The Company can redeem the Rights at $.01 per Right at any time until the tenth day following the acquisition by a person or group of 15% of the Company common stock. The Rights are also redeemable thereafter in certain circumstances. The Rights expire on August 24, 2009, unless earlier redeemed or exchanged.

Preferred Stock:    The Company has authorized 5,000,000 shares of $.01 par value preferred stock. This stock, if issued, will carry liquidation preferences and other rights, as determined by the Board of Directors, As of March 27, 2009, no preferred shares were outstanding.

Reserved Stock:    As of March 27, 2009, the Company had reserved shares of its common stock for the following purposes:

Reserved Shares
Stock option plans:
Outstanding	4,821,930
Available for grant	1,140,105
7¼% Redeemable convertible subordinated debentures	752,508
3¾% Convertible senior notes	953,796

Note 12.  Income (Loss) Per Share

The following table sets forth the computation of the numerator and denominator used in the computation of basic and diluted net income (loss) per share:

(in thousands, except per share amounts)	2009	2008	2007
Numerator:
Net income (loss)	$(53,503)	$7,145	$(16,194)
Denominator -weighted average shares of common stock outstanding:
For basic income (loss) per share	28,854	27,423	25,003
Effect of dilutive common stock equivalents from stock-based compensation	—	992	—
For diluted income (loss) per share	28,854	28,415	25,003
Basic net income (loss) per share	$(1.85)	$0.26	$(0.65)
Diluted net income (loss) per share	$(1.85)	$0.25	$(0.65)

The denominator for basic net income (loss) per share is the weighted average number of unrestricted common shares outstanding for the periods presented. In periods of net income, the denominator for diluted net income per share also includes potentially dilutive shares, which consist of shares issuable upon the exercise of dilutive stock options and contingently issuable shares. These shares, which totaled 119,000 and 348,000, respectively, for fiscal 2009 and 2007 were excluded from the computations of diluted net loss per share in fiscal 2009 and 2007 as they are anti-dilutive and reduce the loss per share.

There are 954,000 shares of common stock issuable upon conversion of convertible senior notes and 753,000 shares of common stock issuable upon conversion of redeemable convertible subordinated debentures. These shares and the related effect of the accrued interest on the convertible senior notes and the debentures are excluded from the calculation of diluted income (loss) per share for each period presented, as their inclusion would be anti-dilutive.

Note 13.  Significant Customers

In fiscal 2009, no single customer accounted for more than ten percent of the Company’s revenue. In fiscal 2008, ITT Corporation (formerly EDO Corporation), a government system integrator, and SPAWAR, a U.S. defense agency, accounted for 18.4% and 13.5%, respectively, of the Company’s revenue. In fiscal 2007, ITT Corporation and General Dynamics, a government systems integrator, accounted for 21.6% and 13.2%, respectively, of the Company’s revenue. Excluding aggregate orders from a variety of government agencies, no other single customer accounted for more than ten percent of the Company’s revenue in fiscal 2009, 2008, or 2007.

Sales to the government sector represented 72.8%, 87.5% and 91.1%, of the Company’s revenue in fiscal 2009, 2008, and 2007, respectively.

Note 14.  Segment Information

The Company operates in one reportable segment: the design, development, manufacture and sale of voice and data telecommunications equipment for multi-service networks and associated services used by government organizations, enterprises, and carriers worldwide. The Company follows the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The following table presents operating information by geographic territory for fiscal 2009, 2008 and 2007:

(in thousands)	United States	Europe	Other International	Eliminations	Totals
2009
Product	$42,735	$6,361	$2,106	$—	$51,202
Service	12,624	1,856	106	—	14,586
Total revenue	$55,359	$8,217	$2,212	$—	$65,788
Long-lived assets	$9,293	$47	$100	$(31)	$9,409
2008
Product	$90,289	$10,831	$1,488	$—	$102,608
Service	11,347	1,945	244	—	13,536
Total revenue	$101,636	$12,776	$1,732	$—	$116,144
Long-lived assets	$60,467	$12	$132	$(29)	$60,582
2007
Product	$67,931	$3,957	$925	$—	$72,813
Service	9,062	1,914	305	—	11,281
Total revenue	$76,993	$5,871	$1,230	$—	$84,094
Long-lived assets	$15,342	$10	$46	$(27)	$15,371

In fiscal 2009, 2008, and 2007, Promina products accounted for 42.4%, 52.9% and 70.8% of product revenue, respectively. In fiscal 2009, Quintum Series products accounted for 23.5% of product revenue and Network Exchange products accounted for 11.4% of product revenue. In fiscal 2009, 2008, and 2007, the VX Series and predecessor products accounted for 19.8%, 29.2% and 20.0% of product revenue, respectively. All other products accounted for less than 10% of product revenue, individually and in the aggregate, for all years presented.

Note 15.  Employee Benefit Plan

The Company has a 401(k) tax-deferred savings plan, whereby eligible employees may contribute a percentage of their eligible compensation. Company contributions are discretionary; including administrative fees, Company expense was $446,000, $794,000 and $569,000 for fiscal 2009, 2008 and 2007, respectively.

Note 16.  Financial Instruments Fair Value Disclosure

The estimated fair values of the Company’s financial instruments at March 27, 2009 and March 28, 2008 were as follows:

(in thousands)	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Short-term investments	$81,432	$81,432	$121,412	$121,412
Liabilities:
3¾% Convertible senior notes	$13,000	$7,800	$85,000	$66,513
7¼% Redeemable convertible subordinated debentures	$23,704	$15,882	$24,706	$22,730

The following methods and assumptions were used in estimating the fair values of financial instruments:

Cash and cash equivalents:  The carrying amounts reported in the balance sheets for cash and cash equivalents approximate their estimated fair values due to their short maturities.

Short-term investments:    Fair values are based on quoted market prices. See Note 3.

Restricted cash:  The carrying value approximates fair value.

Accrued liabilities:  The carrying value approximates fair value.

Convertible debt:  We have estimated the approximate fair value of these securities using the quoted market price or trade closest to March 27, 2009.

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

The foreign exchange forward contracts require the Company to exchange foreign currencies to U.S. dollars or vice versa, and generally mature in one month or less. As of March 27, 2009 and March 28, 2008, the Company had outstanding foreign exchange forward contracts with aggregate notional amounts of $5.6 million and $4.4 million, respectively, which had remaining maturities of one month or less. As of March 27, 2009, the carrying amount, which was also the estimated fair value of the foreign exchange forward contracts, was based on prevailing financial market information. The amounts recorded on the consolidated balance sheets for foreign exchange contracts are not material.

Note 17.  Litigation

Teles AG Informationstechonologien

Quintum Technologies, LLC (Quintum), is a party to patent litigations in the U.S. and Germany initiated by Teles AG Informationstechonologien (Teles) prior to the acquisition of Quintum by the Company. The U.S. case, filed by Teles in the United States District Court for the District of Delaware on March 24, 2006, and amended December 14, 2006, accuses Quintum of infringing two patents entitled “Methods for Transmitting Data in a Telecommunications Network and Switches for Implementing said Method,” and seeks monetary damages and an injunction. The parties are currently engaged in pre-trial discovery. Absent a mutually agreed settlement, the case will proceed to trial, currently scheduled in August 2010. Simultaneously, certain claims of the patents at issue are the subject of reexaminations by the U.S. Patent and Trademark Office, and additional claims may be submitted for reexamination. Of the claims already submitted for reexamination, all have been rejected except for two that have been allowed, although all of such decisions are pending appeal.

In 2004, in Germany, Teles filed an action in the Higher District Court Mannheim accusing Quintum of infringing a German patent and the German portion of a European patent, both of which are related to and describe subject matter similar to the patents in the U.S. case. In 2006, Quintum filed actions in the Federal Supreme Court for Patent Matters in Germany to nullify the German and European patents. The district court ruled Quintum infringed the patents, but Quintum filed an appeal of that decision, which was stayed pending the resolution of the nullity actions, and the patent court subsequently issued judgments nullifying the patents. Teles has filed an appeal of the nullity judgments and the parties are awaiting the issuance of a report by a court-appointed expert, to be followed by an opinion of the court. If the nullity judgments are overturned, the appellate court hearing the infringement case would then take up Quintum’s appeal of the district court’s ruling of infringement.

The Company has not accrued any amounts related to the claims as any amounts that might be paid are not reasonably estimable. Under the acquisition agreement with Quintum, NET is indemnified against liabilities related to these matters, subject to the amount of the escrow and other conditions. The escrow provisions include a $1.0 million cash escrow, specifically for patent claims, and a general escrow, also available for patent claims, in the amount of $5.0 million, half in cash ($2.5 million) and half in Company stock (approximately 211,000 shares, valued by the terms of the escrow at $11.83 per share, which was the price used to determine the number of shares paid in the acquisition of Quintum). To the extent a claim is satisfied in Company stock and the Company’s stock price at such time is below $11.83, the Company will record expense for the price difference.

Lexis SA

Quintum has been interpleaded into three lawsuits in Greece by Lexis SA, a former distributor of Quintum products in Greece. The first two lawsuits were filed by one customer of Lexis and the third lawsuit was filed by a second customer of Lexis, each alleging that a set of hardware the customer acquired, incorporating Quintum’s product and a product by another vendor, failed to perform as a system. In each lawsuit, the customer seeks damages from Lexis, and Lexis has interpleaded both Quintum and the other vendor asking both companies to pay to Lexis any amounts that Lexis may be ordered to pay to the respective customers. In the first lawsuit, the customer seeks a refund of amounts paid, totaling €78,215. In the second lawsuit, the same customer seeks compensation, for real and moral damages, totaling €4,410,719. In the third lawsuit, the second customer seeks various monetary damages totaling €2,859,847.  The first lawsuit was rejected by the Greek courts, though the rejection was on formality reasons and the lawsuit may be re-filed. Hearings in the second and third lawsuits, which had been scheduled for January and February of 2009, have been postponed to October 14, 2010. The Company has not accrued any amounts related to the claim, as it believes that a negative outcome is not probable.

In addition to the above, the Company is involved in various legal proceedings from time to time that are considered normal to its business.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Section 13(a) or Section 15(d), management, under the supervision and with the participation of the chief executive officer (CEO) and chief financial officer (CFO), carried out a review and evaluation of the effectiveness of our disclosure controls and procedures at the end of the period covered by this annual report. Our management, including our CEO and CFO, has concluded that our disclosure controls and procedures are effective as of March 27, 2009.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. However, all internal control systems, no matter how well conceived and implemented, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 27, 2009.

Deloitte & Touche, LLP, an independent registered public accounting firm, has audited and issued a report on our internal control over financial reporting, which appears below.

(c) Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 27, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Network Equipment Technologies, Inc.
Fremont, California

We have audited the internal control over financial reporting of Network Equipment Technologies, Inc. and subsidiaries (the “Company”) as of March 27, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 27, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 27, 2009, of the Company and our report dated May 22, 2009, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
May 22, 2009

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  AND DIRECTOR INDEPENDENCE

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1. Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of March 27, 2009 and March 28, 2008
Consolidated Statements of Operations for the years ended March 27, 2009, March 28, 2008 and March 30, 2007
Consolidated Statements of Comprehensive Income (Loss) for the years ended March 27, 2009, March 28, 2008 and March 30, 2007
Consolidated Statements of Cash Flows for the years ended March 27, 2009, March 28, 2008 and March 30, 2007
Consolidated Statements of Stockholders’ Equity for the years ended March 27, 2009, March 28, 2008 and March 30, 2007
Notes to Consolidated Financial Statements

2. Index to Consolidated Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes thereto.

Separate financial statements of the Registrant are omitted because the Registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements filed, in the aggregate, do not have a minority equity interest and/or long-term indebtedness to any person outside the consolidated group in an amount which together exceeds 5% of total consolidated assets at March 27, 2009.

3. Exhibits

Exhibit No.	Description	Reference
3.1	Registrant’s Certificate of Incorporation.	(1)
3.2	Registrant’s Bylaws, as amended.	(2)
4.1	Indenture dated as of May 15, 1989 between Registrant and Morgan Guaranty Trust Company of New York.	(3)
4.2	Rights Agreement dated as of August 15, 1989 between Registrant and Equiserve, formerly The First National Bank of Boston, as amended.	(4)
4.2A	Amendment 3, dated October 2, 2002, to the Rights Agreement filed as Exhibit 4.2, above.	(5)
4.3	Certificate of Designations of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on August 24, 1989 (Exhibit 4.1 in the Registrant’s Form S-8 Registration Statement).	(6)
4.4	Indenture, dated as of December 18, 2007, between Network Equipment Technologies, Inc. and U.S. Bank National Association, as trustee, with related form of 3.75% Senior Convertible Note due 2014.	(7)
4.5	Registration Rights Agreement, dated as of December 18, 2007, between Network Equipment Technologies, Inc. and Bear, Stearns & Co. Inc.	(7)
10.1	Asset Acquisition Agreement dated October 18, 2000, by and among CACI, Inc.-Federal, CACI International Inc, N.E.T. Federal, Inc., and Network Equipment Technologies, Inc..	(8)
10.23	Headquarters Facilities – Lease between Ardenwood Corporate Park Associates and Network Equipment Technologies, Inc. dated December 21, 2000.	(9)
10.31*	Registrant’s Amended and Restated 1993 Stock Option Plan, as amended May 16, 2003.	(5)
10.32	Registrant’s Amended and Restated 1997 Stock Option Program, as amended April 16, 2002.	(10)
10.33*	Registrant’s 1998 Employee Stock Purchase Plan, as amended May 16, 2003.	(5)
10.34*	2002 N.E.T. Europe Ltd. Employee Stock Purchase Plan.	(11)
10.36	Business Loan Agreement and Security Agreement (Receivables) dated November 29, 2004, between the Company and Bank of America N.A.	(12)
10.36A	Amendment 1, executed October 18, 2005, to Business Loan Agreement and Security Agreement (Receivables) between the Company and Bank of America N.A.	(13)
10.36B	Amendment 2, executed effective October 27, 2006, to Business Loan Agreement and Security Agreement (Receivables) between the Company and Bank of America N.A.	(14)
10.37	Separation Agreement dated August 15, 2005 between the Company and Hubert A. J. Whyte.	(13)
10.39 *	Form of Change of Control Agreement entered into on May 5, 2006 between the Company and each of C. Nicholas Keating, Jr., John F. McGrath, Jr., Talbot Harty and Frank Slattery.	(15)
10.40 *	Fiscal 2007 Compensation Plan for Gary L. Lau, Senior Vice President, Government Sales.	(16)
10.41 *	Form of Retention Bonus Agreement effective July 18, 2006 between each of John F. McGrath, Jr., Vice President and Chief Financial Officer, and Frank Slattery, Vice President and General Counsel.	(16)
10.42 *	Fiscal 2008 Compensation Plan for Gary L. Lau, Senior Vice President, Federal Sales.	(17)
10.43	Agreement and Plan of Merger by and among Network Equipment Technologies, Inc. and certain of its wholly-owned subsidiaries, Quintum Technologies, Inc, and Cheng T. Chen.	(18)
10.44	Form of Director and Officer Indemnification Agreement as signed by all Directors and Executive Officers of the Company.	(19)
10.45	Registrant’s 2008 Equity Incentive Plan.
10.46	Form of Separation Agreement between the Company and Gary L. Lau.	(20)
21.1	Subsidiaries of Registrant (as of May 18, 2009).
23.1	Consent of Independent Registered Public Accounting Firm.
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

(1)

Registration Statement on Form S-8 (No. 333-101962), filed on August 19, 2008.

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

(11)

Registration Statement on Form S-8 (No. 333-101962), filed on December 18, 2002.

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

(15)

Report on Form 8-K (Commission File No. 001-10255), filed on May 11, 2006.

(16)

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

(17)

Quarterly Report on Form 10-Q (Commission File No. 001-10255) for the fiscal quarter ended June 29, 2007, filed on August 8, 2007.

(18)

Quarterly Report on Form 10-Q (Commission File No. 001-10255) for the fiscal quarter ended September 28, 2007, filed on November 7, 2007.

(19)

Report on Form 8-K (Commission File No. 001-10255), filed on July 23, 2008.

(20)

Report on Form 8-K (Commission File No. 001-10255), filed on May 18, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK EQUIPMENT TECHNOLOGIES, INC. (Registrant)
Date: May 22, 2009	By: /s/ C. NICHOLAS KEATING, JR. C. Nicholas Keating, Jr., President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ C. NICHOLAS KEATING, JR. C. Nicholas Keating, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	May 22, 2009
/s/ JOHN F. MCGRATH, JR. John F. McGrath, Jr.	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 22, 2009
/s/ DIXON R. DOLL Dixon R. Doll	Chairman of the Board	May 22, 2009
/s/ FREDERICK D. D’ALESSIO Frederick D. D’Alessio	Director	May 22, 2009
/s/ DAVID R. LAUBE David R. Laube	Director	May 22, 2009

NETWORK EQUIPMENT TECHNOLOGIES, INC.

SCHEDULE II

Valuation and Qualifying Accounts

(In thousands)

Description	Balance at beginning of period	Acquired through business combination	Charged to costs and expenses	Charged to other accounts		Deduction/ write-offs	Balance at end of period

For the year ended March 30, 2007:
Allowance for doubtful accounts and sales returns	$136	$—	$13	$52	(1)	$(162)	$39
For the year ended March 28, 2008:
Allowance for doubtful accounts and sales returns	$39	$401	$78	$(27)	(1)	(39)	$452
For the year ended March 27, 2009:
Allowance for doubtful accounts and sales returns	$452	$—	$152	$72	(1)	$(325)	$351

(1)  Amount represents additions or deductions to accounts receivable allowances representing sales return reserve that were charged or credited primarily to revenue.