Form 10-Q
period 2009-06-26
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2009-08-04
CIK 752431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 26, 2009.

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

☐ Yes  ☐ No  (Not applicable)

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
☐ Yes  ☒ No

The number of shares outstanding of the registrant's Common Stock, par value $.01, as of July 24, 2009 was 29,379,000.

NETWORK EQUIPMENT TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited — in thousands, except par value)

	June 26, 2009	March 27, 2009
Current assets:
Cash and cash equivalents	$12,645	$15,589
Short-term investments	80,932	81,432
Restricted cash	1,158	1,154
Accounts receivable, net of allowances of $402 at June 26, 2009 and $351 at March 27, 2009	9,603	7,091
Inventories	6,491	7,364
Prepaid expenses and other assets	9,386	10,073
Total current assets	120,215	122,703
Property and equipment, net	6,012	6,505
Other assets	4,063	4,225
Total assets	$130,290	$133,433
Current liabilities:
Accounts payable	$6,144	$4,257
Accrued liabilities	14,456	15,084
Total current liabilities	20,600	19,341
Long-term liabilities:
3¾% convertible senior notes	10,500	13,000
7¼% redeemable convertible subordinated debentures	23,704	23,704
Other long-term liabilities	4,090	4,568
Total long-term liabilities	38,294	41,272
Commitments and contingencies – Note 9
Stockholders’ equity:
Preferred stock ($0.01 par value; 5,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 75,000 shares authorized; 29,379 and 29,193 shares outstanding at June 26, 2009 and March 27, 2009)	293	291
Additional paid-in capital	247,384	245,654
Treasury stock, at cost	(9,455)	(9,177)
Accumulated other comprehensive loss	(427)	(1,262)
Accumulated deficit	(166,399)	(162,686)
Total stockholders’ equity	71,396	72,820
Total liabilities and stockholders’ equity	$130,290	$133,433

See accompanying notes to condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited — in thousands, except per share amounts)

	Three Months Ended
	June 26, 2009	June 27, 2008
Revenue:
Product	$15,865	$12,039
Service	3,645	3,535
Total revenue	19,510	15,574
Costs of revenue:
Cost of product	7,357	9,356
Cost of service	3,281	3,673
Total cost of revenue	10,638	13,029
Gross margin	8,872	2,545
Operating expenses:
Sales and marketing	5,392	5,748
Research and development	4,625	6,307
General and administrative	2,867	3,791
Restructure and other costs	38	242
Total operating expenses	12,922	16,088
Loss from operations	(4,050)	(13,543)
Interest income	476	1,212
Interest expense	(564)	(1,317)
Gain on extinguishment of debt	555	3,714
Other income (expense), net	(72)	113
Loss before taxes	(3,655)	(9,821)
Income tax provision	58	17
Net loss	$(3,713)	$(9,838)
Basic and diluted net loss per share	$(0.13)	$(0.34)
Common and common equivalent shares:
Basic	28,923	28,884
Diluted	28,923	28,884
Condensed Consolidated Statements of Comprehensive Loss:
Net loss	$(3,713)	$(9,838)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	652	150
Gross unrealized holding gains (losses) on available-for-sale securities	331	(1,140)
Reclassification adjustments for gains included in net loss	(148)	(65)
Comprehensive loss	$(2,878)	$(10,893)

See accompanying notes to condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited — in thousands)

	Three Months Ended
	June 26, 2009	June 27, 2008
Cash and cash equivalents at beginning of period	$15,589	$44,246
Cash flows from operating activities:
Net loss	(3,713)	(9,838)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and accretion	933	2,073
Stock-based compensation expense	1,731	1,219
Gain on extinguishment of debt	(555)	(3,714)
Interest earned on restricted cash	(4)	—
Changes in assets and liabilities:
Accounts receivable	(2,512)	14,850
Inventories	873	1,409
Prepaid expenses and other assets	744	(2,929)
Accounts payable	1,889	(3,847)
Accrued liabilities	(1,142)	(3,349)
Net cash used in operating activities	(1,756)	(4,126)
Cash flows from investing activities:
Purchase of short-term investments	(17,398)	(17,586)
Proceeds from sales and maturities of short-term investments	18,080	15,042
Purchases of property and equipment	(357)	(408)
Net cash provided by (used in) investing activities	325	(2,952)
Cash flows from financing activities:
Issuance of common stock	6	44
Repurchase of common stock	(279)	(859)
Repurchase of 3¾% convertible senior notes	(1,875)	(8,342)
Net cash used in financing activities	(2,148)	(9,157)
Effect of exchange rate changes on cash	635	150
Net decrease in cash and cash equivalents	(2,944)	(16,085)
Cash and cash equivalents at end of period	$12,645	$28,161

Other cash flow information:
Cash paid during the period for:
Interest	$1,097	$2,548
Non-cash investing activities:
Net unrealized gain (loss) on available-for-sale securities	182	(1,205)

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

Significant Accounting Policies:  The unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated balance sheet as of March 27, 2009 was derived from the Company’s audited consolidated financial statements.

The Company’s fiscal year ends on the last Friday in March. In most years, the fiscal year is 52 weeks, with each quarter comprised of thirteen weeks, which allows comparability of quarter over quarter results. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position as of June 26, 2009, the results of operations for the three months ended June 26, 2009 and June 27, 2008, and the cash flows for the three months ended June 26, 2009 and June 27, 2008.

These financial statements should be read in conjunction with the March 27, 2009 audited consolidated financial statements and notes thereto. The results of operations for the three months ended June 26, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending March 26, 2010 or any future period.

The Company has evaluated subsequent events through August 4, 2009, the date on which the financial statements presented herein were issued as part of this Quarterly Report on Form 10-Q, and not beyond that date.

Recently Issued Accounting Standards:  In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. As the Codification does not change current GAAP, the Company does not expect the adoption of SFAS No. 168 will affect the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure of fair value measurements. SFAS No. 157 is applied under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The Company adopted the provisions of SFAS No. 157 effective as of the beginning of fiscal 2009, except for certain nonfinancial assets and liabilities for which the effective date was deferred by one year in accordance with FASB Staff Position No. 157-2, Effective Date of FASB Measurement No. 157 (“FSP 157-2”). The Company adopted the provisions of SFAS No. 157 for certain nonfinancial assets and liabilities effective as of the beginning of fiscal 2010. The adoption of SFAS No. 157 did not have a material impact on the Company’s condensed consolidated financial statements. See Note 2 of Notes to the Condensed Consolidated Financial Statements. The major categories of the remaining assets and liabilities that are measured at fair value on a non-recurring basis, for which the Company has not applied the provisions of SFAS No. 157, are accrued restructure cost and convertible debt.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Under SFAS No. 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings and disclosed. SFAS No. 159 was effective for the Company beginning in the first quarter of fiscal 2009. The Company did not elect the fair value measurement option for its financial assets or liabilities that are not currently required to be measured at fair value. Therefore, the adoption of SFAS No. 159 has not affected the Company’s consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). FSP APB 14-1 requires recognition of both the liability and equity components of convertible debt instruments with cash settlement features. The debt component is required to be recognized at the fair value of a similar instrument that does not have an associated equity component. The equity component is recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. FSP APB 14-1 also requires an accretion of the resulting debt discount over the expected life of the debt. Retrospective application to all periods presented is required. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted FSP APB 14-1 effective as of the beginning of fiscal 2010. The adoption of FSP APB 14-1 has not affected the Company’s consolidated financial position, results of operations or cash flows. The future effect, if any, of the adoption of FSP APB 14-1 on the Company’s consolidated financial statements will depend on the nature of future convertible debt instruments, if any, issued by the Company.

With the exception of the recently issued accounting standards discussed above, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended June 26, 2009, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 2009, that are of significance or potential significance to the Company.

Note 2.  Financial Instruments

Effective March 29, 2008, the Company adopted the provisions of SFAS No. 157 which defines fair value, establishes a framework for measuring fair value, and expands disclosure of fair value measurements. SFAS No. 157 is applied under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. The Company adopted the provisions of SFAS No. 157 effective as of the beginning of fiscal 2009, except for certain nonfinancial assets and liabilities for which the effective date was deferred by one year in accordance with FSP 157-2. Effective March 28, 2009, the Company adopted the provisions of SFAS No. 157 for nonfinancial assets and liabilities, in accordance with the provisions of FSP 157-2. The adoption of SFAS No. 157 for nonfinancial assets and liabilities did not have a material effect on the Company’s condensed consolidated financial statements.

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

The following table summarizes the financial assets and liabilities of the Company measured at fair value on a recurring basis in accordance with SFAS No. 157:

(in thousands)		Fair Value Measurements at June 26, 2009 Using
	Balance as of June 26, 2009	Level 1	Level 2	Level 3
Assets:
U.S. government and municipalities(1)	$73,094	$73,094	$—	$—
Corporate notes and bonds(1)	4,508	—	4,508	—
Other debt securities(1)	3,330	—	3,330	—
Foreign currency derivatives(2)	104	—	104	—
Total	$81,036	$73,094	$7,942	$—

Liabilities:
Foreign currency derivatives(3)	$106	$—	$106	$—
Total	$106	$—	$106	$—

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

Note 3. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs. Inventories consisted of the following:

(in thousands)	June 26, 2009	March 27, 2009
Purchased components	$4,895	$5,791
Finished goods	1,596	1,573
	$6,491	$7,364

Under the Company’s agreement with its primary contract manufacturer, the Company maintains a level of control over parts procurement, design, documentation, and selection of approved suppliers. The Company is generally liable for any termination or cancellation of product orders, as well as excess and obsolete material, which can result, for example, from an engineering change, product obsolescence, or inaccurate component forecasting. Under the agreement, the contract manufacturer is to procure raw materials and begin manufacturing of products in accordance with the Company’s forecasts. If certain purchased raw materials or certain work-in-process items are held for greater than 90 days, the Company must make deposits on the aging inventory, although the contract manufacturer must make efforts to minimize the Company’s liability for the aging inventory, including returning materials to suppliers, canceling orders with suppliers, or using materials to manufacture product for its other customers. If raw material or in-process inventories are still unused and have been held for more than nine months, the Company must take ownership and pay for the aged inventory, unless there is future forecasted demand for such inventory, in which case the Company must pay a management fee for such inventory and then if the forecasted demand does not materialize the Company must take ownership and pay for such inventory. This activity may increase the Company’s owned inventories.

At June 26, 2009, the contract manufacturer held inventory related to the Company’s products. The Company’s deposit relating to this inventory was $6.0 million and reserves relating to these deposits were $875,000. Both the deposit and the related reserves are included in prepaid expenses and other assets in the condensed consolidated balance sheets.

The Company regularly evaluates its inventory, including inventory held by its contract manufacturer and the amount on deposit. As a result of these evaluations, the Company recorded a charge of $378,000 to cost of revenue in the three months ended June 26, 2009.

Note 4. Loss Per Share

The following table sets forth the computation of the numerator and denominator used in the computation of basic and diluted net loss per share:

(in thousands, except per share amounts)	Three Months Ended
	June 26, 2009	June 27, 2008
Numerator:
Net loss	$(3,713)	$(9,838)
Denominator-weighted average shares of common stock outstanding:
Shares used to compute basic and diluted net loss per share	28,923	28,884
Basic and diluted net loss per share	$(0.13)	$(0.34)

The denominator for basic net loss per share is the weighted average number of unrestricted common shares outstanding for the periods presented. In periods of net income, the denominator for diluted net income per share also includes potentially dilutive shares, which consist of shares issuable upon the exercise of dilutive stock options and contingently issuable shares. These shares are excluded from the computations of diluted net loss per share for the three months ended June 26, 2009 and June 27, 2008 as they are anti-dilutive and would therefore reduce the loss per share. The total amount of such anti-dilutive shares was 134,000 and 244,000 for the three months ended June 26, 2009 and June 27, 2008, respectively.

There are 770,000 shares of common stock issuable upon conversion of the 3¾% convertible senior notes. For all periods presented, these shares and the related effect of the accrued interest are excluded from the calculation of diluted net loss per share, as their inclusion would be anti-dilutive.

There are 753,000 shares of common stock issuable upon conversion of the 7¼% redeemable convertible subordinated debentures. For all periods presented, these shares and the related effect of the accrued interest are excluded from the calculation of diluted net loss per share, as their inclusion would be anti-dilutive.

Note 5.  Restructure and Other Costs

The net restructure cost of $38,000 for the three months ended June 26, 2009 and $242,000 for the three months ended June 27, 2008 relate to charges for employee separation costs.

The liability for restructuring was $3.1 million at June 26, 2009. Components of accrued restructure costs and changes in accrued amounts related to restructuring during fiscal 2010 are as follows:

(in thousands)	Employee Separation Costs & Other	Facility Exit Costs & Other	Total
Balance at March 27, 2009	$149	$3,301	$3,450
Provision	38	—	38
Payments	(63)	(379)	(442)
Other	—	54	54
Balance at June 26, 2009	$124	$2,976	$3,100

The liability for restructuring balances at June 26, 2009 and March 27, 2009 include $1.7 million and $1.9 million, respectively, classified as other long-term liabilities related to lease and other exit costs for the vacated facility, net of an estimated amount of sublease income.

Note 6.  License and Development Agreement

In October 2005, the Company entered into a license and development agreement with a third-party technology supplier, under which the Company acquired a license to manufacture and distribute the supplier’s high-speed networking platform, each party agreed to perform development and other activities to bring new products to market, and the Company obtained certain rights to market these products. Under the agreement and subsequent amendments, the Company has paid $5.5 million in license and development fees and agreed to pay an additional $2.5 million at future dates dependent upon the supplier’s delivery of future enhancements. The Company capitalized the amounts paid in other assets in the accompanying condensed consolidated balance sheets, and began amortizing these amounts in the second half of fiscal 2007 concurrent with the sale of the initial platform.

In the second quarter of fiscal 2009 the Company performed an impairment analysis in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, and determined the fair value of the license and development agreement and related other assets to be zero. Accordingly, the Company recorded an impairment charge of $3.7 million in the second quarter of fiscal 2009, representing the full net book value of the license and development agreement and other related assets. As a result of this impairment charge, there will be no future amortization expense relating to the amounts already paid under the license and development agreement. Amortization of $253,000 was recorded for the three months ended June 27, 2008.

Per the terms of the license and development agreement, as amended, the Company is obligated to pay royalties on sales of the products, which began in the second half of fiscal 2007. There were no royalties for the three month periods ended June 26, 2009 and June 27, 2008.

The supplier also serves as a reseller of the platform, and the parties have made occasional purchases from and sales to each other of inventory components and pre-production units. In the three month period ended June 26, 2009, the Company billed the supplier $19,000 and there were no purchase transactions. There were no purchase or sales transactions in the three month period ended June 27, 2008. At June 26, 2009, $19,000 was due from the supplier and no amounts were due to the supplier.

Note 7.  Warranty Accruals

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

Components of the warranty accrual, which is included in accrued liabilities in the accompanying condensed consolidated balance sheets, were as follows:

(in thousands)	Three Months Ended
	June 26, 2009	June 27, 2008
Balance at beginning of period	$82	$98
Charges to cost of revenue	1	4
Charges to warranty accrual	(11)	(6)
Other adjustments (1)	5	(24)
Balance at end of period	$77	$72

(1)

Adjustments result from changes in warranty cost estimates related to labor costs to repair products and frequency of warranty claims.

Note 8.  Income Taxes

The Company recorded tax provisions of $58,000 and $17,000, respectively, for the three months ended June 26, 2009 and June 27, 2008, primarily related to its international operations. The provision includes the benefit of $12,000 for a U.S. federal refundable credit as a result of legislation which allows taxpayers to elect to forego bonus depreciation on certain additions of qualified eligible property and, in turn, claim a refundable credit for a portion of its unused alternative minimum tax and research credits. The Housing and Economic Recovery Act of 2008, signed into law in July 2008, applied to certain additions of qualified property placed in service from the period between April 2008 and December 2008. In February 2009, the American Recovery and Reinvestment Tax Act of 2009 was enacted and extended the period for eligible property additions for another year through December 31, 2009.

Note 9.  Contractual Obligations and Commercial Contingencies

3¾% Convertible Senior Notes:  In December 2007, the Company issued $85.0 million of 3¾% convertible senior notes due December 15, 2014, in a private placement, of which $10.5 million remained outstanding at June 26, 2009. The notes may be converted by a holder, at its option, into shares of the Company’s common stock initially at a conversion rate of 73.3689 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $13.63 per share of common stock (subject to adjustment in certain events), at any time on or prior to December 15, 2014, unless the notes were previously repurchased. If a holder elects to convert its notes in connection with certain fundamental changes, in certain circumstances the conversion rate will increase by a number of additional shares of common stock upon conversion. Upon conversion, a holder generally will not receive any cash payment representing accrued and unpaid interest, if any. The notes are not redeemable by the Company prior to the stated maturity.

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

In fiscal 2009, the Company repurchased and retired $72.0 million principal amount of the outstanding notes in privately negotiated transactions. In the three months ended June 26, 2009, the Company repurchased and retired an additional $2.5 million principal amount of the outstanding notes. The Company recorded a net gain on this extinguishment of debt of approximately $555,000, consisting of a $625,000 gain resulting from the repurchase of debt at below principal, partially offset by a $70,000 write-off of unamortized deferred financing costs related to the repurchased debt. The net gain on this transaction was recorded as non-operating income.

7¼% Redeemable Convertible Subordinated Debentures:  In May 1989, the Company issued $75.0 million of 7¼% redeemable convertible subordinated debentures due May 15, 2014, of which $23.7 million remained outstanding at June 26, 2009. Each debenture is convertible at the option of the holder into common stock at $31.50 per share and is redeemable at the option of the Company. The debenture holders are entitled to a sinking fund which began May 15, 2000, of 14 annual payments of 5% of the aggregate principal amount of debentures issued ($3.8 million annually), reduced by any redemption or conversion of the debentures. As a result of previous redemptions, the total remaining sinking fund requirement is $1.2 million, which, assuming no further redemptions, will be due as a final sinking fund payment on May 15, 2013.

Contingencies:  In the normal course of business, the Company enters into contractual commitments to purchase services, materials, components, and finished goods from suppliers, mainly its primary contract manufacturer. Under the agreement with the primary contract manufacturer, the Company may incur certain liabilities, as described in Note 3, Inventories.

The Company is incurring ongoing legal fees to defend patent lawsuits on behalf of its Quintum subsidiary. Under the acquisition agreement with Quintum, NET is indemnified against liabilities related to these matters, subject to the amount of the escrow and other conditions. The escrow provisions include a $1.0 million cash escrow, specifically for patent claims, and a general escrow, also available for patent claims, in the amount of $5.0 million, half of which is cash and half of which is in Company stock. The Company has made claims against each escrow for certain such liabilities. For purposes of satisfying escrow claims, Company stock is to be valued at $11.83 per share, which was the price used to determine the number of shares paid in the acquisition of Quintum. To the extent a claim is satisfied in Company stock and the Company’s stock price at such time is below $11.83 per share, the Company will record expense for the price difference. Accordingly, depending on the trading price of the Company’s stock, the Company will record expense for a portion of the amount of legal fees incurred in the litigation, even if claims for such amounts are satisfied from the escrow. In the three months ended June 26, 2009, the Company recorded a charge of $136,000 relating to price differences relating to indemnified claims and the escrow provisions. At June 26, 2009, the Company had accrued $283,000 for price differences relating to indemnified claims and the escrow provisions.

The Company’s other contractual obligations and contingencies decreased approximately $5.3 million from March 27, 2009 primarily due to the effect of the repurchase and retirement, in May 2009, of a portion of the outstanding 3¾% convertible senior notes issued by the Company in December 2007.

Note 10.  Stock-based Compensation

Stock Option and Award Plans:  The Company grants options to purchase shares of its common stock and is authorized to award restricted shares of common stock pursuant to the terms of its 2008 Equity Incentive Plan, its 1993 Stock Option Plan and its 1997 Stock Option Program. Upon stockholder approval of the 2008 Equity Incentive Plan in August 2008, the 1993 Stock Option Plan and the 1997 Stock Option Program were terminated, and all shares available for future grants of awards under the 1993 Stock Option Plan and its 1997 Stock Option Program were terminated.

Stock options generally become exercisable ratably over a four-year period and expire after seven to ten years. Options may be granted to officers, employees, directors and independent contractors to purchase common stock at a price not less than 100% of the fair market value at the date of grant. Stock option exercises in the three months ended June 26, 2009 were 1,666 shares.

Restricted stock awards granted under the equity plans are independent of option grants and are subject to restrictions. Awards issued since fiscal 2007 are subject to forfeiture if employment or services are terminated prior to the release of restrictions, which occurs on a ratable basis over one to two years from the date of grant. Until the restriction is released, the shares cannot be transferred. Upon the release of restriction, a portion of the released shares are repurchased from employees by the Company to satisfy withholding-tax obligations arising from the vesting of restricted stock awards. The Company repurchased 72,998 shares from employees in the three month period ended June 26, 2009 for a total price of $279,000. These shares have the same cash dividend and voting rights as other common stock and are considered as issued and outstanding. The cost of the awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse.

Stock Compensation Expense:  In accordance with the provisions of SFAS No. 123(R), “Share Based Payment,” the Company recorded stock-based compensation expense as follows:

(in thousands)	Three Months Ended
	June 26, 2009	June 27, 2008
Cost of revenue	$228	$163
Sales and marketing	657	304
Research and development	460	274
General and administrative	386	478
	$1,731	$1,219

The fair value of the Company’s stock option awards granted to employees was estimated using the following weighted-average assumptions:

	Three Months Ended
	June 26, 2009	June 27, 2008
Expected term, in years	5.16	5.14
Expected volatility	68.84%	59.50%
Risk-free interest rate	2.53%	3.36%
Expected dividends	—	—
Weighted average fair value	$2.14	$2.57

Note 11.  Stock Repurchase Plan

In February 2008, the Board of Directors approved a stock repurchase plan for a period of up to twenty-four months. The Company first repurchased shares under the 2008 program in fiscal 2009. A total of 258,000 shares were repurchased under the 2008 program in fiscal 2009 at an average price of $3.90 per share for a total price of $1.0 million. There were no repurchases of shares under this program in the three months ended June 26, 2009. The Company did repurchase shares from employees to satisfy withholding-tax obligations arising from the vesting of restricted stock awards, as described in Note 10.

Note 12.  Financial Instruments Fair Value Disclosure

The estimated fair values of the Company’s financial instruments at June 26, 2009 and March 27, 2009 were as follows:

(in thousands)	June 26, 2009		March 27, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Short-term investments	$80,932	$80,932	$81,432	$81,432
Liabilities:
3¾% Convertible senior notes	$10,500	$7,875	$13,000	$7,800
7¼% Redeemable convertible subordinated debentures	$23,704	$20,860	$23,704	$15,882

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

Convertible debt:  We have estimated the approximate fair value of these securities using the quoted market price or trade closest to June 26, 2009.

Foreign exchange contracts:  The Company does not use derivative financial instruments for speculative or trading purposes. Where available, the Company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movement in foreign exchange rates. Gains and losses on the foreign exchange contracts are included in other income (expense), net, which offset foreign exchange gains or losses from revaluation of foreign currency-denominated balance sheet items and intercompany balances.

The foreign exchange forward contracts require the Company to exchange foreign currencies to U.S. dollars or vice versa, and generally mature in one month or less. As of June 26, 2009 and March 27, 2009, the Company had outstanding foreign exchange forward contracts with aggregate notional amounts of $5.8 million and $5.6 million, respectively, which had remaining maturities of one month or less. As of June 26, 2009, the carrying amount, which was also the estimated fair value of the foreign exchange forward contracts, was based on prevailing financial market information. The amounts recorded on the consolidated balance sheets for foreign exchange contracts are not material.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the condensed consolidated financial statements included in this Form 10-Q and Part II of our Form 10-K for the fiscal year ended March 27, 2009. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. A forward-looking statement may contain words such as “plans,” “hopes,” “believes,” “estimates,” “will,” “continue to,” “expect to,” “anticipate that,” “to be,” or “can affect.” Forward-looking statements are based upon management expectations, forecasts and assumptions that involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Many factors may cause actual results to vary including, but not limited to, the factors discussed in this Form 10-Q and our most recently filed Form 10-K. The Company expressly disclaims any obligation or undertaking to revise or publicly release any updates or revisions to any forward-looking statement contained in this Form 10-Q except as required by law. Investors should carefully review any risk factors described in this Form 10-Q and our most recently filed Form 10-K, along with other documents the Company files from time to time with the Securities and Exchange Commission (SEC).

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

Today, our solutions are focused on enabling our enterprise and government customers to cost-effectively migrate to next-generation IP networks, unified communications platforms, secure voice applications, and high-speed multiservice WAN transport networks. Our voice solutions include the VX Series and the Quintum Series of switching media gateways. Our multi-service solutions include the Promina, NX1000 and NX5010 platforms.

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

There have been no significant changes to our policies and estimates, as discussed in our Annual Report on Form 10-K for the fiscal year ended March 27, 2009.

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

Results of Operations

The following table sets forth selected data derived from our condensed consolidated statements of operations expressed as a percentage of revenue for the periods presented:

	Three Months Ended
	June 26, 2009	June 27, 2008
Percent of revenue
Product	81.3%	77.3%
Service	18.7	22.7
Total revenue	100.0	100.0

Product gross margin	53.6	22.3
Service gross margin	10.0	(3.9)
Total gross margin	45.5	16.3

Sales and marketing	27.6	36.9
Research and development	23.7	40.5
General and administrative	14.7	24.3
Restructure and other costs	0.2	1.6
Total operating expenses	66.2	103.3
Loss from operations	(20.7)	(87.0)

Interest expense, net	(0.5)	(0.7)
Gain on extinguishment of debt	2.8	23.8
Other income (expense), net	(0.3)	0.8
Loss before taxes	(18.7)	(63.1)
Income tax provision	0.3	0.1
Net loss	(19.0)%	(63.2)%

Overview and Highlights

Note: Unless otherwise noted, all references to “fiscal 2010” refer to the first quarter of fiscal 2010 and all references to “fiscal 2009” refer to the comparable prior period, that is, the first quarter of fiscal 2009. Also, unless otherwise noted, all references to “shifts”, “increases” or “decreases” refer to the current fiscal 2010 period as compared to the prior year fiscal 2009 period.

•

Total revenue in fiscal 2010 of $19.5 million was 25.3% higher than in fiscal 2009. The increase in total revenue was due to greater product revenue, particularly revenue from government customers.

•

Sales to the government sector increased and continue to account for a majority of our revenue. Revenue from government customers was $14.6 million in fiscal 2010, an increase of 45.3% over fiscal 2009. Revenue from government customers was 74.9% of total revenue in fiscal 2010, compared to 64.6% in fiscal 2009.

•

Sales of voice-over-IP (VoIP) platforms to government and non-government customers contributed approximately 60.1% of product revenue in fiscal 2010 compared to 54.0% in fiscal 2009. Our VX Series is a VoIP platform with advanced network control and security features. In addition to secure voice applications for the government, the VX Series platform provides enterprise customers with telephony integration for unified communications and unified messaging. VoIP platform revenues in fiscal 2010 were $9.5 million, a 46.5% increase over fiscal 2009 revenues.

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

(in thousands, except percentages)	Three Months Ended
	June 26, 2009	June 27, 2008
Promina product revenue	$5,725	$5,099
% of product revenue	36.1%	42.4%
VoIP platform product revenue	$9,532	$6,505
% of product revenue	60.1%	54.0%
Revenue from government customers	$14,622	$10,062
% of total revenue	74.9%	64.6%

•

We retired $2.5 million of convertible debt. We used $1.9 million of cash to repurchase $2.5 million of our 3¾% convertible senior notes at a discount. We realized a net gain of $555,000 on this repurchase. To date, we have repurchased $74.5 million of the total 3¾% convertible senior note offering of $85.0 million, and we have realized net gains totaling $29.2 million on these repurchases.

Revenue

(in thousands, except percentages)	Three Months Ended
	June 26, 2009	June 27, 2008	Change
Product	$15,865	$12,039	31.8%
Service	3,645	3,535	3.1
Total revenue	$19,510	$15,574	25.3%

Total revenue was higher in fiscal 2010 due principally to increased product revenue from government customers. Total revenue from government customers was 45.3% higher in fiscal 2010 compared to fiscal 2009.

Product revenue was higher in fiscal 2010 due primarily to a 66% increase in revenue from government customers as well as higher VoIP platform sales. Product revenue from our commercial customers was 15% lower in fiscal 2010. This decrease was attributable to declines in Quintum revenue, which was affected by the global recession.

Service revenue increased slightly in fiscal 2010. The slight increase was mostly due to revenue related to Quintum products. Significant fluctuations in our service revenue can occur as a result of factors affecting the timing of the recognition of revenue, including customer deployment schedules and contractual acceptance provisions.

Gross Margin

	Three Months Ended
	June 26, 2009	June 27, 2008
Product gross margin	53.6%	22.3%
Service gross margin	10.0	(3.9)
Total gross margin	45.5%	16.3%

Total gross margin increased 29.2 percentage points in fiscal 2010 compared to fiscal 2009 primarily as a result of increased product gross margin.

Product gross margin improved principally as a result of:

•

Higher revenues absorbing fixed costs. In fiscal 2010, our fixed manufacturing costs represented 7.9% of revenue compared to 14.4% of revenue in fiscal 2009.

•

Lower inventory reserve charges compared to fiscal 2009. In fiscal 2009 we recorded substantial inventory reserve charges in response to lower product revenue. Inventory reserve charges in fiscal 2010 were 3.1% of product revenue compared to 16.6% in fiscal 2009. The largest portion of our inventory reserves relate to delayed government programs involving our NX5010 product. These delays may affect demand for our current inventory for this product, as a new generation of the product may be introduced later in the full fiscal year 2010. We currently believe the unreserved NX5010 inventory balances on hand and owned by our contract manufacturer of approximately $326,000 will be sold prior to the adoption of the new generation products. However, we will continue to evaluate this inventory for possible impairment.

•

There were no charges in fiscal 2010 for amortization of developed technology acquired from Quintum. In fiscal 2009, amortization of developed technology charged to product cost represented 2.9% of product revenue. We recorded an asset impairment charge for the full carrying value of developed technology in the second quarter of fiscal 2009. Accordingly, there will be no future amortization of developed technology acquired from Quintum.

Service gross margin increased principally as a result of higher revenues and lower costs. Cost savings were realized through headcount reductions and related expense savings.

Operating Expenses

(in thousands, except percentages)	Three Months Ended
	June 26, 2009	June 27, 2008	Change
Sales and marketing	$5,392	$5,748	(6.2)%
Research and development	4,625	6,307	(26.7)
General and administrative	2,867	3,791	(24.4)
Restructure and other costs	38	242	(84.3)
Total operating expenses	$12,922	$16,088	(19.7)%

Total operating expenses in fiscal 2010 decreased primarily as a result of cost control measures implemented in fiscal 2009. In addition, due to the impairment of purchased intangibles in the second quarter of fiscal 2009, there were no charges in fiscal 2010 for amortization of purchased intangibles.

Sales and marketing expense decreased by $356,000 in fiscal 2010 primarily due to the effect of:

•

Cost reduction initiatives were responsible for a $409,000 reduction in payroll related and consultancy costs, a $297,000 reduction in marketing communications costs, a $221,000 reduction in travel and entertainment costs, and a $81,000 reduction in other operating expenses.

•

There was no amortization of purchased intangibles in fiscal 2010, compared to $398,000 in fiscal 2009.

•

Offsetting these savings, sales commissions were higher by $224,000 reflecting higher sales, non-cash stock option compensation was higher by $126,000 due to the effect of restricted stock issued to employees primarily to approximately offset temporary salary reductions, and we incurred employee separation costs of $700,000 in connection with the retirement of our former Federal sales executive.

Research and development expense decreased by $1.7 million in fiscal 2010 due primarily due to the effect of cost reduction programs as we consolidated our research and development plans into a single company-wide strategy. The following expense categories were principally responsible for the net cost decrease:

•

Payroll and related costs decreased by $1.4 million due largely to a 27% headcount reduction.

•

Other research and development expenses, including software, engineering and manufacturing production related costs, were $264,000 lower in fiscal 2010 reflecting the impact of the company-wide cost reduction programs.

•

Depreciation and other operating expenses were lower by $127,000.

•

Allocations of shared expenses, including facilities and information technology costs, were $77,000 lower, principally due to reduced facilities and information technology costs company-wide.

•

These expense reductions were partially offset by non-cash stock option compensation, which was higher by $186,000 due to the effect of restricted stock issued to employees primarily to approximately offset temporary salary reductions.

General and administrative expense decreased by $924,000 in fiscal 2010 due primarily to the effect of company-wide cost reduction programs. The following expense categories were principally responsible for the net cost decrease:

•

Payroll and related costs decreased by $444,000.

•

Outside services, principally audit fees were $246,000 lower in fiscal 2010.

•

Amortization of purchased intangibles was none in fiscal 2010 compared to $53,000 in fiscal 2009.

•

Other operating expenses decreased by $109,000.

•

Allocations of shared expenses, including facilities and information technology costs, were $73,000 lower, principally due to reduced facilities and information technology costs company-wide.

Restructuring charges in fiscal 2010 and fiscal 2009 related to job eliminations.

Non-Operating Items

(in thousands, except percentages)	Three Months Ended
	June 26, 2009	June 27, 2008	Change
Interest income	$476	$1,212	(60.7)%
Interest expense	$(564)	$(1,317)	(57.2)%
Gain on extinguishment of debt	$555	$3,714	(85.1)%
Other income (expense), net	$(72)	$113	(163.7)%

Interest income was lower in fiscal 2010 due to lower average cash balances and, to a lesser extent, to lower average interest earned on investments. Average cash balances were lower due principally to the effect of operating losses in the full fiscal year 2009 and in fiscal 2010, as well as the Company’s use of cash to retire portions of the outstanding 3¾% convertible senior notes and 7¼% redeemable convertible subordinated debentures.

Interest expense was lower in fiscal 2010 reflecting the retirement of a portion of our outstanding debt through repurchases in the full fiscal year 2009 and in fiscal 2010. In fiscal 2010 we repurchased and retired $2.5 million in principal amount of our outstanding 3¾% convertible senior notes. We realized a net gain on this extinguishment of debt of approximately $555,000, consisting of a $625,000 gain resulting from the repurchase of debt at below principal, partially offset by a $70,000 write-off of unamortized deferred financing costs related to the repurchased debt. The net gain on this transaction was recorded as non-operating income.

In fiscal 2009, we repurchased approximately $12.5 million of our $85.0 million outstanding 3¾% convertible senior notes at a discount to the original issue price. We realized a net gain of $3.7 million, comprised of a $4.1 million gain resulting from the repurchase of debt at below principal, partially offset by a $409,000 write-off of unamortized deferred financing costs related to the repurchased debt. The net gain on this transaction was recorded as non-operating income.

Other income (expense), net, consisted of:

(in thousands)	Three Months Ended
	June 26, 2009	June 27, 2008
Gain (loss) on foreign exchange	$(220)	$60
Realized gain on investments	148	65
Other	—	(12)
	$(72)	$113

Income Tax Provision

Income tax provisions were $58,000 and $17,000, respectively for fiscal 2010 and fiscal 2009 and were primarily related to our international operations. The income tax provision for fiscal 2010 also includes a benefit of $12,000 for a U.S. federal refundable credit as a result of legislation which allows taxpayers to elect to forego bonus depreciation on certain additions of qualified eligible property and, in turn, claim a refundable credit for a portion of its unused alternative minimum tax and research credits. The Housing and Economic Recovery Act of 2008, signed into law in July 2008, applied to certain additions of qualified property placed in service from the period between April 2008 and December 2008. In February 2009, the American Recovery and Reinvestment Tax Act of 2009 was enacted and extended the period for eligible property additions for another year through December 31, 2009.

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been our cash balances, cash provided by operating activities, debt financings, and committed credit lines.

Cash Balances:  As of June 26, 2009, we had cash balances of $93.6 million, including cash and cash equivalents and short-term investments, as compared to $97.0 million as of March 27, 2009. Our cash balances at June 26, 2009 are invested approximately 91.6% in U.S. government and municipal agency investments and cash equivalents, primarily money market funds.

Cash Flows from Operating Activities:  Net cash used in operating activities was $1.8 million in fiscal 2010 compared to net cash used in operating activities of $4.1 million in fiscal 2009. The decrease in net cash used in operating activities resulted principally from the lower net loss in fiscal 2010 as compared to fiscal 2009. Changes in non-cash expenses and gains also contributed to the net decrease in net cash used in operating activities in fiscal 2010 compared to fiscal 2009. Non-cash stock-based compensation expense was higher in fiscal 2010 as a result of an increased use of stock awards issued to employees primarily to approximately offset temporary salary reductions. Non-cash gains on extinguishment of debt were lower in fiscal 2010 reflecting lower levels of debt repurchasing in fiscal 2010. Net changes in balances of prepaid expenses, accounts payable and accrued liabilities also contributed to the decrease in net cash used in operating activities in fiscal 2010 compared to fiscal 2009.

The overall decrease in net cash used in operations was net of the effect of decreased non-cash depreciation, amortization and accretion charges in fiscal 2010 as well as changes in balances of accounts receivable and inventories. Non-cash depreciation, amortization and accretion charges were lower in fiscal 2010 principally because we incurred amortization expense relating to purchased intangible assets in fiscal 2009 but not in fiscal 2010. There will be no further amortization of purchased intangible assets acquired from Quintum as we recorded asset impairment charges for the full carrying value of purchased intangible assets in the second quarter of fiscal 2009. Collections on accounts receivable were higher in fiscal 2009 than in fiscal 2010 principally because revenues in the fourth quarter of fiscal 2008 were higher than in the fourth quarter of fiscal 2009.

Days sales outstanding (DSO) was 45 days and 49 days at June 26, 2009 and June 27, 2008, respectively. Our target DSO is between 60 and 70 days. The relatively low DSO at June 26, 2009 resulted from the pattern of sales in the first quarter of fiscal 2010, which was more linear than usual and allowed more receivables to be collected by the end of that quarter. The relatively low DSO at June 27, 2008 resulted from a decline in revenue from the prior quarter.

Cash Flows from Investing Activities:  Net cash provided by investing activities was $321,000 in fiscal 2010 compared to net cash used in investing activities of $3.0 million in fiscal 2009. The principal reason for this change in cash flows from investing activities was the net effect upon cash of purchases, sales and maturities of short-term investments. These activities provided net cash of $682,000 in fiscal 2010 and used net cash of $2.5 million in fiscal 2009. Purchases of property and equipment were lower in fiscal 2010 compared to fiscal 2009, which also contributed to the net increase in cash provided by investing activities in fiscal 2010.

Cash Flows from Financing Activities:  Net cash used in financing activities in fiscal 2010 was $2.1 million compared to $9.2 million used by financing activities in fiscal 2009. In both fiscal 2010 and fiscal 2009, our principal financing activities were repurchases of debt and common stock. In fiscal 2010 we paid $1.9 million to repurchase a portion of our outstanding 3¾% convertible senior notes. We also paid $279,000 to repurchase common stock from employees to satisfy withholding-tax obligations arising from the vesting of restricted stock awards. In fiscal 2009 we paid $8.3 million to repurchase a portion of the 3¾% convertible senior notes and $859,000 to repurchase common stock on the open market, primarily under our 2008 stock repurchase plan. Cash provided by proceeds from exercises of stock options was minimal in both fiscal 2010 and fiscal 2009. Future proceeds to us from the issuance of common stock under employee stock plans will be affected primarily by fluctuations in our stock price.

Non-cash Investing Activities:  The primary non-cash investing activity in fiscal 2010 was an unrealized gain on available-for-sale securities of $182,000. In fiscal 2009 our most significant non-cash investing activity was an unrealized loss on available-for-sale securities of $1.2 million.

Stock Repurchase Plan:  In February 2008, the Board of Directors approved a stock repurchase plan for a period of up to twenty-four months. We first repurchased shares under the 2008 program in fiscal 2009. In the full fiscal year 2009, we repurchased a total of 258,000 shares under the 2008 program at an average price of $3.90 per share for a total price of $1.0 million. We did not repurchase shares under this program in fiscal 2010.

Contractual Obligations and Commercial Commitments: Our contractual obligations consist of facilities leases with noncancellable terms in excess of one year, principal and interest on our 3¾% convertible senior notes and our 7¼% redeemable convertible subordinated debentures, a license and development agreement with a third party to develop new products, and $681,000 of long-term income taxes payable as of June 26, 2009 related to uncertain tax positions.

Our contractual obligations and contingencies decreased approximately $5.3 million from March 27, 2009 primarily due to the repurchase and retirement, in May 2009, of a portion of the outstanding 3¾% convertible senior notes issued in December 2007. The following table provides a summary of our long-term debt and related interest payments as updated for the repurchase of $2.5 million principal amount of the 3¾% convertible senior notes in May 2009:

Contractual Obligations (in thousands)	Total	2010	2011 to 2012	2013 to 2014	After 2014

Long-term debt	$34,204	$—	$—	$—	$34,204
Interest on long-term debt	$10,758	$1,056	4,225	4,225	$1,253

There was no significant change to our other contractual obligations in the three months ended June 26, 2009.

We have a commitment to pay a total of $2.5 million to a third-party technology supplier upon receipt of future deliverables.

We have a long-term income tax liability for uncertain tax positions amounting to $681,000 at June 26, 2009. We cannot currently predict the date of settlement or payment, as the timing of resolution of our liability is highly uncertain.

In the normal course of business, we enter into contractual commitments to purchase services, materials, components, and finished goods from suppliers, mainly our primary contract manufacturer. Under our agreement with our primary contract manufacturer, we maintain a level of control over parts procurement, design, documentation, and selection of approved suppliers. We are generally liable for any termination or cancellation of product orders, as well as excess and obsolete material, which can result, for example, from an engineering change, product obsolescence, or inaccurate component forecasting. Under the agreement, the contract manufacturer is to procure raw materials and begin manufacturing of products in accordance with our forecasts. If certain purchased raw materials or certain work-in-process items are held for greater than 90 days, we must make deposits on the aging inventory, although the contract manufacturer must make efforts to minimize our liability for the aging inventory, including returning materials to suppliers, canceling orders with suppliers, or using materials to manufacture product for its other customers. If raw material or in-process inventories are still unused and have been held for more than nine months, we must take ownership and pay for the aged inventory, unless there is future forecasted demand for such inventory, in which case we must pay a management fee for such inventory and if the forecasted demand does not materialize we must then take ownership and pay for such inventory. This activity may increase our owned inventories.

At June 26, 2009, our contract manufacturer held inventory related to our products. Our deposit relating to this inventory was $6.0 million at June 26, 2009 and reserves relating to this deposit were $875,000. Both the deposit and the related reserves are included in prepaid expenses and other assets on the consolidated balance sheets. Additional deposits may be required under the terms of the agreement.

We are incurring ongoing legal fees to defend patent lawsuits on behalf of our subsidiary, Quintum Technologies, LLC, which we acquired in December 2007. Under the acquisition agreement with Quintum, we are indemnified against liabilities related to these matters. The escrow provisions include a $1.0 million cash escrow, specifically for patent claims, and a general escrow, also available for patent claims, in the amount of $5.0 million, half of which is cash and half of which is in Company stock. We have made claims against each escrow for certain such liabilities. For purposes of satisfying escrow claims, Company stock is to be valued at $11.83 per share, which was the price used to determine the number of shares paid in the acquisition of Quintum. To the extent a claim is satisfied in Company stock and the Company’s stock price at such time is below $11.83 per share, we will record expense for the price difference. Accordingly, depending on the trading price of the Company’s stock, we will record expense for a portion of the amount of legal fees incurred in the litigation, even if claims for such amounts are satisfied from the escrow. In fiscal 2010, we recorded a charge of $136,000 relating to price differences relating to indemnified claims and the escrow provisions. At June 26, 2009, we have accrued $283,000 for price differences relating to indemnified claims and the escrow provisions.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following are the material changes for the three months ended June 26, 2009 from the information reported under Part II, Item 7A of our Form 10-K for the fiscal year ended March 27, 2009:

A 10% change in market interest rates would change the fair value of our investment portfolio by approximately $85,000, as compared to a change of approximately $123,000 as of March 27, 2009.

A 10% adverse change in the foreign currency rates affecting our foreign exchange contracts as of their June 26, 2009 levels would decrease the fair value of the contracts by approximately $580,000, as compared to a decrease of approximately $560,000 for the contracts as of March 27, 2009.

The fair market value of our 3¾% convertible senior notes is sensitive to changes in interest rates and to the price of our common stock into which it can be converted as well as our financial stability. In May 2009, we repurchased and retired $2.5 million principal amount of these notes. The yield to maturity on the notes is fixed, therefore the interest expense on the debt does not fluctuate with interest rates. The fair value of the 3¾% convertible senior notes was approximately $7.9 million as of June 26, 2009 as compared to approximately $7.8 million as of March 27, 2009.

The fair value of the 7¼% redeemable convertible subordinated debentures was approximately $20.9 million as of June 26, 2009 as compared to approximately $15.9 million as of March 27, 2009.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, management, under the supervision and with the participation of the chief executive officer (CEO) and chief financial officer (CFO), evaluated the effectiveness of our disclosure controls and procedures at the end of the period covered by this report as well as any changes in disclosure controls and procedures that occurred during the period covered by this report. Our management, including our CEO and CFO, has concluded that our disclosure controls and procedures are effective as of June 26, 2009.

No changes in our internal control over financial reporting occurred during the quarter ended June 26, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the patent litigation in Germany filed by Teles AG Informationstechonologien against Quintum Technologies, LLC, a subsidiary of the Company, the court-appointed expert has issued its opinion regarding patent validity and the court has scheduled a hearing on the issue for March 4, 2010.

ITEM 1A. RISK FACTORS

Our business is subject to the risks and uncertainties described in our most recent annual report on Form 10-K. There may be additional risks that have not yet been identified and risks that are not material now but could become material. Any one of these risks could hurt our business, results of operations or financial condition. Investors should carefully review the risk factors described in our most recent annual report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Common Stock

The following table reflects purchases made by the Company of its common stock during the quarter ended June 26, 2009:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
March 28 – April 24, 2009	—	—	—	$18,991,000
April 25 – May 22, 2009	—	—	—	$18,991,000
May 23 – June 26, 2009	—	—	—	$18,991,000
	—	—	—	$18,991,000

(1)

In addition to shares purchased under publicly announced plans or programs, 72,998 shares were acquired directly from employees as payment of tax withholding obligations upon vesting of restricted stock awards.

(2)

In February 2008, the Board of Directors approved and the Company publicly announced a plan providing for the repurchase of up to $20 million of the Company’s common stock for a period of up to twenty-four months.

3¾% convertible senior notes

The following table reflects purchases made by the Company of its 3¾% convertible senior notes during the quarter ended June 26, 2009:

Fiscal Period	Total Number of Units Purchased (1)	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units That May Yet Be Purchased Under the Publicly Announced Plans or Programs
March 28 – April 24, 2009	—	—	—	—
April 25 – May 22, 2009	2,500,000	$0.75	—	—
May 23 – June 26, 2009	—	—	—	—
	2,500,000	$0.75	—	—

(1)

The amounts shown represent the aggregate principal amounts, in dollars, which were acquired in a privately negotiated transaction.

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

Dated:  August 4, 2009

NETWORK EQUIPMENT
TECHNOLOGIES, INC.

/s/ C. NICHOLAS KEATING, JR.
C. Nicholas Keating, Jr.
President and Chief Executive Officer

/s/ JOHN F. MCGRATH, JR.

John F. McGrath, Jr.
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)