Form 10-Q
period 2009-09-25
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2009-11-03
CIK 752431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 25, 2009.

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
☐ Yes  ☒ No

The number of shares outstanding of the registrant's Common Stock, par value $.01, as of October 23, 2009 was 29,729,000.

NETWORK EQUIPMENT TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited — in thousands, except par value)

	September 25, 2009	March 27, 2009
Current assets:
Cash and cash equivalents	$4,889	$15,589
Short-term investments	84,787	81,432
Restricted cash	1,160	1,154
Accounts receivable, net of allowances of $342 at September 25, 2009 and $351 at March 27, 2009	13,566	7,091
Inventories	6,058	7,364
Prepaid expenses and other assets	8,362	10,073
Total current assets	118,822	122,703
Property and equipment, net	5,479	6,505
Other assets	3,882	4,225
Total assets	$128,183	$133,433
Current liabilities:
Accounts payable	$7,083	$4,257
Accrued liabilities	15,579	15,084
Total current liabilities	22,662	19,341
Long-term liabilities:
3¾% convertible senior notes	10,500	13,000
7¼% redeemable convertible subordinated debentures	23,704	23,704
Other long-term liabilities	3,284	4,568
Total long-term liabilities	37,488	41,272
Commitments and contingencies – Note 9
Stockholders’ equity:
Preferred stock ($0.01 par value; 5,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 75,000 shares authorized; 29,726 and 29,193 shares outstanding at September 25, 2009 and March 27, 2009)	297	291
Additional paid-in capital	248,864	245,654
Treasury stock, at cost	(9,777)	(9,177)
Accumulated other comprehensive loss	(768)	(1,262)
Accumulated deficit	(170,583)	(162,686)
Total stockholders’ equity	68,033	72,820
Total liabilities and stockholders’ equity	$128,183	$133,433

See accompanying notes to condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited — in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 25, 2009	September 26, 2008	September 25, 2009	September 26, 2008
Revenue:
Product	$14,420	$14,658	$30,285	$26,697
Service and other	5,341	3,857	8,986	7,392
Total revenue	19,761	18,515	39,271	34,089
Costs of revenue:
Cost of product	7,532	9,592	14,889	18,948
Cost of service and other	4,426	3,804	7,707	7,477
Impairment of long-lived assets	—	9,741	—	9,741
Total cost of revenue	11,958	23,137	22,596	36,166
Gross margin	7,803	(4,622)	16,675	(2,077)
Operating expenses:
Sales and marketing	4,628	5,692	10,020	11,440
Research and development	4,783	5,821	9,408	12,128
General and administrative	2,718	3,222	5,585	7,013
Restructure and other (recoveries) costs	(14)	152	24	394
Impairment of goodwill and long-lived assets	—	34,197	—	34,197
Total operating expenses	12,115	49,084	25,037	65,172
Loss from operations	(4,312)	(53,706)	(8,362)	(67,249)
Interest income	412	993	888	2,205
Interest expense	(598)	(1,135)	(1,162)	(2,452)
Gain on extinguishment of debt	—	6,437	555	10,151
Other income (expense), net	300	(136)	228	(23)
Loss before taxes	(4,198)	(47,547)	(7,853)	(57,368)
Income tax provision (benefit)	(14)	(63)	44	(46)
Net loss	$(4,184)	$(47,484)	$(7,897)	$(57,322)
Basic and diluted net loss per share	$(0.14)	$(1.66)	$(0.27)	$(1.99)

Common and common equivalent shares, basic and diluted	29,243	28,674	29,152	28,861

Condensed Consolidated Statements of Comprehensive Loss:
Net loss	$(4,184)	$(47,484)	$(7,897)	$(57,322)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(244)	(546)	408	(396)
Gross unrealized holding gains (losses) on available-for-sale securities	(11)	(370)	320	(1,510)
Reclassification adjustments for gains included in net loss	(86)	(117)	(234)	(182)
Comprehensive loss	$(4,525)	$(48,517)	$(7,403)	$(59,410)

See accompanying notes to condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited — in thousands)

	Six Months Ended
	September 25, 2009	September 26, 2008
Cash and cash equivalents at beginning of period	$15,589	$44,246
Cash flows from operating activities:
Net loss	(7,897)	(57,322)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and accretion	1,811	3,767
Impairment of goodwill and long-lived assets	—	43,938
Stock-based compensation expense	2,730	2,387
Gain on extinguishment of debt	(555)	(10,151)
Loss on disposition of property and equipment	73	—
Interest earned on restricted cash	(6)	—
Changes in assets and liabilities:
Accounts receivable	(6,475)	11,597
Inventories	1,306	1,720
Prepaid expenses and other assets	1,829	(2,398)
Accounts payable	2,831	(2,561)
Accrued liabilities	(864)	(2,624)
Net cash used in operating activities	(5,217)	(11,647)
Cash flows from investing activities:
Purchase of short-term investments	(32,932)	(37,683)
Proceeds from sales and maturities of short-term investments	29,663	35,838
Purchases of property and equipment	(703)	(711)
Net cash used in investing activities	(3,972)	(2,556)
Cash flows from financing activities:
Issuance of common stock	587	46
Repurchase of common stock	(603)	(943)
Repurchase of 3¾% convertible senior notes	(1,875)	(18,689)
Net cash used in financing activities	(1,891)	(19,586)
Effect of exchange rate changes on cash	380	(397)
Net decrease in cash and cash equivalents	(10,700)	(34,186)
Cash and cash equivalents at end of period	$4,889	$10,060

Other cash flow information:
Cash paid during the period for:
Interest	$1,097	$2,621
Non-cash investing activities:
Net unrealized gain (loss) on available-for-sale securities	86	(1,692)

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

These financial statements should be read in conjunction with the March 27, 2009 audited consolidated financial statements and notes thereto. The results of operations for the three and six months ended September 25, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending March 26, 2010 or any future period.

The Company’s fiscal year ends on the last Friday in March. In most years, the fiscal year is 52 weeks, with each quarter comprised of thirteen weeks, which allows comparability of quarter over quarter results. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position as of September 25, 2009, the results of operations for the three and six months ended September 25, 2009 and September 26, 2008, and the cash flows for the six months ended September 25, 2009 and September 26, 2008.

Through a contractual arrangement with the Company, CACI International Inc. (CACI) has certain rights to provide maintenance and other services to the Company’s Federal customers. Under the current arrangement, both companies sell services for the Company’s products, other than the Quintum product line, and each company is responsible for various aspects of service delivery. CACI provides maintenance support for first-level calls and on-site repairs, the Company provides spares logistics and bug fixes, and both companies provide training services. Under a revenue-sharing arrangement, revenue from maintenance and training services is shared between both companies, regardless of which company sells the services. The receipts from sales of these services are shared based on a pre-determined percentage, which is currently 37% for the Company and 63% for CACI but may fluctuate based upon the total annual amount of sales of these services. As such, 63% of the Company’s receipts that are subject to the agreement is remitted to CACI, and conversely, 37% of CACI’s receipts that are subject to the agreement is remitted to the Company. The Company records amounts derived from sales by the Company as gross revenue and records amounts remitted to the Company by CACI as net revenue. This arrangement expires December 1, 2010, after which the Company intends to perform these services itself.

Revenue on sales through resellers is recognized upon transfer of title to the reseller. Many of the sales to the Company’s resellers are based upon firm commitments from their end customer; as a result, these resellers carry little or no Company inventory. For the Company’s Promina, VX, and NX products, the Company’s customers do not have the right to return the equipment. For the Company’s Quintum product line, the Company’s customers are subject to agreements allowing for limited rights of return and price protection. Accordingly, revenues are reduced for the Company’s estimates of liability related to these rights. The estimate for returns is recorded at the time the related sale is recognized and is adjusted periodically based on historical rates of returns and other related factors. The reserves for price protection are recorded at the time these programs are offered. Price protection is estimated based on specific programs, expected usage and historical experience.

The Company has evaluated subsequent events through November 3, 2009, the date on which the financial statements presented herein were issued as part of this Quarterly Report on Form 10-Q, and not beyond that date.

Recently Issued Accounting Standards:  In October 2009, the FASB issued new accounting guidance with respect to revenue recognition for arrangements with multiple deliverables and also with respect to accounting for revenue arrangements that include software elements. When adopted, these accounting standards may be applied either prospectively or retrospectively. The Company’s mandatory adoption date for this guidance will be March 26, 2011, the beginning of the Company’s fiscal 2012, but early adoption is permitted. The Company has not determined when it will adopt this new guidance. The future effect, if any, of the adoption of this new guidance on the Company’s consolidated financial statements will depend on whether the Company elects to apply these updates only prospectively or also retrospectively, and the nature of future revenue arrangements into which the Company may enter.

In June 2008, the FASB issued accounting guidance requiring participating securities such as unvested restricted stock grants containing nonforfeitable rights to receive dividends, whether paid or unpaid, to be included in the computation of earnings per share pursuant to the two-class method. The guidance also requires all prior-period earnings per share data presented to be adjusted retrospectively. The Company adopted the new guidance in the first quarter of fiscal 2010. The adoption did not have a material impact on current or prior period consolidated financial statements.

Note 2.  Financial Instruments

The following table summarizes the financial assets and liabilities of the Company measured at fair value on a recurring basis:

(in thousands)		Fair Value Measurements at September 25, 2009 Using
	Balance as of September 25, 2009	Level 1	Level 2	Level 3
Assets:
U.S. government and municipalities(1)	$79,666	$79,666	$—	$—
Corporate notes and bonds(1)	3,531	—	3,531	—
Other debt securities(1)	1,590	—	1,590	—
Foreign currency derivatives(2)	203	—	203	—
Total	$84,990	$79,666	$5,324	$—

Liabilities:
Foreign currency derivatives(3)	$98	$—	$98	$—
Total	$98	$—	$98	$—

(1)

Included in short-term investments on the Company’s condensed consolidated balance sheet.

(2)

Included in accounts receivable on the Company’s condensed consolidated balance sheet.

(3)

Included in accrued liabilities on the Company’s condensed consolidated balance sheet.

The three levels of the fair value hierarchy are:

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

Note 3. Inventories

Inventories consisted of the following:

(in thousands)	September 25, 2009	March 27, 2009
Purchased components	$4,417	$5,791
Finished goods	1,641	1,573
	$6,058	$7,364

Under the Company’s agreement with its primary contract manufacturer, Plexus Corp. (Plexus), which runs through December 31, 2011, the Company maintains a level of control over parts procurement, design, documentation, and selection of approved suppliers. The Company is generally liable for any termination or cancellation of product orders, as well as excess and obsolete material, which can result, for example, from an engineering change, product obsolescence, or inaccurate component forecasting. Under the agreement, Plexus is to procure raw materials and begin manufacturing of products in accordance with the Company’s forecasts. If certain purchased raw materials or certain work-in-process items are held for greater than 90 days, the Company must make deposits on the aging inventory, although Plexus must make efforts to minimize the Company’s liability for the aging inventory, including returning materials to suppliers, canceling orders with suppliers, or using materials to manufacture product for its other customers. If raw material or in-process inventories are still unused and have been held for more than nine months, the Company must take ownership and pay for the aged inventory. Alternatively, if there is forecasted demand for such inventory, the Company must pay a management fee for Plexus to retain such inventory. If the forecasted demand does not materialize the Company must take ownership and pay for such inventory. This activity may increase the Company’s owned inventories.

At September 25, 2009, Plexus held inventory related to the Company’s products. The Company’s deposit relating to this inventory was $6.0 million and reserves relating to these deposits were $1.7 million. Both the deposit and the related reserves are included in prepaid expenses and other assets in the condensed consolidated balance sheets.

The Company regularly evaluates its inventory, including inventory held by Plexus and the amount on deposit with Plexus. As a result of these evaluations, the Company recorded charges of $957,000 and $1.3 million, respectively, to cost of revenue in the three and six months ended September 25, 2009, and $2.3 million and $4.3 million, respectively, for the comparable periods ended September 26, 2008.

Note 4.  Loss Per Share

The following table sets forth the computation of the numerator and denominator used in the computation of basic and diluted net loss per share:

(in thousands, except per share amounts)	Three Months Ended		Six Months Ended
	September 25, 2009	September 26, 2008	September 25, 2009	September 26, 2008
Numerator:
Net loss	$(4,184)	$(47,484)	$(7,897)	$(57,322)
Denominator:
Weighted average shares of common stock outstanding:
Shares used to compute basic and diluted net loss per share	29,243	28,674	29,152	28,861
Basic and diluted net loss per share	$(0.14)	$(1.66)	$(0.27)	$(1.99)

The denominator for basic net loss per share is the weighted average number of unrestricted common shares outstanding for the periods presented. In periods of net income, the denominator for diluted net income per share also includes potentially dilutive shares, which consist of shares issuable upon the exercise of dilutive stock options and contingently issuable shares. These shares are excluded from the computations of diluted net loss per share for the three and six months ended September 25, 2009 and September 26, 2008 as they are anti-dilutive and would therefore reduce the loss per share. The total amount of such anti-dilutive shares was 406,000 and 41,000 for the three months ended September 25, 2009 and September 26, 2008, respectively, and 263,000 and 121,000 for the six months ended September 25, 2009 and September 26, 2008, respectively.

At September 25, 2009, there are 770,000 shares of common stock issuable upon conversion of the 3¾% convertible senior notes and 753,000 shares of common stock issuable upon conversion of the 7¼% redeemable convertible subordinated debentures. For all periods presented, these shares and the related effect of the accrued interest are excluded from the calculation of diluted net loss per share, as their inclusion would be anti-dilutive.

Note 5.  Restructure and Other Costs

The net restructure cost (benefit) of ($14,000) and $24,000, respectively, for the three and six months ended September 25, 2009 relates to net charges for employee separation costs. The net restructure cost of $152,000 and $394,000, respectively, for the three and six months ended September 26, 2008 also relates to charges for employee separation costs.

The liability for restructuring was $2.8 million at September 25, 2009. Components of accrued restructure costs and changes in accrued amounts related to restructuring during fiscal 2010 are as follows:

(in thousands)	Employee Separation Costs & Other	Facility Exit Costs & Other	Total
Balance at March 27, 2009	$149	$3,301	$3,450
Provision	25	(1)	24
Payments	(63)	(712)	(775)
Other (1)	—	106	106
Balance at September 25, 2009	$111	$2,694	$2,805

(1)

Consists primarily of accretion of implied interest on the remaining liability for lease and other exit costs associated with the Company’s former manufacturing facility which is reflected in general and administrative expense in the condensed consolidated statement of operations and comprehensive loss.

The liability for restructuring balances at September 25, 2009 and March 27, 2009 include $1.4 million and $1.9 million, respectively, classified as other long-term liabilities related to lease and other exit costs for the vacated facility, net of an estimated amount of sublease income.

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

In the second quarter of fiscal 2009 the Company performed an impairment analysis and determined the fair value of the license and development agreement and related other assets to be zero. Accordingly, the Company recorded an impairment charge of $3.7 million in the second quarter of fiscal 2009, representing the full net book value of the license and development agreement and other related assets. As a result of this impairment charge, there will be no future amortization expense relating to the amounts already paid under the license and development agreement. Amortization of $169,000 and $422,000 was recorded for the three and six months ended September 26, 2008, respectively.

Per the terms of the license and development agreement, as amended, the Company is obligated to pay royalties on sales of the products, which began in the second half of fiscal 2007. There were no royalties for the three and six month periods ended September 25, 2009. These royalties totaled $93,000 for the three and six months ended September 26, 2008.

The supplier also serves as a reseller of the platform, and the parties have made occasional purchases from and sales to each other of inventory components and pre-production units. In the three and six month periods ended September 25, 2009, the Company billed the supplier zero and $19,000, respectively, and there were no purchase transactions. In the three and six months ended September 26, 2008, the Company invoiced the supplier $504,000 for sales to the supplier for resale. No amounts were due to or from the supplier at September 25, 2009.

Note 7.  Warranty Accruals

The Company warrants hardware product, generally for twelve months, and software, generally for 90 days. The software warranty entitles the customer to bug fixes but not software upgrades during the warranty period. The Company’s methodology is to accrue warranty expense based on historical expense trends calculated as a percentage of product sales. Actual expenses are charged against the accrual in the period they are incurred. On a quarterly basis, the warranty accrual is analyzed for adequacy based on actual trends and subsequent adjustments are made as necessary.

Components of the warranty accrual, which is included in accrued liabilities in the accompanying condensed consolidated balance sheets, were as follows:

(in thousands)	Six Months Ended
	September 25, 2009	September 26, 2008
Balance at beginning of period	$82	$98
Charges to cost of revenue	25	9
Charges to warranty accrual	(22)	(22)
Other adjustments (1)	(6)	(14)
Balance at end of period	$79	$71

(1)

Adjustments result from changes in warranty cost estimates related to labor costs to repair products and frequency of warranty claims.

Note 8.  Income Taxes

The Company recorded tax provisions (benefits) of ($14,000) and $44,000, and ($63,000) and ($46,000), respectively, for the three and six months ended September 25, 2009 and September 26, 2008. All periods benefited from a U.S. federal refundable credit as a result of legislation which allows taxpayers to elect to forego bonus depreciation on certain additions of qualified eligible property and, in turn, claim a refundable credit for a portion of unused alternative minimum tax and research credits. The Housing and Economic Recovery Act of 2008, signed into law in July 2008, applied to certain additions of qualified property placed in service from the period between April 2008 and December 2008. In February 2009, the American Recovery and Reinvestment Tax Act of 2009 was enacted and extended the period for eligible property additions for another year through December 31, 2009. The benefits recorded as a result of the credit amounted to $40,000, and $52,000, respectively, for the three and six months ended September 25, 2009, and none and $91,000, respectively, for the three and six months ended September 26, 2008. Provisions for tax are primarily related to the Company’s international operations.

Note 9.  Contractual Obligations and Commercial Contingencies

3¾% Convertible Senior Notes:  In December 2007, the Company issued $85.0 million of 3¾% convertible senior notes due December 15, 2014, in a private placement, of which $10.5 million remained outstanding at September 25, 2009. The notes may be converted by a holder, at its option, into shares of the Company’s common stock initially at a conversion rate of 73.3689 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $13.63 per share of common stock (subject to adjustment in certain events), at any time on or prior to December 15, 2014, unless the notes were previously repurchased. If a holder elects to convert its notes in connection with certain fundamental changes, in certain circumstances the conversion rate will increase by a number of additional shares of common stock upon conversion. Upon conversion, a holder generally will not receive any cash payment representing accrued and unpaid interest, if any. The notes are not redeemable by the Company prior to the stated maturity.

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

In the six months ended September 25, 2009, the Company repurchased and retired $2.5 million principal amount of the outstanding notes in privately negotiated transactions. The Company recorded a net gain on this extinguishment of debt of approximately $555,000, consisting of a $625,000 gain resulting from the repurchase of debt at below principal, partially offset by a $70,000 write-off of unamortized deferred financing costs related to the repurchased debt. In the six months ended September 26, 2008, the Company repurchased and retired $29.8 million in principal amount of the outstanding notes in privately negotiated transactions. The Company recorded a net gain on extinguishment of debt of approximately $10.2 million, consisting of a $11.1 million gain resulting from the repurchase of debt at below par, partially offset by a $961,000 write-off of unamortized deferred financing costs related to the repurchased debt. The net gains on these transactions were recorded as non-operating income.

7¼% Redeemable Convertible Subordinated Debentures:  In May 1989, the Company issued $75.0 million of 7¼% redeemable convertible subordinated debentures due May 15, 2014, of which $23.7 million remained outstanding at September 25, 2009. Each debenture is convertible at the option of the holder into common stock at $31.50 per share and is redeemable at the option of the Company. The debenture holders are entitled to a sinking fund which began May 15, 2000, of 14 annual payments of 5% of the aggregate principal amount of debentures issued ($3.8 million annually), reduced by any redemption or conversion of the debentures. As a result of previous redemptions, the total remaining sinking fund requirement is $1.2 million, which, assuming no further redemptions, will be due as a final sinking fund payment on May 15, 2013.

Contingencies:  In the normal course of business, the Company enters into contractual commitments to purchase services, materials, components, and finished goods from suppliers, mainly its primary contract manufacturer, Plexus. Under the agreement with Plexus, the Company may incur certain liabilities, as described in Note 3.

The Company has been incurring legal fees to defend patent lawsuits on behalf of its Quintum subsidiary. Under the acquisition agreement with Quintum, NET is indemnified against liabilities related to these matters, subject to the amount of the escrow and other conditions. The escrow provisions include a $1.0 million cash escrow, specifically for patent claims, and a general escrow, also available for patent claims, in the amount of $5.0 million, half of which is cash and half of which is in Company stock. The Company has made claims against each escrow for certain such liabilities and the $1.0 million cash escrow has been exhausted. For purposes of satisfying escrow claims, Company stock is to be valued at $11.83 per share, which was the price used to determine the number of shares paid in the acquisition of Quintum. To the extent a claim is satisfied in Company stock and the Company’s stock price at such time is below $11.83 per share, the Company will record expense for the price difference. Accordingly, depending on the trading price of the Company’s stock, the Company may record expense for a portion of the amount of legal fees incurred in the litigation, even if claims for such amounts are satisfied from the escrow. In the three months and six months ended September 25, 2009, the Company recorded charges of $180,000 and $316,000, respectively, relating to price differences relating to indemnified claims and the escrow provisions. At September 25, 2009, the Company had accrued $371,000 for price differences relating to unsettled indemnified claims and the escrow provisions. Amounts accrued relating to price differences are based upon the Company’s stock price at the time such accruals are recorded. Upon settlement of claims, the amounts accrued will be adjusted to reflect the Company’s stock price at the settlement date. Therefore, if the stock price is lower at the settlement date than at the expense accrual date, additional expense will be recorded. If the stock price is higher at the settlement date than at the expense accrual date, the amounts accrued will be reduced accordingly. See Note 13.

The Company’s other contractual obligations and contingencies decreased approximately $6.4 million from March 27, 2009 primarily due to ongoing operating lease payments and the repurchase and retirement, in May 2009, of $2.5 million in principal amount of the outstanding 3¾% convertible senior notes issued by the Company in December 2007.

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

Stock options generally become exercisable ratably over a four-year period and expire after seven to ten years. Options may be granted to officers, employees, directors and independent contractors to purchase common stock at a price not less than 100% of the fair market value at the date of grant. Stock option exercises in the three and six months ended September 25, 2009 were 138,702 and 140,368 shares respectively.

Restricted stock awards granted under the equity plans are independent of option grants and are subject to restrictions. Awards, which have been issued since fiscal 2007, are subject to forfeiture if employment or services are terminated prior to the release of restrictions, which occurs on a ratable basis generally over one to two years from the date of grant. Until the restriction is released, the shares cannot be transferred. Upon the release of restriction, a portion of the released shares are repurchased from employees by the Company to satisfy withholding-tax obligations arising from the vesting of restricted stock awards. The Company repurchased 54,310 shares from employees in the three months ended September 25, 2009 for a total price of $324,000. In the six months ended September 25, 2009, the Company repurchased 127,308 shares from employees for a total price of $602,000. These shares have the same cash dividend and voting rights as other common stock and are considered as issued and outstanding. The cost of the awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse.

In September 2009, the Company completed an offer to exchange certain employee stock options issued under the 2008 Equity Incentive Plan, the 1993 Stock Option Plan and the 1997 Stock Option Program (the Offer to Exchange). Certain previously granted options were exchanged for restricted shares of the Company’s common stock. Options for an aggregate of 923,844 shares of the Company’s common stock were exchanged for an aggregate of 256,034 restricted shares. The number of restricted shares issued under the Offer to Exchange was based on ratios designed to equalize the value of stock options exchanged with that of restricted shares issued. Restricted shares issued under the Offer to Exchange were issued and outstanding upon grant, but are subject to vesting over approximately two years following the date of grant. The Company did not incur non-cash stock compensation expense in connection with the Offer to Exchange as the fair value of the stock options exchanged was equivalent to the fair value of the restricted shares awarded.

Stock Compensation Expense:  Stock-based compensation expense for the three and six months ended September 25, 2009 and September 26, 2008 was as follows:

(in thousands)	Three Months Ended		Six Months Ended
	September 25, 2009	September 26, 2008	September 25, 2009	September 26, 2008
Cost of revenue	$127	$132	$355	$295
Sales and marketing	259	346	917	650
Research and development	314	273	773	547
General and administrative	299	417	685	895
	$999	$1,168	$2,730	$2,387

The fair value of the Company’s stock option awards granted to employees was estimated using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	September 25, 2009	September 26, 2008	September 25, 2009	September 26, 2008
Expected term, in years	5.16	5.14	5.03	5.14
Expected volatility	68.27%	62.29%	68.81%	60.32%
Risk-free interest rate	2.36%	3.05%	2.40%	3.27%
Expected dividends	—	—	—	—
Weighted average fair value	$3.54	$1.80	$3.23	$2.34

Note 11.  Stock Repurchase Plan

In February 2008, the Board of Directors approved a stock repurchase plan for a period of up to twenty-four months. The Company first repurchased shares under the 2008 program in fiscal 2009. A total of 258,000 shares were repurchased under the 2008 program in fiscal 2009 at an average price of $3.90 per share for a total price of $1.0 million. There were no repurchases of shares under this program in the three and six months ended September 25, 2009. The Company did repurchase shares from employees in fiscal 2010 to satisfy withholding-tax obligations arising from the vesting of restricted stock awards, as described in Note 10.

Note 12.  Financial Instruments Fair Value Disclosure

The estimated fair values of the Company’s financial instruments at September 25, 2009 and March 27, 2009 were as follows:

(in thousands)	September 25, 2009		March 27, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Short-term investments	$84,787	$84,787	$81,432	$81,432
Liabilities:
3¾% Convertible senior notes	$10,500	$7,875	$13,000	$7,800
7¼% Redeemable convertible subordinated debentures	$23,704	$20,860	$23,704	$15,882

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

Convertible debt:  We have estimated the approximate fair value of these securities using the quoted market price or trade closest to September 25, 2009.

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

The foreign exchange forward contracts require the Company to exchange foreign currencies to U.S. dollars or vice versa, and generally mature in one month or less. As of September 25, 2009 and March 27, 2009, the Company had outstanding foreign exchange forward contracts with aggregate notional amounts of $7.8 million and $5.6 million, respectively, which had remaining maturities of one month or less. As of September 25, 2009, the carrying amount, which was also the estimated fair value of the foreign exchange forward contracts, was based on prevailing financial market information. The amounts recorded on the consolidated balance sheets for foreign exchange contracts are not material.

Note 13.  Litigation

The Company has entered into a settlement agreement with Teles AG Informationstechnologien (Teles), pursuant to which the patent-infringement lawsuits filed in the U.S. against Quintum Technologies, LLC (Quintum), a subsidiary of the Company, will be dismissed without prejudice. In connection with the settlement, Teles has also granted Quintum a limited license to the subject technology. The parties will also dismiss the German lawsuits without prejudice.

The Company is currently a party to various legal proceedings. Management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm the company’s financial position, cash flows, or results of operations, however legal proceedings are subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include money damages or, in matters for which injunctive relief or other conduct remedies are sought, an injunction prohibiting the Company from selling one or more products at all or in particular ways. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on the Company’s business, results of operations and financial position.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the condensed consolidated financial statements included in this Form 10-Q and Part II of our Form 10-K for the fiscal year ended March 27, 2009. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. A forward-looking statement may contain words such as “plans,” “hopes,” “believes,” “estimates,” “will,” “continue to,” “expect to,” “anticipate that,” “to be,” or “can affect.” Forward-looking statements are based upon management expectations, forecasts and assumptions that involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Many factors may cause actual results to vary including, but not limited to, the factors discussed in this Form 10-Q and our most recently filed Form 10-K. The Company expressly disclaims any obligation or undertaking to revise or publicly release any updates or revisions to any forward-looking statement contained in this Form 10-Q except as required by law. Investors should carefully review any risk factors described in this Form 10-Q and our most recently filed Form 10-K, along with other documents the Company files from time to time with the Securities and Exchange Commission.

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

Through a contractual arrangement with NET, CACI International Inc. (CACI) has certain rights to provide maintenance and other services to our Federal customers. Under the current arrangement, both companies sell services for NET products, other than the Quintum Series products, and each company is responsible for various aspects of service delivery. CACI provides maintenance support for first-level calls and on-site repairs, NET provides spares logistics and bug fixes, and both companies provide training services. Under a revenue-sharing arrangement, revenue from maintenance and training services is shared between both companies, regardless of which company sells the services. The receipts from sales of these services are shared based on a pre-determined percentage, which is currently 37% for us and 63% for CACI but may fluctuate based upon the total annual amount of sales of these services. As such, 63% of our receipts that are subject to the agreement is remitted to CACI, and conversely, 37% of CACI’s receipts that are subject to the agreement is remitted to us. We record amounts derived from sales by us as gross revenue and we record amounts remitted to us by CACI as net revenue. This arrangement expires December 1, 2010, after which we intend to perform these services ourselves and to retain the revenue associated with these services.

Revenue on our sales through resellers is recognized upon transfer of title to the reseller. Many of the sales to our resellers are based upon firm commitments from their end customer; as a result, these resellers carry little or no NET stock. For our Promina, VX, and NX products, NET’s customers do not have the right to return the equipment. For our Quintum product line, our customers are subject to agreements allowing for limited rights of return and price protection. Accordingly, revenues are reduced for our estimates of liability related to these rights. The estimate for returns is recorded at the time the related sale is recognized and is adjusted periodically based on historical rates of returns and other related factors. The reserves for price protection are recorded at the time these programs are offered. Price protection is estimated based on specific programs, expected usage and historical experience.

Other than the items discussed above, there have been no significant changes to our policies and estimates, as discussed in our Annual Report on Form 10-K for the fiscal year ended March 27, 2009.

Recent Accounting Pronouncements

See Note 1 of our Notes to Condensed Consolidated Financial Statements for recent accounting pronouncements, including the expected dates of adoptions and estimated effects on our consolidated financial statements.

Results of Operations

The following table sets forth selected data derived from our condensed consolidated statements of operations expressed as a percentage of revenue for the periods presented:

	Three Months Ended		Six Months Ended
	September 25, 2009	September 26, 2008	September 25, 2009	September 26, 2008
Percent of revenue
Product	73.0%	79.2%	77.1%	78.3%
Service and other	27.0	20.8	22.9	21.7
Total revenue	100.0	100.0	100.0	100.0

Product gross margin	47.8	(31.9)	50.8	(7.5)
Service and other gross margin	17.1	1.4	14.2	(1.1)
Total gross margin	39.5	(25.0)	42.5	(6.1)

Sales and marketing	23.4	30.7	25.5	33.6
Research and development	24.2	31.4	24.0	35.6
General and administrative	13.8	17.4	14.2	20.6
Restructure and other (recoveries) costs	(0.1)	0.9	0.1	1.1
Impairment of goodwill and long-lived assets	—	184.7	—	100.3
Total operating expenses	61.3	265.1	63.8	191.2
Loss from operations	(21.8)	(290.1)	(21.3)	(197.3)

Interest expense, net	(0.9)	(0.8)	(0.7)	(0.8)
Gain on extinguishment of debt	—	34.8	1.4	29.8
Other income (expense), net	1.5	(0.7)	0.6	—
Loss before taxes	(21.2)	(256.8)	(20.0)	(168.3)
Income tax provision (benefit)	—	(0.3)	0.1	(0.1)
Net loss	(21.2)%	(256.5)%	(20.1)%	(168.2)%

Overview and Highlights

Note: Unless otherwise stated, all references to “fiscal 2010” refer to the three and six months ended September 25, 2009; all references to “fiscal 2009” or “the prior fiscal year” refer to the comparable prior year periods, that is, the three and six months ended September 26, 2008; and all comparative references, such as “increases” and “decreases” or “higher” and “lower,” refer to the current fiscal 2010 periods as compared to the comparable fiscal 2009 periods.

•

Total revenue in the second quarter of fiscal 2010 was 6.7% higher than in the second quarter of the prior fiscal year and total revenue in the first six months of fiscal 2010 was 15.2% higher than in the first six months of the prior fiscal year . The increase in total revenue was due to greater product revenue from government customers and to the recognition of $1.5 million of externally funded research and development. The increase in product revenue from government customers was partially offset by a reduction in product revenue from our enterprise business, due mostly to a decline in sales of our Quintum product line. The revenue for funded research and development, of which $1.3 million was service and other revenue and $239,000 was product revenue, had been previously deferred and was recognized in the second quarter of fiscal 2010 upon achievement of certain milestones.

•

Our sales to the government sector continue to account for a majority of our revenue. The amount of these sales may fluctuate based upon the timing of orders. As a percentage of total revenue, revenue from government customers was 83.5% and 79.2%, respectively, in the second quarter and first six months of fiscal 2010 compared to 72.6% and 69.0% in the comparable prior-year periods. Spending by government customers is dependent upon the size of budget allocations, the timely passage of the annual federal budget, and the timing of specific programs. We have a number of government customers that purchase, on a regular basis, large quantities of equipment in a single quarter, often with orders totaling between $2 million and $5 million. In some less-frequent cases, orders can be larger, exceeding $5 million. The timing of large orders can affect the timing and mix of revenues. During the second quarter of fiscal 2010, we earned revenue of $5.7 million for NX1000 sales from a single government program. We expect additional  revenues through the end of the fiscal year from this program, although in lesser amounts and varying from quarter to quarter. During the second quarter of fiscal 2010, our revenue earned directly or indirectly from General Dynamics (a government contractor), including the $5.7 million for NX1000 sales and the $1.5 million of revenue recognized for funded research and development, was $9.1 million.

•

Promina revenue remains significant, but will continue to decline over time. Our newer NX1000 product has many of the same capabilities of the Promina line and also supports IP trunking. Since Promina products, which are based on time division multiplexing (TDM), remain ideal for certain applications and we have a large installed base, particularly in the government, we expect to continue to see orders for Promina products for the next few years. Promina revenue for the first six months of fiscal 2010 was $9.4 million, a 15.5% decline compared to the first six months of fiscal 2009.

•

Sales of voice-over-IP (VoIP) platforms to government and non-government customers contributed approximately 45.3% of product revenue in the six months ended September 25, 2009 compared to 45.2% for the comparable prior year period. Our VX Series is a VoIP platform with advanced network control and security features. In addition to secure voice applications for the government, the VX Series platform provides enterprise customers with telephony integration for unified communications and unified messaging. VoIP platform revenues in the second quarter and first six months of fiscal 2010 were $4.2 million and $13.7 million, respectively, compared to $5.6 million and $12.1 million in the comparable prior year periods.

•

We expect our mix of product sales and our sector mix to fluctuate quarter to quarter. Our customers continue to move to IP-based communications at varying speeds, and spending by government customers fluctuates for the reasons noted above. The following table shows total revenue from our government customers as well as product revenue from our Promina product and VoIP-based platforms:

(in thousands, except percentages)	Three Months Ended		Six Months Ended
	September 25, 2009	September 26, 2008	September 25, 2009	September 26, 2008
Revenue from government customers	$16,498	$13,451	$31,120	$23,513
% of total revenue	83.5%	72.6%	79.2%	69.0%
Promina product revenue	$3,706	$6,061	$9,431	$11,160
% of product revenue	25.7%	41.3%	31.1%	41.8%
VoIP-based product revenue	$4,182	$5,565	$13,714	$12,070
% of product revenue	29.0%	38.0%	45.3%	45.2%

•

We continue to manage expenses tightly. Operating expenses in the second quarter and first six months of fiscal 2010 decreased 75.3% and 61.6%, respectively, from the comparable prior-year periods. Operating expenses in the second quarter of fiscal 2009 included charges of $34.2 million related to the impairment of goodwill and other intangible assets. On a temporary basis, most of our domestic employees have taken a 7.5% salary reduction, with executives taking reductions of 10% to 15%. The salary reductions were offset by grants of restricted stock.

•

We retired a further $2.5 million of convertible debt. In the first quarter of fiscal 2010, we used $1.9 million of cash to repurchase and retire $2.5 million principal amount of our 3¾% convertible senior notes at a discount. We realized a net gain of $555,000 on this repurchase. To date, we have repurchased $74.5 million of the total 3¾% convertible senior note offering of $85.0 million, and we have realized net gains totaling $29.2 million on these repurchases. We also repurchased and retired $1.0 million in principal amount of our 7¼% redeemable convertible subordinated debentures and realized a net gain of $353,000 on that transaction.

Revenue

(in thousands, except percentages)	Three Months Ended			Six Months Ended
	September 25, 2009	September 26, 2008	Change	September 25, 2009	September 26, 2008	Change
Product	$14,420	$14,658	(1.6)%	$30,285	$26,697	13.4%
Service and other	5,341	3,857	38.5	8,986	7,392	21.6
Total revenue	$19,761	$18,515	6.7%	$39,271	$34,089	15.2%

Total revenue was higher in fiscal 2010 primarily due to increased product revenue from government customers, and from the recognition of $1.5 million of revenue for funded research and development, which had been previously deferred and was recognized in the second quarter of fiscal 2010 upon achievement of certain milestones. Total revenue from government customers in the second quarter and first six months of fiscal 2010 was $16.5 million and $31.1 million, respectively, representing increases of 22.7% and 32.4% over the comparable prior-year periods.

Product revenue was down slightly in the second quarter of fiscal 2010. While our U.S. Federal business improved in the second quarter of fiscal 2010, our international government sales were hampered as the British Ministry of Defense processed the repatriation of previously deployed equipment from Iraq and the Balkans prior to making new purchases. Product revenue from our commercial customers was 38.8% lower in the second quarter of fiscal 2010, due primarily to declines in Quintum revenue. Product revenue was higher in the first six months of fiscal 2010 as a result of higher product revenue in the first quarter, due primarily to a 34.9% increase in product revenue from government customers, particularly IP-based platform sales. Product revenue from our commercial customers was 26.1% lower in the first six months of fiscal 2010, due to declines in Quintum revenue. Sales associated with the basic VoIP applications that were a large part of the traditional Quintum business have declined as we shift our focus to more-advanced unified communications, SIP-trunking, and other applications supported by our VX Series products.

Service and other revenue increased primarily as a result of the recognition of the $1.3 million of previously deferred service and other revenue. Significant fluctuations in our service and other revenue can occur as a result of factors affecting the timing of the recognition of revenue, including customer deployment schedules and contractual acceptance provisions.

Gross Margin

	Three Months Ended		Six Months Ended
	September 25, 2009	September 26, 2008	September 25, 2009	September 26, 2008
Product gross margin	47.8%	(31.9)%	50.8%	(7.5)%
Service and other gross margin	17.1	1.4	14.2	(1.1)
Total gross margin	39.5%	(25.0)%	42.5%	(6.1)%

Total gross margin increased in fiscal 2010 compared to fiscal 2009 primarily as a result of:

•

One-time impairment charges of $9.7 million recognized in the second quarter of fiscal 2009. There were no similar charges in fiscal 2010.

•

Lower fixed costs. In the second quarter and first six months of fiscal 2010, our fixed manufacturing costs represented 8.8% and 8.3%, respectively, of revenue compared to 10.8% and 12.4% of revenue in the comparable prior-year periods. These reductions in fixed costs resulted from various cost reduction programs.

•

Lower inventory reserve charges. In fiscal 2009, we recorded substantial inventory reserve charges in response to lower product revenue. For the first six months of fiscal 2010, inventory reserve charges represented 4.4% of product revenue compared to 16.2% of product revenue for the first six months of fiscal 2009. The largest portion of our inventory reserves, including those taken in fiscal 2009, were in response to delays in government programs involving our NX5010 product, which had a negative impact on demand for this product, as a new generation of the product was expected in fiscal 2010. We currently believe the unreserved NX5010 inventory balances on hand and owned by our contract manufacturer, Plexus Corp., of approximately $660,000, will be sold prior to the introduction of the new generation products. However, we will continue to evaluate this inventory for possible impairment.

•

There were no charges for amortization of developed technology acquired from Quintum in fiscal 2010. For the first six months of fiscal 2009, amortization of developed technology charged to product cost represented 2.2% of product revenue. We recorded an asset impairment charge for the full carrying value of developed technology in the second quarter of fiscal 2009. Accordingly, there will be no future amortization of developed technology acquired from Quintum.

Service and other gross margin increased as a result of the recognition of the $1.3 million of previously deferred service and other revenue, as well as generally higher revenues and lower costs. Cost savings were realized through headcount reductions and related expense savings.

Operating Expenses

(in thousands, except percentages)	Three Months Ended			Six Months Ended
	September 25, 2009	September 26, 2008	Change	September 25, 2009	September 26, 2008	Change
Sales and marketing	$4,628	$5,692	(18.7)%	$10,020	$11,440	(12.4)%
Research and development	4,783	5,821	(17.8)	9,408	12,128	(22.4)
General and administrative	2,718	3,222	(15.6)	5,585	7,013	(20.4)
Restructure and other (recoveries) costs	(14)	152	(109.2)	24	394	(93.9)
Impairment of goodwill and long lived assets	—	34,197	(100.0)	—	34,197	(100.0)
Total operating expenses	$12,115	$49,084	(75.3)%	$25,037	$65,172	(61.6)%

Total operating expenses in fiscal 2010 decreased primarily because of the absence of impairment charges which had affected operating expenses in fiscal 2009. Due to the impairment of purchased intangibles in the second quarter of fiscal 2009, there were no charges in fiscal 2010 for amortization of purchased intangibles. Cost control measures implemented in fiscal 2009 also contributed to the decrease in operating expenses. The cost control measures include reduced facilities and information technology costs, which are allocated among the various expense line items. In the near-term future, we expect operating expenses to remain approximately at current levels. However, future operating expenses may fluctuate as a result of new product introductions and other business activities.

Sales and marketing expense decreased in fiscal 2010. The significant changes in sales and marketing expenses were as follows:

•

Cost-reduction initiatives were responsible for the following expense reductions:

o

Payroll-related and consultancy costs were lower by $467,000 and $1.1 million for the second quarter and first six months of fiscal 2010, respectively. Payroll costs were lower in fiscal 2010 due to the effects of lower headcount and temporary salary reductions.

o

Travel and entertainment costs were lower by $152,000 and $373,000 for the second quarter and first six months of fiscal 2010, respectively.

o

Non-cash stock compensation was lower in the second quarter of fiscal 2010 by $74,000.

o

Marketing communication costs were lower by $195,000 and $492,000 for the second quarter and first six months of fiscal 2010, respectively. The higher level of cost in fiscal 2009 was principally due to a new customer acquisition program which ran through the first three quarters of fiscal 2009.

o

Other miscellaneous sales and marketing costs were lower by $150,000 and $234,000 for the second quarter and first six months of fiscal 2010, respectively. There was little change in expenses allocated to sales and marketing, as reductions in company-wide allocated costs were offset by the effect of revised allocations to reflect actual utilization of facilities and services.

•

Due to the impairment charges recorded in the second quarter of fiscal 2009, there was no amortization of purchased intangibles in fiscal 2010. Intangibles amortization expense was $266,000 and $664,000 in the second quarter and first six months of fiscal 2009, respectively.

•

Offsetting these savings, sales commissions were higher for the second quarter and first six months of fiscal 2010 by $240,000 and $464,000, respectively, reflecting higher bookings. Non-cash stock compensation for the first six months of fiscal 2010 was higher by $267,000 due to the effect of restricted stock grants awarded in connection with salary reductions, and employee separation costs of $700,000 incurred in the first quarter of fiscal 2010 in connection with the retirement of our former Federal sales executive.

Research and development expense decreased in fiscal 2010 due primarily to the effect of cost reduction programs as we consolidated our research and development plans into a single company-wide strategy. The significant changes in research and development expenses were as follows:

•

Cost reduction initiatives were responsible for the following expense reductions:

o

Payroll-related and consultancy costs were lower by $988,000 and $2.4 million for the second quarter and first six months of fiscal 2010, respectively. Payroll costs were lower in fiscal 2010 due to the effects of lower headcount and temporary salary reductions.

o

Other research and development expenses, including software and manufacturing production related costs, were $68,000 lower in the first six months of fiscal 2010.

o

Depreciation and other operating expenses were lower by $198,000 and $317,000 for the second quarter and first six months of fiscal 2010, respectively.

o

Allocations of shared expenses, including facilities and information technology costs, were lower by $89,000 and $166,000 for the second quarter and first six months of fiscal 2010, respectively, due to a reduction in company-wide allocated costs and also to revised allocation percentages to reflect actual utilization of facilities and services.

•

These expense reductions were partially offset by non-cash stock option compensation, which was higher by $40,000 and $226,000 for the second quarter and first six months of fiscal 2010, respectively, due to the effect of restricted stock grants, awarded mostly in connection with salary reductions. Also, engineering related costs were $196,000 higher in the second quarter of fiscal 2010 compared to the comparable prior-year period due primarily to new product development costs.

General and administrative expense decreased in fiscal 2010 due primarily to the effect of company-wide cost reduction programs. The significant changes in general and administrative expenses were as follows:

•

Cost reduction initiatives were responsible for the following expense reductions:

o

Payroll related and consultancy costs were lower by $300,000 and $650,000 for the second quarter and first six months of fiscal 2010, respectively. Payroll costs were lower in fiscal 2010 due to the effects of lower headcount and temporary salary reductions.

o

Outside services were $189,000 lower in the first six months of fiscal 2010, as a result of reduced audit fees in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009, partially offset by higher legal fees in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009.

o

Other operating expenses decreased by $21,000 and $138,000 for the second quarter and first six months of fiscal 2010, respectively.

o

Allocations of shared expenses, including facilities and information technology costs, were lower by $81,000 and $154,000 for the second quarter and first six months of fiscal 2010, respectively, due to a reduction in company-wide allocated costs and also to revised allocation percentages to reflect actual utilization of facilities and services.

•

Due to the impairment charges recorded in the second quarter of fiscal 2009, there was no amortization of purchased intangibles in fiscal 2010. Intangibles amortization expense was $35,000 and $88,000 in the second quarter and first six months of fiscal 2009, respectively.

•

Outside services were higher by $49,000 in the second quarter of fiscal 2010, principally due to intellectual property defense costs.

Restructure and other (recoveries) costs in fiscal 2010 and fiscal 2009 related to employee separation costs.

Non-Operating Items

(in thousands, except percentages)	Three Months Ended			Six Months Ended
	September 25, 2009	September 26, 2008	Change	September 25, 2009	September 26, 2008	Change
Interest income	$412	$993	(58.5)%	$888	$2,205	(59.7)%
Interest expense	$(598)	$(1,135)	(47.3)%	$(1,162)	$(2,452)	(52.6)%
Gain on extinguishment of debt	$—	$6,437	(100.0)%	$555	$10,151	(94.5)%
Other income (expense), net	$300	$(136)	(320.6)%	$228	$(23)	(1,091.3)%

Interest income was lower in fiscal 2010 due to lower average cash balances and, to a lesser extent, to lower average interest earned on investments. Average cash balances were lower primarily due to the effect of operating losses in the full fiscal year 2009 and in fiscal 2010, as well as the Company’s use of cash to repurchase and retire a total of $75.5 million of the outstanding 3¾% convertible senior notes and 7¼% redeemable convertible subordinated debentures.

Interest expense was lower in fiscal 2010 reflecting the retirement of a portion of our outstanding debt through repurchases in the full fiscal year 2009 and in fiscal 2010. In fiscal 2010 we repurchased and retired $2.5 million of the principal amount of our outstanding 3¾% convertible senior notes. We realized a net gain on this extinguishment of debt of $555,000, consisting of a $625,000 gain resulting from the repurchase of debt at below principal, partially offset by a $70,000 write-off of unamortized deferred financing costs related to the repurchased debt. The net gain on this transaction was recorded as non-operating income.

In the first six months of fiscal 2009, we repurchased a total of $29.8 million of the principal amount of our outstanding 3¾% convertible senior notes at a discount to the original issue price. We realized a net gain of $10.2 million, consisting of an $11.1 million gain resulting from the repurchase of debt at below principal, partially offset by a $961,000 write-off of unamortized deferred financing costs related to the repurchased debt. The net gain on these transactions was recorded as non-operating income.

Other income (expense), net, consisted of:

(in thousands)	Three Months Ended		Six Months Ended
	September 25, 2009	September 26, 2008	September 25, 2009	September 26, 2008
Gain (loss) on foreign exchange	$192	$(255)	$(28)	$(195)
Realized gain on investments	86	117	234	182
Other	22	2	22	(10)
	$300	$(136)	$228	$(23)

Income Tax Provision

Income tax (benefits) provisions were ($14,000) and $44,000, respectively, for the second quarter and first six months of fiscal 2010, compared to ($63,000) and ($46,000) for the comparable prior-year periods. All periods benefited from a U.S. federal refundable credit as a result of legislation which allows taxpayers to elect to forego bonus depreciation on certain additions of qualified eligible property and, in turn, claim a refundable credit for a portion of its unused alternative minimum tax and research credits. The Housing and Economic Recovery Act of 2008, signed into law in July 2008, applied to certain additions of qualified property placed in service from the period between April 2008 and December 2008. In February 2009, the American Recovery and Reinvestment Tax Act of 2009 was enacted and extended the period for eligible property additions for another year through December 31, 2009. The benefits recorded as a result of the credit amounted to $40,000, and $52,000, respectively, for the three and six months ended September 25, 2009, and none and $91,000, respectively, for the three and six months ended September 26, 2008. Provisions for tax are primarily related to our international operations.

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been our cash balances, cash provided by operating activities, debt financings, and committed credit lines.

Cash Balances:  As of September 25, 2009, we had cash balances of $89.7 million, including cash and cash equivalents and short-term investments, as compared to $97.0 million as of March 27, 2009. Our cash balances at September 25, 2009 are invested approximately 94.3% in U.S. government and municipal agency investments and cash equivalents, primarily money market funds.

Cash Flows from Operating Activities:  Net cash used in operating activities was $5.2 million in the first six months of fiscal 2010 compared to $11.6 million in the first six months of fiscal 2009. The decrease in net cash used in operating activities resulted principally from the lower net loss in fiscal 2010 as compared to fiscal 2009. Changes in non-cash expenses and gains also contributed to the net decrease in net cash used in operating activities in fiscal 2010 compared to fiscal 2009. Non-cash gains on extinguishment of debt were lower in fiscal 2010 reflecting lower levels of debt repurchasing activities. Non-cash stock-based compensation expense was slightly higher in fiscal 2010 as a result of an increased use of stock awards, mostly in connection with salary reductions. Net changes in balances of prepaid expenses, accounts payable and accrued liabilities also contributed to the decrease in net cash used in operating activities in fiscal 2010 compared to fiscal 2009.

The overall decrease in net cash used in operations was due to the effect of changes in balances of accounts receivable and decreased non-cash depreciation, amortization and accretion charges in fiscal 2010. Collections on accounts receivable were lower in fiscal 2010 than in fiscal 2009 principally because revenues in the fourth quarter of fiscal 2009 were lower than in the fourth quarter of fiscal 2008. Non-cash depreciation, amortization and accretion charges were lower in fiscal 2010 principally because we incurred amortization expense relating to purchased intangible assets in fiscal 2009 but not in fiscal 2010. There will be no further amortization of purchased intangible assets acquired from Quintum as we recorded asset impairment charges for the full carrying value of purchased intangible assets in the second quarter of fiscal 2009.

Days sales outstanding (DSO) was 62 days and 57 days at September 25, 2009 and September 26, 2008, respectively. Our target DSO is between 60 and 70 days.

Cash Flows from Investing Activities:  Net cash used by investing activities was $4.0 million in the first six months of fiscal 2010 compared to $2.6 million in the first six months of fiscal 2009. The principal reason for this change was the net effect upon cash of purchases, sales and maturities of short-term investments. These activities used net cash of $3.3 million in fiscal 2010 and $1.8 million in fiscal 2009.

Cash Flows from Financing Activities:  Net cash used in financing activities in fiscal 2010 was $1.9 million compared to $19.6 million used by financing activities in fiscal 2009. In both fiscal 2010 and fiscal 2009, our principal financing activities were repurchases of debt and common stock. In fiscal 2010 we paid $1.9 million to repurchase a portion of our outstanding 3¾% convertible senior notes. We also paid $600,000 to repurchase common stock from employees to satisfy withholding-tax obligations arising from the vesting of restricted stock awards. In fiscal 2009 we paid $18.7 million to repurchase a portion of the 3¾% convertible senior notes and $943,000 to repurchase common stock on the open market, primarily under our 2008 stock repurchase plan. Cash provided by proceeds from exercises of stock options was $587,000 in fiscal 2010 and minimal in fiscal 2009. Future proceeds to us from the issuance of common stock under employee stock plans will be affected primarily by fluctuations in our stock price.

Non-cash Investing Activities:  The primary non-cash investing activity in fiscal 2010 was an unrealized gain on available-for-sale securities of $86,000. In fiscal 2009 our most significant non-cash investing activity was an unrealized loss on available-for-sale securities of $1.7 million.

Stock Repurchase Plan:  In February 2008, the Board of Directors approved a stock repurchase plan for a period of up to twenty-four months. We first repurchased shares of our common stock under the 2008 program in fiscal 2009. In the full fiscal year 2009, we repurchased a total of 258,000 shares under the 2008 program at an average price of $3.90 per share for a total price of $1.0 million. We did not repurchase shares under this program in fiscal 2010.

Contractual Obligations and Commercial Commitments: Our contractual obligations consist of facilities leases with noncancellable terms in excess of one year, principal and interest on our 3¾% convertible senior notes and our 7¼% redeemable convertible subordinated debentures, a license and development agreement with a third party to develop new products, and $653,000 of long-term income taxes payable as of September 25, 2009 related to uncertain tax positions.

Our contractual obligations and contingencies decreased approximately $6.4 million from March 27, 2009 primarily due to ongoing operating lease payments and the repurchase and retirement, in May 2009, of a portion of the outstanding 3¾% convertible senior notes issued in December 2007. The following table provides a summary of our long-term debt and related interest payments as updated for our repurchase and retirement, in May 2009, of $2.5 million in principal amount of the outstanding 3¾% convertible senior notes issued in December 2007:

Contractual Obligations (in thousands)	Total	2010	2011 to 2012	2013 to 2014	After 2014
Long-term debt	$34,204	$—	$—	$—	$34,204
Interest on long-term debt	$10,758	$1,056	$4,225	$4,225	$1,253

There was no significant change to our other contractual obligations in the six months ended September 25, 2009.

We have a commitment to pay a total of $2.5 million to a third-party technology supplier upon receipt of future deliverables.

We have a long-term income tax liability for uncertain tax positions amounting to $653,000 at September 25, 2009. We cannot currently predict the date of settlement or payment, as the timing of resolution of our liability is highly uncertain.

In the normal course of business, we enter into contractual commitments to purchase services, materials, components, and finished goods from suppliers, mainly Plexus, our primary contract manufacturer. Under our agreement with Plexus, which runs through December 31, 2011, we maintain a level of control over parts procurement, design, documentation, and selection of approved suppliers. We are generally liable for any termination or cancellation of product orders, as well as excess and obsolete material, which can result, for example, from an engineering change, product obsolescence, or inaccurate component forecasting. Under the agreement, Plexus is to procure raw materials and begin manufacturing of products in accordance with our forecasts. If certain purchased raw materials or certain work-in-process items are held for greater than 90 days, we must make deposits on the aging inventory, although Plexus must make efforts to minimize our liability for the aging inventory, including returning materials to suppliers, canceling orders with suppliers, or using materials to manufacture product for its other customers. If raw material or in-process inventories are still unused and have been held for more than nine months, we must take ownership and pay for the aged inventory, unless there is future forecasted demand for such inventory, in which case we must pay a management fee for such inventory and if the forecasted demand does not materialize we must then take ownership and pay for such inventory. This activity may increase our owned inventories.

At September 25, 2009, Plexus held inventory related to our products. Our deposit relating to this inventory was $6.0 million at September 25, 2009 and reserves relating to this deposit were $1.7 million. Both the deposit and the related reserves are included in prepaid expenses and other assets on the condensed consolidated balance sheets. Additional deposits may be required under the terms of the agreement.

We have been incurring legal fees to defend patent lawsuits on behalf of our subsidiary, Quintum Technologies, LLC, which we acquired in December 2007. Under the acquisition agreement with Quintum, we are indemnified against liabilities related to these matters. The escrow provisions include a $1.0 million cash escrow, specifically for patent claims, and a general escrow, also available for patent claims, in the amount of $5.0 million, half of which is cash and half of which is in Company stock. We have made claims against each escrow for certain such liabilities and the $1.0 million cash escrow has been exhausted. For purposes of satisfying escrow claims, Company stock is to be valued at $11.83 per share, which was the price used to determine the number of shares paid in the acquisition of Quintum. To the extent a claim is satisfied in Company stock and the Company’s stock price at such time is below $11.83 per share, we will record expense for the price difference. Accordingly, depending on the trading price of the Company’s stock, we will record expense for a portion of the amount of legal fees incurred in the litigation, even if claims for such amounts are satisfied from the escrow. In the first six months of fiscal 2010, we recorded charges of $316,000 relating to price differences relating to indemnified claims and the escrow provisions. At September 25, 2009, we have accrued $371,000 for price differences relating to unsettled indemnified claims and the escrow provisions. Amounts accrued relating to price differences are based upon our stock price at the time such accruals are recorded. Upon settlement of claims, we will adjust the amounts accrued to reflect our stock price at the settlement date. Therefore, if our stock price is lower at the settlement date than at the expense accrual date, we will record additional expense. If the stock price is higher at the settlement date than at the expense accrual date, we will reduce the amounts accrued accordingly.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following are the material changes for the six months ended September 25, 2009 from the information reported under Part II, Item 7A of our Form 10-K for the fiscal year ended March 27, 2009:

A 10% change in market interest rates would change the fair value of our investment portfolio by approximately $80,000, as compared to a change of approximately $123,000 as of March 27, 2009.

A 10% change in the foreign currency rates affecting our foreign exchange contracts as of their September 25, 2009 levels would change the fair value of the contracts by approximately $780,000, as compared to a decrease of approximately $560,000 for the contracts as of March 27, 2009.

The fair market value of our 3¾% convertible senior notes is sensitive to changes in interest rates and to the price of our common stock into which it can be converted as well as our financial stability. In May 2009, we repurchased and retired $2.5 million principal amount of these notes. The yield to maturity on the notes is fixed, therefore the interest expense on the debt does not fluctuate with interest rates. The fair value of the 3¾% convertible senior notes was approximately $7.9 million as of September 25, 2009 as compared to approximately $7.8 million as of March 27, 2009.

The fair value of the 7¼% redeemable convertible subordinated debentures was approximately $20.9 million as of September 25, 2009 as compared to approximately $15.9 million as of March 27, 2009.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, management, under the supervision and with the participation of the chief executive officer (CEO) and chief financial officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) at the end of the period covered by this report as well as any changes in disclosure controls and procedures that occurred during the period covered by this report. Our management, including our CEO and CFO, has concluded that our disclosure controls and procedures are effective as of September 25, 2009.

No changes in our internal control over financial reporting occurred during the quarter ended September 25, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have entered into a settlement agreement with Teles AG Informationstechnologien (Teles), pursuant to which the patent-infringement lawsuits filed in the U.S. against Quintum Technologies, LLC (Quintum), a subsidiary of the Company, will be dismissed without prejudice. In connection with the settlement, Teles has also granted Quintum a limited license to the subject technology. The parties will also dismiss the German lawsuits without prejudice.

We are currently a party to various legal proceedings. Management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm the company’s financial position, cash flows, or results of operations, however legal proceedings are subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include money damages or, in matters for which injunctive relief or other conduct remedies are sought, an injunction prohibiting us from selling one or more products at all or in particular ways. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our business, results of operations and financial position.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Common Stock

The following table reflects purchases made by the Company of its common stock during the quarter ended September 25, 2009:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
June 27 – July 24, 2009	—	—	—	$18,991,000
July 25 – August 21, 2009	—	—	—	$18,991,000
August 22 – September 25, 2009	—	—	—	$18,991,000
	—	—	—	$18,991,000

(1)

In addition to shares purchased under publicly announced plans or programs, 54,310 shares were acquired directly from employees as payment of tax withholding obligations upon vesting of restricted stock awards.

(2)

In February 2008, the Board of Directors approved and the Company publicly announced a plan providing for the repurchase of up to $20 million of the Company’s common stock for a period of up to twenty-four months.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 11, 2009, the Company held its Annual Meeting of Stockholders at the Company’s headquarters in Fremont, California. More than 86% of the 29,373,493 outstanding shares of common stock of the Company entitled to vote were properly represented by proxy at the meeting. At the meeting the stockholders voted:

o

To re-elect David R. Laube as a Class I director for a three-year term:

23,902,161 shares voted in favor and 1,480,794 shares withheld.

o

To ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending March 26, 2010:

25,333,946 shares voting in favor, 40,001 shares voting against, and 9,008 shares abstaining.

o

To approve an amendment to the Company’s 2008 Equity Incentive Plan to increase the authorized number of shares of Common Stock of the Company available for issuance thereunder by an additional 2,300,000 shares and to change the ratio at which certain awards are deducted from the available plan balance:

14,601,510 shares voting in favor, 1,799,810 shares voting against, and 19,541 shares abstaining.

o

To approve an Employee Option Exchange Program:

15,170,097 shares voting in favor, 1,232,985 shares voting against, and 17,779 shares abstaining.

o

To approve an Officer & Director Option Exchange Program:

9,917,557 shares voting in favor, 6,483,325 shares voting against, and 19,979 shares abstaining.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

(a) Exhibits

10.39*	Form of Change of Control Agreement entered into on May 5, 2006 between the Company and each of C. Nicholas Keating, Jr., John F. McGrath, Jr., Talbot Harty and Frank Slattery, and subsequently James T. Fitzpatrick.	(1)
31.1	Rule 13a-14(a) Certification (CEO).
31.2	Rule 13a-14(a) Certification (CFO).
32.1	Section 1350 Certification (CEO).
32.2	Section 1350 Certification (CFO).

*

Compensation plans or arrangements in which directors and executive officers are eligible to participate.

(1)

Report on Form 8-K (Commission File No. 001-10255), filed on May 11, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 3, 2009

NETWORK EQUIPMENT
TECHNOLOGIES, INC.

/s/ C. NICHOLAS KEATING, JR.
C. Nicholas Keating, Jr.
President and Chief Executive Officer

/s/ JOHN F. MCGRATH, JR.

John F. McGrath, Jr.
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)