Form 10-Q
period 2009-12-25
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2010-02-02
CIK 752431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 25, 2009.

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

☐ Yes  ☐ No  (Not applicable)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐        Accelerated filer ☒        Non-accelerated filer ☐      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
☐ Yes  ☒ No

The number of shares outstanding of the registrant's Common Stock, par value $0.01, as of January 22, 2010 was 30,048,000.

NETWORK EQUIPMENT TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited — in thousands, except par value)

	December 25, 2009	March 27, 2009
Current assets:
Cash and cash equivalents	$5,086	$15,589
Short-term investments	80,014	81,432
Restricted cash	1,229	1,154
Accounts receivable, net of allowances of $262 at December 25, 2009 and $351 at March 27, 2009	8,669	7,091
Inventories	6,612	7,364
Prepaid expenses and other assets	7,220	10,073
Total current assets	108,830	122,703
Property and equipment, net	5,324	6,505
Other assets	3,747	4,225
Total assets	$117,901	$133,433
Current liabilities:
Accounts payable	$5,686	$4,257
Accrued liabilities	12,971	15,084
Total current liabilities	18,657	19,341
Long-term liabilities:
3¾% convertible senior notes	10,500	13,000
7¼% redeemable convertible subordinated debentures	23,704	23,704
Capital lease obligation, less current portion	83	—
Other long-term liabilities	2,742	4,568
Total long-term liabilities	37,029	41,272
Commitments and contingencies – Note 9
Stockholders’ equity:
Preferred stock ($0.01 par value; 5,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 75,000 shares authorized; 30,034 and 29,193 shares outstanding at December 25, 2009 and March 27, 2009)	300	291
Additional paid-in capital	250,618	245,654
Treasury stock, at cost	(10,102)	(9,177)
Accumulated other comprehensive loss	(1,219)	(1,262)
Accumulated deficit	(177,382)	(162,686)
Total stockholders’ equity	62,215	72,820
Total liabilities and stockholders’ equity	$117,901	$133,433

See accompanying notes to condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited — in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 25, 2009	December 26, 2008	December 25, 2009	December 26, 2008
Revenue:
Product	$12,550	$15,304	$42,835	$42,001
Service and other	3,773	3,668	12,759	11,060
Total revenue	16,323	18,972	55,594	53,061
Costs of revenue:
Cost of product	6,578	6,841	21,467	25,789
Cost of service and other	3,209	3,529	10,916	11,006
Impairment of long-lived assets	—	—	—	9,741
Total cost of revenue	9,787	10,370	32,383	46,536
Gross margin	6,536	8,602	23,211	6,525
Operating expenses:
Sales and marketing	4,668	5,159	14,688	16,599
Research and development	5,053	5,123	14,461	17,251
General and administrative	3,583	2,872	9,168	9,885
Restructure and other (recoveries) costs	(7)	1,420	17	1,814
Impairment of goodwill and long-lived assets	—	—	—	34,197
Total operating expenses	13,297	14,574	38,334	79,746
Loss from operations	(6,761)	(5,972)	(15,123)	(73,221)
Interest income	330	868	1,218	3,073
Interest expense	(555)	(833)	(1,717)	(3,285)
Gain on extinguishment of debt	—	18,776	555	28,927
Other income, net	186	322	414	299
Income (loss) before taxes	(6,800)	13,161	(14,653)	(44,207)
Income tax provision (benefit)	(1)	61	43	15
Net income (loss)	$(6,799)	$13,100	$(14,696)	$(44,222)
Basic net income (loss) per share	$(0.23)	$0.45	$(0.51)	$(1.53)
Diluted net income (loss) per share	$(0.23)	$0.42	$(0.51)	$(1.53)
Common and common equivalent shares:
Basic	29,280	28,847	29,101	28,856
Diluted	29,280	32,500	29,101	28,856
Condensed Consolidated Statements of Comprehensive Income (Loss):
Net income (loss)	$(6,799)	$13,100	$(14,696)	$(44,222)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(217)	(1,468)	191	(1,864)
Gross unrealized holding gains (losses) on available-for-sale securities	(70)	1,938	250	428
Reclassification adjustments for gains included in net income (loss)	(164)	(293)	(398)	(475)
Comprehensive income (loss)	$(7,250)	$13,277	$(14,653)	$(46,133)

See accompanying notes to condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited — in thousands)

	Nine Months Ended
	December 25, 2009	December 26, 2008
Cash and cash equivalents at beginning of period	$15,589	$44,246
Cash flows from operating activities:
Net loss	(14,696)	(44,222)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and accretion	2,558	4,675
Impairment of goodwill and long-lived assets	—	43,938
Stock-based compensation expense	4,465	3,484
Gain on extinguishment of debt	(555)	(28,927)
Loss on disposition of property and equipment	83	4
Interest earned on restricted cash	(7)	—
Changes in assets and liabilities:
Accounts receivable	(1,578)	11,165
Inventories	752	2,033
Prepaid expenses and other assets	3,089	(2,466)
Accounts payable	1,434	(3,850)
Accrued liabilities	(3,986)	(4,140)
Net cash used in operating activities	(8,441)	(18,306)
Cash flows from investing activities:
Purchase of short-term investments	(41,841)	(48,264)
Proceeds from sales and maturities of short-term investments	43,111	80,376
Purchases of property and equipment	(1,223)	(826)
Increase in restricted cash	(68)	(1,150)
Net cash provided by (used in) investing activities	(21)	30,136
Cash flows from financing activities:
Issuance of common stock	607	46
Repurchase of common stock	(929)	(1,254)
Payments under capital lease obligation	(9)	—
Repurchase of 3¾% convertible senior notes	(1,875)	(41,176)
Repurchase of 7¼% redeemable convertible subordinated debentures	—	(640)
Net cash used in financing activities	(2,206)	(43,024)
Effect of exchange rate changes on cash	165	(1,865)
Net decrease in cash and cash equivalents	(10,503)	(33,059)
Cash and cash equivalents at end of period	$5,086	$11,187

Other cash flow information:
Cash paid during the period for:
Interest	$2,158	$4,478
Non-cash investing and financing activities:
Net unrealized loss on available-for-sale securities	(148)	(47)
Assets acquired under capital lease	145	—

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

These financial statements should be read in conjunction with the March 27, 2009 audited consolidated financial statements and notes thereto. The results of operations for the three and nine months ended December 25, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending March 26, 2010 or any future period.

The Company’s fiscal year ends on the last Friday in March. In most years, the fiscal year is 52 weeks, with each quarter comprised of thirteen weeks, which allows comparability of quarter over quarter results. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position as of December 25, 2009, the results of operations for the three and nine months ended December 25, 2009 and December 26, 2008, respectively and the cash flows for the nine months ended December 25, 2009 and December 26, 2008, respectively.

Through a contractual arrangement with the Company, CACI International Inc. (CACI) has certain rights to provide maintenance and other services to the Company’s Federal customers. Under the current arrangement, both companies sell services for NET products, other than the Quintum Series products, and each company is responsible for various aspects of service delivery. CACI provides maintenance support for first-level calls and on-site repairs, NET provides spares logistics and bug fixes; and both companies provide training services. Under a revenue-sharing arrangement, revenue from maintenance and training services is shared between both companies, regardless of which company sells the services. The receipts from sales of these services are shared based on a pre-determined percentage, which is currently 37% for NET and 63% for CACI but may be higher or lower based upon the total annual amount of sales of these services. As such, 63% of NET’s receipts that are subject to the agreement is remitted to CACI, and conversely, 37% of CACI’s receipts that are subject to the agreement is remitted to the Company. The Company records amounts derived from sales by NET as gross revenue and records amounts remitted to NET by CACI as net revenue. This arrangement expires December 1, 2010, after which the Company intends to perform these services itself and to retain the revenue associated with these services.

Revenue on sales through resellers is recognized upon transfer of title to the reseller. Many of the sales to the Company’s resellers are based upon firm commitments from their end customer; as a result, these resellers carry little or no NET stock. For the Company’s Promina, VX, and NX products, NET’s customers do not have the right to return the equipment. For the Company’s Quintum product line, NET customers are subject to agreements allowing for limited rights of return and price protection. Accordingly, revenues are reduced for the Company’s estimates of liability related to these rights. The estimate for returns is recorded at the time the related sale is recognized and is adjusted periodically based on historical rates of returns and other related factors. The reserves for price protection are recorded at the time these programs are offered. Price protection is estimated based on specific programs, expected usage and historical experience.

The Company has evaluated subsequent events through February 2, 2010, the date on which the financial statements presented herein were issued as part of this Quarterly Report on Form 10-Q, and not beyond that date.

Recently Issued Accounting Standards:  In October 2009, the FASB issued new accounting guidance with respect to revenue recognition for arrangements with multiple deliverables and also with respect to accounting for revenue arrangements that include software elements. When adopted, these accounting standards may be applied either prospectively or retrospectively. The Company’s mandatory adoption date for this guidance will be March 26, 2011, the beginning of the Company’s fiscal 2012. Early adoption is permitted. The Company has not determined when it will adopt this new guidance. The future effect, if any, of the adoption of this new guidance on the Company’s consolidated financial statements will depend on whether the Company elects to apply these updates only prospectively or also retrospectively, and the nature of future revenue arrangements into which the Company may enter.

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

Note 2.  Financial Instruments

The following table summarizes the financial assets and liabilities of the Company measured at fair value on a recurring basis:

(in thousands)		Fair Value Measurements at December 25, 2009 Using
	Balance as of December 25, 2009	Level 1	Level 2	Level 3
Assets:
U.S. government and municipalities(1)	$68,560	$68,560	$—	$—
Corporate notes and bonds(1)	5,056	3,555	1,501	—
Other debt securities(1)	5,882	5,398	484	—
Foreign debt issues(1)	516	516	—	—
Foreign currency derivatives(2)	27	—	27	—
Total	$80,041	$78,029	$2,012	$—

Liabilities:
Foreign currency derivatives(3)	$87	$—	$87	$—
Total	$87	$—	$87	$—

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

Note 3. Inventories

Inventories consisted of the following:

(in thousands)	December 25, 2009	March 27, 2009
Purchased components	$5,111	$5,791
Finished goods	1,501	1,573
	$6,612	$7,364

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

At December 25, 2009, the Company’s deposit on inventory held by Plexus was $5.1 million, of which $2.0 million had been charged to a reserve for excess inventory. The deposit, including the related reserve, is included in prepaid expenses and other assets in the condensed consolidated balance sheets.

The Company regularly evaluates its inventory, including inventory held by Plexus and the amount on deposit with Plexus. As a result of these evaluations, the Company recorded charges of $371,000 and $1.7 million, respectively, to cost of revenue in the three and nine months ended December 25, 2009, and $700,000 and $5.0 million, respectively, for the comparable periods ended December 26, 2008.

Note 4.  Income (Loss) Per Share

The following table sets forth the computation of the numerator and denominator used in the computation of basic and diluted net income (loss) per share:

(in thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	December 25, 2009	December 26, 2008	December 25, 2009	December 26, 2008
Numerator:
Net income (loss)	$(6,799)	$13,100	$(14,696)	$(44,222)
Effect of reduced interest expense assuming conversion of convertible senior notes	—	476	—	—
Net income (loss) used to compute diluted net income(loss) per share	(6,799)	13,576	(14,696)	(44,222)
Denominator-weighted average shares of common stock outstanding:
Shares used to compute basic net income (loss) per share	29,280	28,847	29,101	28,856
Effect of dilutive common stock equivalents from stock-based compensation	—	29	—	—
Effect of dilutive common stock issuable upon conversion of convertible senior notes	—	3,413	—	—
Effect of dilutive contingently issuable shares	—	211	—	—
Shares used to compute diluted net income (loss) per share	29,280	32,500	29,101	28,856
Basic net income (loss) per share	$(0.23)	$0.45	$(0.51)	$(1.53)
Diluted net income (loss) per share	$(0.23)	$0.42	$(0.51)	$(1.53)

The denominator for basic net loss per share is the weighted average number of unrestricted common shares outstanding for the periods presented. In periods of net income, the denominator for diluted net income per share also includes potentially dilutive shares, which consist of shares issuable upon the exercise of dilutive stock options and contingently issuable shares. These shares are excluded from the computations of diluted net loss per share for the three and nine months ended December 25, 2009 and the nine months ended December 26, 2008 as they are anti-dilutive and would therefore reduce the loss per share. The total amount of such anti-dilutive shares was 282,000 for the three months ended December 25, 2009 and 279,000 and 102,000 for the nine months ended December 25, 2009 and December 26, 2008, respectively.

At December 25, 2009, there are 770,000 shares of common stock issuable upon conversion of the 3¾% convertible senior notes and 753,000 shares of common stock issuable upon conversion of the 7¼% redeemable convertible subordinated debentures. For the three and nine months ended December 25, 2009 and the nine months ended December 26, 2008, these shares and the related effect of the accrued interest are excluded from the calculation of diluted net loss per share, as their inclusion would be anti-dilutive.

Note 5.  Restructure and Other Costs

The net restructure cost (recovery) of ($7,000) and $17,000, respectively, for the three and nine months ended December 25, 2009 relates to net charges and recoveries for employee separation costs. The net restructure cost of $1.4 million and $1.8 million, respectively, for the three and nine months ended December 26, 2008 relate to unanticipated costs to exit the Company’s former manufacturing facility and charges for employee separation costs.

The liability for restructuring was $2.5 million at December 25, 2009. Components of accrued restructure costs and changes in accrued amounts related to restructuring during fiscal 2010 are as follows:

(in thousands)	Employee Separation Costs & Other	Facility Exit Costs & Other	Total
Balance at March 27, 2009	$149	$3,301	$3,450
Provision	18	(1)	17
Payments	(63)	(1,045)	(1,108)
Other (1)	—	152	152
Balance at December 25, 2009	$104	$2,407	$2,511

(1)

Consists primarily of accretion of implied interest on the remaining liability for lease and other exit costs associated with the Company’s former manufacturing facility which is reflected in general and administrative expense in the condensed consolidated statement of operations and comprehensive loss.

The liability for restructuring balances at December 25, 2009 and March 27, 2009 include $1.1 million and $1.9 million, respectively, classified as other long-term liabilities related to lease and other exit costs for the vacated facility, net of an estimated amount of sublease income.

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

In the second quarter of fiscal 2009 the Company performed an impairment analysis and determined the fair value of the license and development agreement and related other assets to be zero. Accordingly, the Company recorded an impairment charge of $3.7 million in the second quarter of fiscal 2009, representing the full net book value of the license and development agreement and other related assets. As a result of this impairment charge, there will be no future amortization expense relating to the amounts already paid under the license and development agreement. Amortization of $422,000 was recorded for the nine months ended December 26, 2008.

Per the terms of the license and development agreement, as amended, the Company is obligated to pay royalties on sales of the products, which began in the second half of fiscal 2007. There were no royalties for the three and nine months ended December 25, 2009. These royalties totaled $0 and $93,000, respectively, for the three and nine months ended December 26, 2008.

The supplier also serves as a reseller of the platform, and the parties have made occasional purchases from and sales to each other of inventory components and pre-production units. In the three and nine month periods ended December 25, 2009, the Company invoiced the supplier $13,000 and $32,000, respectively, and there were no purchase transactions. The Company invoiced the supplier $0 and $504,000, respectively, in the three and nine months ended December 26, 2008. No purchase transactions occurred during the three and nine months ended December 26, 2008. At December 25, 2009, no amounts were due to the supplier and $13,000 was due from the supplier.

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

Components of the warranty accrual, which is included in accrued liabilities in the accompanying condensed consolidated balance sheets, were as follows:

(in thousands)	Nine Months Ended
	December 25, 2009	December 26, 2008
Balance at beginning of period	$82	$98
Charges to cost of goods sold	37	19
Charges to warranty accrual	(42)	(39)
Other adjustments (1)	(4)	—
Balance at end of period	$73	$78

(1)

Adjustments result from changes in warranty cost estimates related to labor costs to repair products and frequency of warranty claims.

Note 8.  Income Taxes

The Company recorded tax provisions (benefits) of ($1,000) and $43,000, respectively, for the three and nine months ended December 25, 2009, and $61,000 and $15,000, respectively, for the three and nine months ended December 26, 2008. All periods benefited from a U.S. federal refundable credit as a result of legislation which allows taxpayers to elect to forego bonus depreciation on certain additions of qualified eligible property and, in turn, claim a refundable credit for a portion of its unused alternative minimum tax and research credits. The Housing and Economic Recovery Act of 2008, signed into law in July 2008, applied to certain additions of qualified property placed in service from the period between April 2008 and December 2008. In February 2009, the American Recovery and Reinvestment Tax Act of 2009 was enacted and extended the period for eligible property additions for another year through December 31, 2009. The benefits recorded as a result of the credit amounted to $24,000 and $76,000, respectively, for the three and nine months ended December 25, 2009, and $23,000 and $114,000, respectively, for the three and nine months ended December 26, 2008. Provisions for income tax are primarily related to the Company’s international operations.

Note 9.  Contractual Obligations and Commercial Contingencies

3¾% Convertible Senior Notes:  In December 2007, the Company issued $85.0 million of 3¾% convertible senior notes due December 15, 2014, in a private placement, of which $10.5 million remained outstanding at December 25, 2009. The notes may be converted by a holder, at its option, into shares of the Company’s common stock initially at a conversion rate of 73.3689 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $13.63 per share of common stock (subject to adjustment in certain events), at any time on or prior to December 15, 2014, unless the notes were previously repurchased. If a holder elects to convert its notes in connection with certain fundamental changes, in certain circumstances the conversion rate will increase by a number of additional shares of common stock upon conversion. Upon conversion, a holder generally will not receive any cash payment representing accrued and unpaid interest, if any. The notes are not redeemable by the Company prior to the stated maturity.

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

In the nine months ended December 25, 2009, the Company repurchased and retired $2.5 million principal amount of the outstanding notes in privately negotiated transactions. The Company recorded a net gain on this extinguishment of debt of $555,000, consisting of a $625,000 gain resulting from the repurchase of debt at below principal, partially offset by a $70,000 write-off of unamortized deferred financing costs related to the repurchased debt. In the nine months ended December 26, 2008, the Company repurchased and retired $72.0 million principal amount of the outstanding notes in privately negotiated transactions. The Company recorded a net gain on extinguishment of debt of $28.6 million, consisting of a $30.8 million gain resulting from the repurchase of debt at below principal, partially offset by a $2.2 million write-off of unamortized deferred financing costs related to the repurchased debt. The net gains on these transactions were recorded as non-operating income.

7¼% Redeemable Convertible Subordinated Debentures:  In May 1989, the Company issued $75.0 million of 7¼% redeemable convertible subordinated debentures due May 15, 2014, of which $23.7 million remained outstanding at December 25, 2009. Each debenture is convertible at the option of the holder into common stock at $31.50 per share and is redeemable at the option of the Company. The debenture holders are entitled to a sinking fund which began May 15, 2000, of 14 annual payments of 5% of the aggregate principal amount of debentures issued ($3.8 million annually), reduced by any redemption or conversion of the debentures. As a result of previous redemptions, the total remaining sinking fund requirement is $1.2 million, which, assuming no further redemptions, will be due as a final sinking fund payment on May 15, 2013.

In the nine months ended December 26, 2008, the Company repurchased and retired $1.0 million principal amount of the outstanding debentures in a privately negotiated transaction. The Company recorded a net gain on this extinguishment of debt of $353,000, consisting of a $360,000 gain resulting from the repurchase of debt at below principal, partially offset by a $7,000 write-off of unamortized deferred financing costs related to the repurchased debt. The net gain on this transaction was recorded as non-operating income.

Equipment Financing:  In the third quarter of fiscal 2010, the Company acquired certain office equipment through an agreement classified as a capital lease and also through a note payable. The cost of equipment financed by the capital lease and by the note payable was $145,000 and $141,000, respectively. The terms of both the capital lease agreement and the note payable are three years. The capital lease agreement includes a bargain purchase option which the Company may exercise at the end of the lease term. The equipment financed by the capital lease and the note payable is included in the condensed balance sheets as property and equipment, net. Amortization of assets under capital lease is included in depreciation expense. Accumulated amortization of assets under capital lease was none at December 25, 2009 and March 27, 2009.

Contingencies:  In the normal course of business, the Company enters into contractual commitments to purchase services, materials, components, and finished goods from suppliers, mainly its primary contract manufacturer, Plexus. Under the agreement with Plexus, the Company may incur certain liabilities, as described in Note 3.

In the third quarter of fiscal 2009, the Company settled certain patent lawsuits filed against Quintum before the acquisition of Quintum by the Company. Prior to and in connection with the settlement, the Company incurred a total of $3.2 million of legal expense, subject to indemnification and reimbursement under an escrow established as part of the acquisition agreement. A portion of the escrow is in cash and a portion is in Company stock, which for purposes of satisfying escrow claims, is valued at $11.83 per share (the price used to determine the number of shares paid in the acquisition of Quintum). At December 25, 2009, the Company has been reimbursed from the escrow, in cash and stock, for $1.4 million of legal expense and has pending escrow claims for an additional $1.8 million of legal expense. To the extent a claim is satisfied in Company stock and the Company’s stock price at such time is below $11.83 per share, an expense is recorded for the price difference. In the three months and nine months ended December 25, 2009, the Company recorded charges of $230,000 and $546,000, respectively, relating to such price differences. At December 25, 2009, the Company had accrued $601,000 for price differences relating to unsettled indemnified claims, which, upon settlement will be adjusted to reflect the Company’s stock price at that time. If the stock price is lower than at the expense accrual date, additional expense will be recorded; and if the stock price is higher than at the expense accrual date, the amounts accrued will be reduced.

The Company’s other contractual obligations and contingencies decreased $8.3 million from March 27, 2009 primarily due to ongoing operating lease payments and the repurchase and retirement, in May 2009, of $2.5 million in principal amount of the outstanding 3¾% convertible senior notes issued by the Company in December 2007. This decrease in other contractual obligations and contingencies was net of an increase of $286,000 in new capital lease and equipment loan obligations.

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

Stock options generally become exercisable ratably over a four-year period and expire after seven to ten years. Options may be granted to officers, employees, directors and independent contractors to purchase common stock at a price not less than 100% of the fair market value at the date of grant. Stock option exercises in the three and nine months ended December 25, 2009 were 3,229 and 143,597 shares, respectively. Stock option exercises in the three and nine months ended December 26, 2008 were none and 11,309, respectively.

Restricted stock awards granted under the equity plans are independent of option grants and are subject to restrictions. Awards, which have been issued since fiscal 2007, are subject to forfeiture if employment or services are terminated prior to the release of restrictions, which generally occurs on a ratable basis over one to two years from the date of grant. Until the restriction is released, the shares cannot be transferred. Upon the release of restriction, a portion of the released shares are repurchased from employees by the Company to satisfy withholding-tax obligations arising from the vesting of restricted stock awards. The Company repurchased 74,935 shares from employees in the three months ended December 25, 2009 for a total price of $327,000. In the nine months ended December 25, 2009, the Company repurchased 202,243 shares from employees for a total price of $929,000. The Company repurchased 26,755 shares from employees in the three months ended December 26, 2008 for a total price of $224,000. In the nine months ended December 26, 2008, the Company repurchased 73,621 shares from employees for a total price of $647,000.These shares have the same cash dividend and voting rights as other common stock and are considered as issued and outstanding. The cost of the awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse.

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

Stock Compensation Expense:  Stock-based compensation expense for the three and nine months ended December 25, 2009 and December 26, 2008 was as follows:

(in thousands)	Three Months Ended		Nine Months Ended
	December 25, 2009	December 26, 2008	December 25, 2009	December 26, 2008
Cost of revenue	$188	$156	$543	$451
Sales and marketing	392	312	1,309	962
Research and development	434	277	1,207	824
General and administrative	721	352	1,406	1,247
	$1,735	$1,097	$4,465	$3,484

The fair value of the Company’s stock option awards granted to employees was estimated using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	December 25, 2009	December 26, 2008	December 25, 2009	December 26, 2008
Expected term, in years	5.16	5.14	5.04	5.14
Expected volatility	71.40%	67.49%	68.93%	60.47%
Risk-free interest rate	2.57%	1.51%	2.41%	3.23%
Expected dividends	—	—	—	—
Weighted average fair value	$3.18	$1.59	$3.22	$2.32

Note 11.  Stock Repurchase Plan

In February 2008, the Board of Directors approved a stock repurchase plan for a period of up to twenty-four months. The Company first repurchased shares under the 2008 program in fiscal 2009. A total of 258,000 shares were repurchased under the 2008 program in fiscal 2009 at an average price of $3.90 per share for a total price of $1.0 million. There were no repurchases of shares under this program in the three and nine months ended December 25, 2009. The Company has repurchased shares from employees in fiscal 2010 to satisfy withholding-tax obligations arising from the vesting of restricted stock awards, as described in Note 10.

Note 12.  Financial Instruments Fair Value Disclosure

The estimated fair values of the Company’s financial instruments at December 25, 2009 and March 27, 2009 were as follows:

(in thousands)	December 25, 2009		March 27, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Short-term investments	$80,014	$80,014	$81,432	$81,432
Liabilities:
3¾% Convertible senior notes	$10,500	$7,980	$13,000	$7,800
7¼% Redeemable convertible subordinated debentures	$23,704	$20,860	$23,704	$15,882

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

Convertible debt:  We have estimated the approximate fair value of these securities using the quoted market price or trade closest to December 25, 2009.

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

The foreign exchange forward contracts require the Company to exchange foreign currencies to U.S. dollars or vice versa, and generally mature in one month or less. As of December 25, 2009 and March 27, 2009, the Company had outstanding foreign exchange forward contracts with aggregate notional amounts of $4.9 million and $5.6 million, respectively, which had remaining maturities of one month or less. As of December 25, 2009, the carrying amount, which was also the estimated fair value of the foreign exchange forward contracts, was based on prevailing financial market information. The amounts recorded on the condensed consolidated balance sheets for foreign exchange contracts are not material.

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

Through a contractual arrangement with NET, CACI International Inc. (CACI) has certain rights to provide maintenance and other services to our Federal customers. Under the current arrangement, both companies sell services for NET products, other than the Quintum Series products, and each company is responsible for various aspects of service delivery. CACI provides maintenance support for first-level calls and on-site repairs, NET provides spares logistics and bug fixes and both companies provide training services. Under a revenue-sharing arrangement, revenue from maintenance and training services is shared between both companies, regardless of which company sells the services. The receipts from sales of these services are shared based on a pre-determined percentage, which is currently 37% for us and 63% for CACI but may be higher or lower based upon the total annual amount of sales of these services. As such, 63% of our receipts that are subject to the agreement is remitted to CACI, and conversely, 37% of CACI’s receipts that are subject to the agreement is remitted to us. We record amounts derived from sales by us as gross revenue and we record amounts remitted to us by CACI as net revenue. This arrangement expires December 1, 2010, after which we intend to perform these services ourselves and to retain the revenue associated with these services.

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

Results of Operations

The following table sets forth selected data derived from our condensed consolidated statements of operations expressed as a percentage of revenue for the periods presented:

	Three Months Ended		Nine Months Ended
	December 25, 2009	December 26, 2008	December 25, 2009	December 26, 2008
Percent of revenue
Product	76.9%	80.7%	77.0%	79.2%
Service and other	23.1	19.3	23.0	20.8
Total revenue	100.0	100.0	100.0	100.0

Product gross margin	47.6	55.3	49.9	15.4
Service and other gross margin	14.9	3.8	14.4	0.5
Total gross margin	40.0	45.3	41.8	12.3

Sales and marketing	28.5	27.2	26.4	31.3
Research and development	31.0	27.0	26.0	32.5
General and administrative	22.0	15.1	16.5	18.6
Restructure and other costs	—	7.5	—	3.4
Impairment of goodwill and long-lived assets	—	—	—	64.4
Total operating expenses	81.5	76.8	68.9	150.3
Loss from operations	(41.5)	(31.5)	(27.1)	(138.0)

Interest income (expense), net	(1.3)	0.2	(0.9)	(0.4)
Gain on extinguishment of debt	—	99.0	1.0	54.5
Other income (expense), net	1.1	1.7	0.7	0.6
Income (loss) before taxes	(41.7)	69.4	(26.3)	(83.3)
Income tax provision (benefit)	0.1	0.3	0.1	—
Net income (loss)	(41.7)%	69.0%	(26.4)%	(83.3)%

Overview and Highlights

Note: Unless otherwise stated, all references to “fiscal 2010” refer to the three and nine months ended December 25, 2009; all references to “fiscal 2009” or “the prior fiscal year” refer to the comparable prior year periods, that is, the three and nine months ended December 26, 2008; and all comparative references, such as “increases” and “decreases” or “higher” and “lower,” refer to the current fiscal 2010 periods as compared to the comparable fiscal 2009 periods.

•

Total revenue was down 14% in the third quarter but up 5% in the first nine months of fiscal 2010. The decline in the third quarter was due primarily to lower sales to Federal Government customers, offset by a slight increase in revenue from commercial customers. The increase in the first nine months was due to greater product revenue from government customers and to $1.5 million of externally funded research and development revenue, recognized in the second quarter upon achievement of certain milestones. The funded research and development consisted of $1.3 million of service and other revenue and $239,000 of product revenue.

•

Our sales to the government sector continue to account for a majority of our revenue, but fluctuate from quarter to quarter based upon the timing of orders. As a percentage of total revenue, revenue from government customers was 73.6% and 77.6%, respectively, in the third quarter and first nine months of fiscal 2010 compared to 80.5% and 73.1% in the prior-year periods. Spending by government customers is dependent upon the size of budget allocations, the timely passage of the annual federal budget, and the timing of specific programs. In addition, government customers may purchase large quantities of equipment from us in a single quarter, often with orders totaling $2 to $5 million or more, and then make no purchases in other quarters, making quarterly comparisons difficult. In the second quarter of fiscal 2010, we achieved revenue of $5.7 million for NX1000 sales from a single government program.

•

Sales of IP-based platforms grew 6% and 24%, respectively, in the third quarter and first nine months of fiscal 2010. The NX Series, our IP-enabled multi-service platform, is an extension of our Promina product line. Our VX Series is a VoIP and unified communications platform with advanced network control and security features. In addition to secure voice applications for the government, the VX Series platform provides enterprise customers with telephony integration for unified communications and unified messaging. Our Quintum Tenor platform provides the basic functionality of a VoIP gateway, along with other features. VoIP platform revenue in the first nine months of fiscal 2010 was $19.0 million, a 10.4% increase over the first nine months of fiscal 2009.

•

Promina revenue remains significant, but will continue to decline over time. Promina revenue for the first nine months of fiscal 2010 was $13.3 million, a 27% decline compared to the first nine months of fiscal 2009. Promina products, which are based on time division multiplexing (TDM), continue to perform well for certain applications and we have a large installed base, particularly in the government. As a result, we expect to continue to see orders for Promina products for the next few years, but at a declining rate.

•

We expect our mix of product sales and our sector mix to fluctuate quarter to quarter. Our customers continue to move to IP-based communications at varying speeds, and spending by government customers fluctuates for the reasons noted above. The following table shows product revenue from our Promina product and IP–based platforms as well as total revenue from our government customers:

(in thousands, except percentages)	Three Months Ended		Nine Months Ended
	December 25, 2009	December 26, 2008	December 25, 2009	December 26, 2008
Revenue from government customers	$12,016	$15,280	$43,136	$38,793
% of total revenue	73.6%	80.5%	77.6%	73.1%
Promina product revenue	$3,861	$7,100	$13,292	$18,260
% of product revenue	30.8%	46.4%	31.0%	43.5%
VoIP-based product revenue	$5,240	$5,097	$18,954	$17,167
% of product revenue	41.8%	33.3%	44.2%	40.9%

•

We continue to manage expenses tightly. Expense for sales and marketing, research and development, and general and administrative each declined in the third quarter and first nine months of fiscal 2010 compared to the prior-year periods, except that general and administrative expense was higher in the third quarter of fiscal 2010 due to employee separation costs. On a temporary basis, most of our domestic employees have taken a 7.5% salary reduction, with executives taking reductions of 10% to 15%. The salary reductions were offset by grants of restricted stock.

Revenue

(in thousands, except percentages)	Three Months Ended			Nine Months Ended
	December 25, 2009	December 26, 2008	Change	December 25, 2009	December 26, 2008	Change
Product	$12,550	$15,304	(18.0)%	$42,835	$42,001	2.0%
Service and other	3,773	3,668	2.9	12,759	11,060	15.4
Total revenue	$16,323	$18,972	(14.0)%	$55,594	$53,061	4.8%

Total revenue was lower in the third quarter of fiscal 2010 primarily due primarily to lower sales to Federal Government customers, offset by a slight increase in revenue from commercial customers. Total revenue was higher in the first nine months of fiscal 2010 primarily due to increased product revenue from government customers, and from the recognition of $1.5 million of revenue for funded research and development, which had been previously deferred and was recognized in the second quarter upon achievement of certain milestones.

Product revenue was down in the third quarter of fiscal 2010 over the comparable prior-year period principally due to lower revenue from Promina sales to government customers. Product revenue was higher in the first nine months of fiscal 2010 over the comparable prior-year period as a result of higher NX1000 and VX product sales in the first and second quarters, partially offset by declines in Promina and Quintum Tenor revenue. Sales associated with the basic VoIP applications that were a large part of the traditional Quintum business have declined as we shift our focus to more-advanced unified communications, SIP-trunking, and other applications supported by our VX Series products.

Service and other revenue increased in the third quarter and first nine months of fiscal 2010. The increase in the third quarter was due to a slight increase in professional services. The increase in the first nine months was primarily a result of the recognition of the $1.3 million of previously deferred service and other revenue in the second quarter. Significant fluctuations in our service and other revenue can occur as a result of factors affecting the timing of the recognition of revenue, including customer deployment schedules and contractual acceptance provisions.

Gross Margin

	Three Months Ended		Nine Months Ended
	December 25, 2009	December 26, 2008	December 25, 2009	December 26, 2008
Product gross margin	47.6%	55.3%	49.9%	15.4%
Service and other gross margin	14.9	3.8	14.4	0.5
Total gross margin	40.0%	45.3%	41.8%	12.3%

Total gross margin increased in the first nine months of fiscal 2010 compared to fiscal 2009 primarily as a result of:

•

An absence of impairment charges. We recorded one-time impairment charges of $9.7 million in the second quarter of fiscal 2009.

•

Lower fixed costs. In the third quarter and first nine months of fiscal 2010, our fixed manufacturing costs were $1.3 million and $3.8 million, respectively, compared to $1.4 million and $4.8 million in the prior-year periods. These reductions in fixed costs resulted from various cost reduction programs.

•

Lower inventory reserve charges. In fiscal 2009, we recorded substantial inventory reserve charges. For the first nine months of fiscal 2010, inventory reserve charges were $1.7 million compared to $5.0 million for the first nine months of fiscal 2009. The largest portion of our inventory reserves, including those taken in fiscal 2009, were in response to reduced product sales due to delayed government programs involving our NX5010 product. We believed these delays would hurt demand for this product, as a new generation of the product was expected in fiscal 2010. We currently expect that the unreserved NX5010 inventory balances on hand and owned by our contract manufacturer, Plexus Corp., of $476,000, will be sold prior to the introduction of the new generation products, but we will continue to evaluate this inventory as well for possible impairment.

•

An absence of amortization charges on developed technology. In the first nine months of fiscal 2009, we took charges of $592,000 for amortization of developed technology acquired from Quintum, which was charged to product cost. We recorded an asset impairment charge for the full carrying value of developed technology in the second quarter of fiscal 2009.

Service and other gross margin increased in the third quarter and first nine months of fiscal 2010. The increase in the third quarter was due to increased professional services and reduced fixed costs, including lower headcount. The increase in the first nine months was primarily a result of the recognition of the $1.3 million of previously deferred service and other revenue, as well as generally higher revenues and lower costs. Cost savings were realized through headcount reductions and related expense savings.

Operating Expenses

(in thousands, except percentages)	Three Months Ended			Nine Months Ended
	December 25, 2009	December 26, 2008	Change	December 25, 2009	December 26, 2008	Change
Sales and marketing	$4,668	$5,159	(9.5)%	$14,688	$16,599	(11.5)%
Research and development	5,053	5,123	(1.4)	14,461	17,251	(16.2)
General and administrative	3,583	2,872	24.8	9,168	9,885	(7.3)
Restructure and other (recoveries) costs	(7)	1,420	(100.5)	17	1,814	(99.1)
Impairment of goodwill and long-lived assets	—	—	—	—	34,197	(100.0)
Total operating expenses	$13,297	$14,574	(8.8)%	$38,334	$79,746	(51.9)%

Total operating expenses in fiscal 2010 decreased primarily because of the absence of impairment charges which affected operating expenses in fiscal 2009. Cost control measures implemented in fiscal 2009 also contributed to the decrease in operating expenses. The cost control measures include reduced facilities and information technology costs, which are allocated among the various expense line items.

Sales and marketing expense decreased in fiscal 2010. Changes in sales and marketing expenses were as follows:

•

Cost-reduction initiatives were responsible for the following expense reductions:

o

Payroll-related and consultancy costs were lower by $277,000 and $673,000 for the third quarter and first nine months of fiscal 2010 due principally to the effects of lower headcount and temporary salary reductions.

o

Travel and entertainment costs were lower by $65,000 and $438,000 for the third quarter and first nine months of fiscal 2010, respectively.

o

Marketing communication costs were lower by $244,000 and $736,000 for the third quarter and first nine months of fiscal 2010, respectively. The higher level of cost in fiscal 2009 was principally due to a new customer acquisition program which ran through the first three quarters of fiscal 2009 and advertising costs relating to programs that have been discontinued in fiscal 2010.

•

There was no amortization of purchased intangibles in fiscal 2010. Intangibles amortization expense was $664,000 in the first nine months of fiscal 2009.

•

Offsetting these savings, sales commissions were higher for the first nine months of fiscal 2010 by $473,000, reflecting higher bookings. Non-cash stock compensation was higher by $80,000 and $347,000, for the third quarter and first nine months of fiscal 2010 due to the effect of restricted stock grants awarded in connection with salary reductions, and to charges of $224,000 for award modifications incurred in the first quarter of fiscal 2010 in connection with the retirement of our former Federal sales executive. The reduction in payroll-related and consultancy costs for the first nine months of fiscal 2010 was net of employee separation costs of $490,000 also incurred in connection with the retirement of our former Federal sales executive.

•

Other miscellaneous sales and marketing costs were higher by $16,000 and lower by $219,000 in the third quarter and first nine months, respectively, of fiscal 2010. The change in the three-month period was largely due to changes in allocated expenses as reductions in company-wide allocated costs were offset by the effect of revised allocations to reflect actual utilization of facilities and services. The change in the nine-month period was largely due to reduced consignment inventory reserve charges in fiscal 2010.

Research and development expense decreased in fiscal 2010 due primarily to the effect of cost reduction programs as we consolidated our research and development plans into a single company-wide strategy. Changes in research and development expenses were as follows:

•

Cost reduction initiatives were responsible for the following expense reductions:

o

Payroll-related and consultancy costs were lower by $233,000 and $2.6 million for the third quarter and first nine months of fiscal 2010, respectively, due to lower headcount and temporary salary reductions.

o

Depreciation and other operating expenses were lower by $122,000 and $438,000 for the third quarter and first nine months of fiscal 2010, respectively.

o

Allocations of shared expenses, including facilities and information technology costs, were lower by $16,000 and $182,000 for the third quarter and first nine months of fiscal 2010, respectively, due to a reduction in company-wide allocated costs and also to revised allocation percentages to reflect actual utilization of facilities and services.

•

These expense reductions were partially offset by non-cash stock option compensation, which was higher by $157,000 and $383,000 for the third quarter and first nine months of fiscal 2010, respectively, due to the effect of restricted stock grants, awarded mostly in connection with offsets to salary reductions. Also, engineering related costs were higher by $144,000 and $76,000 for the third quarter and first nine months of fiscal 2010, respectively, due primarily to new product development initiatives.

General and administrative expense were higher in the third quarter of fiscal 2010 but lower for the first nine months of fiscal 2010, compared to the prior year periods. The increased expense in the third quarter of fiscal 2010 was principally due to employee separation costs incurred in connection with the departure of our former Chief Financial Officer. The decreased expense for the first nine months of fiscal 2010 was due primarily to the effect of company-wide cost reduction programs. Changes in general and administrative expenses were as follows:

•

Cost reduction initiatives were responsible for the following expense reductions:

o

Payroll related and consultancy costs were lower by $311,000 and $968,000 for the third quarter and first nine months of fiscal 2010, respectively, due to lower headcount and temporary salary reductions and reduced usage of consultants.

o

Other operating expenses decreased by $67,000 and $267,000 for the third quarter and first nine months of fiscal 2010, respectively.

o

Allocations of shared expenses, including facilities and information technology costs, were lower by $34,000 and $188,000 for the third quarter and first nine months of fiscal 2010, respectively, due to a reduction in company-wide allocated costs and also to revised allocation percentages to reflect actual utilization of facilities and services.

•

There was no amortization of purchased intangibles in fiscal 2010, versus intangibles amortization expense of $88,000 in the first nine months of fiscal 2009.

•

Outside services were higher in the third quarter and first nine months of fiscal 2010 by $245,000 and $119,000, respectively, principally due to patent lawsuit defense costs.

•

In the third quarter of fiscal 2010 we incurred employee separation costs of $878,000 in connection with the departure of our former Chief Financial Officer.

Restructuring charges and recoveries in fiscal 2010 principally were as a result of employee separation costs relating to corporate restructuring initiatives. Restructuring charges in fiscal 2009 also related to corporate restructuring initiatives, and primarily resulted from a change in our estimate of the cost to vacate certain facilities as well as costs relating to headcount reductions.

Non-Operating Items

(in thousands, except percentages)	Three Months Ended			Nine Months Ended
	December 25, 2009	December 26, 2008	Change	December 25, 2009	December 26, 2008	Change
Interest income	$330	$868	(62.0)%	$1,218	$3,073	(60.4)%
Interest expense	$(555)	$(833)	(33.4)%	$(1,717)	$(3,285)	(47.7)%
Gain on extinguishment of debt	$—	$18,776	(100.0)%	$555	$28,927	(98.1)%
Other income, net	$186	$322	(42.2)%	$414	$299	38.5%

Interest income was lower in fiscal 2010 due to lower average cash balances and, to a lesser extent, to lower average interest earned on investments. Average cash balances were lower primarily due to the effect of operating losses in the full fiscal year 2009 and in fiscal 2010, as well as the use of cash to repurchase and retire a total of $75.5 million of the outstanding 3¾% convertible senior notes and 7¼% redeemable convertible subordinated debentures.

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

In the first nine months of fiscal 2009, we repurchased a total of $72.0 million of the principal amount of our outstanding 3¾% convertible senior notes at a discount to the original issue price. We realized a net gain of $28.6 million, consisting of a $30.8 million gain resulting from the repurchase of debt at below principal, partially offset by a $2.2 million write-off of unamortized deferred financing costs related to the repurchased debt. The net gain on these transactions was recorded as non-operating income.

Other income, net, consisted of:

(in thousands)	Three Months Ended		Nine Months Ended
	December 25, 2009	December 26, 2008	December 25, 2009	December 26, 2008
Gain (loss) on foreign exchange	$22	$29	$(6)	$(166)
Realized gain on investments	164	293	398	475
Other	—	—	22	(10)
	$186	$322	$414	$299

Income Tax Provision

Income tax provisions (benefits) were ($1,000) and $43,000, respectively, for the three and nine months ended December 25, 2009, and $61,000 and $15,000, respectively, for the three and nine months ended December 26, 2008. All periods benefited from a U.S. federal refundable credit as a result of legislation which allows taxpayers to elect to forego bonus depreciation on certain additions of qualified eligible property and, in turn, claim a refundable credit for a portion of its unused alternative minimum tax and research credits. The Housing and Economic Recovery Act of 2008, signed into law in July 2008, applied to certain additions of qualified property placed in service from the period between April 2008 and December 2008. In February 2009, the American Recovery and Reinvestment Tax Act of 2009 was enacted and extended the period for eligible property additions for another year through December 31, 2009. The benefits recorded as a result of the credit amounted to $24,000 and $76,000, respectively, for the three and nine months ended December 25, 2009, and $23,000 and $114,000, respectively, for the three and nine months ended December 26, 2008. Provisions for income tax are primarily related to our international operations.

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been our cash balances, cash provided by operating activities, debt financings, and committed credit lines.

Cash Balances:  As of December 25, 2009, cash and cash equivalents and short-term investments were $85.1 million, as compared to $97.0 million as of March 27, 2009. These amounts at December 25, 2009 were invested 86.5% in U.S. government and municipal agency investments and cash equivalents, primarily money market funds.

Cash Flows from Operating Activities:  Net cash used in operating activities was $8.4 million in the first nine months of fiscal 2010 compared to $18.3 million in the first nine months of fiscal 2009. The decrease in net cash used in operating activities resulted principally from the difference in net loss, which was $29.5 million lower in fiscal 2010, and the difference in gain on extinguishment of debt, which was $28.4 million higher in fiscal 2009. These amounts were partially offset by the absence in 2010 of impairment of goodwill and long-lived assets, which was $43.9 million in 2009. Net cash used in operating activities was also affected by differences in the amount of changes in assets and liabilities, particularly accounts receivable. Collections on accounts receivable were lower in fiscal 2010 than in fiscal 2009 principally because revenues in the fourth quarter of fiscal 2009 were lower than in the fourth quarter of fiscal 2008. Days sales outstanding (DSO) was 48 days and 58 days at December 25, 2009 and December 26, 2008, respectively. The effect of reduced collections on accounts receivable was partially offset by the amount of changes in balances of prepaid assets and accounts payable which, collectively, were responsible for a $10.8 million reduction in net cash used in operating activities. Also affecting net cash used in operating activities, to a lesser extent, was reduced depreciation, amortization and accretion; and higher stock-based compensation expense.

Cash Flows from Investing Activities:  Net cash used by investing activities was $21,000 in the first nine months of fiscal 2010 compared to cash provided by investing activities of $30.1 million in the first nine months of fiscal 2009. The principal reason for this change was the net effect upon cash of purchases, sales and maturities of short-term investments. These activities provided net cash of $1.3 million in fiscal 2010 and provided net cash of $32.1 million in fiscal 2009. In fiscal 2009, the Company used the net cash provided by purchases, sales and maturities of short-term investments to fund the repurchases of debt and common stock.

Cash Flows from Financing Activities:  Net cash used in financing activities in fiscal 2010 was $2.2 million compared to $43.0 million used by financing activities in fiscal 2009. In both fiscal 2010 and fiscal 2009, our principal financing activities were repurchases of debt and common stock. In fiscal 2010 we paid $1.9 million to repurchase a portion of our outstanding 3¾% convertible senior notes. We also paid $929,000 to repurchase common stock from employees to satisfy withholding-tax obligations arising from the vesting of restricted stock awards. In fiscal 2009 we paid $41.2 million to repurchase a portion of the 3¾% convertible senior notes, $640,000 to repurchase a portion of our outstanding 7¼% redeemable convertible subordinated debentures and $1.3 million to repurchase common stock on the open market, primarily under our 2008 stock repurchase plan. Cash provided by proceeds from exercises of stock options was $607,000 in fiscal 2010 and minimal in fiscal 2009. Future proceeds to us from the issuance of common stock under employee stock plans will be affected primarily by fluctuations in our stock price.

Non-cash Investing Activities:  The primary non-cash investing activity in fiscal 2010 was an unrealized loss on available-for-sale securities of $148,000. We also acquired assets under capital leases of $145,000 in the third quarter of fiscal 2010. In fiscal 2009 our most significant non-cash investing activity was a net unrealized loss on available-for-sale securities of $47,000.

Stock Repurchase Plan:  In February 2008, the Board of Directors approved a stock repurchase plan for a period of up to twenty-four months. We first repurchased shares under the 2008 program in fiscal 2009. In the full fiscal year 2009, we repurchased a total of 258,000 shares under the 2008 program at an average price of $3.90 per share for a total price of $1.0 million. We have not repurchased shares under this program in fiscal 2010.

Contractual Obligations and Commercial Commitments: Our contractual obligations consist of facilities leases with noncancellable terms in excess of one year, principal and interest on our 3¾% convertible senior notes and our 7¼% redeemable convertible subordinated debentures, a license and development agreement with a third party to develop new products, and $656,000 of long-term income taxes payable as of December 25, 2009 related to uncertain tax positions.

Our contractual obligations and contingencies decreased $8.3 million from March 27, 2009 primarily due to ongoing operating lease payments and the repurchase and retirement, in May 2009, of a portion of the outstanding 3¾% convertible senior notes issued in December 2007. This decrease in other contractual obligations and contingencies was net of an increase of $286,000 in new capital lease and equipment loan obligations. The following table provides a summary of our long-term debt and related interest payment obligations at December 25, 2009:

Contractual Obligations (in thousands)	Total	2010	2011 to 2012	2013 to 2014	After 2014
Long-term debt	$34,204	$—	$—	$—	$34,204
Interest on long-term debt	$9,703	$—	$4,225	$4,225	$1,253

There was no significant change to our other contractual obligations in the nine months ended December 25, 2009.

We have a commitment to pay a total of $2.5 million to a third-party technology supplier upon receipt of future deliverables.

We have a long-term income tax liability for uncertain tax positions amounting to $656,000 at December 25, 2009. We cannot currently predict the date of settlement or payment, as the timing of resolution of our liability is highly uncertain.

In the normal course of business, we enter into contractual commitments to purchase services, materials, components, and finished goods from suppliers, mainly Plexus. Under our agreement with Plexus, which runs through December 31, 2011, we maintain a level of control over parts procurement, design, documentation, and selection of approved suppliers. We are generally liable for any termination or cancellation of product orders, as well as excess and obsolete material, which can result, for example, from an engineering change, product obsolescence, or inaccurate component forecasting. Under the agreement, Plexus is to procure raw materials and begin manufacturing of products in accordance with our forecasts. If certain purchased raw materials or certain work-in-process items are held for greater than 90 days, we must make deposits on the aging inventory, although Plexus must make efforts to minimize our liability for the aging inventory, including returning materials to suppliers, canceling orders with suppliers, or using materials to manufacture product for its other customers. If raw material or in-process inventories are still unused and have been held for more than nine months, we must take ownership and pay for the aged inventory, unless there is future forecasted demand for such inventory, in which case we must pay a management fee for such inventory and if the forecasted demand does not materialize we must then take ownership and pay for such inventory. This activity may increase our owned inventories.

At December 25, 2009, Plexus held inventory related to our products. Our deposit relating to this inventory was $5.1 million at December 25, 2009 and reserves relating to this deposit were $2.0 million. Both the deposit and the related reserves are included in prepaid expenses and other assets on the condensed consolidated balance sheets. Additional deposits may be required under the terms of the agreement.

We have been incurring legal fees to defend patent lawsuits on behalf of our subsidiary, Quintum Technologies, LLC, which we acquired in December 2007. Under the acquisition agreement with Quintum, we are indemnified against liabilities related to these matters. The escrow provisions include a $1.0 million cash escrow, specifically for patent claims, and a general escrow, also available for patent claims, in the amount of $5.0 million, half of which is cash and half of which is in Company stock. We have made claims against each escrow for certain such liabilities and the $1.0 million cash escrow has been exhausted. For purposes of satisfying escrow claims, Company stock is to be valued at $11.83 per share, which was the price used to determine the number of shares paid in the acquisition of Quintum. To the extent a claim is satisfied in Company stock and the Company’s stock price at such time is below $11.83 per share, we will record expense for the price difference. Accordingly, depending on the trading price of the Company’s stock, we will record expense for a portion of the amount of legal fees incurred in the litigation, even if claims for such amounts are satisfied from the escrow. In the first nine months of fiscal 2010, we recorded charges of $546,000 relating to price differences relating to indemnified claims and the escrow provisions. At December 25, 2009, we have accrued $601,000 for price differences relating to unsettled indemnified claims and the escrow provisions. Amounts accrued relating to price differences are based upon our stock price at the time such accruals are recorded. Upon settlement of claims, we will adjust the amounts accrued to reflect our stock price at the settlement date. Therefore, if our stock price is lower at the settlement date than at the expense accrual date, we will record additional expense. If the stock price is higher at the settlement date than at the expense accrual date, we will reduce the amounts accrued accordingly.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following are the material changes for the nine months ended December 25, 2009 from the information reported under Part II, Item 7A of our Form 10-K for the fiscal year ended March 27, 2009:

A 10% change in market interest rates would change the fair value of our investment portfolio by $52,000, as compared to a change of $123,000 as of March 27, 2009.

A 10% change in the foreign currency rates affecting our foreign exchange contracts as of their December 25, 2009 levels would change the fair value of the contracts by $400,000, as compared to a change of $560,000 for the contracts as of March 27, 2009.

The fair market value of our 3¾% convertible senior notes is sensitive to changes in interest rates and to the price of our common stock into which it can be converted as well as our financial stability. In May 2009, we repurchased and retired $2.5 million principal amount of these notes. The yield to maturity on the notes is fixed, therefore the interest expense on the debt does not fluctuate with interest rates. The fair value of the 3¾% convertible senior notes was $8.0 million as of December 25, 2009 as compared to $7.8 million as of March 27, 2009.

The fair value of the 7¼% redeemable convertible subordinated debentures was $20.9 million as of December 25, 2009 as compared to $15.9 million as of March 27, 2009.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, management, under the supervision and with the participation of the chief executive officer (CEO) and Vice President, Finance (Principal Financial and Accounting Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) at the end of the period covered by this report as well as any changes in disclosure controls and procedures that occurred during the period covered by this report. Our management, including our CEO and Vice President, Finance (Principal Financial and Accounting Officer), has concluded that our disclosure controls and procedures are effective as of December 25, 2009.

No changes in our internal control over financial reporting occurred during the quarter ended December 25, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Common Stock

The following table reflects purchases made by the Company of its common stock during the quarter ended December 25, 2009:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
September 26 – October 23, 2009	—	—	—	$18,991,000
October 24 – November 20, 2009	—	—	—	$18,991,000
November 21 – December 25, 2009	—	—	—	$18,991,000
	—	—	—	$18,991,000

(1)

In addition to shares purchased under publicly announced plans or programs, 74,935 shares were acquired directly from employees as payment of tax withholding obligations upon vesting of restricted stock awards.

(2)

In February 2008, the Board of Directors approved and the Company publicly announced a plan providing for the repurchase of up to $20 million of the Company’s common stock for a period of up to twenty-four months.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

(a)

Exhibits

31.1	Rule 13a-14(a) Certification (CEO).
31.2	Rule 13a-14(a) Certification (Vice President, Finance - Principal Financial and Accounting Officer).
32.1	Section 1350 Certification (CEO).
32.2	Section 1350 Certification (Vice President, Finance - Principal Financial and Accounting Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  February 2, 2010

NETWORK EQUIPMENT
TECHNOLOGIES, INC.

/s/ C. NICHOLAS KEATING, JR.
C. Nicholas Keating, Jr.
President and Chief Executive Officer

/s/ DAVID WAGENSELLER

David Wagenseller
Vice President, Finance
(Principal Financial and Accounting Officer)