Form 10-K
period 2010-03-26
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2010-06-09
CIK 752431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

 ☒

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 26, 2010.

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

Large accelerated filer ☐            Accelerated filer ☒            Non-accelerated filer ☐          Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): ☐ Yes  ☒ No

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the NASDAQ Stock Market, LLC on September 25, 2009, which is the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $107,764,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's Common Stock, par value $0.01, as of May 21, 2010 was 30,013,000.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about August 10,  2010 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

NETWORK EQUIPMENT TECHNOLOGIES, INC.

FORM 10-K

March 26, 2010

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

Today, our solutions are focused on enabling our enterprise and government customers to cost-effectively migrate to next-generation IP networks, unified communications platforms, secure voice applications, and high-speed multiservice wide area networking (WAN) transport networks. Our voice solutions include the VX Series and the Quintum Series of switching media gateways. Our multi-service solutions include the Promina platform and the NX Series high speed multi-service network exchange platform.

The VX Series and Quintum Series product lines provide enterprise customers with voice interoperability solutions that enable existing private branch exchange (PBX) and IP-PBX systems to work together with new unified communications platforms and IP-based service provider networks offering session-initiation protocol (SIP) trunking services. The VX Series also provides IP-based solutions to government agencies requiring high bandwidth efficiency and call performance for secure voice communications. The Quintum Series also provides traditional VoIP switching gateway solutions for SMBs and smaller branch offices within large enterprises.

NET’s multi-service solutions include the Promina, NX1000 and NX5010 platforms. The Promina product line is our traditional multi-service platform, which has been serving government agencies and large enterprises for many years, providing industry-leading network reliability and security. The NX Series products are high-performance networking platforms that provide high-grade data transfer between storage area networks (SANs) and wide-area networks (WANs) and enable secure grid computing. Our NX1000 platform provides an extensive, compact, WAN switching solution that enables mission-critical, multi-service and serial data applications to integrate and aggregate into IP-based networks. The NX5010 platform enables high-speed, secure interconnection and extension of geographically distributed grid computing clusters and SANs, providing data transfer at rates of ten gigabits per second (10 Gbps).

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

The increasing use of VoIP transmissions over different types of networks, such as fixed-line, cellular, and short-distance wireless, creates an opportunity to use a single protocol for these transmissions, allowing for a convergence of fixed and mobile communications. As an example of this fixed-mobile convergence enterprises can enable subscribers to roam and handover calls between cellular networks and public and private wireless networks using dual-mode mobile handsets. With the proliferation of communications equipment and devices such as PBXs, mobile phones, and desktop-PC clients, along with a multitude of communications tools such as e-mail, voicemail, calendaring, internet messaging (IM), and video conferencing, enterprises are facing significant challenges to enable their workforces to efficiently manage their communications. To address this complexity, a number of large companies including Microsoft, HP and IBM have announced UC strategies and platforms, which are aimed at integrating these various forms of communication.

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

The following are key elements of our strategy:

Leverage our incumbent position in the government market. We were a pioneer of the concept of multi-service networking and have been delivering these mission-critical capabilities for more than 25 years. The installed base and revenue contribution from our narrowband Promina product line, sold primarily to government entities in recent years, are declining, but Promina continues to generate a significant portion of our revenue. We intend to leverage our installed customer base, particularly the government, for future sales of our new broadband and VoIP telephony platforms, enabling the transition to VoIP while continuing to support legacy traffic and applications.

Design and develop industry leading communications equipment. We consider technological and product leadership to be critical to our future success. We have broad experience with mixed-service and multi-protocol networks, enabling us to develop solutions for a wide range of applications. We have extensively refined the features and technologies of our more mature products over their long product lifecycles. We strive to leverage this technological background to develop new products and additional functionality for existing products to meet our customers’ escalating requirements, specifically for VoIP conversion and secure voice applications. We believe that our newer products are helping accelerate the communications industry's rapid transition to software.

Leverage relationships with key partners. In addition to direct sales to large enterprise and government customers, we are expanding our relationships with resellers, distributors, and other vendors. We enter agreements with technology suppliers to supplement our internal development efforts and may enter agreements with original equipment manufacturers for penetration into specific markets. We also seek relationships with systems integrators, software solutions providers, and large incumbent vendors globally that can facilitate success in global enterprise networks, expansion of our sales channel, and participation in major government projects.

Align with partner-driven UC strategies. We are focused on expanding our network of global partners with the scale and expertise to address UC market opportunities. Microsoft, IBM, HP and other large hardware and software vendors are either pursuing or have announced strategies and products for the UC market. As a technology enabler of their strategies, we have worked and will continue to work closely with these companies. Microsoft has been a customer of ours for several years. This relationship has helped us to align our product development and resources to support Microsoft’s unified communications strategy and, as a result, we believe we are positioned to partner with other Microsoft solution providers. Through alliances with well-respected systems integrators and resellers, we are establishing channels for our products into the enterprise and government markets.

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

Acquire companies that provide complementary technology, products or capabilities. As we continue to penetrate the government and enterprise sectors, our customers have provided us valuable feedback on their needs beyond the scope of our current product offerings. Based on that insight and the limits of our own internal development capabilities, we expect to pursue complementary acquisitions that will enhance our product portfolio, enabling our sales force and channels to offer highly integrated and high function solutions.

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

To address needs of the U.S. Federal Government, the VX Series provides a VoIP-based secure voice solution with high bandwidth efficiency and call performance. A high bandwidth utilization rate is particularly important in expensive, limited bandwidth situations such as satellite links. The VX Series also enables the use of secure calls on IP networks. Our VX switches provide end-to-end, tactical-to-fixed site connectivity. Key features that enable high-quality secure voice calls include data compression, forward error correction, echo cancellation and jitter correction – all critical factors when operating in tactical, high-latency or unpredictable network environments. For tactical deployment, the VX Series is available in form factors small enough to fit into a backpack.

The VX Series also has specific design elements that support unified communications. The VX Series enables unified communications on both legacy PBXs and IP-PBX’s, providing support for devices based on SIP, as well as unified communications and unified messaging.

Our VX Series product line consists of the VX1800, VX1200, VX900, VX900T, and the VX400.The VX1800 is a relatively large capacity switch, supporting voice applications related to both the commercial and Federal markets. The VX1200 contains features at a cost point intended to satisfy the requirements of the enterprise UC market. The VX900 supports one to eight T1/E1 connections or 240 simultaneous voice calls, with support for Secure Telephone Unit (STU) phones. The VX900 chassis is one rack unit (1RU) high and the field-deployable VX900T is approximately half the size. The VX400 is the first deployment of our VX Series on DTECH LABS, Inc.’s second generation mobile VoIP hardware platform. Targeted at the tactical government, military and first-responder markets, the VX400 offers the functionality already available in our VX900, but is designed to support one to four tactical secure call users, plus data, over an IP-based satellite network infrastructure.

Our VXe software release, introduced last fall, offers enhanced value to enterprise voice customers by reducing the network infrastructure footprint and lowering the operational and capital costs for UC deployments. This solution is suited to large enterprises with multi-site locations such as banks, retail stores, and professional services firms that typically have multi-site requirements.

In fiscal 2010, 2009, and 2008, our VX Series and predecessor products accounted for 22.3%, 19.8% and 29.2% of product revenue, respectively.

SmartSIP product line – SIP for OCS:

We recently acquired the SmartSIP software and customer base from Evangelyze Communications. SmartSIP, running on hybrid gateways or on a standalone server, allows standard SIP phones to be provisioned and used as extensions in a Microsoft OCS deployment. With SmartSIP, expected to be available early in fiscal 2011, an enterprise that has already invested in SIP phones or an IP-PBX and now considering a deployment of OCS, can use that equipment rather than purchasing new SIP phone systems.

Quintum Series – our multipath VoIP gateways:

Our Quintum platform addresses VoIP gateway technologies for small- to mid-sized businesses. Having similar architecture to our VX Series products, Quintum Series products support general business VoIP applications and are sold at lower price points than the VX Series. Like the VX Series, Quintum products support “any to any” multipath switching, provide branch office survivability, and are designed to simplify deploying VoIP applications into existing legacy voice networks. The Quintum products also have a broad set of interfaces and configurations that allow them to be integrated into nearly any type of existing voice network, supporting as few as two analog ports and as many as 32 T1/E1 trunks or 960 VoIP calls. Quintum products are sold into a variety of VoIP applications including: multi-office VoIP trunking, IP-PBX support and branch office gateways, service provider VoIP “customer premise equipment”, and now UC applications. We also have a number of relationships where these products support applications of major VoIP system and services vendors including Microsoft, Nortel, Avaya, NEC Sphere and others.

In fiscal 2010, 2009, and 2008, the Quintum Series accounted for 16.6%, 23.5% and less than 10%  of product revenue, respectively.

The VX Series and Quintum Series switches and gateways have been qualified under the Microsoft Unified Communications Open Interoperability Program for Microsoft Exchange Unified Messaging, Microsoft Office Communications Server 2007 and Microsoft Office Communications Server 2007 Release 2.

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

In fiscal 2010, 2009, and 2008, our Promina products, including the Promina Broadband Shelf, accounted for 38.6%, 44.9% and 57.0% of product revenue, respectively.

The NX1000 Series – our IP-enabled multi-service platform:

The NX1000, an extension of our Promina product line, provides a flexible, cost-effective IP aggregation solution that facilitates migration of legacy traffic to IP. It is fully interoperable with the existing Promina product line, delivering an all-new architecture and built-in capability to converge legacy applications onto an IP-based network while also providing four times the bandwidth of similarly sized Promina models. The NX1000 adds multi-service aggregation capabilities to the NX Series’ product line-up and is housed in a field-deployable, compact and lightweight chassis. It fits well into tactical and first-responder applications as well as supporting applications for high speed serial or legacy migration to IP, IP-based satellite transport, and tactical to fixed-site connectivity. The NX1000 also offers higher speed data interfaces, diskless data storage, and an optional rubidium atomic clock module to provide a high level of accuracy and synchronization for bit synchronous applications over IP.

The NX5000 Series – our high speed multi-service network exchange platform:

The NX5000 Series products are high-performance networking platforms that provide high-grade data transfer between SANs and WANs and secure grid computing. Responding to increasing demand for secure, high speed, multi-service networking and LAN/SAN virtualization, NET partnered with Bay Microsystems, Inc. to develop an agile, high-speed exchange platform. This platform, the NX5000 Series, has speeds of 10 Gbps and the product architecture is scaleable to much higher speeds. The first product in our NX5000 Series, the NX5010 platform, is a next-generation, high speed multi-service aggregation and switching platform for mission-critical communications. This platform enables customers with geographically distributed computing and storage resources to connect as if they were co-located within the same LAN or data center and makes it possible to collapse into a single integrated system the multiple switches currently required to perform SAN to WAN communications. The NX5010 significantly improves our customers’ ability to transfer large amounts of data throughout disparate networks on a single switch. Initially targeted at government and financial customers, the NX5010 also addresses our customers’ increasing need for secure, high speed, versatile networking. It is scalable and compact, with a very small footprint only two rack units high. The NX5010 has been tested in field trials using a variety of protocols, including InfiniBand, IP, Ethernet, and multiprotocol label switching.

In fiscal 2010 and 2009, NX Series product sales accounted for 21.9% and 11.4% of product revenue, respectively. In fiscal 2008, the second year the NX Series products were made commercially available, sales accounted for less than 10% of total revenue.

Customers and Markets

NET is focused on the UC and secure communication markets, providing sophisticated network communications solutions to enterprises and government organizations worldwide. We pioneered multi-service networking and have been delivering this capability for more than 25 years. Our expertise is supporting the most demanding communications applications such as those that require high security, field reliability, high bandwidth or advanced features. Our customers are information and communication-intensive organizations, who may be local, national, or global in their operations. We identify our markets as two primary groups: government and enterprises. Government customers include but are not limited to U.S. defense and intelligence agencies, civilian agencies such as the Federal Aviation Administration and the Federal Emergency Management Agency, and international organizations such as NATO and foreign defense ministries, as well as resellers to such entities. We target enterprise customers in a variety of sectors such as financial services, manufacturing, transportation, and retail. In recent fiscal years, commercial sales of our Promina-based solutions have mostly been sales in emerging markets such as Eastern Europe or upgrades to our installed base in Western Europe.

Sales to the government sector represented 78.6%, 72.8% and 87.5% of NET’s revenue in fiscal 2010, 2009, and 2008, respectively. We do business with the government both as a direct contractor and as a subcontractor. A substantial portion of the revenue generated from our government customers is based on our contract with the General Services Administration (GSA), as well as through direct contracts such as with the Department of Defense and NATO. Some of these contracts may also be used by other government agencies. Our current GSA contract expires in July 2010.

In fiscal 2010, General Dynamics Corporation accounted for 22.7% of NET’s revenue. These sales are included in the sales to the government sector. In fiscal 2009, no single customer accounted for more than ten percent of NET’s revenue. In fiscal 2008, ITT (formerly EDO Corporation), a government system integrator, and SPAWAR, a U.S. defense agency, accounted for 18.4% and 13.5%, respectively, of NET’s revenue. Excluding aggregate orders from a variety of government agencies, no other single customer accounted for more than ten percent of our revenue in fiscal 2010, 2009, or 2008.

Our commercial revenue from international customers accounted for 13.8%, 9.8% and 6.9% of total revenue for fiscal years 2010, 2009, and 2008, respectively. Going forward, we believe our revenue growth in the enterprise markets will largely be driven by the acceptance of UC and other enterprise secure voice applications. As an incumbent supplier into Microsoft’s internal voice network, we are working closely with Microsoft and its key partners as they introduce new enterprise-focused unified communications and unified messaging products, of which our VX Series is a key enabler.

Competition

The market for telecommunications equipment is highly competitive and dynamic, has been characterized by rapid changes to and the convergence of technologies, and has seen a worldwide migration from existing circuit technology to packet-based IP technologies. We compete directly, both internationally and domestically, with many different companies, some of which are large established suppliers of end-to-end solutions such as Alcatel-Lucent, Avaya, Cisco Systems, Juniper Networks, Nortel, and Siemens. In addition to some of these large suppliers, a number of other smaller companies are targeting the same markets as we do. Particularly, in the UC market, Audiocodes Limited and Dialogic Corporation provide competitive solutions and are also partners with Microsoft. We believe our long operating history and strong balance sheet give us some of the advantages of larger businesses, while our small size and targeted focus give us some of the advantages of smaller companies. Our larger competitors, however, have greater overall financial, marketing and technical resources than we do and offer a wider range of networking products than we offer and can often provide customers a complete network solution. They often can compete favorably on price because their sales volume and broad product lines can allow them to make discounted sales while maintaining acceptable overall profit margins. Conversely, our smaller competitors may have more ability than we do to focus their resources on a particular product development unencumbered by the requirements to support an existing product line, allowing greater flexibility in their market strategies.

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

We intend to make greater use of distributors and integrators in some markets, especially for the VX Series product line and as a result of the addition of Quintum’s worldwide indirect sales channel, have broadened our indirect channel. Our international sales, other than those made to foreign ministries of defense, are made through indirect channels that are augmented by the efforts of a local sales force. In addition to the marketing and sale of products, international resellers provide system installation and technical support. International resellers have non-exclusive agreements to resell NET products within particular geographic areas. Resale agreements do not contain a sales commitment or required sales quota.

Backlog

We manufacture our products based upon our forecast of customer demand, and we often build products in advance of receiving firm orders from our customers. Backlog is generated upon receipt of a valid customer purchase order. Orders for NET’s products are generally placed by customers on an as-needed basis, and we typically have been able to ship these products within 30 to 90 days after the customer submits a firm purchase order. As a U.S.-based company, we are required to give priority to Federal Government rated “defense-expedite” orders, which may cause the backlog of other customers’ orders to become delinquent. Because of the possibility of customer changes in delivery schedules or cancellation of orders, NET’s backlog as of any particular date may not be indicative of sales in any future period.

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

Through a contractual arrangement with the Company, CACI International Inc. (CACI) has certain rights to provide maintenance and other services to the Company’s Federal customers. Under the current arrangement, both companies sell services for NET products, other than the Quintum Series products, and each company is responsible for various aspects of service delivery. CACI is responsible for maintenance support for first-level calls and on-site repairs, NET provides spares logistics and bug fixes; and both companies provide training services. Under a revenue-sharing arrangement, revenue from maintenance services is shared between both companies, regardless of which company sells the services. The receipts from sales of these services are shared based on a pre-determined percentage, which is currently 37% for NET and 63% for CACI but may be higher or lower based upon the total annual amount of sales of these services. As such, 63% of NET’s receipts that are subject to the agreement is remitted to CACI, and conversely, 37% of CACI’s receipts that are subject to the agreement is remitted to the Company. Receipts from sales of training services are shared based on sales volumes but to date, training services revenues have not been significant for either NET or CACI. The Company records amounts derived from sales by NET as gross revenue and records amounts remitted to NET by CACI as net revenue. This arrangement expires December 1, 2010, after which the Company intends to perform these services itself and to retain the revenue associated with these services.

Our Quintum Series product line is in large part sold through distributors, who generally perform service and support to the end customers.

In fiscal 2010, 2009, and 2008, service and support revenue accounted for 22.0%, 22.2% and 11.7%, respectively, of NET’s revenue.

Manufacturing

We outsource our product manufacturing. For the Promina, NX Series and VX Series, we outsource our manufacturing, including assembly and structural test, to our primary contract manufacturer, Plexus Corp. (Plexus) which is located in the U.S. For the Quintum Series product line, some manufacturing is performed by contract manufacturers in Asia and we perform final assembly and test at our own facilities in the U.S., China and Hong Kong. Each of our contract manufacturers is the sole vendor with whom we have contracted for the assemblies and finished goods they manufacture for us.

Under our agreement with Plexus, which runs through December 31, 2011, we maintain a level of control over parts procurement, design, documentation, and selection of approved suppliers. We are generally liable for any termination or cancellation of product orders, as well as excess and obsolete material, which can result, for example, from an engineering change, product obsolescence, or inaccurate component forecasting. Under the agreement, Plexus is to procure raw materials and begin manufacturing of products in accordance with our forecasts. If certain purchased raw materials or certain work-in-process items are held for greater than 90 days, we must make deposits on the aging inventory, although Plexus must make efforts to minimize our liability for the aging inventory, including returning materials to suppliers, canceling orders with suppliers, or using materials to manufacture product for its other customers. If raw material or in-process inventories are still unused and have been held for more than nine months, we must take ownership and pay for the aged inventory. Alternatively, if there is forecasted demand for such inventory, we must pay a management fee for Plexus to retain such inventory. If the forecasted demand does not materialize we must take ownership and pay for such inventory. This activity may increase our owned inventories.

At March 26, 2010, our deposit on inventory held by Plexus was $5.7 million, of which $1.7 million had been charged to a reserve for excess inventory. The deposit, including the related reserve, is included in prepaid expenses and other assets in the consolidated balance sheets.

The Company regularly evaluates its inventory, including inventory held by Plexus and the amount on deposit with Plexus. As a result of these evaluations, we recorded charges of $1.9 million and $5.2 million to cost of revenue in fiscal 2010 and 2009, respectively.

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

We are focused on continually enhancing the quality of products and services delivered to customers worldwide. This includes improving the quality of supplied components, subassemblies and internal processes. As part of this continuing process, NET is ISO 9001:2008 registered.

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

In fiscal 2010, 2009, and 2008, NET’s research and development expenditures were $19.2 million, $21.8 million and $24.3 million, respectively.

Employees

As of March 26, 2010, we had 247 full-time employees. None of our employees are represented by a labor union. We consider our employee relations to be good.

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

Over the past twenty years, a number of patents have been issued to NET in the United States, Europe and Japan. In fiscal 2010, we were granted 12 U.S. patents, and now hold a total of 68 U.S. patents. These patents will expire between May 2010 and March 2027. We expect to continue filing patent applications as we develop new products and technologies. We have not historically pursued claims against other companies based on possible infringements of our patent portfolio, but we believe that our investment in intellectual property protection can offer defenses to claims against us and may provide an additional source of future revenue.

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

Executive Officers

The executive officers of NET and their ages at May 21, 2010 are as follows:

Name

Age

Position

C. Nicholas Keating, Jr.

68

President, Chief Executive Officer and Director

James T. Fitzpatrick

56

Vice President of NET and President of NET Federal

Talbot A. Harty

46

Vice President, Chief Development Officer and Chief Information Officer

Francois P. Le

56

Vice President, Global Sales

Pete Patel

57

Vice President, Global Operations

Frank Slattery

49

Vice President and General Counsel

David Wagenseller

53

Vice President and Chief Financial Officer

C. Nicolas Keating, Jr. has served as NET’s President and CEO since July 2005 and as a Director of the Company since November 2001. From October 2000 to February 2004, Mr. Keating was President and CEO of IP Infusion, a software developer and licensor of advanced networking software for enhanced IP services. Previously, he was President and CEO of US SEARCH.com, a Web-based provider of on-line information services to individual, corporate and professional users. From 1993 to 1998, he was an advisor to a number of worldwide organizations, including AT&T and Lucent Technologies. From 1987 to 1993, he was a Vice President and corporate officer of NET. Mr. Keating is a member of the Board of Trustees of the Asian Art Museum Foundation of San Francisco and is a San Francisco City Commissioner and Vice Chair of the Asian Art Commission. He is also on the Board of Trustees of American University in Washington, D.C. Mr. Keating received his BA and MA from American University and was a Fulbright Scholar to Mexico. Prior to his business career, Mr. Keating worked in the State and Commerce Departments in international positions and served as a First Lieutenant in the United States Army.

James T. Fitzpatrick joined NET in April 2009 as President of NET Federal and an officer of the Company. Prior to joining the Company, he was Vice President of Federal Sales for Ericsson Federal (formerly Marconi Federal). At Marconi Federal, he oversaw channel sales and partner programs and was in charge of business development. Mr. Fitzpatrick previously held senior management positions at NCR and AT&T, in the areas of sales, marketing, business development and large scale program management, along with legal, financial and contract management. Mr. Fitzpatrick earned a bachelor’s degree from Marquette University and a law degree from the University of Baltimore, and did additional graduate studies in Information Technology at Johns Hopkins University.

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

Francois P. Le joined NET in 2008 as Vice President, Global Sales. Prior to joining the Company, he was Vice President of Carriers and International Sales at Tropos Networks, the market leader in delivering metro-scale Wi-Fi mesh networks. Previously, Mr. Le was Vice President of Worldwide Sales for Aperto Networks, a supplier of WiMAX broadband wireless networks, where he started sales and extended the customer base into more than 50 countries and 150 operators. Prior to that, Mr. Le was Director of Product Marketing and Business Development for WAN access products at 3Com Corporation and Vice President of International Sales with Multipoint Networks. Earlier, he held Sales Director responsibilities at NET for Europe and later Asia-Pacific and Latin America. Mr. Le holds an MBA from the Stanford Graduate School of Business and an engineering diploma from the National Institute of Applied Sciences in Lyon, France.

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

David Wagenseller joined NET in 1986 through its acquisition of ComDesign, Inc. He holds responsibility for Controllership, Treasury and Financial Planning at NET. He has held positions of increasing responsibility throughout his tenure with the Company. Mr. Wagenseller earned a Bachelor’s degree in Accounting from California State University, Dominquez Hills.

Where You Can Find More Information

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act, available free of charge on or through our Internet website located at www.net.com or the SEC’s website located at www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room located at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information on the public reference room. Stockholders may also access and download free of charge our corporate governance documents, including our Corporate Governance Guidelines, Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee Charters, and Code of Business Conduct, on or through this Internet website. In addition, any stockholder who wishes to obtain a printed copy of any of these documents should write to: Investor Relations, NET, 6900 Paseo Padre Parkway, Fremont, California 94555.

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

With the exception of fiscal 2008, we have we incurred net losses since fiscal 1998, including in fiscal 2010. Our circuit-switched product line, Promina, currently provides a substantial portion of our revenue, and the market for that product line is declining. In order for the Company to be profitable in future periods, we need our newer products to achieve commercial success. Any shortfall in revenue compared to our annual financial plan would likely require that we reduce spending, though many of our costs are fixed in the short term making it difficult to reduce spending rapidly. Reductions in research and development spending will impede the development of new products and product enhancements, which would in turn negatively affect future revenue.

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

•

the inclusion or exclusion of our stock in various indices or investment categories;

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

•

potential dilution to existing stockholders if we issue shares of common stock or other securities as consideration in an acquisition or to finance acquisitions;

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

A substantial portion of the revenue generated from our government customers is based on our contract with the GSA, which is up for renewal in fiscal year 2011. This contract imposes significant compliance and reporting obligations on us. The contract also establishes a fixed price under which government customers may purchase our products and provides for automatic mandatory price reductions upon certain events. In addition, the GSA can impose financial penalties for non-compliance, such as those we were subject to following the government’s post-award review of our commercial and government sales activity in the period 2001 to 2005.

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

We are subject to U.S. laws and regulations governing international trade and exports, including, but not limited to the Export Administration Regulations (“EAR”), International Traffic in Arms Regulations (“ITAR”), and trade sanctions against embargoed countries and destinations administered by the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury. Under these laws and regulations, we are responsible for obtaining all necessary licenses or other approvals, if required, for exports of hardware, software and technology, as well as the provision of service. For some of our products subject to EAR, the requirement for a license is dependent on the type and end use of the product, the final destination, the identity of the end user, and whether a license exception might apply. Obtaining export licenses can be difficult and time-consuming, and in some instances a license may not be available on a timely basis or at all. A determination by the U.S. government that we have failed to comply with one or more export control laws or trade sanctions, could result in civil or criminal penalties, including the imposition of significant fines, denial of export privileges, loss of revenues from certain customers, and debarment from participation in U.S. government contracts. Any one or more of these sanctions or a change in law or regulations could have a material adverse effect on our business, financial condition and results of operations.

The market for our products is highly competitive and many of our competitors have greater resources than we do.

The market for networking equipment is highly competitive and dynamic, has been characterized by rapid technological changes and shifting customer requirements, and has seen a worldwide migration from existing circuit technology to the new packet-based technologies. We compete directly, both internationally and domestically, with many different companies, some of which are large, established suppliers of end-to-end solutions, such as Alcatel-Lucent, Avaya, Cisco Systems, Juniper Networks, and Siemens AG. In addition to some of these large suppliers, a number of other smaller companies are targeting the same markets as we are. Particularly, in the unified communications market, Audiocodes Limited and Dialogic Corporation provide competitive solutions and are also partners with Microsoft.

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

Our sales through systems integrators typically involve the use of our products as components of a larger solution being implemented by the systems integrator. In these instances, the purchase and sale of our product is dependent on the systems integrator, who typically controls the timing, prioritization, and implementation of the project. Project delays, changes in priority, or solution re-design decisions by the systems integrator can adversely affect our product sales.

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

Delays in customer orders may span release schedules for new versions of our products, such that orders we expected to fulfill with one version may become orders for the next version. As a result, we may end up with less demand for the earlier version than forecasted, which could result in us holding obsolete inventory for the product. We have already established a substantial reserve for some of the inventory balance related to the NX5010 but we also have significant unreserved inventory balances on hand and owned by our contract manufacturer. Substantial charges for the write-down or write-off of obsolete inventory would adversely affect our operating results.

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

Over that past several years, we have restructured our organization and we plan ongoing process improvement and rigorous vendor management, any of which may cause disruptions to our business.

In fiscal 2010, we reorganized a number of functions and continue to seek additional ways to reduce costs and improve efficiencies, such as changes to our internal business processes and transitions to different vendors or service providers. We are establishing an arrangement with another contract manufacturer and we may transition other outsourced functions, or may outsource additional functions. These various activities are subject to a number of risks, such as diversion of management time and resources; diminished ability to respond to customer requirements, both as to products and services; and disruption of our engineering and manufacturing processes. Further, despite our efforts, the savings we expect from these actions may not be achieved, or may be achieved only after an initial increase in costs. Problems resulting from these reorganization activities, such as potential challenges maintaining our business systems and operating infrastructure, could have a material adverse effect on our business, results of operations, and financial condition, particularly if coupled with a failure to achieve the expected cost savings. In addition, changes to our business processes may require revisions to our internal controls, and may make it more difficult for us to achieve certification of our internal control over financial reporting.

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

We outsource some of our product development activities, which carries inherent risks such as reduced ability to control the timing and quality of the work product, uncertain continuity and availability of skills and knowledge, difficulties of managing and integrating the third-party development, and potential disputes over intellectual property. To the extent we use parties located in overseas jurisdictions, the intellectual property provided to or developed by the third party may, depending on the laws of the jurisdiction, be subject to weaker or significantly different intellectual property protection. In using third parties for product development, we must share with them and will receive from them various intellectual property, which increases the risk of misuse of our intellectual property, as well as the risk that the resulting product might contain items that infringe the intellectual property rights of others.

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

The market for some of our products depends on the availability and demand for other vendors’ products.

Some of our products, particularly those addressing the unified communications market, are designed to function with other vendors’ products. In these cases, demand for our products is dependent upon the availability, demand for, and sales of the other vendors’ products, as well as the degree to which our products successfully interoperate with the other vendors’ products and add value to the solution being provided to the customer. If the other vendors change the design of their products, delay the issuance of new releases, fail to adequately market their products, or are otherwise unsuccessful in building a market for their products, the demand for our products will be adversely affected.

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

ITEM 3.  LEGAL PROCEEDINGS

A subsidiary of ours, Quintum Technologies, LLC (Quintum), is party, by interpleader, to three related lawsuits in Greece filed by Lexis SA, a former distributor of Quintum products in Greece. The first two of these lawsuits were initially filed against Lexis by one of its customers, Advanced Telecom Systems (“ATS”), alleging that a set of hardware and software products acquired for ATS by Lexis failed to perform as a system. The products include Quintum’s hardware product and a software product by another vendor, Ipercom. In these first two lawsuits, the customer (ATS) seeks damages from the distributor (Lexis), and the distributor has interpleaded the product vendors, Quintum and Ipercom, asking them to pay any amounts that Lexis may be ordered to pay to ATS, who seeks a refund of amounts paid for the purchase of the hardware and software, totaling €78,215, and compensation for real and moral damages, totaling €4,054,893. The third lawsuit was initiated by one of ATS’ customers for non delivery of services, which were to be delivered through the system ATS purchased from Lexis. In this lawsuit, the ATS customer seeks various monetary damages totaling €2,859,847. ATS filed an interpleader lawsuit against Lexis and Lexis has filed the same against Quintum and Ipercom. Hearings on all the lawsuits and interpleader lawsuits are currently scheduled for October 14, 2010. We have not accrued any amounts related to the claim, as we believe that a negative outcome is not probable.

In addition to the above, we are involved in various legal proceedings from time to time that are considered normal to our business.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

For a discussion of securities authorized for issuance under equity compensation plans, see notes 9 and 10 to the consolidated financial statements. At May 21, 2010, there were approximately 637 registered stockholders of record of NET.

(c) Issuer Purchases of Equity Securities:

Issuer Purchases of Equity Securities during the quarter ended March 26, 2010: (in thousands, except shares and per share amounts)
Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs
December 26, 2009-January 22, 2010	—	—	—	$18,991,000
January 23-February 19, 2010	—	—	—	$—
February 20-March 26, 2010	—	—	—	$—
	—	—	—	$—

(1)

In addition to shares purchased under publicly announced plans or programs, 65,188 shares were acquired directly from employees as payment of tax withholding obligations upon vesting of restricted stock awards.

(2)

In February 2008, the Board of Directors approved and the Company publicly announced a plan providing for the repurchase of up to $20 million of the Company’s common stock for a period of up to twenty-four months. The program expired in February 2010, and no shares were repurchased under this program during the quarter ended March 26, 2010.

Market Price

NET’s common stock is traded on The NASDAQ Stock Market, LLC under the symbol “NWK.” Until April 23, 2009, NET’s common stock was listed on the New York Stock Exchange. The following table sets forth, for the quarterly periods indicated, the high and low sale prices of our common stock:

Fiscal 2010	Low	High
First quarter	$3.12	$4.56
Second quarter	$3.76	$7.45
Third quarter	$3.09	$7.23
Fourth quarter	$3.70	$5.65

Fiscal 2009	Low	High
First quarter	$3.20	$6.94
Second quarter	$2.49	$3.88
Third quarter	$1.76	$3.55
Fourth quarter	$2.49	$3.78

NET has never declared or paid dividends on our capital stock and does not intend to pay dividends in the foreseeable future. Our convertible debt trades in the over-the-counter market.

Information regarding equity compensation plans will be contained in the Proxy Statement in the section captioned “Equity Compensation Plan Information” and is incorporated herein by reference.

Stock Performance Graph

The graph depicted below shows NET’s stock price as an index assuming $100 invested over the five year period beginning on March 26, 2005, along with the composite prices of companies listed in the S&P 500 Index and NASDAQ Telecommunications Index. All values assume reinvestment of the full amount of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURNS
$160
$140
$120
$100
$80
$60
$40
$20
$-
Mar-05
Mar-06
Mar-07
Mar-08
Mar-09
Mar-10
Network Equipment Technologies, Inc.
S & P 500 Index
NASDAQ Telecommunications Index

Fiscal year ending	2005	2006	2007	2008	2009	2010
Network Equipment Technologies, Inc.	100.00	55.92	136.62	90.56	51.13	75.35
S&P 500 Index	100.00	110.54	121.29	112.28	69.65	99.59
NASDAQ Telecommunications Index	100.00	125.50	131.99	126.78	85.14	126.82

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

The information presented below reflects the impact of certain significant transactions, including the acquisition of Quintum in fiscal 2008, and the adoption of certain accounting pronouncements, which makes a direct comparison difficult between each of the last five fiscal years. For a complete description of matters affecting the results in the tables below, including the acquisition of Quintum by the Company in fiscal 2008, see “Notes to Consolidated Financial Statements” in Item 8.

(in thousands, except per share amounts)

Fiscal year ended	2010	2009	2008	2007	2006
Total revenue	$74,494	$65,788	$116,144	$84,094	$69,768
Net income (loss)	$(17,843)	$(53,503)	$7,145	$(16,194)	$(27,235)
Basic net income (loss) per share	$(0.61)	$(1.85)	$0.26	$(0.65)	$(1.10)
Diluted net income (loss) per share	$(0.61)	$(1.85)	$0.25	$(0.65)	$(1.10)
Total assets	$117,686	$133,433	$269,333	$134,019	$136,678
3 ¾% convertible senior notes	$10,500	$13,000	$85,000	$—	$—
7 ¼% convertible subordinated debentures	$23,704	$23,704	$24,706	$24,706	$24,706
Other long-term liabilities	$2,161	$4,568	$6,295	$3,886	$673

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

For a contract related to funded research and development activities, we recognize revenue and related costs in accordance with the provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 605, Revenue Recognition. We account for this contract using the completed contract method because we have determined that reasonable estimates of gross profit and percentage of completion are not available. All revenues and related costs are deferred until the contract is completed. Because the completed contract method precludes recognition of performance under the contract as the work progresses, it does not reflect current financial performance when the contract extends beyond one accounting period, and it therefore may result in uneven recognition of revenue, related cost of revenues and gross margin.

Through a contractual arrangement with NET, CACI International Inc. (CACI) has certain rights to provide maintenance and other services to our Federal customers. Under the current arrangement, both companies sell services for NET products, other than the Quintum Series products, and each company is responsible for various aspects of service delivery. CACI is responsible for maintenance support for first-level calls and on-site repairs, NET provides spares logistics and bug fixes and both companies provide training services. Under a revenue-sharing arrangement, revenue from maintenance services is shared between both companies, regardless of which company sells the services. The receipts from sales of these services are shared based on a pre-determined percentage, which is currently 37% for us and 63% for CACI but may be higher or lower based upon the total annual amount of sales of these services. As such, 63% of our receipts that are subject to the agreement is remitted to CACI, and conversely, 37% of CACI’s receipts that are subject to the agreement is remitted to us. Receipts from sales of training services are shared based on sales volumes but to date, training services revenues have not been significant for either NET or CACI. We record amounts derived from sales by us as gross revenue and we record amounts remitted to us by CACI as net revenue. This arrangement expires December 1, 2010, after which we intend to perform these services ourselves and to retain the revenue associated with these services.

Revenue on sales through resellers is recognized upon transfer of title to the reseller. Many of the sales to our resellers are based upon firm commitments from their end customer; as a result, these resellers carry little or no NET stock. For our Promina, VX, and NX products, our customers generally do not have the right to return the equipment. For our Quintum product line, our customers are subject to agreements allowing for limited rights of return and price protection. Accordingly, revenues are reduced for our estimates of liability related to these rights. The estimate for returns is recorded at the time the related sale is recognized and is adjusted periodically based on historical rates of returns and other related factors. The reserves for price protection are recorded at the time these programs are offered. Price protection is estimated based on specific programs, expected usage and historical experience.

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

Inventory and Contract Manufacturer Liabilities:  Under an agreement with our primary contract manufacturer, Plexus Corp. (Plexus), which runs through December 31, 2011, we maintain a level of control over parts procurement, design, documentation, and selection of approved suppliers. We are generally liable for any termination or cancellation of product orders, as well as excess and obsolete material, which can result, for example, from an engineering change, product obsolescence, or inaccurate component forecasting. Under the agreement, Plexus is to procure raw materials and begin manufacturing of products in accordance with our forecasts. If certain purchased raw materials or certain work-in-process items are held for greater than 90 days, we must make deposits on the aging inventory, although Plexus must make efforts to minimize our liability for the aging inventory, including returning materials to suppliers, canceling orders with suppliers, or using materials to manufacture product for its other customers. If raw material or in-process inventories are still unused and have been held for more than nine months, we must take ownership and pay for the aged inventory. Alternatively, if there is forecasted demand for such inventory, we must pay a management fee for Plexus to retain such inventory. If the forecasted demand does not materialize we must take ownership and pay for such inventory. This activity may increase our owned inventories.

At March 26, 2010, our deposit on inventory held by Plexus was $5.7 million, of which $1.7 million had been charged to a reserve for excess inventory. The deposit, including the related reserve, is included in prepaid expenses and other assets in the consolidated balance sheets.

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

We performed an impairment analysis of our goodwill and long-lived assets in fiscal 2009. As a result of this analysis, we recorded, in fiscal 2009, impairment charges of $16.8 million, which are included in the captions “Impairment of long-lived assets” in the accompanying consolidated statements of operations. Of the total long-lived asset impairment recorded in fiscal 2009, $12.5 million related to assets recorded in connection with the purchase of Quintum, $3.7 million related to a license and development agreement, $258,000 related to property and equipment and $320,000 related to prepaid licenses acquired by Quintum which were determined not to have value as the Company integrated product strategies.

Also in fiscal 2009, we recognized a goodwill impairment loss in the amount of $27.4 million which was the excess of the carrying value of goodwill over its implied fair value.

Warranty Accruals: We warrant hardware product, generally for twelve months, and software, generally for 90 days. The software warranty entitles the customer to bug fixes but not software upgrades during the warranty period. Our methodology is to accrue warranty expense based on historical expense trends calculated as a percentage of product sales. Actual expenses are charged against the accrual in the period they are incurred. On a quarterly basis, the warranty accrual is analyzed for adequacy based on actual trends and subsequent adjustments are made as necessary.

Vacated Facilities: In fiscal 2007, we recorded a charge of $10.1 million of which $4.6 million related to estimated future net costs of our former manufacturing facility. In determining the amount of this charge, we made certain estimates, including future sublease rents to be received, future rent increases to be paid to our current landlord, allocation of original construction costs, and future operating costs. We executed a sublease for a portion of the facility in fiscal 2008, on financial terms consistent with the estimates. In fiscal 2009, we recorded additional restructuring cost of $1.1 million due to a change in our estimate of the cost to vacate our former manufacturing facility. We will adjust the liability over the remaining term of the lease for future changes in terms, estimates used, or actual costs incurred and sublease revenues received.

Stock-based Compensation:. We recognize stock-based compensation expense for all share-based payment awards including employee stock options and restricted stock awards. We value stock-based compensation expense for expected-to-vest stock-based awards under the single-option approach and we amortize stock-based compensation expense on a straight-line basis, net of estimated forfeitures. We recognize the value of the portion of the award that is ultimately expected to vest over the requisite service periods in our consolidated statements of operations.

We estimate the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. The fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Our computation of expected volatility is based on historical volatility commensurate with the expected term of the options. The risk-free interest rate used in the Black-Scholes option-pricing formula is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term commensurate with the expected term of the options. The expected dividend assumption is based on our current expectation that we will not pay out cash dividends in the foreseeable future. We estimated the expected term of options granted in fiscal 2010, 2009 and 2008 using vesting periods of awards and historical data such as past experience and post vesting cancellations. We believe these calculations provide reasonable estimates of expected life for stock–based awards to employees.

Deferred Taxes: We determine our income taxes in each of the jurisdictions in which we operate which involves estimating our actual current tax expense together with assessing temporary differences resulting from recognition of items for income tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from taxable income during the carryback period or in the future, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Our most significant deferred tax assets are net operating losses, for which we provide a valuation allowance based on our estimation of the likelihood of recovery. During fiscal 2008, we determined that it was more likely than not we will realize a portion of our United Kingdom (UK) net operating loss carryforwards and removed the associated valuation allowance. All other deferred tax assets in the United States and other, foreign, jurisdictions, carry a full valuation allowance. FASB ASC Topic 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Based upon the weight of available evidence, which included the Company’s historical operating performance and reported cumulative net losses, we provided a full valuation allowance against our U.S. and most of our foreign net deferred tax assets. There is no valuation allowance against our UK deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis.

Effective the beginning of fiscal 2008, we adopted the provisions of FASB ASC Topic 740, Income Taxes, which clarifies the accounting for uncertainty in tax positions and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We record interest and penalties related to income tax matters in income tax expense.

Tax years from 1999 in the U.S. and 2004 in our primary foreign jurisdictions remain open for examination. Although the timing of resolution and closure of audits is highly uncertain, we do not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next twelve months.

Results of Operations

The following table sets forth selected data derived from our consolidated statements of operations expressed as a percentage of revenue for the periods presented:

	Year Ended
Percent of revenue	March 26, 2010	March 27, 2009	March 28, 2008
Product	78.0%	77.8%	88.3%
Service and other	22.0	22.2	11.7
Total revenue	100.0	100.0	100.0

Product gross margin	52.0	39.9	56.1
Service and other gross margin	14.6	1.2	9.2
Total gross margin (1)	43.8	16.0	50.7

Sales and marketing	26.4	32.2	17.4
Research and development	25.8	33.2	20.9
General and administrative	15.9	19.9	9.8
Impairment of goodwill and long-lived assets	—	52.0	—
Restructure and other costs	—	3.6	0.1
Total operating expenses	68.1	140.9	48.2
Income (loss) from operations	(24.3)	(124.9)	2.5

Interest income	2.0	5.6	4.4
Interest expense	(3.1)	(5.9)	(2.5)
Other income, net	1.5	44.0	0.3
Income (loss) before taxes	(23.9)	(81.2)	4.7
Income tax provision (benefit)	0.1	0.1	(1.5)
Net income (loss)	(24.0)%	(81.3)%	6.2%

(1)

Total gross margin includes effect of impairment of long-lived assets of $10.1 million in fiscal 2009.

Overview and Highlights

•

Total revenue was up 13.2% in fiscal 2010. The increase in fiscal 2010 was due to greater product revenue from government customers and to $1.5 million of externally funded research and development revenue, recognized in fiscal 2010 upon achievement of certain milestones. The funded research and development consisted of $1.3 million of service and other revenue and $239,000 of product revenue. We recognized no revenue from funded research and development in fiscal 2009.

•

Our sales to the government sector continue to account for a majority of our revenue, and fluctuate from quarter to quarter based upon the timing of orders. As a percentage of total revenue, revenue from government customers was 78.6% in fiscal 2010 compared to 72.8% in fiscal 2009. Spending by government customers is dependent upon the size of budget allocations, the timely passage of the annual federal budget, and the timing of specific programs. In addition, government customers may purchase large quantities of equipment from us in a single quarter, often with orders totaling $2 to $5 million or more, and then make no purchases in other quarters, making quarterly comparisons difficult. For example, in fiscal 2010, we achieved quarterly revenue ranging from $84,000 to $6.2 million for NX1000 sales from a single government program.

•

Sales of our NX1000 product grew 142.8% in fiscal 2010. The NX product is an extension of our Promina product line and allows Promina customers to IP enable their networks. Promina revenue for fiscal 2010 was $21.2 million, a 2.6% decline compared to fiscal 2009. Promina products, which are based on time division multiplexing, continue to perform well for certain applications and we have a large installed base, particularly in the government. As a result, we expect to see orders for Promina products for the next few years, but at a declining rate. Our VX Series is a VoIP and unified communications platform with advanced network control and security features. In addition to secure voice applications for the government, the VX Series platform provides enterprise customers with telephony integration for unified communications and unified messaging. Our Quintum Tenor platform provides the basic functionality of a VoIP gateway, along with other features. Product revenue from our VX series was $13.0 million, a 28.3% increase compared to fiscal 2009, due to higher demand for UC and SIP trunking applications while revenue from Tenor series products decreased.

•

We expect our mix of product sales and our sector mix to fluctuate quarter to quarter. Our customers continue to move to IP-based communications at varying speeds, and spending by government customers fluctuates for the reasons noted above. The following table shows product revenue from our Promina product as well as total revenue from our government customers:

(in thousands)	Year Ended			Year Ended
	March 26, 2010	March 27, 2009	FY10 vs FY09	March 28, 2008	FY09 vs FY08
Revenue from government customers	$58,580	$47,906	22.3%	$101,577	(52.8)%
% of total revenue	78.6%	72.8%		87.5%

Promina product revenue	$21,165	$21,731	(2.6)%	$54,297	(60.0)%
% of product revenue	36.4%	42.4%		52.9%

•

We reduced our operating expenses in fiscal 2010. Operating expenses were lower by 45.3% in fiscal 2010 compared to fiscal 2009 due principally to absence of impairment charges which affected operating expenses in fiscal 2009. Charges for impairment of goodwill and intangible assets were none in fiscal 2010 and $34.2 million in 2009. Cost reduction initiatives, which affected all functional areas, also contributed to the decrease in operating expenses and were responsible for a decrease of $5.4 million, or 9.6%, in recurring operating expenses in fiscal 2010 compared to fiscal 2009.

•

We continue to manage expenses and cash tightly. Expense for sales and marketing, research and development, and general and administrative each declined in fiscal 2010 compared to fiscal 2009. On a temporary basis, since the beginning of fiscal 2010, most of our domestic employees have taken a 7.5% salary reduction, with executives taking reductions of 10% to 15%. The salary reductions were offset by grants of restricted stock.

Revenue

(in thousands)	Year Ended			Year Ended
	March 26, 2010	March 27, 2009	FY10 vs FY09	March 28, 2008	FY09 vs FY08
Product	$58,142	$51,202	13.6%	$102,608	(50.1)%
Service and other	16,352	14,586	12.1	13,536	7.8
Total revenue	$74,494	$65,788	13.2%	$116,144	(43.4)%

Total revenue was higher in fiscal 2010 primarily due to increased product revenue from government customers, and from the recognition of $1.5 million of revenue for funded research and development, which had been previously deferred and was recognized in fiscal 2010 upon achievement of certain milestones.

Product revenue was higher in fiscal 2010 over the comparable prior-year period as a result of higher NX1000 and VX product sales, partially offset by declines in Promina and Quintum Tenor revenue. Increased revenue from our NX1000 product resulted primarily from the U.S. Army Win-T program that uses the NX1000 in the Defense Information System network. Sales associated with the basic VoIP applications that were a large part of the traditional Quintum business have declined as we shift our focus to more-advanced UC, SIP-trunking, and other applications supported by our VX Series products.

Service and other revenue increased in fiscal 2010, primarily a result of the recognition of the $1.3 million of previously deferred service and other revenue in the second quarter. Significant fluctuations in our service and other revenue can occur as a result of factors affecting the timing of the recognition of revenue, including customer deployment schedules and contractual acceptance provisions.

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

Service revenue increased in fiscal 2009, due mostly to an increase in service to government customers.

Gross Margin

	Year Ended
	March 26, 2010	March 27, 2009	March 28, 2008
Product gross margin	52.0%	39.9%	56.1%
Service and other gross margin	14.6	1.2	9.2
Total gross margin (1)	43.8%	16.0%	50.7%

(1)

Total gross margin includes effect of impairment of long-lived assets of $10.1 million in fiscal 2009.

Total gross margin increased in fiscal 2010 compared to fiscal 2009 as a result of increased product and service gross margins.

Product gross margin increased in fiscal 2010 compared to fiscal 2009 due primarily to:

•

An absence of impairment charges. We recorded impairment charges of $10.1 million in fiscal 2009.

•

Lower fixed costs. In fiscal 2010, our fixed manufacturing costs were $5.1 million, compared to $6.1 million in fiscal 2009. This reduction in fixed costs resulted from various cost reduction programs.

•

Lower inventory reserve charges. In fiscal 2010, inventory reserve charges were $1.9 million compared to $5.2 million in fiscal 2009. The largest portion of our inventory reserves, including those taken in fiscal 2009, were in response to reduced product sales due to delayed government programs involving our NX5010 product. We believed these delays would hurt demand for this product, as a new generation of the product was expected in fiscal 2010. We currently expect that the unreserved NX5010 inventory balances on hand of $521,000, will be sold prior to the introduction of the new generation products, but we will continue to evaluate this inventory as well for possible impairment.

•

An absence of amortization charges on developed technology. In fiscal 2009, we recorded charges of $592,000 for amortization of developed technology acquired from Quintum, which was charged to product cost. There were no similar amortization charges in fiscal 2010 because we recorded an asset impairment charge for the full carrying value of developed technology in the second quarter of fiscal 2009.

Service and other gross margin increased in fiscal 2010. The increase was primarily a result of the recognition of the $1.3 million of previously deferred service and other revenue, as well as generally higher revenues and lower costs. Cost savings were realized through headcount reductions, cost reduction initiatives and related expense savings.

Total gross margin decreased in fiscal 2009 compared to fiscal 2008 primarily as a result of decreased product gross margin and impairment charges of $10.1 million recorded in fiscal 2009. Impairment charges in fiscal 2009 represented 19.6% of product revenue and reduced total gross margin by 15.3%.

Product gross margin in fiscal 2009 declined, compared to fiscal 2008, primarily as a result of:

•

Fixed costs being absorbed by lower product revenue. In fiscal 2009, fixed manufacturing costs represented 11.9% of product revenue compared to 7.3% of product revenue in fiscal 2008.

•

Higher inventory reserves. In fiscal 2009, we increased reserves for inventory as a result of lower-than-expected product demand. These charges represented 10.1% of fiscal year product revenue compared to 1.5% for fiscal 2008. The largest portions of these reserves were due to delayed government programs involving our NX5010 product.

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

Service gross margin declined in fiscal 2009, compared to fiscal 2008, principally as a result of the additional service cost associated with the acquisition of Quintum. Traditionally, Quintum has generated a negative margin on service revenue.

Service gross margin will typically vary over time due to the volume and timing of service contract initiations and renewals, customer training schedules, and changes in the mix of services between fixed-cost or time and materials based services.

Operating Expenses

(in thousands)	Year Ended			Year Ended
	March 26, 2010	March 27, 2009	FY10 vs FY09	March 28, 2008	FY09 vs FY08
Sales and marketing	$19,647	$21,161	(7.2)%	$20,178	4.9%
Research and development	19,229	21,817	(11.9)	24,279	(10.1)
General and administrative	11,824	13,120	(9.9)	11,373	15.4
Impairment of goodwill and long-lived assets	—	34,197	(100.0)	—	100.0
Restructure and other costs	17	2,423	(99.3)	175	1,284.6
Total operating expenses	$50,717	$92,718	(45.3)%	$56,005	65.6%

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

Sales and marketing expense decreased in fiscal 2010 by $1.5 million. Changes in sales and marketing expenses were as follows:

•

Cost-reduction initiatives were responsible for the following expense reductions:

o

Payroll-related and consultancy costs were lower by $1.3 million in fiscal 2010 due principally to the effects of lower headcount and temporary salary reductions.

o

Marketing communication costs were lower by $758,000 in fiscal 2010. The higher level of cost in fiscal 2009 was principally due to a new customer acquisition program which ran through the first three quarters of fiscal 2009 and advertising costs relating to programs that have been discontinued in fiscal 2010.

o

Travel and entertainment costs were lower by $367,000 in fiscal 2010.

•

There was no amortization of purchased intangibles in fiscal 2010. Intangibles amortization expense was $663,000 in fiscal 2009.

•

Other miscellaneous sales and marketing costs were lower by $189,000 in fiscal 2010. The change was largely due to reduced consignment inventory reserve charges in fiscal 2010.

•

Offsetting these reductions, sales commissions were higher in fiscal 2010 by $827,000, reflecting higher product revenue and bookings. Non-cash stock-based compensation was higher in fiscal 2010 due to the effect of restricted stock grants awarded in connection with salary reductions, $205,000, and to charges of $224,000 for award modifications incurred in the first quarter of fiscal 2010 in connection with the retirement of our former Federal sales executive. The reduction in payroll-related and consultancy costs for fiscal 2010 was net of employee separation costs of $490,000 also incurred in connection with the retirement of our former Federal sales executive.

Research and development expense decreased in fiscal 2010 by $2.6 million due primarily to the effect of cost reduction programs as we consolidated our research and development plans into a single company-wide strategy. Changes in research and development expenses were as follows:

•

Cost reduction initiatives were responsible for the following expense reductions:

o

Payroll-related and consultancy costs were lower by $2.4 million for fiscal 2010, due to lower headcount and temporary salary reductions.

o

Depreciation and other operating expenses were lower by $498,000 in fiscal 2010.

o

Engineering related costs were lower by $44,000 in fiscal 2010, due primarily to consolidation of development resources.

o

Allocations of shared expenses, including facilities and information technology costs, were lower by $188,000 in fiscal 2010, due to a reduction in company-wide allocated costs and also to revised allocation percentages to reflect actual utilization of facilities and services.

o

Other miscellaneous research and development costs were lower by $85,000 in fiscal 2010.

•

These expense reductions were partially offset by non-cash stock-based compensation, which was higher by $613,000 in fiscal 2010, due to the effect of restricted stock grants, awarded mostly in connection with offsets to salary reductions.

General and administrative expense was lower in fiscal 2010 by $1.3 million due primarily to the effect of company-wide cost reduction programs, partially offset by employee separation costs incurred in connection with the departure of our former Chief Financial Officer. Changes in general and administrative expenses were as follows:

•

Cost reduction initiatives were responsible for the following expense reductions:

o

Payroll related and consultancy costs were lower by $1.2 million, due to lower headcount, temporary salary reductions and reduced usage of consultants.

o

Outside services, which include audit and tax related services as well as external reporting costs, decreased by $426,000. This decrease was due in part to elimination of redundant Quintum-related costs and also because impairment-related costs incurred in fiscal 2009 were not incurred in fiscal 2010.

o

Other operating expenses decreased by $272,000.

o

Allocations of shared expenses, including facilities and information technology costs, were lower by $213,000, due to a reduction in company-wide allocated costs and also to revised allocation percentages to reflect actual utilization of facilities and services.

•

There was no amortization of purchased intangibles in fiscal 2010, versus intangibles amortization expense of $88,000 in fiscal 2009.

•

Offsetting these savings, legal costs were higher in fiscal 2010 by $250,000, principally due to patent lawsuit defense costs. Non-cash stock compensation was higher by in fiscal 2010 due to charges of $362,000 for award modifications incurred in the first quarter of fiscal 2010 in connection with the departure of our former Chief Financial Officer. The effect of this charge was partially offset by reduced stock compensation expense for all other general and administrative employees, which was lower by $223,000 in fiscal 2010. In addition, we incurred employee separation costs of $516,000 in fiscal 2010, also in connection with the departure of our former Chief Financial Officer.

Restructuring charges and recoveries in fiscal 2010 were not material and principally were a result of employee separation costs relating to corporate restructuring initiatives. Restructuring charges in fiscal 2009 also related to corporate restructuring initiatives, and primarily resulted from a change in our estimate of the cost to vacate certain facilities as well as costs relating to headcount reductions.

Total operating expenses increased in fiscal 2009, compared to fiscal 2008, due primarily to charges for the impairment of goodwill and long-lived assets. The acquisition of Quintum, which occurred late in the third quarter of fiscal 2008, also contributed to the overall increase in operating expenses in fiscal 2009 because fiscal 2009 operating expense includes a full year of Quintum operations while fiscal 2008 operating expense includes approximately four months of Quintum operations. During fiscal 2009, we fully integrated Quintum operating functions and reduced Quintum headcount from 71 at March 2008 to 62 at March 2009.

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

We performed an impairment analysis of our goodwill and long-lived assets in fiscal 2009. As a result of this impairment analysis, we recorded impairment charges of $16.8 million in fiscal 2009. Of the total long-lived asset impairment recorded in fiscal 2009, $12.5 million related to assets recorded in connection with the purchase of Quintum, $3.7 million related to a license and development agreement, $258,000 related to property and equipment and $320,000 related to prepaid licenses acquired by Quintum which were determined not to have value as the Company integrated product strategies. Also as a result of this impairment analysis, we recorded a goodwill impairment loss in the amount of $27.4 million which was the excess of the carrying value of goodwill over its implied fair value.

Non-Operating Items

(in thousands)	Year Ended			Year Ended
	March 26, 2010	March 27, 2009	FY10 vs FY09	March 28, 2008	FY09 vs FY08
Interest income	$1,514	$3,660	(58.6)%	$5,055	(27.6)%
Interest expense	$(2,271)	$(3,862)	(41.2)%	$(2,847)	35.7%
Other income, net	$1,101	$28,944	(96.2)%	$404	7,064.4%

Interest income was lower in fiscal 2010 due to lower average cash balances and, to a lesser extent, to lower average interest earned on investments. Average cash balances were lower primarily due to the effect of operating losses in fiscal 2010 and 2009, as well as the use of cash to repurchase and retire a total of $75.5 million of the outstanding 3¾% convertible senior notes and 7¼% redeemable convertible subordinated debentures.

Interest expense was lower in fiscal 2010 reflecting the retirement of a portion of our outstanding debt through repurchases in both fiscal 2010 and 2009. In fiscal 2010 we repurchased and retired $2.5 million of the principal amount of our outstanding 3¾% convertible senior notes. We realized a net gain on this extinguishment of debt of $555,000, consisting of a $625,000 gain resulting from the repurchase of debt at below principal, partially offset by a $70,000 write-off of unamortized deferred financing costs related to the repurchased debt. The net gain on this transaction was recorded as non-operating income.

Interest income was lower in fiscal 2009 compared to fiscal 2008 despite slightly higher average cash balances, due to the effect of lower interest rates earned on investments. Interest expense was higher in fiscal 2009 compared to fiscal 2008 as a result of the December 2007 issuance of 3¾% convertible senior notes.

Other income (expense) consisted of:

(in thousands)	Year Ended			Year Ended
	March 26, 2010	March 27, 2009	FY10 vs FY09	March 28, 2008	FY09 vs FY08
Loss on foreign exchange	$(45)	$(428)	(89.5)%	$(131)	226.7%
Gain on extinguishment of debt	555	28,927	(98.1)%	—	100.0
Foreign currency translation adjustment due to dissolution of German subsidiary	—	—	—	385	(100.0)
Realized gain on available-for-sale securities	569	450	26.4%	158	184.8

Other	22	(5)	(540.0)%	(8)	(37.5)
	$1,101	$28,944	(96.2)%	$404	7,064.4%

In fiscal 2010 we repurchased and retired $2.5 million of the principal amount of our outstanding 3¾% convertible senior notes. We realized a net gain on this extinguishment of debt of $555,000, consisting of a $625,000 gain resulting from the repurchase of debt at below principal, partially offset by a $70,000 write-off of unamortized deferred financing costs related to the repurchased debt.

In fiscal 2009, we retired $72.0 million of our outstanding 3¾% convertible senior notes at a discount to the original issue price. The retirement was accomplished by repurchasing the 3¾% notes at a discount to the original issue price. The repurchase of the 3¾% notes at below principal generated a gain of $30.8 million, which was partially offset by a write-off of $2.2 million of unamortized deferred financing costs, for a net realized gain of $28.6 million. We also retired $1.0 million of our outstanding 7¼% redeemable convertible subordinated debentures. This retirement was also accomplished by repurchasing the 7¼% debentures at a discount to the original issue price. The repurchase of the 7¼% debentures at below principal generated a gain of $360,000, which was offset by a write-off of $7,000 of unamortized deferred financing costs, for a net realized gain of $353,000.

Income Tax Provision (Benefit)

Income tax provision of $72,000 for fiscal 2010 was due primarily to provisions related to international operations, offset in part by a benefit of $77,000 for a U.S. federal refundable credit as provided by the Housing and Economic Recovery Act of 2008 (“Act”). The Act, signed into law in July 2008, allows taxpayers to claim refundable alternative minimum tax or research and development credit carryovers if they forego bonus depreciation on certain qualified fixed assets placed in service from the period between April 2008 and December 2009.

Income tax provision of $67,000 for fiscal 2009 was due primarily to provisions related to international operations, offset in part by a benefit of $100,000 for a U.S. federal refundable credit as provided by the Act.

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

Cash Balances:  As of March 26, 2010, cash and cash equivalents, short-term investments and restricted cash were $81.0 million, as compared to $98.2 million as of March 27, 2009. These amounts at March 26, 2010 were invested 63.1% in U.S. government and municipal agency investments and cash equivalents, primarily money market funds.

Cash Flows from Operating Activities:

Net cash provided by (used in) operating activities was ($12.9 million), ($21.1 million), and $9.2 million in fiscal 2010, 2009 and 2008, respectively.

Net cash used in operating activities was $12.9 million in fiscal 2010 compared to $21.1 million in fiscal 2009, a difference of $8.2 million. The decrease in net cash used in operating activities in fiscal 2010 compared to fiscal 2009 resulted principally from the following.

•

The collective effect of lower net loss, lower non-cash impairment charges and lower non-cash gains on extinguishment of debt in fiscal 2010 was a decrease in net cash used operating activities of $19.8 million.

•

The effect of lower collections on accounts receivable, principally because revenues in the fourth quarter of fiscal 2009 were lower than in the fourth quarter of fiscal 2008 was an increase in cash used in operating activities of $22.5 million.

•

The effect upon cash of other non-cash charges and changes in assets and liabilities, principally prepaid assets and accounts payable, was a decrease in cash used in operating activities of $10.9 million.

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

DSO was 65 days and 51 days at March 26, 2010 and March 27, 2009, respectively. Our target DSO is less than 70 days.

Cash Flows from Investing Activities:

Net cash provided by (used in) investing activities was $4.4 million, $37.4 million and ($67.4 million) in fiscal 2010, 2009 and 2008, respectively.

Net cash provided by investing activities was $4.4 million in fiscal 2010 compared to $37.4 million in fiscal 2009. The principal reason for this change was the net effect upon cash of purchases, sales and maturities of short-term investments. These activities provided net cash of $5.5 million in fiscal 2010 and $39.6 million in fiscal 2009. In fiscal 2009, the Company used the net cash provided by purchases, sales and maturities of short-term investments to fund the repurchases of debt and common stock.

In fiscal 2009, net cash provided by purchases, sales and maturities of short-term assets was $39.6 million. We spent $1.0 million for property and equipment and $1.2 million to establish restricted cash.

In fiscal 2008, we used $21.2 million for the cash portion of the Quintum acquisition price and transaction costs. Purchases of short-term investments, net of sales and maturities, consumed cash of $40.6 million. We spent $3.1 million for property and equipment, including our replacement ERP system, and paid $2.5 million under our expanded agreement with a third-party technology supplier. We may make additional payments to the technology supplier totaling $2.5 million in future periods, dependent upon deliverables by the supplier.

Cash Flows from Financing Activities:

Net cash provided by (used in) financing activities was ($2.4 million), ($43.1 million) and $92.2 million in fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

Net cash used in financing activities was $2.4 million in fiscal 2010 and $43.1 million in fiscal 2009. In both fiscal 2010 and fiscal 2009, our principal financing activities were repurchases of debt and common stock. In fiscal 2010 we paid $1.9 million to repurchase a portion of our outstanding 3¾% convertible senior notes. We also paid $1.2 million to repurchase common stock from employees to satisfy withholding-tax obligations arising from the vesting of restricted stock awards. Cash provided by proceeds from exercises of stock options was $661,000 in fiscal 2010. Future proceeds to us from the issuance of common stock under employee stock plans will be affected primarily by fluctuations in our stock price.

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

Stock Repurchase Plan:

In February 2008, the Board of Directors approved a stock repurchase plan for a period of up to twenty-four months. We first repurchased shares under the 2008 program in fiscal 2009. In fiscal 2009, we repurchased a total of 258,000 shares under the 2008 program at an average price of $3.90 per share for a total price of $1.0 million. We did not repurchase shares under this program in fiscal 2010 and the plan expired in the fourth quarter of fiscal 2010.

Summary Disclosures about Contractual Obligations and Commercial Commitments: The following table provides a summary of our contractual obligations and other commercial commitments as of March 26, 2010:

(in thousands) Contractual obligations	Total	2011	2012 to 2013	2014 to 2015	After 2015
Long-term debt	$34,204	$—	$—	$—	$34,204
Interest on long-term debt	9,702	2,112	4,225	3,365	—
Operating leases	9,463	4,932	4,462	69	—
Capital leases	140	54	86	—	—
Total contractual obligations	$53,509	$7,098	$8,773	$3,434	$34,204

Included in the operating lease amounts are payments on the former manufacturing facility. Of those payments, $1.6 million, representing the discounted value of the lease payments net of sublease income, is accrued in our restructure liability at March 26, 2010.

We have a commitment to pay a total of $2.5 million to a third-party technology supplier upon receipt of future deliverables.

We have a long-term income tax liability for uncertain tax positions amounting to $590,000 at March 26, 2010. We cannot currently predict the date of settlement or payment, as the timing of resolution of our liability is highly uncertain.

In the normal course of business, we enter into contractual commitments to purchase services, materials, components, and finished goods from suppliers, mainly our primary contract manufacturer, Plexus Corp. (Plexus). Under our agreement with Plexus, which runs through December 31, 2011, we maintain a level of control over parts procurement, design, documentation, and selection of approved suppliers. We are generally liable for any termination or cancellation of product orders, as well as excess and obsolete material, which can result, for example, from an engineering change, product obsolescence, or inaccurate component forecasting. Under the agreement, Plexus is to procure raw materials and begin manufacturing of products in accordance with our forecasts. If certain purchased raw materials or certain work-in-process items are held for greater than 90 days, we must make deposits on the aging inventory, although Plexus must make efforts to minimize our liability for the aging inventory, including returning materials to suppliers, canceling orders with suppliers, or using materials to manufacture product for its other customers. If raw material or in-process inventories are still unused and have been held for more than nine months, we must take ownership and pay for the aged inventory. Alternatively, if there is forecasted demand for such inventory, we must pay a management fee for Plexus to retain such inventory. If the forecasted demand does not materialize we must take ownership and pay for such inventory. This activity may increase our owned inventories.

At March 26, 2010, Plexus held inventory related to our products. Our deposit relating to this inventory was $5.7 million at March 26, 2010 and reserves relating to these deposits were $1.7 million. Both the deposit and the related reserves are included in prepaid expenses and other assets in the consolidated balance sheets. Additional deposits may be required under the terms of our agreement with Plexus.

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

We use foreign exchange contracts to hedge significant accounts receivable and intercompany account balances denominated in foreign currencies. Market value gains and losses on these hedged contracts are substantially offset by fluctuations in the underlying balances being hedged. At March 26, 2010, our primary net foreign currency exposures were in Japanese yen, Euros and British pounds. The net financial impact of foreign exchange gains and losses are recorded in other income. Our policy is to not use hedges or other derivative financial instruments for speculative purposes.

We believe our hedging strategy will not have a significant effect on our business, operating results or financial condition. A 10% adverse change in the foreign currency rates affecting the contracts as of their March 26, 2010 levels would decrease the fair value of the contracts by approximately $510,000 and if this occurred, the fair value of the underlying exposures hedged by the contracts should increase by a similar amount. However, we could have gains or losses in the future if our actual balances differ from the amounts hedged under foreign exchange contracts. The amount of such gains or losses would depend in part on the timing and amount of foreign currency exchange rate movements.

A portion of our investment portfolio is composed of income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. A sensitivity analysis assuming a hypothetical increase or decrease of 10% from levels at March 26, 2010 and March 27, 2009 indicated the fair value of the portfolio would change by approximately $61,000 and $123,000 at March 26, 2010 and March 27, 2009, respectively. At March 26, 2010, the fair value of the short-term investments was $75.5 million compared to $81.4 million at March 27, 2009.

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

(in thousands)	Fiscal year ended
	March 26, 2010	March 27, 2009
3¾% convertible senior notes	$7,980	$7,800
7¼% redeemable convertible subordinated debentures	$20,860	$15,882

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Highlights:

(dollars in thousands, except per share amounts)	Fiscal year ended
Highlights	March 26, 2010	March 27, 2009
Total revenue	$74,494	$65,788
Loss from operations	$(18,115)	$(82,178)
Net loss	$(17,843)	$(53,503)
Basic net loss per share	$(0.61)	$(1.85)
Diluted net loss per share	$(0.61)	$(1.85)
Working capital	$85,604	$101,243
Total assets	$117,686	$133,433
3¾% convertible senior notes	$10,500	$13,000
7¼% convertible subordinated debentures	$23,704	$23,704
Total stockholders’ equity	$60,104	$72,820
Number of employees	247	254

Quarterly financial data (unaudited):

	Fiscal quarter 2010
	First	Second	Third	Fourth
Total revenue	$19,510	$19,761	$16,323	$18,900
Gross margin	$8,872	$7,803	$6,536	$9,391
Net loss	$(3,713)	$(4,184)	$(6,799)	$(3,147)
Basic and diluted net loss per share	$(0.13)	$(0.14)	$(0.23)	$(0.11)

	Fiscal quarter 2009
	First	Second	Third	Fourth
Total revenue	$15,574	$18,515	$18,972	$12,727
Gross margin	$2,545	$(4,622)	$8,602	$4,015
Net income (loss)	$(9,838)	$(47,484)	$13,100	$(9,281)
Basic net income (loss) per share	$(0.34)	$(1.66)	$0.45	$(0.32)
Diluted net income (loss) per share	$(0.34)	$(1.66)	$0.42	$(0.32)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Network Equipment Technologies, Inc.
Fremont, California

We have audited the accompanying consolidated balance sheets of Network Equipment Technologies, Inc. and subsidiaries (the “Company”) as of March 26, 2010 and March 27, 2009, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 26, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Network Equipment Technologies, Inc. and subsidiaries as of March 26, 2010 and March 27, 2009, and the results of their operations and their cash flows for each of the three years in the period ended March 26, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 26, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 8, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
June 8, 2010

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)	March 26, 2010	March 27, 2009
Current assets:
Cash and cash equivalents	$4,953	$15,589
Short-term investments	75,508	81,432
Restricted cash	554	1,154
Accounts receivable, net of allowances of $265 at March 26, 2010 and $351 at March 27, 2009	13,468	7,091
Inventories	4,377	5,245
Prepaid expenses and other assets	7,961	10,073
Total current assets	106,821	120,584
Property and equipment:
Machinery and equipment	31,355	34,190
Furniture and fixtures	4,285	4,436
Leasehold improvements	10,951	10,947
	46,591	49,573
Less: accumulated depreciation and amortization	(41,436)	(43,068)
Property and equipment, net	5,155	6,505
Other assets	5,710	6,344
Total assets	$117,686	$133,433
Current liabilities:
Accounts payable	$7,987	$4,257
Accrued liabilities	13,230	15,084
Total current liabilities	21,217	19,341
Long-term liabilities:
3¾% convertible senior notes	10,500	13,000
7¼% redeemable convertible subordinated debentures	23,704	23,704
Capital lease obligations, less current portion	69	—
Other long-term liabilities	2,092	4,568
Total long-term liabilities	36,365	41,272
Commitments and Contingencies – Note 8
Stockholders’ equity:
Preferred stock ($0.01 par value; 5,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 75,000 shares authorized; 30,060 and 29,193 shares outstanding at March 26, 2010 and March 27, 2009)	300	291
Additional paid-in capital	252,105	245,654
Treasury stock, at cost	(10,374)	(9,177)
Accumulated other comprehensive loss	(1,398)	(1,262)
Accumulated deficit	(180,529)	(162,686)
Total stockholders’ equity	60,104	72,820
Total liabilities and stockholders’ equity	$117,686	$133,433

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(in thousands, except per share amounts)	March 26, 2010	March 27, 2009	March 28, 2008
Revenue:
Product	$58,142	$51,202	$102,608
Service and other	16,352	14,586	13,536
Total revenue	74,494	65,788	116,144
Costs of revenue:
Cost of product revenue	27,934	30,772	45,001
Cost of service and other revenue	13,958	14,415	12,289
Impairment of long-lived assets	—	10,061	—
Total cost of revenue	41,892	55,248	57,290
Gross margin	32,602	10,540	58,854
Operating expenses:
Sales and marketing	19,647	21,161	20,178
Research and development	19,229	21,817	24,279
General and administrative	11,824	13,120	11,373
Restructure and other costs	17	2,423	175
Impairment of goodwill	—	27,441	—
Impairment of long-lived assets	—	6,756	—
Total operating expenses	50,717	92,718	56,005
Income (loss) from operations	(18,115)	(82,178)	2,849
Interest income	1,514	3,660	5,055
Interest expense	(2,271)	(3,862)	(2,847)
Other income, net	1,101	28,944	404
Income (loss) before taxes	(17,771)	(53,436)	5,461
Income tax provision (benefit)	72	67	(1,684)
Net income (loss)	$(17,843)	$(53,503)	$7,145

Basic net income (loss) per share	$(0.61)	$(1.85)	$0.26
Diluted net income (loss) per share	$(0.61)	$(1.85)	$0.25

Basic common and common equivalent shares	29,178	28,854	27,423
Diluted common and common equivalent shares	29,178	28,854	28,415

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended
(in thousands)	March 26, 2010	March 27, 2009	March 28, 2008
Net income (loss)	$(17,843)	$(53,503)	$7,145
Foreign currency translation adjustment	250	(2,030)	(235)
Gross unrealized holding gains (losses) on available-for-sale securities	(159)	113	1,341
Reclassification adjustments for losses included in net income (loss)	(227)	(450)	(158)
Comprehensive income (loss)	$(17,979)	$(55,870)	$8,093

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(in thousands)	March 26, 2010	March 27, 2009	March 28, 2008
Cash and cash equivalents at beginning of year	$15,589	$44,246	$10,479
Cash flow from operating activities:
Net income (loss)	(17,843)	(53,503)	7,145
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation, amortization, and accretion	3,308	5,674	6,826
Impairment of goodwill and long-lived assets	—	44,258	—
Loss on disposition of property and equipment	87	43	63
Stock-based compensation expense	5,789	4,428	3,038
Excess tax benefit from stock-based compensation	—	—	(156)
Gain on extinguishment of debt	(555)	(28,929)	—
Provision for deferred income taxes	—	590	(2,002)
Other	(8)	—	(385)
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(6,377)	16,083	(6,883)
Inventories	868	4,741	3,005
Prepaid expenses and other assets	2,475	(4,031)	(5,081)
Accounts payable	3,733	(5,718)	(231)
Accrued and other long-term liabilities	(4,331)	(4,686)	3,864
Net cash provided by (used in) operations	(12,854)	(21,050)	9,203
Cash flow from investing activities:
Purchase of short-term investments	(62,894)	(62,520)	(129,463)
Proceeds from sales and maturities of short-term investments	68,432	102,163	88,887
Acquisition of business, net of acquired cash and cash equivalents	—	—	(21,142)
Registration costs for shares issued in acquisition	—	—	(67)
Purchases of property and equipment	(1,737)	(1,041)	(3,117)
Payment for license and development agreement	—	—	(2,500)
Change in restricted cash	608	(1,154)	—
Net cash provided by (used in) investing activities	4,409	37,448	(67,402)
Cash flow from financing activities:
Issuance of convertible senior notes, net of issue costs of $3,001	—	—	81,999
Repayment of acquired debt	—	—	(2,095)
Issuance of common stock	661	58	12,675
Repurchase of common stock	(1,200)	(1,339)	(518)
Payments under capital lease obligation	(27)	—	—
Repurchase of 3¾% convertible senior notes	(1,875)	(41,176)	—
Repurchase of 7¼% redeemable convertible subordinated debentures	—	(640)	—
Excess tax benefit from stock-based compensation	—	—	156
Net cash provided by (used in) financing activities	(2,441)	(43,097)	92,217
Effect of exchange rate on cash	250	(1,958)	(251)
Net increase (decrease) in cash and cash equivalents	(10,636)	(28,657)	33,767
Cash and cash equivalents at end of year	$4,953	$15,589	$44,246
Other cash flow information:
Cash paid during the year for interest	$2,163	$4,479	$1,798
Non-cash investing activities:
Common stock issued in acquisition of business	$—	$—	$20,955
Net unrealized gains (losses) on available-for-sale securities	$(386)	$(337)	$1,183
Assets acquired under capital lease	$145	$—	$—
Assets acquired through note payable	$141	$—	$—

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)			Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Accumulated Deficit	Total Stockholders’ Equity
	Common Stock				Cumulative Translation Adjustments	Unrealized Gain (Loss) on Securities
	Shares	Amount
Balances, March 30, 2007	25,727	$257	$204,439	$(7,326)	$620	$(78)	$(116,328)	$81,584
Issuance of common stock for acquisition of business	1,732	17	20,938	—	—	—	—	20,955
Registration costs for shares issued for acquisition		—	(67)	—	—	—	—	(67)
Issuance and sale of common stock under stock-based compensation plans	1,840	18	12,657	—	—	—	—	12,675
Foreign currency translation adjustment due to dissolution of German subsidiary		—	—	—	(385)	—	—	(385)
Stock-based compensation		—	3,050	—	—	—	—	3,050
Tax benefit from stock-based transactions		—	156	—	—	—	—	156
Repurchase of common stock	(51)	—	(2)	(516)	—	—	—	(518)
Net unrealized gain on available-for-sale securities		—	—	—	—	1,183	—	1,183
Cumulative translation adjustment		—	—	—	(235)	—	—	(235)
Net income		—	—	—	—	—	7,145	7,145
Balances, March 28, 2008	29,248	292	241,171	(7,842)	—	1,105	(109,183)	125,543
Issuance and sale of common stock under stock-based compensation plans	305	3	55	—	—	—	—	58
Stock-based compensation		—	4,428	—	—	—	—	4,428
Repurchase of common stock	(360)	(4)	—	(1,335)	—	—	—	(1,339)
Net unrealized loss on available-for-sale securities		—	—	—	—	(337)	—	(337)
Cumulative translation adjustment		—	—	—	(2,030)	—	—	(2,030)
Net loss		—	—	—	—	—	(53,503)	(53,503)
Balances, March 27, 2009	29,193	291	245,654	(9,177)	(2,030)	768	(162,686)	72,820
Issuance and sale of common stock under stock-based compensation plans	1,151	12	649	—	—	—	—	661
Stock-based compensation		—	5,898	—	—	—	—	5,898
Net unrealized loss on available-for-sale securities		—	—	—	—	(386)	—	(386)
Repurchase of common stock	(268)	(3)	—	(1,197)	—	—	—	(1,200)
Stock returned in connection with escrow settlements	(16)	—	(96)	—	—	—	—	(96)
Cumulative translation adjustment		—	—	—	250	—	—	250
Net loss		—	—	—	—	—	(17,843)	(17,843)
Balances, March 26, 2010	30,060	$300	$252,105	$(10,374)	$(1,780)	$382	$(180,529)	$60,104

See accompanying notes to the consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

Note 1.  Description of Business and Summary of Significant Accounting Policies

Nature of Business:    Network Equipment Technologies, Inc. (the Company or NET) provides network and VoIP solutions to enterprises and government agencies that seek to reduce the cost to deploy next generation unified and secure communications applications. For over a quarter of a century, NET has delivered solutions for multi-service networks requiring high degrees of versatility, security and performance. Today, the Company’s broad family of products enables interoperability and integration with existing networks for migration to secure IP-based communications. Broadening NET’s voice solutions, Quintum Technologies (Quintum), now a part of NET, is a VoIP innovator whose applications bring the reliability and clarity of public telephone networks to Internet telephony and unified communications. NET was founded in 1983.

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

Through a contractual arrangement with the Company, CACI International Inc. (CACI) has certain rights to provide maintenance and other services to the Company’s Federal customers. Under the current arrangement, both companies sell services for NET products, other than the Quintum Series products, and each company is responsible for various aspects of service delivery. CACI is responsible for maintenance support for first-level calls and on-site repairs, NET provides spares logistics and bug fixes; and both companies provide training services. Under a revenue-sharing arrangement, revenue from maintenance and training services is shared between both companies, regardless of which company sells the services. The receipts from sales of these services are shared based on a pre-determined percentage, which is currently 37% for NET and 63% for CACI but may be higher or lower based upon the total annual amount of sales of these services. As such, 63% of NET’s receipts that are subject to the agreement is remitted to CACI, and conversely, 37% of CACI’s receipts that are subject to the agreement is remitted to the Company. Receipts from sales of training services are shared based on sales volumes but to date, training services revenues have not been significant for either NET or CACI. The Company records amounts derived from sales by NET as gross revenue and records amounts remitted to NET by CACI as net revenue. This arrangement expires December 1, 2010, after which the Company intends to perform these services itself and to retain the revenue associated with these services.

Revenue on sales through resellers is recognized upon transfer of title to the reseller. Many of the sales to the Company’s resellers are based upon firm commitments from their end customer; as a result, these resellers carry little or no NET stock. For the Company’s Promina, VX, and NX products, NET’s customers generally do not have the right to return the equipment. For the Company’s Quintum product line, NET customers are subject to agreements allowing for limited rights of return and price protection. Accordingly, revenues are reduced for the Company’s estimates of liability related to these rights. The estimate for returns is recorded at the time the related sale is recognized and is adjusted periodically based on historical rates of returns and other related factors. The reserves for price protection are recorded at the time these programs are offered. Price protection is estimated based on specific programs, expected usage and historical experience.

For a contract related to funded research and development activities, the Company recognizes revenue and related costs in accordance with the provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 605, Revenue Recognition. The Company accounts for this contract using the completed contract method because it has determined that reasonable estimates of gross profit and percentage of completion are not available. All revenues and related costs are deferred until the contract is completed.

Financial Statement Estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such management estimates and assumptions include, but are not limited to: assumptions related to contracts that have multiple elements, the allowances for sales returns and potentially uncollectible accounts receivable, the valuation of intangibles, inventories, warranty costs, the valuation allowance on deferred tax assets, certain reserves and accruals, estimated lives of depreciable and amortizable assets, and assumptions related to stock-based compensation. Actual results could differ from those estimates.

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

Restricted Cash:    Restricted cash consists of cash collateral related to letters of credit for leases in the United States.

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

Inventories:    Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs. Inventories consisted of the following:

(in thousands)	March 26, 2010	March 27, 2009
Purchased components (1)	$2,806	$3,672
Finished goods	1,571	1,573
	$4,377	$5,245

(1)

Subsequent to the issuance of the fiscal 2009 consolidated financial statements, management determined that certain inventories, not expected to be consumed within the next 12 months, were included in the consolidated balance sheet as current assets within the inventory line. These inventories should have been classified as non-current assets. Management has corrected this error by reclassifying as follows:

•

Inventories for fiscal year 2009 originally reported of $7,364 were corrected to $5,245; and

•

Other assets for fiscal year 2009 originally reported of $4,225 were corrected to $6,344.

The corrections did not affect the total assets previously reported. The foregoing corrections are not considered material by the Company.

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

At March 26, 2010, the Company’s deposit on inventory held by Plexus was $5.7 million, of which $1.7 million had been charged to a reserve for excess inventory. The deposit, including the related reserve, is included in prepaid expenses and other assets in the consolidated balance sheets.

The Company regularly evaluates its inventory, including inventory held by Plexus and the amount on deposit with Plexus. As a result of these evaluations, the Company recorded charges of $1.9 million and $5.2 million to cost of revenue in fiscal 2010 and 2009, respectively.

Property and Equipment:    Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of generally three to ten years. Leasehold improvements are amortized over the shorter of the respective lease terms or estimated useful lives.

Software Development Costs:    Capitalization of software development costs begins upon the establishment of technological feasibility for the products, and amortization begins when the products are available for release to customers. The Company assesses the recoverability of capitalized software development costs in light of many factors, including anticipated future revenue, estimated economic useful lives and changes in software and hardware technologies. The Company did not capitalize internal software development costs in fiscal years 2010, 2009 or 2008. Software development costs are amortized over the lives of the products, generally three years.

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

Warranty Accruals:    The Company warrants hardware product, generally for twelve months, and software, generally for 90 days. The software warranty entitles the customer to bug fixes but not software upgrades during the warranty period. The Company’s methodology is to accrue warranty expense based on historical expense trends calculated as a percentage of product sales. Actual expenses are charged against the accrual in the period they are incurred. On a quarterly basis, the warranty accrual is analyzed for adequacy based on actual trends and subsequent adjustments are made as necessary.

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

Foreign exchange transaction gains and losses, substantially all of which relate to intercompany activity between us and our foreign subsidiaries, amounted to losses of $45,000, $428,000 and $131,000 in 2010, 2009 and 2008, respectively. These losses are included in other income (expense) in the accompanying consolidated statements of operations.

In 2008, the Company legally dissolved its wholly-owned subsidiary, NET Europe Ltd. GmbH (GmbH) and discontinued business operations performed by the subsidiary. In accordance with the provisions of FASB ASC Topic 830, Foreign Currency Matters, other comprehensive income of $385,000 related to the GmbH dissolution has been reclassified from stockholders’ equity to other income in the 2008 consolidated statement of operations.

Loss Contingencies:     The Company is subject to the possibility of various loss contingencies arising in the ordinary course of business. Management considers the likelihood of loss related to an asset, or the incurrence of a liability, as well as its ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. The Company records a charge equal to the minimum estimated liability or a loss contingency only when both of the following conditions are met: (i) information available prior to issuance of the consolidated financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (ii) the range of loss can be reasonably estimated. The Company regularly evaluates current information available to determine whether such accruals should be adjusted and whether new accruals are required.

From time to time, the Company is involved in disputes, litigation, and other legal actions. The Company is aggressively defending its current litigation matters. However, there are many uncertainties associated with any litigation and these actions or other third-party claims against the Company may cause the Company to incur costly litigation and/or substantial settlement charges. If any of those events were to occur, the Company’s business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from the Company’s estimates, which could result in the need to adjust the liability and record additional expenses.

Stock-based Compensation:    The Company recognizes stock-based compensation expense for all share-based payment awards including employee stock options and restricted stock awards, in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. Stock-based compensation expense for expected-to-vest stock-based awards is valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations for all periods presented.

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. The fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The Company’s computation of expected volatility is based on historical volatility commensurate with the expected term of the options. The risk-free interest rate used in the Black-Scholes option-pricing formula is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term commensurate with the expected term of the options. The expected dividend assumption is based on the Company’s current expectations about future dividends and the Company does not expect to pay out cash dividends in the foreseeable future. The Company estimated the expected term of options granted in fiscal 2010, 2009 and 2008 using vesting periods of awards and historical data such as past experience and post vesting cancellations. The Company believes these calculations provide reasonable estimates of expected life for stock–based awards to employees.

Derivatives:    The Company does not use derivative financial instruments for speculative or trading purposes. Where available, the Company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movement in foreign exchange rates. Gains and losses on the foreign exchange contracts are included in interest and other income, net, which offset foreign exchange gains or losses from revaluation of foreign currency-denominated balance sheet items and intercompany balances.

Income Taxes:  Effective the beginning of fiscal 2008, the Company adopted the provisions of FASB ASC Topic 740, Income Taxes, which clarify the accounting for uncertainty in tax positions and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interest and penalties related to income tax matters are recorded in income tax expense. See Note 7 for additional discussion.

Recently Issued Accounting Standards:  In January 2010, the FASB issued updated authoritative guidance, which, among other things, requires entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. The updated guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). The Company is currently assessing the impact that the adoption of the updated guidance will have on the consolidated financial statement disclosures.

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

Note 2.  Goodwill and Long-lived Assets

Fiscal 2009 Impairment: The Company performed an impairment analysis of its goodwill and long-lived assets in fiscal 2009, pursuant to FASB ASC 350, Intangibles – Goodwill and Other and FASB ASC 360, Property, Plant, and Equipment. As a result of this impairment analysis, the Company recorded impairment charges of $16.8 million, which are included in the captions “Impairment of long-lived assets” in the accompanying consolidated statements of operations. Of the total long-lived asset impairment recorded in fiscal 2009, $12.5 million related to assets recorded in connection with the purchase of Quintum, $3.7 million related to a license and development agreement, $258,000 related to property and equipment and $320,000 related to prepaid licenses acquired by Quintum which were determined not to have value as the Company integrated product strategies. Also as a result of this impairment analysis, the Company recognized a goodwill impairment loss in the amount of $27.4 million which was the excess of the carrying value of goodwill over its implied fair value.

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

In fiscal 2009 the Company performed an impairment analysis in accordance with the provisions of FASB ASC 360, Property, Plant, and Equipment and determined the fair value of the license and development agreement and related other assets to be zero. Accordingly, the Company recorded an impairment charge of $3.7 million in fiscal 2009, representing the full net book value of the license and development agreement and other related assets. As a result of this impairment charge, there will be no future amortization expense relating to the amounts already paid under the license and development agreement. Prior to the impairment, amortization of $422,000 and $1.2 million, respectively, was recorded for fiscal 2009 and 2008 and was included in the cost of product revenue.

Per the terms of the license and development agreement, as amended, the Company is obligated to pay royalties on sales of the products, which began in the second half of fiscal 2007. These royalties were none for fiscal 2010, $99,000 for fiscal 2009 and $817,000 for fiscal 2008.

The supplier also serves as a reseller of the platform, and the parties have made occasional purchases from and sales to each other of inventory components and pre-production units. The Company invoiced the supplier $44,000, $19,000, and $3.6 million in fiscal 2010, 2009 and 2008, respectively, for sales to the supplier for resale. The Company’s purchases from the supplier were none in fiscal 2010, $93,000 in fiscal 2009 and none in fiscal 2008.  Amounts due from the supplier were $13,000 and none at March 26, 2010 and March 27, 2009, respectively. No amounts were due to the supplier at March 26, 2010 or at March 27, 2009.

The Company’s President and CEO served as a member of the board of directors of the supplier through March 2007.

Note 3.  Financial Instruments

Short-term investments at March 26, 2010 and March 27, 2009 consisted of the following:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
2010
U.S. government and municipalities	$50,634	$350	$(6)	$50,978
Corporate notes and bonds	14,657	29	(15)	14,671
Other debt securities	9,835	29	(5)	9,859
	$75,126	$408	$(26)	$75,508
2009
U.S. government and municipalities	$66,756	$893	$(132)	$67,517
Corporate notes and bonds	10,518	33	(48)	10,503
Other debt securities	3,390	23	(1)	3,412
	$80,664	$949	$(181)	$81,432

The maturities of short-term investments at March 26, 2010 are as follows:

(in thousands)	Amortized Cost	Estimated Market Value
Maturing in one year	$36,200	$36,504
Maturing in one to five years	38,302	38,382
Maturing in five to ten years	391	392
Maturing after ten years	233	230
Total	$75,126	$75,508

Unrealized gain positions for short-term investments held twelve months or more were $196,000 and $26,000 at March 26, 2010 and March 27, 2009, respectively.

The following table summarizes the financial assets and liabilities of the Company measured at fair value on a recurring basis:

(in thousands)		Fair Value Measurements at March 26, 2010 Using
	Balance as of March 26, 2010	Level 1	Level 2
Assets:
U.S. government and municipalities(1)	$50,978	$50,978	$—
Corporate notes and bonds(1)	14,671	14,671	—
Other debt securities(1)	9,859	9,859	—
	75,508	75,508	—
Foreign currency derivatives(2)	57	—	57
Total	$75,565	$75,508	$57

Liabilities:
Foreign currency derivatives(3)	$98	$—	$98
Total	$98	$—	$98

		Fair Value Measurements at March 27, 2009 Using
	Balance as of March 27, 2009	Level 1	Level 2
Assets:
U.S. government and municipalities(1)	$67,517	$67,517	$—
Corporate notes and bonds(1)	10,503	—	10,503
Other debt securities(1)	3,412	—	3,412
	81,432	67,517	13,915
Foreign currency derivatives(2)	18	—	18
Total	$81,450	$67,517	$13,933

Liabilities:
Foreign currency derivatives(3)	$140	$—	$140
Total	$140	$—	$140

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Transfers between Level 1 and Level 2 are recognized when quoted prices in active markets are available (or unavailable) for a sustained period of time through the end of a financial reporting period. Such transfers are effective as of the end of the Company’s quarterly financial reporting periods.

In the fourth quarter of fiscal 2010, corporate notes and bonds with a fair value of $916,000 were transferred from level 2 to level 1 of the fair value hierarchy. The basis for this transfer was increased volumes of trading activity which led to sustained availability of quoted prices for these financial instruments.

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

Note 4.  Other Assets and Accrued Liabilities

Other assets at March 26, 2010 and March 27, 2009 were as follows:

(in thousands)	2010	2009
Inventory spares	$1,930	$2,177
Debenture costs	383	541
Deferred taxes	1,209	1,321
Other	406	186
Long-term inventories (1)	1,782	2,119
	$5,710	$6,344

(1)

The balance at March 27, 2009 has been corrected to reflect the classification of long-term inventories totaling $2.1 million as other assets. See Note 1.

Accrued liabilities at March 26, 2010 and March 27, 2009 were as follows:

(in thousands)	2010	2009
Accrued compensation	$3,233	$3,293
Unearned income	4,823	6,272
Accrued rent	863	1,096
Restructure and other costs	1,297	1,502
Accrued interest	759	738
Other	2,255	2,183
	$13,230	$15,084

Unearned income includes contract reserves, which are deferred revenue on multi-year contracts that are subject to review at the end of the contract period. The calculation of contract reserves is based upon historical experience. Revenue relating to contract reserves is recognized after the final review is complete.

See also Note 6 for activity in the liability for restructuring.

Note 5.  Warranty Accruals

The warranty accrual, which is included in accrued liabilities in the accompanying consolidated balance sheets, was $69,000 at March 26, 2010, as shown in the table below. Components of the warranty accrual and changes in accrued amounts related to the warranty accrual during fiscal 2008, 2009 and 2010 were as follows:

(in thousands)	Warranty Accrual
Balance at March 30, 2007	$62
Charges to cost of goods sold	74
Charges to warranty accrual	(34)
Acquired through business combination	64
Other adjustments (1)	(68)
Balance at March 28, 2008	98
Charges to cost of goods sold	28
Charges to warranty accrual	(58)
Other adjustments (1)	14
Balance at March 27, 2009	82
Charges to cost of goods sold	53
Charges to warranty accrual	(62)
Other adjustments (1)	(4)
Balance at March 26, 2010	$69

(1)

Adjustments resulted from changes in warranty cost estimates, relating primarily to hourly costs of labor to repair products and frequency of warranty claims.

Note 6.  Restructure and Other

Restructure and other costs of $17,000 in fiscal 2010 relate to charges for employee separation costs.

Restructure and other costs of $2.4 million in fiscal 2009 relate to charges for employee separation costs and a change in estimated costs to vacate the Company’s former manufacturing facility and represent the total amount expected to be incurred in connection with these restructuring activities. Employee separation costs were $1.3 million in fiscal 2009 and were principally for employee severance and related costs resulting from workforce reductions. The Company previously estimated the remaining liability for lease and other exit costs associated with its former manufacturing facility to be net of anticipated sublease income. In January 2009, the sublessee occupying the former manufacturing facility informed the Company that it would not exercise its option to extend its sublease. As a result, the Company is no longer assuming incremental sublease income and has therefore revised its estimate of the remaining liability for lease and other exit costs. The Company recorded restructure costs of $1.1 million in fiscal 2009 to reflect the change in estimate to vacate the Company’s manufacturing facility.

Restructure and other costs of $175,000 in fiscal 2008 consisted of adjustments for employee separation costs accrued in a previous years’ restructure and unanticipated costs to exit the Company’s former manufacturing facility.

The liability for restructuring was $2.1 million at March 26, 2010, as shown in the table below. Components of accrued restructure costs and changes in accrued amounts related to these restructuring programs during fiscal 2008, 2009, and 2010 are as follows:

(in thousands)	Employee Separation Costs & Other	Facility Exit Costs & Other	Total
Balance at March 30, 2007	$564	$4,664	$5,228
Provision	114	76	190
Benefit	—	(15)	(15)
Payments	(562)	(1,926)	(2,488)
Other (1)	1	288	289
Balance at March 28, 2008	117	3,087	3,204
Provision	1,287	1,577	2,864
Benefit	—	(441)	(441)
Payments	(1,255)	(1,053)	(2,308)
Other (1)	—	131	131
Balance at March 27, 2009	149	3,301	3,450
Provision	18	(1)	17
Payments	(63)	(1,368)	(1,431)
Other (1)	(104)	187	83
Balance at March 26, 2010	$—	$2,119	$2,119

(1)

Consists primarily of accretion and adjustments to accretion of implied interest on the remaining liability for lease and other exit costs associated with the Company’s former manufacturing facility which is reflected in general and administrative expense in the consolidated statement of operations and comprehensive income (loss). Adjustments to accretion were related to the Company’s revision of its estimate of the remaining liability for lease and other exit costs.

The balances at March 26, 2010, March 27, 2009 and March 28, 2008 include $822,000, $1.9 million and $1.4 million, respectively, classified as other long-term liabilities related to lease and other exit costs for the vacated facility, net of an estimated amount of sublease income.

Note 7.  Income Taxes

Income (loss) before income taxes and the benefit for income taxes consist of the following for fiscal 2010, 2009 and 2008:

(in thousands)	2010	2009	2008
Income (loss) before income taxes:
Domestic	$(18,880)	$(53,049)	$4,763
Foreign	1,109	(387)	698
Total	$(17,771)	$(53,436)	$5,461
Income tax provision (benefit):
Current:
Federal	$(77)	$(100)	$150
State	10	1	8
Foreign	(14)	189	3
	(81)	90	161
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	153	(23)	(1,845)
	153	(23)	(1,845)
	$72	$67	$(1,684)

The income tax expense (benefit) reconciles to the amount computed by applying the statutory United States federal rate of 35% to income before income taxes as follows:

(in thousands)	2010	2009	2008
Statutory federal tax provision	$(6,223)	$(18,703)	$1,911
Foreign tax rate differential	(376)	198	(241)
Reconcile prior year loss carry forwards:
Foreign	(4)	(296)	86
State	—	—	30
Research and development, and manufacturers’ investment credits	85	(611)	1,236
Change in valuation allowance	6,452	9,085	(4,077)
Provision (release) of tax contingency reserve	(22)	177	156
Goodwill impairment	—	10,512	—
Other	160	(295)	(785)
Income tax expense (benefit)	$72	$67	$(1,684)

Deferred tax assets (liabilities) are comprised of the following at March 26, 2010 and March 27, 2009:

(in thousands)	2010	2009
Gross deferred tax assets:
Allowances not currently deductible for tax purposes	$8,505	$7,888
Loss carryforwards	63,679	56,683
Credit carryforwards	12,030	12,192
Depreciation	7,288	7,285
Gross deferred tax assets	91,502	84,048
Deferred tax liabilities:	—	—
Net deferred tax assets	91,502	84,048
Valuation allowance	(90,139)	(82,636)
Net deferred tax assets	$1,363	$1,412

The Company recorded a tax benefit of $77,000 for a U.S Federal refundable credit as provided by the Housing and Economic Recovery Act of 2008 (the “Act”). The Act, signed into law in July 2008, allows taxpayers to claim refundable alternative minimum tax or research and development credit carryovers if they forego bonus depreciation on certain qualified fixed assets placed in service between April and December 2009. The Company recognized the credit based on fixed assets placed into service through December 25, 2009. This benefit was offset by tax provisions related primarily to international operations.

The valuation allowance increased by $7.5 million in fiscal 2010 and increased by $9.1 million in fiscal 2009. The Company's operating loss carryforwards and credits, which have been offset by the valuation allowance, include $4.7 million of deferred tax benefits associated with stock -based compensation, which will be credited to additional-paid-in-capital when realized. The Company has incurred tax losses in the last several fiscal years and, at March 26, 2010, has approximately $174.1 million of federal net operating loss carryforwards and $95.7 million of state operating loss carryforwards available, expiring in the years 2013 through 2030. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. FASB ASC Topic 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Based upon the weight of available evidence, which includes the Company’s historical operating performance, reported cumulative net losses, the Company provided a full valuation allowance against its US and most foreign net deferred tax assets. There is no valuation allowance against the Company’s UK deferred tax assets. The Company reassesses the need for its valuation allowance on a quarterly basis.

As of March 26, 2010, the Company has available federal research and development tax credit carryforwards of approximately $1.9 million expiring in the years 2010 through 2030 and alternative minimum tax credit carryforwards of approximately $2.5 million available indefinitely. At March 26, 2010, state research and development tax credit carryforwards of approximately $10.9 million are also available indefinitely. The Company considers all undistributed earnings of its foreign subsidiaries to be permanently invested in foreign operations. Accordingly, no deferred tax assets or liabilities have been established in this regard.

Current federal and state tax laws include provisions that could limit the annual use of our net operating loss carryforwards in the event of certain defined changes in stock ownership. The Company's issuance of common and preferred stock could result in such a change. Accordingly, the annual use of net operating loss carryforwards may be limited by these provisions, and this limitation may result in the loss of carryforward benefits to the extent the above-limit portion expires before it can be used. The Company has determined the extent of the limitation, and the losses reflected in the deferred tax assets will not be subject to limitation.

Effective the beginning of fiscal 2008, the Company adopted the provisions of FASB ASC Topic 740, Income Taxes, which clarify the accounting for uncertainty in tax positions and contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax positions for recognition by determining if the available evidence indicates that it is more likely than not that the position will be sustained on the audit, including resolution of related appeals or litigation process if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be reached upon ultimate settlement. The Company recognized no change in income tax liabilities as a result of adoption. As of the adoption date, the Company had gross unrecognized tax benefits of $8.7 million. A reconciliation of the Company's changes in uncertain tax position to March 26, 2010, March 27, 2009 and March 28, 2008 is as follows:

(in thousands)	2010	2009	2008
Beginning balance, gross uncertain tax positions	$7,400	$8,176	$8,700
Additions to tax positions related to prior years	—	174	137
Reductions to tax positions related to prior years	(605)	(997)	(811)
Additions to tax positions related to current year	86	188	150
Settlements	—	—	—
Reductions to tax positions related to lapse of statute	(24)	(13)	—
Effect of exchange rates	(88)	(128)	—
Ending balance, gross uncertain tax positions	$6,769	$7,400	$8,176

The amount of tax benefits that would, if recognized, affect the effective tax rate at March 26, 2010 was $590,000, as the Company maintains a full valuation allowance against the remaining uncertain tax benefits. Interest and penalties of $2,000, $40,000 and $37,000, respectively, for fiscal 2010, 2009 and 2008 related to income tax matters are recorded in income tax expense. At March 26, 2010, $118,000 was accrued for interest and penalties related to uncertain tax benefits.

As of March 26, 2010, tax years from 1999 in the U.S. and 2004 in the Company's primary foreign jurisdictions remain open for examination. Although the timing of resolution and closure of audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next twelve months. The Company currently has no uncertain tax benefits that would reduce as a result of a lapse of applicable statutes of limitations.

Note 8.  Commitments and Contingencies

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

In fiscal 2010, the Company repurchased and retired $2.5 million principal amount of the outstanding notes in privately negotiated transactions. The Company recorded a net gain on this extinguishment of debt of $555,000, consisting of a $625,000 gain resulting from the repurchase of debt at below principal, partially offset by a $70,000 write-off of unamortized deferred financing costs related to the repurchased debt.

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

Interest expense relating to the 3¾% Convertible Senior Notes was $482,000, $1.9 million and $895,000 in fiscal 2010, 2009 and 2008, respectively, and consisted solely of contractual coupon interest.

7¼% Redeemable Convertible Subordinated Debentures:  In May 1989, the Company issued $75.0 million of 7¼% redeemable convertible subordinated debentures due May 15, 2014, of which $23.7 million remained outstanding at March 26, 2010. Each debenture is convertible at the option of the holder into common stock at $31.50 per share and is redeemable at the option of the Company. The debentures are entitled to a sinking fund which began May 15, 2000, of 14 annual payments of 5% of the aggregate principal amount of debentures issued ($3.8 million annually), reduced by any redemption or conversion of the debentures. As a result of previous redemptions, the total remaining sinking fund requirement is $1.2 million, which, assuming no further redemptions, will be due as a final sinking fund payment on May 15, 2013.

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

Interest expense relating to the 7¼% Redeemable Convertible Subordinated Debentures was $1.7 million, $1.8 million and $1.8 million in fiscal 2010, 2009 and 2008, respectively, and consisted solely of contractual coupon interest.

Operating Leases:  The Company leases its facilities under operating leases. These leases expire at various dates through fiscal 2014. The Company’s headquarters facility lease expires in fiscal 2012 and includes provisions for rent escalations based upon the consumer price index. The minimum future lease commitments under these leases as of March 26, 2010, were as follows:

(in thousands)	2011	2012	2013	2014	2015	Thereafter	Total
Minimum future operating lease payments	$4,932	$3,749	$713	$69	$—	$—	$9,463
Less income from subleases							(983)
Net minimum operating lease payments							$8,480

Included in the operating lease amounts are payments for vacated facilities in Fremont, California of which $1.6 million, representing the discounted value of the lease payments, net of assumed sublease income, is accrued in the restructure liability at March 26, 2010; see Note 6 Restructure and Other.

Rental expense under operating leases was $2.9 million, $2.9 million and $2.7 million for fiscal 2010, 2009 and 2008, respectively.

Equipment Financing:   In fiscal 2010, the Company acquired certain office equipment through an agreement classified as a capital lease and also through a note payable. The cost of equipment financed by the capital lease and by the note payable was $145,000 and $141,000, respectively. The terms of both the capital lease agreement and the note payable are three years. The capital lease agreement includes a bargain purchase option which the Company may exercise at the end of the lease term. The equipment financed by the capital lease and the note payable is included in the consolidated balance sheets as property and equipment, net. Amortization of assets under capital lease is included in depreciation expense. Accumulated amortization of assets under capital lease was $13,000 at March 26, 2010 and none at March 27, 2009.

The minimum future lease commitments under the capital lease as of March 26, 2010, were as follows:

(in thousands)	2011	2012	2013	2014	2015	Thereafter	Total
Minimum future capital lease payments	$54	$54	$32	$—	$—	$—	$140

Contingencies:  In the normal course of business, the Company enters into contractual commitments to purchase services, materials, components, and finished goods from suppliers, mainly its primary contract manufacturer, Plexus. Under the agreement with Plexus, the Company may incur certain liabilities, as described in Note 1.

In the third quarter of fiscal 2009, the Company settled certain patent lawsuits filed against Quintum before the acquisition of Quintum by the Company. Prior to and in connection with the settlement, the Company incurred a total of $3.2 million of legal expense, subject to indemnification and reimbursement under an escrow established as part of the acquisition agreement. A portion of the escrow is in cash and a portion is in Company stock, which for purposes of satisfying escrow claims, is valued at $11.83 per share (the price used to determine the number of shares paid in the acquisition of Quintum). At March 26, 2010, the Company has been reimbursed from the escrow, in cash and stock, for $1.4 million of legal expense and has pending escrow claims for an additional $1.8 million of legal expense. To the extent a claim is satisfied in Company stock and the Company’s stock price at such time is below $11.83 per share, an expense is recorded for the price difference. In fiscal 2010 and 2009, the Company recorded charges of $438,000 and $148,000, respectively, relating to such price differences. If the stock price is lower than at the expense accrual date, additional expense will be recorded; and if the stock price is higher than at the expense accrual date, the amounts accrued will be reduced.

Inventory of contract manufacturer:    See Note 1.

License and Development Agreement:    See Note 2.

Product warranty:    See Note 5.

Restructure:    See Note 6.

Litigation:    See Note 16.

Note 9.  Stock-based Compensation

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

Stock Compensation Expense:    The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations:

(in thousands)	2010	2009
Cost of revenue	$732	$550
Sales and marketing	1,680	1,253
Research and development	1,636	1,023
General and administrative	1,741	1,602
	$5,789	$4,428

Stock compensation expense for 2010 includes $585,000 for expense relating to modifications to accelerate vesting of restricted stock awards for two former executives of the Company.

There was no stock-based compensation cost capitalized as part of inventory in fiscal 2010, 2009 or 2008.

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

The weighted average fair value of the Company’s stock option awards granted to employees was $3.21, $2.31 and $5.52, respectively, for fiscal 2010, 2009, and 2008, and was estimated using the following weighted-average assumptions:

	2010	2009	2008
Expected term, in years	5.08	5.14	5.24
Expected volatility	69.68%	60.58%	55.36%
Risk-free interest rate	2.47%	3.21%	4.06%
Expected dividends	—	—	—

At March 26, 2010, the total compensation cost related to unvested stock-based awards not yet recognized, net of estimated forfeitures, was approximately $7.3 million. The weighted-average period during which the cost will be amortized, which will be adjusted for subsequent changes in estimated forfeitures, was approximately 2.5 years.

Stock Options & Awards Activity:    Activity in the Company’s employee stock plans is summarized below:

	Shares	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Number Vested and Expected to vest at March 26, 2010	Weighted Average Exercise Price
Options outstanding at March 30, 2007	5,556,940	$6.91	4,179,792	$7.52
Granted	1,713,509	$10.45
Exercised	(1,780,210)	$7.12
Forfeited and expired	(278,893)	$10.88
Options outstanding at March 28, 2008	5,211,346	$7.79	2,952,000	$6.85
Granted	674,682	$4.23
Exercised	(14,538)	$3.60
Forfeited and expired	(1,049,560)	$8.26
Options outstanding at March 27, 2009	4,821,930	$7.20	3,182,450	$7.02
Granted	1,038,325	$5.40
Exercised	(157,776)	$4.15
Forfeited and expired	(1,563,893)	$9.57
Options outstanding at March 26, 2010	4,138,586	$5.97	2,662,832	$6.15	3,940,044	$5.99

At March 26, 2010:
Weighted average remaining contractual term (in years)	5.41		4.65		5.34
Aggregate intrinsic value (in thousands) (1)	$2,234		$1,530		$2,145

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at March 26, 2010 for options outstanding as of that date. The total intrinsic value of stock options exercised for fiscal 2010, 2009 and 2008 was $372,000, $12,000 and $7.1 million, respectively.

The following table summarizes information concerning options outstanding and exercisable as of March 26, 2010:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$2.73	-	$3.30	438,585	4.76	$3.11	343,606	$3.12
$3.40	-	$4.38	616,173	5.87	$4.03	318,155	$4.05
$4.45	-	$4.70	521,273	4.90	$4.65	485,211	$4.66
$4.80	-	$5.43	511,820	6.64	$5.25	232,444	$5.36
$5.60	-	$5.99	703,100	6.09	$5.88	145,931	$5.81
$6.03	-	$7.08	416,093	3.38	$6.59	402,977	$6.60
$7.14	-	$9.97	472,228	5.05	$8.41	378,425	$8.50
$10.00	-	$10.62	120,689	2.79	$10.22	114,660	$10.22
$10.75	-	$10.75	313,125	6.80	$10.75	227,081	$10.75
$11.66	-	$11.66	25,500	7.69	$11.66	14,342	$11.66
$2.73	-	$11.66	4,138,586	5.41	$5.97	2,662,832	$6.15

The following table summarizes information concerning grants of restricted stock:

Restricted Stock Awards:	Shares	Weighted Average Grant Date Fair Value
Nonvested stock at March 28, 2008	91,809	$5.55
Granted	318,209	$4.40
Vested	(268,615)	$4.75
Forfeited and cancelled	(28,360)	$4.39
Nonvested stock at March 27, 2009	113,043	$4.50
Granted	1,014,799	$4.92
Vested	(688,839)	$4.24
Forfeited and cancelled	(21,962)	$5.97
Nonvested stock at March 26, 2010	417,041	$5.88

Restricted stock awards granted under the equity plans are independent of option grants and are subject to restrictions. Awards are subject to forfeiture if employment or services are terminated prior to the release of restrictions, which occurs on a ratable basis over one to two years from the date of grant. Until the restriction is released, the shares cannot be transferred. Upon the release of restriction, a portion of the released shares are repurchased from employees by the Company to satisfy withholding-tax obligations arising from the vesting of restricted stock awards. These shares have the same cash dividend and voting rights as other common stock and are considered as issued and outstanding. The cost of the awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse. In fiscal 2010, 2009 and 2008, the Company repurchased 267,000, 102,000 and 51,000 shares, respectively, from employees. The withholding tax obligations were based upon the fair market value of the Company’s common stock on the vesting dates.

Note 10.  Capital Stock

Stock Repurchase Plan:    In fiscal 2008, the Board of Directors approved a stock repurchase plan, for a period of up to twenty-four months. In fiscal 2009 the Company repurchased 258,000 shares under the 2008 program at an average price of $3.90 per share for a total price of $1.0 million. The Company did not repurchase any shares under the 2008 program in fiscal 2010 or in 2008. The stock repurchase plan expired in the fourth quarter of fiscal 2010.

In addition, the Company repurchased 267,000 shares of common stock in fiscal 2010 from employees to satisfy withholding-tax obligations arising from the vesting of restricted stock awards. See Note 9.

Preferred Stock:    The Company has authorized 5,000,000 shares of $0.01 par value preferred stock. This stock, if issued, will carry liquidation preferences and other rights, as determined by the Board of Directors. As of March 26, 2010, no preferred shares were outstanding.

Reserved Stock:    As of March 26, 2010, the Company had reserved shares of its common stock for the following purposes:

Reserved Shares
Stock option plans:
Outstanding	4,138,586
Available for grant	2,659,702
7¼% Redeemable convertible subordinated debentures	752,508
3¾% Convertible senior notes	770,373

Note 11.  Income (Loss) Per Share

The following table sets forth the computation of the numerator and denominator used in the computation of basic and diluted net income (loss) per share:

(in thousands, except per share amounts)	2010	2009	2008
Numerator:
Net income (loss)	$(17,843)	$(53,503)	$7,145
Denominator -weighted average shares of common stock outstanding:
For basic income (loss) per share	29,178	28,854	27,423
Effect of dilutive common stock equivalents from stock-based compensation	—	—	992
For diluted income (loss) per share	29,178	28,854	28,415
Basic net income (loss) per share	$(0.61)	$(1.85)	$0.26
Diluted net income (loss) per share	$(0.61)	$(1.85)	$0.25

The denominator for basic net income (loss) per share is the weighted average number of unrestricted common shares outstanding for the periods presented. In periods of net income, the denominator for diluted net income per share also includes potentially dilutive shares, which consist of shares issuable upon the exercise of dilutive stock options and contingently issuable shares. These shares, which totaled 291,000 and 119,000, respectively, for fiscal 2010 and 2009, were excluded from the computations of diluted net loss per share in fiscal 2010 and 2009 as the effect of including those shares would be anti-dilutive and therefore reduce the loss per share.

There are approximately 770,000 shares of common stock issuable upon conversion of convertible senior notes and approximately 753,000 shares of common stock issuable upon conversion of redeemable convertible subordinated debentures. These shares and the related effect of the accrued interest on the convertible senior notes and the debentures are excluded from the calculation of diluted income (loss) per share for each period presented, as their inclusion would be anti-dilutive.

Note 12.  Significant Customers

In fiscal 2010, General Dynamics Corporation accounted for 22.7% of the Company’s revenue. In fiscal 2009, no single customer accounted for more than ten percent of the Company’s revenue. In fiscal 2008, ITT Corporation (formerly EDO Corporation), a government system integrator, and SPAWAR, a U.S. defense agency, accounted for 18.4% and 13.5%, respectively, of the Company’s revenue. Excluding aggregate orders from a variety of government agencies, no other single customer accounted for more than ten percent of the Company’s revenue in fiscal 2010, 2009, or 2008.

Sales to the government sector represented 78.6%, 72.8% and 87.5%, of the Company’s revenue in fiscal 2010, 2009, and 2008, respectively.

Note 13.  Segment Information

The Company operates in one reportable segment: the design, development, manufacture and sale of voice and data telecommunications equipment for multi-service networks and associated services used by government organizations, enterprises, and carriers worldwide. The following table presents operating information by geographic territory for fiscal 2010, 2009 and 2008:

(in thousands)	United States	Europe	Other International	Eliminations	Totals
2010
Product	$47,274	$5,937	$4,931	$—	$58,142
Service	13,436	2,712	204	—	16,352
Total revenue	$60,710	$8,649	$5,135	$—	$74,494
Long-lived assets	$9,555	$44	$88	$(32)	$9,655
2009
Product	$42,735	$6,361	$2,106	$—	$51,202
Service	12,624	1,856	106	—	14,586
Total revenue	$55,359	$8,217	$2,212	$—	$65,788
Long-lived assets	$9,293	$47	$100	$(31)	$9,409
2008
Product	$90,289	$10,831	$1,488	$—	$102,608
Service	11,347	1,945	244	—	13,536
Total revenue	$101,636	$12,776	$1,732	$—	$116,144
Long-lived assets	$60,467	$12	$132	$(29)	$60,582

In fiscal 2010, 2009, and 2008, Promina products accounted for 36.4%, 42.4% and 52.9% of product revenue, respectively. In fiscal 2010 and fiscal 2009, Quintum Series products accounted for 16.6% and 23.5% of product revenue, respectively. In fiscal 2010 and fiscal 2009, Network Exchange products accounted for 21.9% and 11.4%, respectively, of product revenue. In fiscal 2010, 2009, and 2008, the VX Series and predecessor products accounted for 22.3%, 19.8% and 29.2% of product revenue, respectively. All other products accounted for less than 10% of product revenue, individually and in the aggregate, for all years presented.

Note 14.  Employee Benefit Plan

The Company has a 401(k) tax-deferred savings plan, whereby eligible employees may contribute a percentage of their eligible compensation. Company contributions are discretionary; including administrative fees, Company expense was $45,000, $446,000 and $794,000 for fiscal 2010, 2009 and 2008, respectively.

Note 15.  Financial Instruments Fair Value Disclosure

The estimated fair values of the Company’s financial instruments at March 26, 2010 and March 27, 2009 were as follows:

(in thousands)	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Short-term investments	$75,508	$75,508	$81,432	$81,432
Liabilities:
3¾% Convertible senior notes	$10,500	$7,980	$13,000	$7,800
7¼% Redeemable convertible subordinated debentures	$23,704	$20,860	$23,704	$15,882

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

Convertible debt:  We have estimated the approximate fair value of these securities using the quoted market price or trade closest to March 26, 2010.

Foreign exchange contracts:  The Company’s foreign exchange forward contracts require an exchange of foreign currencies to U.S. dollars or vice versa, and generally mature in one month or less. As of March 26, 2010 and March 27, 2009, the Company had outstanding foreign exchange forward contracts with aggregate notional amounts of $5.1 million and $5.6 million, respectively, which had remaining maturities of one month or less. As of March 26, 2010, the carrying amount, which was also the estimated fair value of the foreign exchange forward contracts, was based on prevailing financial market information. The amounts recorded on the consolidated balance sheets for foreign exchange contracts are not material.

Note 16.  Litigation

A subsidiary of the Company, Quintum Technologies, LLC (Quintum), is party, by interpleader, to three related lawsuits in Greece filed by Lexis SA, a former distributor of Quintum products in Greece. The first two of these lawsuits were initially filed against Lexis by one of its customers, Advanced Telecom Systems (“ATS”), alleging that a set of hardware and software products acquired for ATS by Lexis failed to perform as a system. The products include Quintum’s hardware product and a software product by another vendor, Ipercom. In these first two lawsuits, the customer (ATS) seeks damages from the distributor (Lexis), and the distributor has interpleaded the product vendors, Quintum and Ipercom, asking them to pay any amounts that Lexis may be ordered to pay to ATS, who seeks a refund of amounts paid for the purchase of the hardware and software, totaling €78,215, and compensation for real and moral damages, totaling €4,054,893. The third lawsuit was initiated by one of ATS’ customers for non delivery of services, which were to be delivered through the system ATS purchased from Lexis. In this lawsuit, the ATS customer seeks various monetary damages totaling €2,859,847. ATS filed an interpleader lawsuit against Lexis and Lexis has filed the same against Quintum and Ipercom. Hearings on all the lawsuits and interpleader lawsuits are currently scheduled for October 14, 2010. The Company has not accrued any amounts related to the claim, as it believes that a negative outcome is not probable.

In addition to the above, the Company is involved in various legal proceedings from time to time that are considered normal to its business.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, management, under the supervision and with the participation of the chief executive officer (CEO) and chief financial officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) at the end of the period covered by this report as well as any changes in disclosure controls and procedures that occurred during the period covered by this report. Our management, including our CEO and CFO, has concluded that our disclosure controls and procedures are effective as of March 26, 2010.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. However, all internal control systems, no matter how well conceived and implemented, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 26, 2010.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited and issued a report on the effectiveness of our internal control over financial reporting, which appears below.

(c) Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 26, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Network Equipment Technologies, Inc.
Fremont, California

We have audited the internal control over financial reporting of Network Equipment Technologies, Inc. and subsidiaries (the “Company”) as of March 26, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 26, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 26, 2010, of the Company and our report dated June 8, 2010, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
June 8, 2010

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

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information requested by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement. Pursuant to Item 401(b) of Regulation S-K, information about our executive officers is reported under the caption “Executive Officers” in Part I of this report.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information requested by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information requested by Item 403 of Regulation S-K is incorporated herein by reference to the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information requested by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information requested by Item 9(e) of Schedule 14A with respect to the fees and services related to our independent registered public accounting firm and the disclosure of the Audit Committee’s pre-approval policies and procedures is incorporated herein by reference to the Proxy Statement.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1. Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of March 26, 2010 and March 27, 2009
Consolidated Statements of Operations for the years ended March 26, 2010, March 27, 2009 and March 28, 2008
Consolidated Statements of Comprehensive Income (Loss) for the years ended March 26, 2010, March 27, 2009 and March 28, 2008
Consolidated Statements of Cash Flows for the years ended March 26, 2010, March 27, 2009 and March 28, 2008
Consolidated Statements of Stockholders’ Equity for the years ended March 26, 2010, March 27, 2009 and March 28, 2008
Notes to Consolidated Financial Statements

2. Index to Consolidated Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes thereto.

Separate financial statements of the Registrant are omitted because the Registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements filed, in the aggregate, do not have a minority equity interest and/or long-term indebtedness to any person outside the consolidated group in an amount which together exceeds 5% of total consolidated assets at March 26, 2010.

3. Exhibits

Index to Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exh. No.	Filed Herewith
3.1	Registrant’s Certificate of Incorporation.	S-8	333-101962	08/19/2008	4.1
3.2	Registrant’s Bylaws, as amended.	8-K	001-10255	10/30/2007	3.1
4.1	Indenture dated as of May 15, 1989 between Registrant and Morgan Guaranty Trust Company of New York.	10-K/A	001-10255	7/25/1989	4.4
4.3	Certificate of Designations of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on August 24, 1989 (Exhibit 4.1 in the Registrant’s Form S-8 Registration Statement).	S-8	33-33013	1/19/1990	4.1
4.4	Indenture, dated as of December 18, 2007, between Network Equipment Technologies, Inc. and U.S. Bank National Association, as trustee, with related form of 3.75% Senior Convertible Note due 2014.	8-K	001-10255	12/20/2007	4.4
10.1	Asset Acquisition Agreement dated October 18, 2000, by and among CACI, Inc.-Federal, CACI International Inc, N.E.T. Federal, Inc., and Network Equipment Technologies, Inc..	10-Q	001-10255	11/13/2000
10.23	Headquarters Facilities – Lease between Ardenwood Corporate Park Associates and Network Equipment Technologies, Inc. dated December 21, 2000.	10-K	001-10255	6/28/2001	10.23
10.31*	Registrant’s Amended and Restated 1993 Stock Option Plan, as amended May 16, 2003.	10-K	001-10255	6/19/2003	10.31
10.32	Registrant’s Amended and Restated 1997 Stock Option Program, as amended April 16, 2002.	10-K	001-10255	6/18/2002	99.8
10.39*	Form of Change of Control Agreement entered into on May 5, 2006 between the Company and each of C. Nicholas Keating, Jr., Talbot Harty and Frank Slattery.	8-K	001-10255	5/11/2006	10.39
10.44	Form of Director and Officer Indemnification Agreement as signed by all Directors and Executive Officers of the Company.	8-K	001-10255	7/23/2008	10.44
10.45	Registrant’s 2008 Equity Incentive Plan.	10-K	001-10255	5/22/2009	10.45
10.46	Form of Separation Agreement between the Company and Gary L. Lau.	8-K	001-10255	5/18/2009	10
10.47	Form of Separation Agreement between the Company and John F. McGrath, Jr.	8-K	001-10255	11/13/2009	10
21.1	Subsidiaries of Registrant (as of May 21, 2010).					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
31.1

Certification of C. Nicholas Keating, Jr., President and Chief Executive Officer, pursuant to Rule 15d-14 of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

						X
31.2

Certification of David Wagenseller, Vice President and Chief Financial Officer, pursuant to Rule 15d-14 of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

						X
32.1	Certification of C. Nicholas Keating, Jr., President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of David Wagenseller, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

*

Compensation plans or arrangements in which directors and executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK EQUIPMENT TECHNOLOGIES, INC. (Registrant)
Date: June 8 , 2010	By: /s/ C. NICHOLAS KEATING, JR. C. Nicholas Keating, Jr., President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ C. NICHOLAS KEATING, JR. C. Nicholas Keating, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	June 8, 2010
/s/ DAVID WAGENSELLER David Wagenseller	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 8, 2010
/s/ DIXON R. DOLL Dixon R. Doll	Chairman of the Board	June 8, 2010
/s/ FREDERICK D. D’ALESSIO Frederick D. D’Alessio	Director	June 8, 2010
/s/ DAVID R. LAUBE David R. Laube	Director	June 8, 2010

NETWORK EQUIPMENT TECHNOLOGIES, INC.

SCHEDULE II

Valuation and Qualifying Accounts

(In thousands)

Description	Balance at beginning of period	Acquired through business combination	Charged to costs and expenses	Charged to other accounts (1)	Deduction/ write-offs	Balance at end of period

For the year ended March 28, 2008:
Allowance for doubtful accounts and sales returns	$39	$401	$78	$(27)	$(39)	$452
For the year ended March 27, 2009:
Allowance for doubtful accounts and sales returns	$452	$—	$152	$72	$(325)	$351
For the year ended March 26, 2010:
Allowance for doubtful accounts and sales returns	$351	$—	$22	$(108)	$—	$265

(1)  Amount represents additions or deductions to accounts receivable allowances representing sales return reserve that were charged or credited primarily to revenue.