Form 10-Q
period 2010-06-25
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2010-08-03
CIK 752431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 25, 2010.

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
☐ Yes  ☒ No

The number of shares outstanding of the registrant's Common Stock, par value $0.01, as of July 23, 2010 was 30,006,000.

NETWORK EQUIPMENT TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited — in thousands, except par value)

	June 25, 2010	March 26, 2010
Current assets:
Cash and cash equivalents	$3,306	$4,953
Short-term investments	71,780	75,508
Restricted cash	554	554
Accounts receivable, net of allowances of $220 at June 25, 2010 and $265 at March 26, 2010	9,874	13,468
Inventories	4,195	4,377
Prepaid expenses and other assets	6,110	7,961
Total current assets	95,819	106,821
Property and equipment, net	4,868	5,155
Other assets	5,351	5,710
Total assets	$106,038	$117,686
Current liabilities:
Accounts payable	$6,347	$7,987
Accrued liabilities	11,068	13,230
Total current liabilities	17,415	21,217
Long-term liabilities:
3¾% convertible senior notes	10,500	10,500
7¼% redeemable convertible subordinated debentures	23,704	23,704
Capital lease obligation, less current portion	61	69
Other long-term liabilities	1,924	2,092
Total long-term liabilities	36,189	36,365
Commitments and contingencies – Note 8
Stockholders’ equity:
Preferred stock ($0.01 par value; 5,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 75,000 shares authorized; 30,006 and 30,060 shares outstanding at June 25, 2010 and March 26, 2010)	300	300
Additional paid-in capital	253,181	252,105
Treasury stock, at cost	(10,700)	(10,374)
Accumulated other comprehensive loss	(1,608)	(1,398)
Accumulated deficit	(188,739)	(180,529)
Total stockholders’ equity	52,434	60,104
Total liabilities and stockholders’ equity	$106,038	$117,686

See accompanying notes to condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited — in thousands, except per share amounts)

	Three Months Ended
	June 25, 2010	June 26, 2009
Revenue:
Product	$9,987	$15,865
Service and other	3,494	3,645
Total revenue	13,481	19,510
Costs of revenue:
Cost of product	5,622	7,357
Cost of service and other	3,111	3,281
Total cost of revenue	8,733	10,638
Gross margin	4,748	8,872
Operating expenses:
Sales and marketing	4,733	5,392
Research and development	5,039	4,625
General and administrative	2,726	2,867
Restructure and other costs	—	38
Total operating expenses	12,498	12,922
Loss from operations	(7,750)	(4,050)
Interest income	224	476
Interest expense	(552)	(564)
Gain on extinguishment of debt	—	555
Other expense, net	(81)	(72)
Loss before taxes	(8,159)	(3,655)
Income tax provision	51	58
Net loss	$(8,210)	$(3,713)
Basic and diluted net loss per share	$(0.28)	$(0.13)
Common and common equivalent shares: basic and diluted	29,634	28,923
Condensed Consolidated Statements of Comprehensive Loss:
Net loss	$(8,210)	$(3,713)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(94)	652
Gross unrealized holding gains (losses) on available-for-sale securities	(46)	331
Reclassification adjustments for gains included in net loss	(70)	(148)
Comprehensive loss	$(8,420)	$(2,878)

See accompanying notes to condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited — in thousands)

	Three Months Ended
	June 25, 2010	June 26, 2009
Cash and cash equivalents at beginning of period	$4,953	$15,589
Cash flows from operating activities:
Net loss	(8,210)	(3,713)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and accretion	680	933
Stock-based compensation expense	1,447	1,731
Gain on extinguishment of debt	—	(555)
Loss on disposition of property and equipment	3	—
Interest earned on restricted cash	—	(4)
Changes in assets and liabilities:
Accounts receivable	3,594	(2,512)
Inventories	182	873
Prepaid expenses and other assets	1,805	744
Accounts payable	(1,645)	1,889
Accrued liabilities	(2,351)	(1,142)
Net cash used in operating activities	(4,495)	(1,756)
Cash flows from investing activities:
Purchase of short-term investments	(14,842)	(17,398)
Proceeds from sales and maturities of short-term investments	18,454	18,080
Purchases of property and equipment	(394)	(357)
Net cash provided by investing activities	3,218	325
Cash flows from financing activities:
Issuance of common stock	42	6
Repurchase of common stock	(328)	(279)
Payments under capital lease obligation	(14)	—
Repurchase of 3¾% convertible senior notes	—	(1,875)
Net cash used in financing activities	(300)	(2,148)
Effect of exchange rate changes on cash	(70)	635
Net decrease in cash and cash equivalents	(1,647)	(2,944)
Cash and cash equivalents at end of period	$3,306	$12,645

Other cash flow information:
Cash paid during the period for:
Interest	$1,056	$1,097
Non-cash investing activities:
Net unrealized gain (loss) on available-for-sale securities	(116)	182

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

Significant Accounting Policies:  The unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated balance sheet as of March 26, 2010 was derived from the Company’s audited consolidated financial statements.

These financial statements should be read in conjunction with the March 26, 2010 audited consolidated financial statements and notes thereto. The results of operations for the three months ended June 25, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending March 25, 2011 or any future period.

The Company’s fiscal year ends on the last Friday in March. In most years, the fiscal year is 52 weeks, with each quarter comprised of thirteen weeks, which allows comparability of quarter over quarter results. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position as of June 25, 2010, the results of operations for the three months ended June 25, 2010 and June 26, 2009, respectively and the cash flows for the three months ended June 25, 2010 and June 26, 2009, respectively.

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

Recently Issued Accounting Standards:  In October 2009, the Financial Accounting Standards Board (FASB) issued new accounting guidance with respect to revenue recognition: ASU No. 2009-13, Topic 605 — Multiple-Deliverable Revenue Arrangements; and ASU No. 2009-14, Topic 985 — Certain Revenue Arrangements That Include Software Elements. When adopted, these accounting standards may be applied either prospectively or retrospectively. The Company’s mandatory adoption date for this guidance will be March 26, 2011, the beginning of the Company’s fiscal 2012. Early adoption is permitted. The Company has not determined when it will adopt this new guidance. The future effect, if any, of the adoption of this new guidance on the Company’s consolidated financial statements will depend on whether the Company elects to apply these updates only prospectively or also retrospectively, and the nature of future revenue arrangements into which the Company may enter.

In January 2010, the FASB issued new accounting guidance to amend and clarify existing guidance related to fair value measurements and disclosures: ASU No. 2010-06 — Improving Disclosures about Fair Value Measurements. This guidance requires entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and clarifies existing disclosure requirements regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. We adopted the provisions of this guidance effective March 27, 2010, except for the requirement to disclose purchases, sales, issuances, and settlements related to level 3 measurements, which we will adopt in the first quarter of fiscal 2012.

Note 2.  Financial Instruments

The following table summarizes the financial assets and liabilities of the Company measured at fair value on a recurring basis:

(in thousands)		Fair Value Measurements at June 25, 2010, using
	Balance as of June 25, 2010	Level 1	Level 2
Assets:
U.S. government and municipalities(1)	$38,307	$38,307	$—
Corporate notes and bonds(1)	15,588	15,588	—
Other debt securities(1)	15,994	15,994	—
Foreign debt issues(1)	1,891	1,891	—
Foreign currency derivatives(2)	87	—	87
Total	$71,867	$71,780	$87

Liabilities:
Foreign currency derivatives(3)	$89	$—	$89
Total	$89	$—	$89

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

Derivative financial instruments are limited to foreign exchange contracts which the Company enters into to hedge certain balance sheet exposures and intercompany balances against future movement in foreign exchange rates. The Company’s primary net foreign currency exposures are in Japanese yen, Euros, and British pounds. The fair value of the Company’s derivative instruments is determined using pricing models based on current market rates. Gains and losses on foreign exchange contracts are included in other expense, net, and were not material for any period presented.

Note 3. Inventories

Inventories consisted of the following:

(in thousands)	June 25, 2010	March 26, 2010
Purchased components	$2,606	$2,806
Finished goods	1,589	1,571
	$4,195	$4,377

Certain inventories, not expected to be consumed within the next 12 months, are included in the condensed consolidated balance sheet as non-current assets.  These inventories were $1.6 million and $1.8 million, respectively, at June 25, 2010 and March 26, 2010.

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

At June 25, 2010, the Company’s deposit on inventory held by Plexus was $4.5 million, of which $1.5 million had been charged to a reserve for excess inventory. The deposit, including the related reserve, is included in prepaid expenses and other assets in the condensed consolidated balance sheets.

The Company regularly evaluates its inventory, including inventory held by Plexus and the amount on deposit with Plexus. As a result of these evaluations, the Company recorded charges of $291,000 and $378,000, respectively, to cost of revenue in the three months ended June 25, 2010, and June 26, 2009.

Note 4.  Loss Per Share

The following table sets forth the computation of the numerator and denominator used in the computation of basic and diluted net loss per share:

(in thousands, except per share amounts)	Three Months Ended
	June 25, 2010	June 26, 2009
Numerator:
Net loss	$(8,210)	$(3,713)
Denominator-weighted average shares of common stock outstanding:
Shares used to compute basic and diluted net loss per share	29,634	28,923
Basic and diluted net loss per share	$(0.28)	$(0.13)

The denominator for basic and diluted net loss per share is the weighted average number of unrestricted common shares outstanding for the periods presented. In periods of net income, the denominator for diluted net income per share also includes potentially dilutive shares, which consist of shares issuable upon the exercise of dilutive stock options and contingently issuable shares. These shares are excluded from the computations of diluted net loss per share for the three months ended June 25, 2010 and June 26, 2009 as they are anti-dilutive and would therefore reduce the loss per share. The total amount of such anti-dilutive shares was 331,000 and 134,000 for the three months ended June 25, 2010 and June 26, 2009, respectively.

At June 25, 2010, there are 770,000 shares of common stock issuable upon conversion of the 3¾% convertible senior notes and 753,000 shares of common stock issuable upon conversion of the 7¼% redeemable convertible subordinated debentures. For the three months ended June 25, 2010 and June 26, 2009, these shares and the related effect of the accrued interest are excluded from the calculation of diluted net loss per share, as their inclusion would be anti-dilutive.

Note 5.  Restructure and Other Costs

There were no charges for restructuring costs in the three months ended June 25, 2010. The net restructure cost of $38,000 for the three months ended June 26, 2009 related to unanticipated costs to exit the Company’s former manufacturing facility and charges for employee separation costs.

The liability for restructuring was $1.8 million at June 25, 2010 and consisted solely of accrued costs to exit the Company’s former manufacturing facility. Changes in accrued amounts related to restructuring during fiscal 2011 were as follows:

(in thousands)	Restructure Accrual
Balance at March 26, 2010	$2,119
Provision	—
Payments	(341)
Other (1)	38
Balance at June 25, 2010	$1,816

(1)

Consists primarily of accretion of implied interest on the remaining liability for lease and other exit costs associated with the Company’s former manufacturing facility which is reflected in general and administrative expense in the condensed consolidated statement of operations and comprehensive loss.

The liability for restructuring balances at June 25, 2010 and March 26, 2010 include $529,000 and $822,000, respectively, classified as other long-term liabilities related to lease and other exit costs for the vacated facility, net of an estimated amount of sublease income.

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

Components of the warranty accrual, which is included in accrued liabilities in the accompanying condensed consolidated balance sheets, were as follows:

(in thousands)	Three Months Ended
	June 25, 2010	June 26, 2009
Balance at beginning of period	$69	$82
Charges to cost of goods sold	19	1
Charges to warranty accrual	(27)	(11)
Other adjustments (1)	7	5
Balance at end of period	$68	$77

(1)

Adjustments result from changes in warranty cost estimates related to labor costs to repair products and frequency of warranty claims.

Note 7.  Income Taxes

The Company recorded income tax provisions of $51,000 and $58,000, respectively, for the three months ended June 25, 2010 and June 26, 2009, respectively. The prior period ended June 26, 2009 benefited from a U.S. federal refundable credit as a result of legislation which allows taxpayers to elect to forego bonus depreciation on certain additions of qualified eligible property and, in turn, claim a refundable credit for a portion of its unused alternative minimum tax and research credits. The Housing and Economic Recovery Act of 2008, signed into law in July 2008, applied to certain additions of qualified property placed in service from the period between April 2008 and December 2008. In February 2009, the American Recovery and Reinvestment Tax Act of 2009 was enacted and extended the period for eligible property additions for another year through December 31, 2009. The refundable credit ended December 31, 2009. The income tax provision included a credit amount of $12,000 for the three months ended June 26, 2009. Provisions for income tax are primarily related to the Company’s international operations.

Note 8.  Contractual Obligations and Commercial Contingencies

3¾% Convertible Senior Notes:  In December 2007, the Company issued $85.0 million of 3¾% convertible senior notes due December 15, 2014, in a private placement, of which $10.5 million remained outstanding at June 25, 2010. The notes may be converted by a holder, at its option, into shares of the Company’s common stock initially at a conversion rate of 73.3689 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $13.63 per share of common stock (subject to adjustment in certain events), at any time on or prior to December 15, 2014, unless the notes were previously repurchased. If a holder elects to convert its notes in connection with certain fundamental changes, in certain circumstances the conversion rate will increase by a number of additional shares of common stock upon conversion. Upon conversion, a holder generally will not receive any cash payment representing accrued and unpaid interest, if any. The notes are not redeemable by the Company prior to the stated maturity. Upon the occurrence of certain fundamental changes including, without limitation, an acquisition of voting control of the Company, the liquidation or dissolution of the Company, or the Company’s common stock ceasing to be traded on a U.S. national securities exchange, a holder may require the Company to purchase for cash all or any part of its notes at a purchase price equal to 100% of the principal amount plus any accrued and unpaid interest (including additional interest, if any) up until, but not including, the fundamental change purchase date.

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

In fiscal 2009 and 2010, the Company repurchased and retired a total of $74.5 million principal amount of the outstanding notes in privately negotiated transactions. There were no such repurchases in the three months ended June 25, 2010.

In the three months ended June 26, 2009, the Company repurchased and retired $2.5 million principal amount of the outstanding notes in privately negotiated transactions. The Company recorded a net gain on this extinguishment of debt of $555,000, consisting of a $625,000 gain resulting from the repurchase of debt at below principal, partially offset by a $70,000 write-off of unamortized deferred financing costs related to the repurchased debt. The net gains on these transactions were recorded as non-operating income.

7¼% Redeemable Convertible Subordinated Debentures:  In May 1989, the Company issued $75.0 million of 7¼% redeemable convertible subordinated debentures due May 15, 2014, of which $23.7 million remained outstanding at June 25, 2010. Each debenture is convertible at the option of the holder into common stock at $31.50 per share and is redeemable at the option of the Company. The debenture holders are entitled to a sinking fund which began May 15, 2000, of 14 annual payments of 5% of the aggregate principal amount of debentures issued ($3.8 million annually), reduced by any redemption or conversion of the debentures. As a result of previous redemptions, the total remaining sinking fund requirement is $1.2 million, which, assuming no further redemptions, will be due as a final sinking fund payment on May 15, 2013.

Equipment Financing:  In the third quarter of fiscal 2010, the Company acquired certain office equipment through an agreement classified as a capital lease and an associated note payable. The cost of equipment financed by the capital lease and by the note payable was $145,000 and $141,000, respectively. The terms of both the capital lease agreement and the note payable are three years. The capital lease agreement includes a bargain purchase option which the Company may exercise at the end of the lease term. The equipment financed by the capital lease and the note payable is included in the condensed consolidated balance sheets as property and equipment, net. Amortization of assets under capital lease is included in depreciation expense. Accumulated amortization of assets under capital lease was $26,000 at June 25, 2010 and $13,000 at March 26, 2010.

License and Development Agreement:  The Company is a party to a license and development agreement with a third-party technology supplier, under which the Company acquired a license to manufacture and distribute the supplier’s high-speed networking platform. The Company agreed to pay certain amounts to the supplier for an additional, more advanced platform and an extended exclusive right to market. The agreement provides for two remaining payments totaling $2.5 million, due at separate future dates dependent upon the supplier’s delivery of future enhancements of the advanced platform.

The Company is obligated to pay royalties on sales of the licensed products, which began in the second half of fiscal 2007. There were no royalties for the three months ended June 25, 2010 and June 26, 2009.

Contingencies:  In the normal course of business, the Company enters into contractual commitments to purchase services, materials, components, and finished goods from suppliers, mainly its primary contract manufacturer, Plexus. Under the agreement with Plexus, the Company may incur certain liabilities, as described in Note 3.

The Company’s contractual obligations and contingencies decreased from $53.5 million at March 26, 2010 to $51.2 million at June 25, 2010 due to ongoing interest and operating lease payments.

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

Stock options generally become exercisable ratably over a four-year period and expire after seven to ten years. Options may be granted to officers, employees, directors and independent contractors to purchase common stock at a price not less than 100% of the fair market value at the date of grant. Stock option exercises in the three months ended June 25, 2010 were 10,041 shares. Stock option exercises in the three months ended June 26, 2009 were 1,666 shares.

Restricted stock awards (“RSAs”) granted under the equity plans are independent of option grants and are subject to restrictions. RSAs, which have been issued since fiscal 2007, are subject to forfeiture if employment or services are terminated prior to the release of restrictions, which generally occurs on a ratable basis over one to two years from the date of grant. Until the restriction is released, the shares cannot be transferred. These shares have the same cash dividend and voting rights as other common stock and are considered as issued and outstanding. The cost of the awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse.

Restricted stock unit awards (“RSUs”) granted under the 2008 Equity Incentive Plan are also independent of option grants and are subject to restrictions. RSUs, are subject to forfeiture if employment or services are terminated prior to the release of restrictions, which generally occurs the day following the date of grant. Until the restriction is released, the shares cannot be transferred. These shares are not considered as issued and outstanding until the release of restrictions. The cost of the awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse.

Upon the release of restriction, a portion of the released shares are repurchased from employees by the Company to satisfy withholding-tax obligations arising from the vesting of restricted stock awards. The Company repurchased 63,603 shares from employees in the three months ended June 25, 2010 for a total price of $328,000. The Company repurchased 72,998 shares from employees in the three months ended June 26, 2009 for a total price of $279,000.

Stock Compensation Expense:  Stock-based compensation expense for the three months ended June 25, 2010 and June 26, 2009 was as follows:

(in thousands)	Three Months Ended
	June 25, 2010	June 26, 2009
Cost of revenue	$199	$228
Sales and marketing	390	657
Research and development	508	460
General and administrative	349	386
	$1,446	$1,731

The fair value of the Company’s stock option awards granted to employees was estimated using the following weighted-average assumptions:

	Three Months Ended
	June 25, 2010	June 26, 2009
Expected term, in years	4.94	5.16
Expected volatility	72.81%	68.84%
Risk-free interest rate	1.90%	2.53%
Expected dividends	—	—
Weighted average fair value	$2.94	$2.14

Note 10.  Financial Instruments Fair Value Disclosure

The estimated fair values of the Company’s financial instruments at June 25, 2010 and March 26, 2010 were as follows:

(in thousands)	June 25, 2010		March 26, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Short-term investments	$71,780	$71,780	$75,508	$75,508
Liabilities:
3¾% Convertible senior notes	$10,500	$7,980	$10,500	$7,980
7¼% Redeemable convertible subordinated debentures	$23,704	$20,563	$23,704	$20,860

The unrealized holding gains (losses) on available-for-sale securities for short term investments recorded in accumulated other comprehensive loss are not material as of June 25, 2010 and March 26, 2010 respectively.

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

Convertible debt:  We have estimated the approximate fair value of these securities using the quoted market price or trade closest to June 25, 2010.

Foreign exchange contracts:  The Company does not use derivative financial instruments for speculative or trading purposes. Where available, the Company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movement in foreign exchange rates. Gains and losses on the foreign exchange contracts are included in other expense, net, which offset foreign exchange gains or losses from revaluation of foreign currency-denominated balance sheet items and intercompany balances.

The foreign exchange forward contracts require the Company to exchange foreign currencies to U.S. dollars or vice versa, and generally mature in one month or less. As of June 25, 2010 and March 26, 2010, the Company had outstanding foreign exchange forward contracts with aggregate notional amounts of $4.3 million and $5.1 million, respectively, which had remaining maturities of one month or less. As of June 25, 2010, the carrying amount, which was also the estimated fair value of the foreign exchange forward contracts, was based on prevailing financial market information. The amounts recorded on the condensed consolidated balance sheets and statements of operations for foreign exchange contracts are not material.

Note 11.  Litigation

The Company is currently a party to various legal proceedings. Management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm the Company’s financial position, cash flows, or results of operations. However legal proceedings are subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include money damages or, in matters for which injunctive relief or other conduct remedies are sought, an injunction prohibiting the Company from selling one or more products at all or in particular ways. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on the Company’s business, results of operations and financial position.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the condensed consolidated financial statements included in this Form 10-Q and Part II of our Form 10-K for the fiscal year ended March 26, 2010. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. A forward-looking statement may contain words such as “plans,” “hopes,” “believes,” “estimates,” “will,” “continue to,” “expect to,” “anticipate that,” “to be,” or “can affect.” Forward-looking statements are based upon management expectations, forecasts and assumptions that involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Many factors may cause actual results to vary including, but not limited to, the factors discussed in this Form 10-Q and our most recently filed Form 10-K. The Company expressly disclaims any obligation or undertaking to revise or publicly release any updates or revisions to any forward-looking statement contained in this Form 10-Q except as required by law. Investors should carefully review any risk factors described in this Form 10-Q and our most recently filed Form 10-K, along with other documents the Company files from time to time with the Securities and Exchange Commission.

Our Business

Network Equipment Technologies, Inc. (NET), founded in 1983, develops and sells voice and data networking solutions that enable the integration and migration of existing networks to secure internet protocol (IP)-based communications. We have more than 25 years of operating history and a worldwide customer base that includes both government entities and enterprise customers. Our enterprise customer base includes large enterprises adopting unified communications (UC) and small- to mid-sized businesses (SMBs) implementing new Voice-over-IP (VoIP) technologies. Our government customers include a variety of federal and international agencies and organizations, including civilian and defense agencies and resellers to such entities. A new U.S. General Services Administration Schedule contract was issued to our Federal subsidiary in July 2010, providing an ongoing contracting vehicle for sales to the U.S. government. In addition to our direct sales capabilities, we are developing relationships with integrators, resellers and technology leaders to help drive our enterprise business. Our global support and service organization, along with third-party service organizations, provides installation and other professional services, a variety of maintenance programs, technical assistance, and customer training.

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

There have been no significant changes during the three months ended June 25, 2010 to our policies and estimates, as discussed in our Annual Report on Form 10-K for the fiscal year ended March 26, 2010.

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

Results of Operations

The following table sets forth selected data derived from our condensed consolidated statements of operations expressed as a percentage of revenue for the periods presented:

	Three Months Ended
	June 25, 2010	June 26, 2009
Percent of revenue
Product	74.1%	81.3%
Service and other	25.9	18.7
Total revenue	100.0	100.0

Product gross margin	43.7	53.6
Service and other gross margin	11.0	10.0
Total gross margin	35.2	45.5

Sales and marketing	35.1	27.6
Research and development	37.4	23.7
General and administrative	20.2	14.7
Restructure and other costs	—	0.2
Total operating expenses	92.7	66.2
Loss from operations	(57.5)	(20.7)

Interest expense, net	(2.4)	(0.5)
Gain on extinguishment of debt	—	2.8
Other expense, net	(0.6)	(0.3)
Loss before taxes	(60.5)	(18.7)
Income tax provision	0.4	0.3
Net loss	(60.9)%	(19.0)%

Overview and Highlights

Note: Unless otherwise stated, all references to “fiscal 2011” refer to the three months ended June 25, 2010; all references to “fiscal 2010” or “the prior fiscal year” refer to the comparable prior year period, that is, the three months ended June 26, 2009; and all comparative references, such as “increases” and “decreases” or “higher” and “lower,” refer to the current fiscal 2011 period as compared to the comparable fiscal 2010 period.

•

Total revenue was down 31% in the first quarter of fiscal 2011. The decline in the first quarter was due primarily to lower sales to government customers.

•

Our sales to the government sector continue to account for a majority of our revenue, but fluctuate from quarter to quarter. Revenue from government customers declined about one third from the prior year period but, as a percentage of total revenue, was 72.3% in the first quarter of fiscal 2011. Spending by government customers is dependent upon the size of budget allocations, the timely passage of the annual federal budget, and the timing of specific programs. In addition, government customers may purchase large quantities of equipment from us in a single quarter, often with orders totaling $2 to $5 million or more, and then make no purchases in other quarters, making quarterly comparisons difficult. For example, over the course of fiscal year 2010, we achieved quarterly revenue ranging from $84,000 to $6.2 million for NX1000 sales from a single government program.

•

Sales were down on our Promina product line in the first quarter of fiscal 2011. On a combined basis, sales of our Promina and NX1000 products were down 35%. Promina products, which are based on time division multiplexing, continue to perform well for certain applications and we have a large installed base, particularly in the Federal government. The NX1000 product is an extension of our Promina product line and allows Promina customers to add IP capabilities to their networks. Given the installed base for Promina and the addition of the NX1000 product, we expect to see orders for Promina and NX1000 products for the next few years, but at a declining rate.

•

Overall sales on our VoIP-based product lines were down, though enterprise sales of our VX Series were up slightly compared to fiscal 2010. Our VX Series is a VoIP and unified communications platform with advanced network control and security features. In addition to secure voice applications for the government, the VX Series platform provides enterprise customers with telephony integration for unified communications and unified messaging. Our Quintum Tenor platform provides the basic functionality of a VoIP gateway, along with other features. Product revenue from our VX series was $3.8 million, a 42.1% decrease compared to fiscal 2010, while revenue from Tenor series products decreased by 35%. Product revenue from enterprise customers for our VX series was up 3% compared to fiscal 2010. We have announced a new VoIP and unified communications platform, the UX Series, which has not yet been released.

•

Our sector mix and our mix of product sales fluctuate quarter to quarter. We expect our customers to move to IP-based communications, at varying speeds, and spending by government customers fluctuates for the reasons noted above. The following table shows elements of our sector mix and our mix of product sales:

(in thousands, except percentages)	Three Months Ended
	June 25, 2010	June 26, 2009
Sector mix:
Revenue from government customers	$9,741	$14,622
% of total revenue	72.3%	74.9%
Mix of product sales:
Promina product revenue	$3,303	$5,725
% of product revenue	33.1%	36.1%
VoIP-based product revenue	$5,748	$9,532
% of product revenue	57.6%	60.1%

•

We continue to manage expenses and cash tightly. Expense for sales and marketing and general and administrative declined in the first quarter of fiscal 2011 compared to the prior-year period. Research and development expense increased by 9% in the first quarter of fiscal 2011, due principally to product development costs. On a temporary basis, since the beginning of fiscal 2010, most of our domestic employees have taken a 7.5% salary reduction, with executives taking reductions of 10% to 15%. The salary reductions have been offset by grants of restricted stock.

Revenue

(in thousands, except percentages)	Three Months Ended
	June 25, 2010	June 25, 2009	Change
Product	$9,987	$15,865	(37.1)%
Service and other	3,494	3,645	(4.1)
Total revenue	$13,481	$19,510	(30.9)%

Total revenue was lower in the first quarter of fiscal 2011 primarily due to lower sales to Federal government customers. Several sales orders anticipated to close in the first quarter of fiscal 2011 were delayed and are now expected to close in the second quarter of fiscal 2011. Sales to commercial customers were also lower in the first quarter of fiscal 2011, due principally to lower sales of Quintum Tenor products.

Product revenue was down in the first quarter of fiscal 2011 over the comparable prior-year period principally due to the reduction in sales to government customers. Also, sales associated with the basic VoIP applications that were a large part of the traditional Quintum business have continued to decline as we shift our focus to more-advanced unified communications, Session Initiation Protocol (SIP) trunking, and other applications supported by our VX Series products.

We expect our mix of product sales and our sector mix to fluctuate quarter to quarter, as our customers continue to move to IP-based communications. Spending by government customers is dependent on the size of budget allocations and, particularly in our fiscal third quarter, the timely passage of the annual federal budget. Sales to our government customers also fluctuate based upon the timing of specific government programs.

Service and other revenue decreased slightly in the first quarter of fiscal 2011. Significant fluctuations in our service and other revenue can occur as a result of factors affecting the timing of the recognition of revenue, including customer deployment schedules and contractual acceptance provisions.

Gross Margin

	Three Months Ended
	June 25, 2010	June 26, 2009
Product gross margin	43.7%	53.6%
Service and other gross margin	11.0	10.0
Total gross margin	35.2%	45.5%

Total gross margin decreased in the first quarter of fiscal 2011 primarily as a result of lower product revenues.

Service and other gross margin was relatively unchanged in the first quarter fiscal 2011. Service cost of goods sold decreased slightly, at $3.1 million in the first quarter of fiscal 2011, compared to $3.3 million in the comparable prior-year periods.

Operating Expenses

(in thousands, except percentages)	Three Months Ended
	June 25, 2010	June 26, 2009	Change
Sales and marketing	$4,733	$5,392	(12.2)%
Research and development	5,039	4,625	9.0
General and administrative	2,726	2,867	(4.9)
Restructure and other costs	—	38	(100.0)
Total operating expenses	$12,498	$12,922	(3.3)%

Total operating expenses in fiscal 2011 decreased somewhat as reductions in sales and marketing expense and general and administrative expenses were partially offset by increased research and development expense.

Sales and marketing expense decreased in fiscal 2011. The principal reasons for the decrease were as follows:

•

In the first quarter of fiscal 2010, we incurred employee separation costs of $700,000 in connection with the retirement of our former Federal sales executive. There was no similar charge in the first quarter of fiscal 2011.

•

Sales commissions were lower in the first quarter of fiscal 2011 by $160,000, reflecting reduced bookings.

•

Non-cash stock compensation was lower by $44,000.

The decrease in sales and marketing expense was net of certain higher costs which totaled $245,000, primarily for employee compensation, travel and entertainment, and consulting.

Research and development expense increased in fiscal 2011 due primarily to costs relating to development efforts for the UX product, resulting in the following:

•

Compensation costs, including employee compensation, stock-based compensation and consulting costs, increased by $620,000.

•

Allocations of shared expenses, including facilities and information technology costs, were $28,000 higher in 2011.

The increase in research and development expense was partially offset by the following:

•

Engineering related expenses, which are typically one-time costs for development activities, were lower by $59,000.

•

Depreciation and other operating expenses were $125,000 lower, as certain fixed assets became fully depreciated over the past year.

•

Other research and development costs were lower by $48,000.

General and administrative expense was slightly lower in the first quarter of fiscal 2011, for the following principal reasons:

•

Employee compensation costs, including direct pay and stock-based compensation costs, were lower by $98,000.

•

Miscellaneous other costs that included bad debt, bank fees and accretion charges for our vacated facility, were lower by $90,000.

•

Allocations of shared expenses, including facilities and information technology costs, were lower by $14,000.

The decrease in general and administrative expense was partially offset by the following:

•

Outside legal fees were higher in the first quarter of fiscal 2011 by $60,000, principally due to patent lawsuit defense costs.

Non-Operating Items

(in thousands, except percentages)	Three Months Ended
	June 25, 2010	June 26, 2009	Change
Interest income	$224	$476	(52.9)%
Interest expense	$(552)	$(564)	(2.1)%
Gain on extinguishment of debt	$—	$555	(100.0)%
Other expense, net	$(81)	$(72)	12.5%

Interest income was lower in fiscal 2011 due to lower average interest earned on investments, and, to a lesser extent, to lower average cash balances. Average cash balances were lower primarily due to the effect of operating losses in the full fiscal year 2010 and in the first quarter of fiscal 2011.

Interest expense was lower in fiscal 2011, reflecting the retirement of a portion of our outstanding debt through repurchases in fiscal 2010. In the first quarter of fiscal 2010 we repurchased and retired $2.5 million of the principal amount of our outstanding 3¾% convertible senior notes. We realized a net gain on this extinguishment of debt of $555,000, consisting of a $625,000 gain resulting from the repurchase of debt at below principal, partially offset by a $70,000 write-off of unamortized deferred financing costs related to the repurchased debt. The net gain on this transaction was recorded as non-operating income.

Other expense, net, consisted of:

(in thousands)	Three Months Ended
	June 25, 2010	June 26, 2009
Loss on foreign exchange	$(147)	$(220)
Realized gain on investments	70	148
Other	(4)	—
	$(81)	$(72)

Income Tax Provision

Income tax provisions were $51,000 and $58,000, respectively, for the three months ended June 25, 2010 and June 26, 2009, respectively. The three months ended June 26, 2009 benefited from a U.S. federal refundable credit as a result of legislation which allows taxpayers to elect to forego bonus depreciation on certain additions of qualified eligible property and, in turn, claim a refundable credit for a portion of its unused alternative minimum tax and research credits. The Housing and Economic Recovery Act of 2008, signed into law in July 2008, applied to certain additions of qualified property placed in service from the period between April 2008 and December 2008. In February 2009, the American Recovery and Reinvestment Tax Act of 2009 was enacted and extended the period for eligible property additions for another year through December 31, 2009. The refundable credit ended December 31, 2009. The income tax provision included a credit amount of $12,000 for the three months ended June 26, 2009. Provisions for income tax are primarily related to our international operations.

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been our cash balances, cash provided by operating activities, debt financings, and committed credit lines.

Cash Balances:  As of June 25, 2010, cash and cash equivalents, short-term investments and restricted cash were $75.6 million, as compared to $81.0 million as of March 26, 2010. These amounts at June 25, 2010 were invested 55.7% in U.S. government and municipal agency investments and cash equivalents, primarily money market funds.

Cash Flows from Operating Activities:  Net cash used in operating activities was $4.5 million in the first three months of fiscal 2011 compared to $1.8 million in the first three months of fiscal 2010. The increase in net cash used in operating activities resulted principally from the difference in net loss, which was $4.5 million higher in fiscal 2011, and by changes in asset and liability balances, particularly accounts receivable. Collections on accounts receivable were higher in the first quarter of fiscal 2011 than in the same period in fiscal 2010 principally because revenues in the fourth quarter of fiscal 2010 were higher than in the fourth quarter of fiscal 2009. The effect upon cash of changes in accounts receivable balances was a $6.1 million reduction in cash used in operating activities. Changes in other balance sheet items were collectively responsible for a $4.4 million increase in cash used in operating activities. Changes in depreciation, amortization and accretion, stock-based compensation expense and gain on extinguishment of debt, collectively did not have a significant effect upon cash used in operating activities.

Cash Flows from Investing Activities:  Net cash provided by investing activities was $3.2 million in the first quarter of fiscal 2011 compared to $325,000 in the comparable prior-year period. The principal reason for this change was the net effect upon cash of purchases, sales and maturities of short-term investments. These activities provided net cash of $3.6 million in the first quarter of fiscal 2011 compared to $682,000 in the comparable prior-year period.

Cash Flows from Financing Activities:  Net cash used in financing activities was $300,000 in the first quarter of fiscal 2011 compared to $2.1 million in the comparable prior-year period. The principal difference between the two periods was that, in the first quarter of fiscal 2010, we paid $1.9 million to repurchase a portion of our outstanding 3¼ convertible senior notes.

Non-cash Investing Activities:  Our primary non-cash investing activity in the first quarter of fiscal 2011 was an unrealized loss on available-for-sale securities of $116,000. In the comparable prior-year period, the unrealized gain on available-for-sale securities was $182,000.

Contractual Obligations and Commercial Commitments: Our contractual obligations consist of facilities leases with noncancellable terms in excess of one year, principal and interest on our 3¾% convertible senior notes and our 7¼% redeemable convertible subordinated debentures, and a license and development agreement with a third party to develop new products.

Our contractual obligations and contingencies decreased $2.3 million from March 26, 2010 due to ongoing operating lease payments and interest payments on the outstanding 3¾% convertible senior notes issued in December 2007 and 7¼ redeemable convertible subordinated debentures issued in May 1989. The following table provides a summary of our long-term debt and related interest payment obligations at June 25, 2010:

Contractual Obligations (in thousands)	Total	2011	2012 to 2013	2014 to 2015	After 2015
Long-term debt	$34,204	$—	$—	$34,204	$—
Interest on long-term debt	$8,646	$1,056	$4,225	$3,365	$—

There was no significant change to our other contractual obligations in the three months ended June 25, 2010.

We have a commitment to pay a total of $2.5 million to a third-party technology supplier upon receipt of future deliverables.

We have a long-term income tax liability for uncertain tax positions amounting to $595,000 at June 25, 2010. We cannot currently predict the date of settlement or payment, as the timing of resolution of our liability is highly uncertain.

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

At June 25, 2010, Plexus held inventory related to our products. Our deposit relating to this inventory was $4.5 million at June 25, 2010 and reserves relating to this deposit were $1.5 million. Both the deposit and the related reserves are included in prepaid expenses and other assets on the condensed consolidated balance sheets. Additional deposits may be required under the terms of the agreement.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following are the material changes for the three months ended June 25, 2010 from the information reported under Part II, Item 7A of our Form 10-K for the fiscal year ended March 26, 2010:

A 10% change in market interest rates would change the fair value of our investment portfolio by $66,000, as compared to a change of $61,000 as of March 26, 2010.

A 10% change in the foreign currency rates affecting our foreign exchange contracts as of their June 25, 2010 levels would change the fair value of the contracts by $430,000, as compared to a change of $510,000 for the contracts as of March 26, 2010.

The fair market value of our 3¾% convertible senior notes is sensitive to changes in interest rates and to the price of our common stock into which it can be converted as well as our financial stability. The yield to maturity on the notes is fixed, therefore the interest expense on the debt does not fluctuate with interest rates. The fair value of the 3¾% convertible senior notes was $8.0 million at June 25, 2010 and March 26, 2010.

The fair value of the 7¼% redeemable convertible subordinated debentures was $20.6 million as of June 25, 2010 as compared to $20.9 million as of March 26, 2010.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, management, under the supervision and with the participation of the chief executive officer (CEO) and chief financial officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) at the end of the period covered by this report as well as any changes in disclosure controls and procedures that occurred during the period covered by this report. Our management, including our CEO and CFO, has concluded that our disclosure controls and procedures are effective as of June 25, 2010.

No changes in our internal control over financial reporting occurred during the quarter ended June 25, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Common Stock

The Company does not currently have a stock buy-back program in place. However, the Company routinely repurchases shares surrendered for payment of tax withholding obligations upon vesting of restricted stock awards. In the first quarter of fiscal 2011, 63,603 shares were acquired directly from employees for this purpose.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

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

Dated:  August 3, 2010

NETWORK EQUIPMENT
TECHNOLOGIES, INC.

/s/C. NICHOLAS KEATING, JR.

C. Nicholas Keating, Jr.
President and Chief Executive Officer

/s/DAVID WAGENSELLER

David Wagenseller
Chief Financial Officer
(Principal Financial and Accounting Officer)