Form 10-Q
period 2010-09-24
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2010-11-03
CIK 752431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 24, 2010.

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
☐ Yes  ☒ No

The number of shares outstanding of the registrant's Common Stock, par value $0.01, as of October 22, 2010 was 30,057,000.

NETWORK EQUIPMENT TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited — in thousands, except par value)

	September 24, 2010	March 26, 2010
Current assets:
Cash and cash equivalents	$3,960	$4,953
Short-term investments	66,022	75,508
Restricted cash	2,192	554
Accounts receivable, net of allowances of $263 at September 24, 2010 and $265 at March 26, 2010	13,567	13,468
Inventories	3,917	4,377
Prepaid expenses and other assets	5,709	7,961
Total current assets	95,367	106,821
Property and equipment, net	4,698	5,155
Other assets	5,276	5,710
Total assets	$105,341	$117,686
Current liabilities:
Accounts payable	$7,915	$7,987
Accrued liabilities	11,448	13,230
Total current liabilities	19,363	21,217
Long-term liabilities:
3¾% convertible senior notes	10,500	10,500
7¼% redeemable convertible subordinated debentures	23,704	23,704
Capital lease obligation, less current portion	79	69
Other long-term liabilities	1,466	2,092
Total long-term liabilities	35,749	36,365
Commitments and contingencies – Note 8
Stockholders’ equity:
Preferred stock ($0.01 par value; 5,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 75,000 shares authorized; 30,057 and 30,060 shares outstanding at September 24, 2010 and March 26, 2010)	300	300
Additional paid-in capital	254,648	252,105
Treasury stock, at cost	(10,933)	(10,374)
Accumulated other comprehensive loss	(1,653)	(1,398)
Accumulated deficit	(192,133)	(180,529)
Total stockholders’ equity	50,229	60,104
Total liabilities and stockholders’ equity	$105,341	$117,686

See accompanying notes to condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited — in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 24, 2010	September 25, 2009	September 24, 2010	September 25, 2009
Revenue:
Product	$16,741	$14,420	$26,728	$30,285
Service and other	3,489	5,341	6,983	8,986
Total revenue	20,230	19,761	33,711	39,271
Costs of revenue:
Cost of product	7,305	7,532	12,927	14,889
Cost of service and other	3,018	4,426	6,129	7,707
Total cost of revenue	10,323	11,958	19,056	22,596
Gross margin	9,907	7,803	14,655	16,675
Operating expenses:
Sales and marketing	5,023	4,628	9,756	10,020
Research and development	4,615	4,783	9,654	9,408
General and administrative	3,186	2,718	5,912	5,585
Restructure and other costs (recoveries)	—	(14)	—	24
Total operating expenses	12,824	12,115	25,322	25,037
Loss from operations	(2,917)	(4,312)	(10,667)	(8,362)
Interest income	209	412	433	888
Interest expense	(555)	(598)	(1,107)	(1,162)
Gain on extinguishment of debt	—	—	—	555
Other income (expense), net	23	300	(58)	228
Loss before taxes	(3,240)	(4,198)	(11,399)	(7,853)
Income tax provision (benefit)	154	(14)	205	44
Net loss	$(3,394)	$(4,184)	$(11,604)	$(7,897)
Basic and diluted net loss per share	$(0.11)	$(0.14)	$(0.39)	$(0.27)
Common and common equivalent shares, basic and diluted	29,737	29,243	29,731	29,152
Condensed Consolidated Statements of Comprehensive Loss:
Net loss	$(3,394)	$(4,184)	$(11,604)	$(7,897)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(167)	(244)	(261)	408
Gross unrealized holding gains (losses) on available-for-sale securities	143	(11)	97	320
Reclassification adjustments for gains included in net loss	(20)	(86)	(90)	(234)
Comprehensive loss	$(3,438)	$(4,525)	$(11,858)	$(7,403)

See accompanying notes to condensed consolidated financial statements

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited — in thousands)

	Six Months Ended
	September 24, 2010	September 25, 2009
Cash and cash equivalents at beginning of period	$4,953	$15,589
Cash flows from operating activities:
Net loss	(11,604)	(7,897)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and accretion	1,406	1,811
Stock-based compensation expense	2,913	2,730
Gain on extinguishment of debt	—	(555)
Loss on disposition of property and equipment	19	73
Provision for deferred income taxes	222	—
Interest earned on restricted cash	(1)	(6)
Changes in assets and liabilities:
Accounts receivable	(99)	(6,475)
Inventories	460	1,306
Prepaid expenses and other assets	2,049	1,829
Accounts payable	(71)	2,831
Accrued liabilities	(2,495)	(864)
Net cash used in operating activities	(7,201)	(5,217)
Cash flows from investing activities:
Purchase of short-term investments	(20,365)	(32,932)
Proceeds from sales and maturities of short-term investments	29,858	29,663
Purchases of property and equipment	(846)	(703)
Increase in restricted cash	(1,637)	—
Net cash provided by (used in) investing activities	7,010	(3,972)
Cash flows from financing activities:
Issuance of common stock	42	587
Repurchase of common stock	(561)	(603)
Payments under capital lease obligation	(29)	—
Repurchase of 3¾% convertible senior notes	—	(1,875)
Net cash used in financing activities	(548)	(1,891)
Effect of exchange rate changes on cash	(254)	380
Net decrease in cash and cash equivalents	(993)	(10,700)
Cash and cash equivalents at end of period	$3,960	$4,889

Other cash flow information:
Cash paid during the period for:
Interest	$1,056	$1,097
Non-cash investing activities:
Net unrealized gain on available-for-sale securities	7	86
Assets acquired under capital lease	47	—

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

These financial statements should be read in conjunction with the March 26, 2010 audited consolidated financial statements and notes thereto. The results of operations for the three and six months ended September 24, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending March 25, 2011 or any future period.

The Company’s fiscal year ends on the last Friday in March. In most years, the fiscal year is 52 weeks, with each quarter comprised of thirteen weeks, which allows comparability of quarter over quarter results. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position as of September 24, 2010, the results of operations for the three and six months ended September 24, 2010 and September 25, 2009, respectively and the cash flows for the six months ended September 24, 2010 and September 25, 2009, respectively.

Through a contractual arrangement with the Company, CACI International Inc. (CACI) has certain rights to provide maintenance and other services to the Company’s Federal customers. Under the current arrangement, both companies sell services for NET products, other than the Quintum Series products, and each company is responsible for various aspects of service delivery. CACI provides on-site repairs, NET provides spares logistics and bug fixes, and both companies provide training services. Under a revenue-sharing arrangement, revenue from maintenance and training services is shared between both companies, regardless of which company sells the services. The receipts from sales of these services are shared based on a pre-determined percentage, which is currently 37% for NET and 63% for CACI but may be higher or lower based upon the total annual amount of sales of these services. As such, 63% of NET’s receipts that are subject to the agreement is remitted to CACI, and conversely, 37% of CACI’s receipts that are subject to the agreement is remitted to the Company. The Company records amounts derived from sales by NET as gross revenue and records amounts remitted to NET by CACI as net revenue. This arrangement expires December 1, 2010, after which the Company intends to perform these services itself and to retain the revenue associated with these services.

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

In January 2010, the FASB issued new accounting guidance to amend and clarify existing guidance related to fair value measurements and disclosures: ASU No. 2010-06 — Improving Disclosures about Fair Value Measurements. This guidance requires entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and clarifies existing disclosure requirements regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. The Company adopted the provisions of this guidance effective March 27, 2010, except for the requirement to disclose purchases, sales, issuances, and settlements related to Level 3 measurements, which the Company will adopt in the first quarter of fiscal 2012.

Note 2.  Financial Instruments

The following table summarizes the financial assets and liabilities of the Company measured at fair value on a recurring basis:

(in thousands)		Fair Value Measurements at September 24, 2010, using
	Balance as of September 24, 2010	Level 1	Level 2
Assets:
U.S. government and municipalities(1)	$33,446	$33,446	$—
Corporate notes and bonds(1)	15,740	15,740	—
Other debt securities(1)	14,950	14,950	—
Foreign debt issues(1)	1,886	1,886	—
Foreign currency derivatives(2)	76	—	76
Total	$66,098	$66,022	$76

Liabilities:
Foreign currency derivatives(3)	$66	$—	$66
Total	$66	$—	$66

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

Derivative financial instruments are limited to foreign exchange contracts which the Company enters into to hedge certain balance sheet exposures and intercompany balances against future movement in foreign exchange rates. The Company’s primary net foreign currency exposures are in Japanese yen, Euros, and British pounds. The fair value of the Company’s derivative instruments is determined using pricing models based on current market rates. Gains and losses on foreign exchange contracts are included in other income and expense, net, and were not material for any period presented.

Note 3. Inventories

Inventories consisted of the following:

(in thousands)	September 24, 2010	March 26, 2010
Purchased components	$2,215	$2,806
Finished goods	1,702	1,571
	$3,917	$4,377

Certain inventories, not expected to be consumed within the next 12 months, are included in the condensed consolidated balance sheet as non-current assets. These inventories were $1.6 million and $1.8 million, respectively, at September 24, 2010 and March 26, 2010.

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

At September 24, 2010, the Company’s deposit on inventory held by Plexus was $4.2 million, of which $1.6 million had been charged to a reserve for excess inventory. The deposit, including the related reserve, is included in prepaid expenses and other assets in the condensed consolidated balance sheets.

The Company regularly evaluates its inventory, including inventory held by Plexus and the amount on deposit with Plexus. As a result of these evaluations, the Company recorded charges of $42,000 and $333,000, respectively, to cost of revenue in the three and six months ended September 24, 2010 and $957,000 and $1.3 million, respectively, for the comparable periods ended September 25, 2009.

Note 4.  Loss Per Share

The following table sets forth the computation of the numerator and denominator used in the computation of basic and diluted net loss per share:

(in thousands, except per share amounts)	Three Months Ended		Six Months Ended
	September 24, 2010	September 25, 2009	September 24, 2010	September 25, 2009
Numerator:
Net loss	$(3,394)	$(4,184)	$(11,604)	$(7,897)
Denominator-weighted average shares of common stock outstanding:
Shares used to compute basic and diluted net loss per share	29,737	29,243	29,731	29,152
Basic and diluted net loss per share	$(0.11)	$(0.14)	$(0.39)	$(0.27)

The denominator for basic and diluted net loss per share is the weighted average number of unrestricted common shares outstanding for the periods presented. In periods of net income, the denominator for diluted net income per share also includes potentially dilutive shares, which consist of shares issuable upon the exercise of dilutive stock options and contingently issuable shares. These shares are excluded from the computations of diluted net loss per share for the three and six months ended September 24, 2010 and September 25, 2009 as they are anti-dilutive and would therefore reduce the loss per share. The total amount of such anti-dilutive shares was 231,000 and 406,000 for the three months ended September 24, 2010 and September 25, 2009, respectively and 312,000 and 263,000 for the six months ended September 24, 2010 and September 25, 2009, respectively.

At September 24, 2010, there are 770,000 shares of common stock issuable upon conversion of the 3¾% convertible senior notes and 753,000 shares of common stock issuable upon conversion of the 7¼% redeemable convertible subordinated debentures. For all periods presented, these shares and the related effect of the accrued interest are excluded from the calculation of diluted net loss per share, as their inclusion would be anti-dilutive.

Note 5.  Restructure and Other Costs

There were no charges for restructuring costs in the three and six months ended September 24, 2010. The net restructure cost (benefit) of ($14,000) and $24,000 for the three and six months ended September 25, 2009 related to unanticipated costs to exit the Company’s former manufacturing facility and charges for employee separation costs.

The liability for restructuring was $1.5 million at September 24, 2010 and consisted solely of accrued costs to exit the Company’s former manufacturing facility. Changes in accrued amounts related to restructuring during fiscal 2011 were as follows:

(in thousands)	Restructure Accrual
Balance at March 26, 2010	$2,119
Provision	—
Payments	(670)
Other (1)	69
Balance at September 24, 2010	$1,518

(1)

Consists primarily of accretion of implied interest on the remaining liability for lease and other exit costs associated with the Company’s former manufacturing facility which is reflected in general and administrative expense in the condensed consolidated statement of operations and comprehensive loss.

The liability for restructuring balances at September 24, 2010 and March 26, 2010 include $233,000 and $822,000, respectively, classified as other long-term liabilities related to lease and other exit costs for the vacated facility, net of an estimated amount of sublease income.

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

Components of the warranty accrual, which is included in accrued liabilities in the accompanying condensed consolidated balance sheets, were as follows:

(in thousands)	Six Months Ended
	September 24, 2010	September 25, 2009
Balance at beginning of period	$69	$82
Charges to costs of revenue	42	25
Charges to warranty accrual	(49)	(22)
Other adjustments (1)	12	(6)
Balance at end of period	$74	$79

(1)

Adjustments result from changes in warranty cost estimates related to labor costs to repair products and frequency of warranty claims.

Note 7.  Income Taxes

The Company recorded tax provisions (benefits) of $154,000 and $205,000, and ($14,000) and $44,000, respectively, for the three and six months ended September 24, 2010 and September 25, 2009. All prior periods benefited from a U.S. federal refundable credit as a result of legislation which allows taxpayers to elect to forego bonus depreciation on certain additions of qualified eligible property and, in turn, claim a refundable credit for a portion of its unused alternative minimum tax and research credits. The Housing and Economic Recovery Act of 2008, signed into law in July 2008, applied to certain additions of qualified property placed in service from the period between April 2008 and December 2008. In February 2009, the American Recovery and Reinvestment Tax Act of 2009 was enacted and extended the period for eligible property additions for another year through December 31, 2009. The refundable credit ended December 31, 2009. The income tax provision included credit amounts of $40,000 and $52,000, respectively, for the three and six months ended September 25, 2009. Provisions for income tax are primarily related to the Company’s international operations. The Company incurred additional, one-time, tax expense in the second quarter of fiscal 2011 relating to freight/duty refunds of $432,000 received by its United Kingdom subsidiary.

Note 8.  Contractual Obligations and Commercial Contingencies

3¾% Convertible Senior Notes:  In December 2007, the Company issued $85.0 million of 3¾% convertible senior notes due December 15, 2014, in a private placement, of which $10.5 million remained outstanding at September 24, 2010. The notes may be converted by a holder, at its option, into shares of the Company’s common stock initially at a conversion rate of 73.3689 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $13.63 per share of common stock (subject to adjustment in certain events), at any time on or prior to December 15, 2014, unless the notes were previously repurchased. If a holder elects to convert its notes in connection with certain fundamental changes, in certain circumstances the conversion rate will increase by a number of additional shares of common stock upon conversion. Upon conversion, a holder generally will not receive any cash payment representing accrued and unpaid interest, if any. The notes are not redeemable by the Company prior to the stated maturity. Upon the occurrence of certain fundamental changes including, without limitation, an acquisition of voting control of the Company, the liquidation or dissolution of the Company, or the Company’s common stock ceasing to be traded on a U.S. national securities exchange, a holder may require the Company to purchase for cash all or any part of its notes at a purchase price equal to 100% of the principal amount plus any accrued and unpaid interest (including additional interest, if any) up until, but not including, the fundamental change purchase date.

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

In fiscal 2009 and 2010, the Company repurchased and retired a total of $74.5 million principal amount of the outstanding notes in privately negotiated transactions. There were no such repurchases in the six months ended September 24, 2010.

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

7¼% Redeemable Convertible Subordinated Debentures:  In May 1989, the Company issued $75.0 million of 7¼% redeemable convertible subordinated debentures due May 15, 2014, of which $23.7 million remained outstanding at September 24, 2010. Each debenture is convertible at the option of the holder into common stock at $31.50 per share and is redeemable at the option of the Company. The debenture holders are entitled to a sinking fund which began May 15, 2000, of 14 annual payments of 5% of the aggregate principal amount of debentures issued ($3.8 million annually), reduced by any redemption or conversion of the debentures. As a result of previous redemptions, the total remaining sinking fund requirement is $1.2 million, which, assuming no further redemptions, will be due as a final sinking fund payment on May 15, 2013.

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

The Company is obligated to pay royalties on sales of the licensed products, which began in the second half of fiscal 2007. Royalties for the three and six months ended September 24, 2010 were $98,000. There were no royalties for the three and six months ended September 25, 2009.

Contingencies:  In the normal course of business, the Company enters into contractual commitments to purchase services, materials, components, and finished goods from suppliers, mainly its primary contract manufacturer, Plexus. Under the agreement with Plexus, the Company may incur certain liabilities, as described in Note 3.

Contractual obligations and contingencies increased from $53.5 million at March 26, 2010 to $55.2 million at September 24, 2010. This increase resulted principally from the execution, in the second quarter of fiscal 2011, of a five-year extension of the Company’s headquarters facility lease. The increase in contractual obligations caused by the lease extension was partially offset by ongoing interest and operating lease payments. The Company’s restricted cash balance increased by $1.6 million during the second quarter of fiscal 2011, due to new deposit obligations relating to the facility lease extension.

The Company has learned that some of its products may have been exported or re-exported in violation of U.S. export laws. Consequently, the Company has launched an internal investigation of its export-related activities, which is being performed by outside counsel. The Company has provided preliminary disclosures regarding these transactions to the U.S. Department of Commerce and the U.S. Department of Treasury, is cooperating fully with requests from these entities, and will provide a full report to these entities at the conclusion of the internal investigation. If the U.S. government finds that the Company has violated U.S. export laws, the Company could be subject to various penalties. By statute, these penalties can include but are not limited to fines of up to $250,000 for each violation, debarment from government business, or loss of export privileges. The Company believes, however, that its cooperation with the U.S. government, its immediate attention to rectifying the issues, and other factors provide a basis for mitigating any penalty that might be imposed. As a result of the discovery of these events, the Company has implemented more stringent export control procedures. At this time, the Company cannot determine an estimated cost, or range of costs, such as for penalties or fines, that may be incurred upon resolution of this matter. Accordingly, no provision has been provided for this matter.

Note 9.  Stock-based Compensation

Stock Option and Award Plans:  The Company grants options to purchase shares of its common stock and is authorized to award restricted shares of common stock pursuant to the terms of its 2008 Equity Incentive Plan, its 1993 Stock Option Plan and its 1997 Stock Option Program. Upon stockholder approval of the 2008 Equity Incentive Plan in August 2008, the 1993 Stock Option Plan and the 1997 Stock Option Program were terminated, and all shares available for future grants of awards under the 1993 Stock Option Plan and the 1997 Stock Option Program were terminated.

Stock options generally become exercisable ratably over a four-year period and expire after seven to ten years. Options may be granted to officers, employees, directors and independent contractors to purchase common stock at a price not less than 100% of the fair market value at the date of grant. Stock option exercises in the three and six months ended September 24, 2010 were none and 10,041 shares, respectively. Stock option exercises in the three and six months ended September 25, 2009 were 138,702 and 140,368 shares, respectively.

Restricted stock awards (RSAs) granted under the equity plans are independent of option grants and are subject to restrictions. RSAs, which have been issued since fiscal 2007, are subject to forfeiture if employment or services are terminated prior to the release of restrictions, which generally occurs on a ratable basis over one to two years from the date of grant. Until the restriction is released, the shares cannot be transferred. These shares have the same cash dividend and voting rights as other common stock and are considered as issued and outstanding. The cost of the awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse.

Restricted stock unit awards (RSUs) granted under the 2008 Equity Incentive Plan are also independent of option grants and are subject to restrictions. RSUs are subject to forfeiture if employment or services are terminated prior to the release of restrictions, which generally occurs on a ratable basis over periods ranging from one day to two years from the date of grant. Until the restriction is released, the shares cannot be transferred. These shares are not considered as issued and outstanding until the release of restrictions. The cost of the awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse.

Upon the release of restriction, a portion of the released shares are repurchased from employees by the Company to satisfy withholding-tax obligations arising from the vesting of restricted stock awards. The Company repurchased 73,189 shares from employees in the three months ended September 24, 2010 for a total price of $235,000. In the six months ended September 24, 2010, the Company repurchased 136,792 shares from employees for a total price of $563,000.

Stock Compensation Expense:  Stock-based compensation expense for the three and six months ended September 24, 2010 and September 25, 2009, respectively, was as follows:

(in thousands)	Three Months Ended		Six Months Ended
	September 24, 2010	September 25, 2009	September 24, 2010	September 25, 2009
Cost of revenue	$203	$127	$402	$355
Sales and marketing	407	259	797	917
Research and development	496	314	1,004	773
General and administrative	361	299	710	685
	$1,467	$999	$2,913	$2,730

The fair value of the Company’s stock option awards granted to employees was estimated using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	September 24, 2010	September 25, 2009	September 24, 2010	September 25, 2009
Expected term, in years	4.94	5.16	4.94	5.03
Expected volatility	74.88%	68.27%	73.24%	68.81%
Risk-free interest rate	1.37%	2.36%	1.79%	2.40%
Expected dividends	—	—	—	—
Weighted-average fair value	$1.96	$3.54	$2.74	$3.23

Note 10.  Financial Instruments Fair Value Disclosure

The estimated fair values of the Company’s financial instruments at September 24, 2010 and March 26, 2010 were as follows:

(in thousands)	September 24, 2010		March 26, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Short-term investments	$66,022	$66,022	$75,508	$75,508
Liabilities:
3¾% Convertible senior notes	$10,500	$8,190	$10,500	$7,980
7¼% Redeemable convertible subordinated debentures	$23,704	$20,563	$23,704	$20,860

The gross unrealized holding gains (losses) on available-for-sale securities for short term investments recorded in accumulated other comprehensive loss are not material as of September 24, 2010 and March 26, 2010 respectively.

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

Convertible debt:  We have estimated the approximate fair value of these securities using the quoted market price or trade closest to September 24, 2010.

Foreign exchange contracts:  The Company does not use derivative financial instruments for speculative or trading purposes. Where available, the Company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movement in foreign exchange rates. Gains and losses on the foreign exchange contracts are included in other income and expense, net, which offset foreign exchange gains or losses from revaluation of foreign currency-denominated balance sheet items and intercompany balances.

The foreign exchange forward contracts require the Company to exchange foreign currencies to U.S. dollars or vice versa, and generally mature in one month or less. As of September 24, 2010 and March 26, 2010, the Company had outstanding foreign exchange forward contracts with aggregate notional amounts of $4.9 million and $5.1 million, respectively, which had remaining maturities of one month or less. As of September 24, 2010, the carrying amount, which was also the estimated fair value of the foreign exchange forward contracts, was based on prevailing financial market information. The amounts recorded on the condensed consolidated balance sheets and statements of operations for foreign exchange contracts are not material.

Note 11.  Litigation

The Company is currently a party to various legal proceedings. Management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm the Company’s financial position, cash flows, or results of operations. However legal proceedings are subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include money damages or, in matters for which injunctive relief or other conduct remedies are sought, an injunction prohibiting the Company from selling one or more products at all or in particular ways. Were unfavorable final outcomes to occur, there could be a material adverse impact on the Company’s business, results of operations and financial position.

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

Our Business

Network Equipment Technologies, Inc. (NET), founded in 1983, develops and sells voice and data networking solutions that enable the integration and migration of existing networks to secure internet protocol (IP)-based communications. We have more than 25 years of operating history and a worldwide customer base that includes both government entities and enterprise customers. Our enterprise customer base includes large enterprises adopting unified communications and small- to mid-sized businesses implementing new Voice-over-IP (VoIP) technologies. Our government customers include a variety of federal and international agencies and organizations, including civilian and defense agencies and resellers to such entities. A new U.S. General Services Administration Schedule contract was issued to our Federal subsidiary in July 2010, providing an ongoing contracting vehicle for sales to the U.S. government. In addition to our direct sales capabilities, we are developing relationships with integrators, resellers and technology leaders to help drive our enterprise business. Our global support and service organization, along with third-party service organizations, provides installation and other professional services, a variety of maintenance programs, technical assistance, and customer training.

Today, our solutions are focused on enabling our enterprise and government customers to cost-effectively migrate to next-generation IP networks, unified communications platforms, secure voice applications, and high-speed multiservice wide area networking transport networks. Our voice solutions include the VX Series and the Quintum Series of switching media gateways. Our multi-service solutions include the Promina platform and the NX Series high speed multi-service network exchange platform.

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

Results of Operations

The following table sets forth selected data derived from our condensed consolidated statements of operations expressed as a percentage of revenue for the periods presented:

	Three Months Ended		Six Months Ended
	September 24, 2010	September 25, 2009	September 24, 2010	September 25, 2009
Percent of revenue
Product	82.8%	73.0%	79.3%	77.1%
Service and other	17.2	27.0	20.7	22.9
Total revenue	100.0	100.0	100.0	100.0

Product gross margin	56.4	47.8	51.6	50.8
Service and other gross margin	13.5	17.1	12.2	14.2
Total gross margin	49.0	39.5	43.5	42.5

Sales and marketing	24.8	23.4	28.9	25.5
Research and development	22.8	24.2	28.6	24.0
General and administrative	15.6	13.8	17.6	14.2
Restructure and other costs (recoveries)	—	(0.1)	—	0.1
Total operating expenses	63.2	61.3	75.1	63.8
Loss from operations	(14.2)	(21.8)	(31.6)	(21.3)

Interest expense, net	(1.9)	(0.9)	(2.0)	(0.7)
Gain on extinguishment of debt	—	—	—	1.4
Other income (expense), net	0.1	1.5	(0.2)	0.6
Loss before taxes	(16.0)	(21.2)	(33.8)	(20.0)
Income tax provision	0.8	—	0.6	0.1
Net loss	(16.8)%	(21.2)%	(34.4)%	(20.1)%

Overview and Highlights

Note: Unless otherwise stated, all references to “fiscal 2011” refer to the three and six months ended September 24, 2010; all references to “fiscal 2010” or “the prior fiscal year” refer to the comparable prior year periods, that is, the three and six months ended September 25, 2009; and all comparative references, such as “increases” and “decreases” or “higher” and “lower,” refer to the current fiscal 2011 period as compared to the comparable fiscal 2010 period.

•

Total revenue in the second quarter was up slightly compared to the second quarter of the prior fiscal year, driven by a 16% increase in product revenue. As a result of a weak first quarter, however, total revenue in the first six months of fiscal 2011 was 14% lower than in the comparable prior year periods, with product revenue down 12%. The decline in total revenue for the first six months of fiscal 2011, compared to the comparable prior-year period, resulted principally from lower sales to government customers in the first quarter of fiscal 2011 compared to the first quarter of the prior fiscal year.

•

Our sales to the government sector continue to account for a majority of our revenue, but fluctuate from quarter to quarter. Revenue from government customers as a percentage of total revenue for the second quarter and the first six months of fiscal 2011 was 76.0% and 74.5%, respectively. For the comparable prior-year periods, revenue from government customers as a percentage of total revenue was 83.5% and 79.2%, respectively. Spending by government customers is dependent upon the size of budget allocations, the timely passage of the annual federal budget, and the timing of specific programs. In addition, government customers may purchase large quantities of equipment from us in a single quarter, often with orders totaling $2 to $5 million or more, and then make no purchases in other quarters, making quarterly comparisons difficult. For example, over the course of fiscal year 2010, we achieved quarterly revenue ranging from $84,000 to $6.2 million for NX1000 sales from a single government program.

•

Sales of our VoIP-based product lines increased in the first six months of fiscal 2011. Product revenue from our VX series was $6.1 million in the second quarter of fiscal 2011, more than triple the amount in the second quarter of fiscal 2010. The increase in revenues was due principally to greater VX series sales to commercial customers for UC implementations and to government customers for secure communications applications. For the first six months of fiscal 2011, product revenue from our VX series was $9.9 million, a 16% increase compared to the comparable prior-year period. Revenue from Tenor series products increased by 14.0% in the second quarter of fiscal 2011 and decreased by 14.3% in the first six months of fiscal 2011, compared to the comparable prior-year periods. Product revenue from enterprise customers for our VX series was up 61% for the first six months of fiscal 2011 compared to the comparable prior-year period. We have announced a new VoIP and unified communications platform, the UX Series. The first product in the UX Series, the UX2000, became generally available early in the third quarter of fiscal 2011.

•

Sales of our multi-service networking products declined from the prior year. On a combined basis, sales of our Promina and NX1000 products in the second quarter were up significantly compared to the first quarter but down 26% compared to the second quarter of fiscal 2010. For the first six months of fiscal 2011, combined sales of our Promina and NX1000 products were down 29% from the comparable prior-year period. The reduction in 2011 is primarily from lower sales of the NX1000, which are largely concentrated to a specific customer. Promina products, which are based on time division multiplexing, continue to perform well for certain applications and we have a large installed base, particularly in the Federal government. The NX1000 product is an extension of our Promina product line and allows Promina customers to add IP capabilities to their networks. Given the installed base for Promina and the addition of the NX1000 product, we expect to see orders for Promina and NX1000 products for the next few years, but at a declining rate.

•

Our sector mix and our mix of product sales fluctuate quarter to quarter. We expect our customers to move to IP-based communications, at varying speeds, and spending by government customers fluctuates for the reasons noted above. The following table shows elements of our sector mix and our mix of product sales:

(in thousands, except percentages)	Three Months Ended		Six Months Ended
	September 24, 2010	September 25, 2009	September 24, 2010	September 25, 2009
Sector mix:
Revenue from government customers	$15,379	$16,498	$25,120	$31,120
% of total revenue	76.0%	83.5%	74.5%	79.2%
Mix of product sales:
Promina product revenue	$6,202	$3,706	$9,505	$9,431
% of product revenue	37.0%	25.7%	35.6%	31.1%
VoIP-based product revenue	$8,613	$4,182	$14,361	$13,714
% of product revenue	51.4%	29.0%	53.7%	45.3%

•

Expense levels were generally consistent with prior periods. Operating expense in the second quarter and first six months of fiscal 2011 increased 6% and 1%, respectively. The most significant factor contributing to the higher level of expense in fiscal 2011 were legal costs incurred for an internal investigation regarding compliance with U.S. export laws. The Company continues to monitor expenses closely. On a temporary basis, since the beginning of fiscal 2010, most of our domestic employees have taken a 7.5% salary reduction, with executives taking reductions of 10% to 15%. The salary reductions have been offset by grants of restricted stock. These salary reductions with offsetting grants of equity have reduced cash consumption, while having a neutral effect upon compensation expense.

Revenue

(in thousands, except percentages)	Three Months Ended			Six Months Ended
	September 24, 2010	September 25, 2009	Change	September 24, 2010	September 25, 2009	Change
Product	$16,741	$14,420	16.1%	$26,728	$30,285	(11.7)%
Service and other	3,489	5,341	(34.7)	6,983	8,986	(22.3)
Total revenue	$20,230	$19,761	2.4%	$33,711	$39,271	(14.2)%

Total revenue increased in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010, as well as compared to the first quarter of fiscal 2011, driven by product revenue. For the first six months of fiscal 2011, total revenue was lower than in the comparable prior-year period, primarily due to low sales to government customers in the first quarter of fiscal 2011.

Product revenue increased in the second quarter of fiscal 2011 over the comparable prior-year period principally due to increased sales of VX Series products to government customers offset by lower sales of multi-service networking products to government customers. For the first six months of fiscal 2011, product revenue declined principally due to reduced sales to government customers in the first quarter. Also, sales associated with the basic VoIP applications that were a large part of the traditional Quintum business have continued to decline as we shift our focus to more-advanced unified communications, Session Initiation Protocol (SIP) trunking, and other applications supported by our VX Series products.

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

Service and other revenue decreased in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 because in the second quarter of fiscal 2010, we recognized $1.3 million of previously deferred service and other revenue. Significant fluctuations in our service and other revenue can occur as a result of factors affecting the timing of the recognition of revenue, including customer deployment schedules, contractual acceptance provisions and renewal of annual support agreements.

Gross Margin

	Three Months Ended		Six Months Ended
	September 24, 2010	September 25, 2009	September 24, 2010	September 25, 2009
Product gross margin	56.4%	47.8%	51.6%	50.8%
Service and other gross margin	13.5	17.1	12.2	14.2
Total gross margin	49.0%	39.5%	43.5%	42.5%

Total gross margin increased in fiscal 2011 principally as a result of higher product margins. Product margins increased in fiscal 2011 due to:

•

Freight/duty refunds of $432,000 received by our United Kingdom subsidiary in the second quarter of fiscal 2011 and credited to product cost of revenue. These refunds related to overpayments of duty tax for certain sales transactions which occurred over a period from 1995 to 1999.

•

Lower inventory reserves recorded in fiscal 2011. Inventory reserve charges for the second quarter and first six months of fiscal 2011 were $42,000 and $333,000, respectively. For the comparable prior year periods, inventory reserve charges, which principally related to reduced demand for our NX5010 product resulting from delays in government programs, were $957,000 and $1.3 million, respectively.

•

Absorption of manufacturing overhead was slightly improved in the second quarter of fiscal 2011 and declined slightly in the first six months of fiscal 2011, compared to the comparable prior-year periods, due to fluctuations in product revenues.

Service and other gross margin was relatively unchanged in fiscal 2011. Service revenue and related cost of goods sold decreased in fiscal 2011, reflecting the recognition, in fiscal 2010, of revenues and costs relating to previously deferred service and other revenue.

Operating Expenses

(in thousands, except percentages)	Three Months Ended			Six Months Ended
	September 24, 2010	September 25, 2009	Change	September 24, 2010	September 25, 2009	Change
Sales and marketing	$5,023	$4,628	8.5%	$9,756	$10,020	(2.6)%
Research and development	4,615	4,783	(3.5)	9,654	9,408	2.6
General and administrative	3,186	2,718	17.2	5,912	5,585	5.9
Restructure and other costs (recoveries)	—	(14)	(100.0)	—	24	(100.0)
Total operating expenses	$12,824	$12,115	5.9%	$25,322	$25,037	1.1%

Total operating expenses in fiscal 2011 increased due principally to legal costs incurred for an internal investigation regarding compliance with U.S. export laws.

Sales and marketing expense was higher in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. The principal reasons for this increase were:

•

Employee compensation was higher by $208,000, reflecting:

o

An increase of $148,000 in stock compensation expense due largely to the timing of the award and vesting dates of stock grants used both to compensate employees for salary reductions and in lieu of cash merit awards.

o

An increase in direct payroll costs relating to new employees of $101,000.

o

Greater sales commissions, accounting for $53,000 of additional expense.

o

A reduction of $94,000 in compensation costs for consultants and temporary employees.

•

Costs for products deployed for sales and marketing purposes, such as those provided for use in Microsoft Training Centers, were higher by $94,000.

•

Travel and entertainment costs were higher by $47,000.

•

Other miscellaneous expenses, including allocations of shared expenses, were higher by $46,000.

For the first six months of fiscal 2011, sales and marketing expense was lower than in the comparable fiscal 2010 period. The principal reasons for this decrease were as follows:

•

Employee compensation was lower by $531,000, reflecting:

o

An absence of employee separation costs. In the first quarter of fiscal 2010, we incurred employee separation costs of $700,000 in connection with the retirement of our former Federal sales executive. There were no similar charges in the first six months of fiscal 2011.

o

Sales commissions were $106,000 lower in the first six months of fiscal 2011 than in the comparable prior-year period, reflecting reduced bookings in the first quarter.

o

These reductions were offset by increased stock compensation expense and increased direct payroll costs, which together increased by $277,000 in the first six months of fiscal 2011.

•

Costs for products deployed for sales and marketing purposes were higher by $89,000.

•

Travel and entertainment costs were higher by $104,000.

•

Other costs were higher by $74,000.

Research and development expense was slightly lower in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. The principal reasons for this decrease were as follows.

•

Employee compensation was higher by $295,000, reflecting higher salary costs due to higher average headcount during the period, increased stock compensation expense due largely to the timing of the award and vesting dates of stock grants, and higher costs for consultants and temporary employees.

•

Engineering related expenses were lower by $316,000. The second quarter of fiscal 2010 included substantial costs associated with ramping up new product development, such as for parts and materials for prototypes.

•

Other costs, principally depreciation were lower by $147,000. Depreciation expense has declined as the value of assets reaching the end of their depreciation lives has exceeded the value of new assets acquired over the past 12 months.

For the first six months of fiscal 2011, research and development expense was slightly higher than in the comparable fiscal 2010 period. The principal reasons for this increase were as follows:

•

Employee compensation was higher by $914,000, reflecting:

o

An increase of $397,000 in direct payroll costs, largely due to higher average headcount during the period.

o

An increase of $231,000 of stock compensation expense.

o

Higher costs for consultants and temporary employees, of approximately $286,000.

•

Engineering related expenses were lower by $376,000, principally because we incurred substantial costs associated with ramping up new product development in the second quarter of fiscal 2010.

•

Other costs, principally depreciation, were lower by $293,000.

General and administrative expense was higher in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. The principal reasons for this increase were as follows:

•

Legal fees incurred in the second quarter of fiscal 2011 for an internal investigation of our export-related activities, which is being performed by outside counsel. The increase in legal costs period-to-period was $802,000.

•

Outside consulting costs were lower by $231,000 due principally to lower audit fees.

•

Compensation costs were lower by $30,000.

•

Miscellaneous other costs that included bad debt, bank fees, accretion charges for our vacated facility and allocations of shared expenses, were lower by $72,000.

For the first six months of fiscal 2011, general and administrative expense increased by $327,000. The principal reasons for this increase were as follows:

•

Legal fees incurred in the second quarter of fiscal 2010 for an internal investigation of our export-related activities, which is being performed by outside counsel. The increase in legal costs period-to-period was $862,000.

•

Outside consulting costs were lower by $219,000 due to lower audit fees.

•

Compensation costs, including direct pay and stock-based compensation, were lower by $128,000.

•

Miscellaneous other costs that included bad debt, bank fees, accretion charges for our vacated facility, and allocations of shared expenses, were lower by $188,000.

Non-Operating Items

(in thousands, except percentages)	Three Months Ended			Six Months Ended
	September 24, 2010	September 25, 2009	Change	September 24, 2010	September 25, 2009	Change
Interest income	$209	$412	(49.3)%	$433	$888	(51.2)%
Interest expense	$(555)	$(598)	(7.2)	$(1,107)	$(1,162)	(4.7)
Gain on extinguishment of debt	$—	$—	—	$—	$555	(100.0)
Other income (expense), net	$23	$300	(92.3)	$(58)	$228	(125.4)

Interest income was lower in fiscal 2011 due to lower average interest earned on investments, and, to a lesser extent, to lower average cash balances. Average cash balances were lower primarily due to the effect of operating losses in the full fiscal year 2010 and in the first six months of fiscal 2011.

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

Other expense, net, consisted of:

(in thousands)	Three Months Ended		Six Months Ended
	September 24, 2010	September 25, 2009	September 24, 2010	September 25, 2009
Gain (loss) on foreign exchange	$3	$192	$(144)	$(28)
Realized gain on investments	20	86	90	234
Other	—	22	(4)	22
	$23	$300	$(58)	$228

Income Tax Provision

Income tax provisions (benefits) were $154,000 and $205,000, and ($14,000) and $44,000, respectively, for the three and six months ended September 24, 2010 and September 25, 2009. All prior periods benefited from a U.S. federal refundable credit as a result of legislation which allows taxpayers to elect to forego bonus depreciation on certain additions of qualified eligible property and, in return, to claim a refundable credit for a portion of its unused alternative minimum tax and research credits. The Housing and Economic Recovery Act of 2008, signed into law in July 2008, applied to certain additions of qualified property placed in service from the period between April 2008 and December 2008. In February 2009, the American Recovery and Reinvestment Tax Act of 2009 was enacted and extended the period for eligible property additions for another year through December 31, 2009. The refundable credit ended December 31, 2009. The income tax provision included credit amounts of $40,000 and $52,000, respectively, for the three and six months ended September 25, 2009. Provisions for income tax are primarily related to our international operations. We incurred additional, one-time, tax expense in the second quarter of fiscal 2011 relating to freight/duty refunds of $432,000 received by our United Kingdom subsidiary.

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been our cash balances, cash provided by operating activities, debt financings, and committed credit lines.

Cash Balances:  As of September 24, 2010, cash and cash equivalents, short-term investments and restricted cash were $72.2 million, as compared to $81.0 million as of March 26, 2010. At September 24, 2010, these amounts were invested 54.9% in U.S. government and municipal agency investments and cash equivalents, primarily money market funds.

Cash Flows from Operating Activities:  Net cash used in operating activities was $7.2 million in the first six months of fiscal 2011 compared to $5.2 million in the first six months of fiscal 2010. The increase in net cash used in operating activities resulted principally from the difference in net loss, which was $3.7 million higher in fiscal 2011, and by changes in asset and liability balances, particularly accounts receivable. The effect upon cash of changes in accounts receivable balances was a $6.4 million reduction in cash used in operating activities. Collections on accounts receivable were higher in the first six months of fiscal 2011 than in the same period in fiscal 2010 principally because revenues in the fourth quarter of fiscal 2010 were higher than in the fourth quarter of fiscal 2009. Changes in other balance sheet items were collectively responsible for a $5.2 million increase in cash used in operating activities. Changes in depreciation, amortization and accretion, stock-based compensation expense and gain on extinguishment of debt, collectively did not have a significant effect upon cash used in operating activities.

Cash Flows from Investing Activities:  Net cash provided by (used in) investing activities was $7.0 million in the first six months of fiscal 2011 compared to ($4.0 million) in the comparable prior-year period. The principal reason for this change was the net effect upon cash of purchases, sales and maturities of short-term investments. These activities provided net cash of $9.5 million in the first six months of fiscal 2011, but used net cash of $3.3 million in the comparable prior-year period.

Cash Flows from Financing Activities:  Net cash used in financing activities was $548,000 in the first six months of fiscal 2011 compared to $1.9 million in the comparable prior-year period. The principal difference between the two periods was that, in the first six months of fiscal 2010, we paid $1.9 million to repurchase a portion of our outstanding 3¾ convertible senior notes.

Non-cash Investing Activities:  Our primary non-cash investing activity in the first six months of fiscal 2011 was the acquisition of assets under capital lease in the amount of $47,000. In the comparable prior-year period, the unrealized gain on available-for-sale securities was $86,000.

Contractual Obligations and Commercial Commitments: Our contractual obligations consist of facilities leases with non-cancellable terms in excess of one year, capital leases and a note payable for certain office equipment, principal and interest on our 3¾% convertible senior notes and our 7¼% redeemable convertible subordinated debentures, and a license and development agreement with a third party to develop new products.

Our contractual obligations and contingencies increased $1.7 million from March 26, 2010. This increase resulted principally from the execution, in the second quarter of fiscal 2011, of a five-year extension of our headquarters facility lease. The increase in contractual obligations caused by the lease extension was partially offset by ongoing operating lease payments and interest payments on the outstanding 3¾% convertible senior notes issued in December 2007 and 7¼% redeemable convertible subordinated debentures issued in May 1989. The following table provides a summary of our contractual obligations and other commercial commitments as of September 24, 2010:

Contractual Obligations (in thousands)	Total	2011	2012 to 2013	2014 to 2015	After 2015
Long-term debt	$34,204	$—	$—	$34,204	$—
Interest on long-term debt	8,646	1,056	4,225	3,365	—
Operating leases	12,174	2,014	5,316	2,583	2,261
Capital leases	161	35	119	7	—
Total contractual obligations	$55,185	$3,105	$9,660	$40,159	$2,261

Apart from the extension of our headquarters facility lease, there was no significant change to our other contractual obligations in the three months ended September 24, 2010.

We have a commitment to pay a total of $2.5 million to a third-party technology supplier upon receipt of future deliverables.

We have a long-term income tax liability for uncertain tax positions amounting to $633,000 at September 24, 2010. We cannot currently predict the date of settlement or payment, as the timing of resolution of our liability is highly uncertain.

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

At September 24, 2010, Plexus held inventory related to our products. Our deposit relating to this inventory was $4.2 million at September 24, 2010 and reserves relating to this deposit were $1.6 million. Both the deposit and the related reserves are included in prepaid expenses and other assets on the condensed consolidated balance sheets. Additional deposits may be required under the terms of the agreement.

Other Contingencies:  We have learned that some of our products may have been exported or re-exported in violation of U.S. export laws. Consequently, we have launched an internal investigation of our export-related activities, which is being performed by outside counsel. We have provided preliminary disclosures regarding these transactions to the U.S. Department of Commerce and the U.S. Department of Treasury, are cooperating fully with requests from these entities, and will provide a full report to these entities at the conclusion of the internal investigation. If the U.S. government finds that we have violated U.S. export laws, we could be subject to various penalties. By statute, these penalties can include but are not limited to fines of up to $250,000 for each violation, debarment from government business, or loss of export privileges. We believe, however, that our cooperation with the U.S. government, our immediate attention to rectifying the issues, and other factors provide a basis for mitigating any penalty that might be imposed. As a result of the discovery of these events, we have implemented more stringent export control procedures. At this time, we cannot determine an estimated cost, or range of costs, such as for penalties or fines, that may be incurred upon resolution of this matter. Accordingly, we have not provided any provision for this matter.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following are the material changes for the six months ended September 24, 2010 from the information reported under Part II, Item 7A of our Form 10-K for the fiscal year ended March 26, 2010:

A 10% change in market interest rates would change the fair value of our investment portfolio by $33,000, as compared to a change of $61,000 as of March 26, 2010.

A 10% change in the foreign currency rates affecting our foreign exchange contracts as of their September 24, 2010 levels would change the fair value of the contracts by $490,000, as compared to a change of $510,000 for the contracts as of March 26, 2010.

The fair market values of our 3¾% convertible senior notes and our 7¼% redeemable convertible subordinated debentures are sensitive to changes in interest rates and to the price of our common stock into which they can be converted, as well as our financial stability. The yield to maturity on the notes and the debentures is fixed, therefore the interest expense on our debt does not fluctuate with interest rates.

The fair value of the 3¾% convertible senior notes was $8.2 million as of September 24, 2010 and $8.0 million as of March 26, 2010. The fair value of the 7¼% redeemable convertible subordinated debentures was $20.6 million as of September 24, 2010 and $20.9 million as of March 26, 2010.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, management, under the supervision and with the participation of the chief executive officer (CEO) and chief financial officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) at the end of the period covered by this report as well as any changes in disclosure controls and procedures that occurred during the period covered by this report. Our management, including our CEO and CFO, has concluded that our disclosure controls and procedures are effective as of September 24, 2010.

No changes in our internal control over financial reporting occurred during the quarter ended September 24, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently a party to various legal proceedings. Management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm the Company’s financial position, cash flows, or results of operations, however legal proceedings are subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include money damages or, in matters for which injunctive relief or other conduct remedies are sought, an injunction prohibiting us from selling one or more products at all or in particular ways. Were unfavorable final outcomes to occur, there could be a material adverse impact on our business, results of operations and financial position.

A subsidiary of ours, Quintum Technologies, LLC (Quintum), is party, by interpleader, to three related lawsuits in Greece filed by Lexis SA, a former distributor of Quintum products in Greece. The first two of these lawsuits were initially filed against Lexis by one of its customers, Advanced Telecom Systems (ATS), alleging that a set of hardware and software products acquired for ATS by Lexis failed to perform as a system. The products include Quintum’s hardware product and a software product by another vendor, Ipercom. In these first two lawsuits, the customer (ATS) seeks damages from the distributor (Lexis), and the distributor has interpleaded the product vendors, Quintum and Ipercom, asking them to pay any amounts that Lexis may be ordered to pay to ATS, who seeks a refund of amounts paid for the purchase of the hardware and software, totaling €78,215, and compensation for real and moral damages, totaling €4,054,893. The third lawsuit was initiated by one of ATS’s customers for non delivery of services, which were to be delivered through the system ATS purchased from Lexis. In this lawsuit, the ATS customer seeks various monetary damages totaling €2,859,847. ATS filed an interpleader lawsuit against Lexis and Lexis has filed the same against Quintum and Ipercom. Hearings on all the lawsuits and interpleader lawsuits, which were originally scheduled for October, 2010, have been postponed to January, 2012. We have not accrued any amounts related to the claims, as we believe that a negative outcome is not probable.

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

We are conducting an internal investigation regarding our compliance with U.S. export laws.

We are subject to U.S. laws and regulations governing international trade and exports, such as trade sanctions against embargoed countries, International Traffic in Arms Regulations (ITAR), and Export Administration Regulations (EAR), including, but not limited to the export licensing requirements thereunder. The Company has learned that some its products may have been exported or re-exported in violation of U.S. export laws. Consequently, the Company has launched an internal investigation of its export-related activities, which is being performed by outside counsel. A determination by the U.S. government that we have failed to comply with one or more export control laws or trade sanctions, could result in civil or criminal penalties, including the imposition of significant fines, denial of export privileges, loss of revenues from certain customers, and debarment from participation in U.S. government contracts. Any one or more of these sanctions could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Common Stock

The following table reflects purchases made by the Company of its common stock during the quarter ended September 24, 2010:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
June 26 – July 23, 2010	—	—	—	$—
July 24 – August 20, 2010	73,189	$3.21	—	$—
August 21 – September 24, 2010	—	—	—	$—
	73,189	$3.21	—	$—

(1)

73,189 shares were acquired directly from employees as payment of tax withholding obligations upon vesting of restricted stock awards.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

(a)

Exhibits

10.48	Amendment to Lease between Ardenwood Corporate Park Associates and Network Equipment Technologies, Inc. dated August 11, 2010, as corrected.
31.1	Rule 13a-14(a) Certification (CEO).
31.2	Rule 13a-14(a) Certification (Chief Accounting Officer).
32.1	Section 1350 Certification (CEO).
32.2	Section 1350 Certification (Chief Accounting Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 2, 2010

NETWORK EQUIPMENT
TECHNOLOGIES, INC.

/s/ C . NICHOLAS KEATING, JR.

C. Nicholas Keating, Jr.
President and Chief Executive Officer

/s/ KAREN CARTE

Karen Carte
Vice President and Chief Accounting Officer
(principal accounting officer)