Form 10-Q
period 2010-12-24
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2011-02-02
CIK 752431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 24, 2010.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________________ to ___________________.

Commission File Number 001-10255

NETWORK EQUIPMENT TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-2904044
(State of incorporation)	(I.R.S. Employer Identification Number)

6900 Paseo Padre Parkway
Fremont, CA  94555-3660
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):☐ Yes  ☒ No

The number of shares outstanding of the registrant's Common Stock, par value $0.01, as of January 21, 2011 was 30,221,000.

NETWORK EQUIPMENT TECHNOLOGIES, INC.

Index

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited — in thousands, except par value)

	December 24, 2010	March 26, 2010
Current assets:
Cash and cash equivalents	$5,259	$4,953
Short-term investments	59,766	75,508
Restricted cash	2,192	554
Accounts receivable, net of allowances of $235 at December 24, 2010 and $265 at March 26, 2010	9,272	13,468
Inventories	4,784	4,377
Prepaid expenses and other assets	5,086	7,961
Total current assets	86,359	106,821
Property and equipment, net	4,638	5,155
Other assets	4,426	5,710
Total assets	$95,423	$117,686
Current liabilities:
Accounts payable	$6,641	$7,987
Accrued liabilities	9,651	13,230
Total current liabilities	16,292	21,217
Long-term liabilities:
3¾% convertible senior notes	10,500	10,500
7¼% redeemable convertible subordinated debentures	23,704	23,704
Capital lease obligation, less current portion	65	69
Other long-term liabilities	1,158	2,092
Total long-term liabilities	35,427	36,365
Commitments and contingencies – See Note 8
Stockholders’ equity:
Preferred stock ($0.01 par value; 5,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 75,000 shares authorized; 30,200 and 30,060 shares outstanding at December 24, 2010 and March 26, 2010)	302	300
Additional paid-in capital	256,494	252,105
Treasury stock, at cost	(11,236)	(10,374)
Accumulated other comprehensive loss	(1,901)	(1,398)
Accumulated deficit	(199,955)	(180,529)
Total stockholders’ equity	43,704	60,104
Total liabilities and stockholders’ equity	$95,423	$117,686

See accompanying notes to condensed consolidated financial statements

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited — in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 24, 2010	December 25, 2009	December 24, 2010	December 25, 2009
Revenue:
Product	$10,553	$12,550	$37,281	$42,835
Service and other	3,368	3,773	10,351	12,759
Total revenue	13,921	16,323	47,632	55,594
Costs of revenue:
Cost of product	6,163	6,578	19,090	21,467
Cost of service and other	2,699	3,209	8,828	10,916
Total cost of revenue	8,862	9,787	27,918	32,383
Gross margin	5,059	6,536	19,714	23,211
Operating expenses:
Sales and marketing	5,320	4,668	15,076	14,688
Research and development	4,803	5,053	14,457	14,461
General and administrative	2,237	3,583	8,149	9,168
Restructure and other costs (recoveries)	297	(7)	297	17
Total operating expenses	12,657	13,297	37,979	38,334
Loss from operations	(7,598)	(6,761)	(18,265)	(15,123)
Interest income	298	330	731	1,218
Interest expense	(554)	(555)	(1,661)	(1,717)
Gain on extinguishment of debt	—	—	—	555
Other income, net	65	186	7	414
Loss before taxes	(7,789)	(6,800)	(19,188)	(14,653)
Income tax provision (benefit)	33	(1)	238	43
Net loss	$(7,822)	$(6,799)	$(19,426)	$(14,696)
Basic and diluted net loss per share	$(0.26)	$(0.23)	$(0.65)	$(0.51)
Common and common equivalent shares, basic and diluted	29,848	29,280	29,814	29,101
Condensed Consolidated Statements of Comprehensive Loss:
Net loss	$(7,822)	$(6,799)	$(19,426)	$(14,696)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments	(23)	(217)	(284)	191
Gross unrealized holding gains (losses) on available-for-sale securities	(168)	(70)	(71)	250
Reclassification adjustments for gains included in net loss	(57)	(164)	(147)	(398)
Comprehensive loss	$(8,070)	$(7,250)	$(19,928)	$(14,653)

See accompanying notes to condensed consolidated financial statements

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited — in thousands)

	Nine Months Ended
	December 24, 2010	December 25, 2009
Cash and cash equivalents at beginning of period	$4,953	$15,589
Cash flows from operating activities:
Net loss	(19,426)	(14,696)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and accretion	1,946	2,558
Stock-based compensation expense	4,504	4,465
Gain on extinguishment of debt	—	(555)
Loss on disposition of property and equipment	28	83
Provision for deferred income taxes	203	—
Interest earned on restricted cash	(1)	(7)
Changes in assets and liabilities:
Accounts receivable	4,196	(1,578)
Inventories	(407)	752
Prepaid expenses and other assets	3,517	3,089
Accounts payable	(1,344)	1,434
Accrued liabilities	(4,611)	(3,986)
Net cash used in operating activities	(11,395)	(8,441)
Cash flows from investing activities:
Purchase of short-term investments	(33,405)	(41,841)
Proceeds from sales and maturities of short-term investments	48,929	43,111
Purchases of property and equipment	(1,284)	(1,223)
Increase in restricted cash	(1,637)	(68)
Net cash provided by (used in) investing activities	12,603	(21)
Cash flows from financing activities:
Issuance of common stock	289	607
Repurchase of common stock	(863)	(929)
Payments under capital lease obligation	(47)	(9)
Repurchase of 3¾% convertible senior notes	—	(1,875)
Net cash used in financing activities	(621)	(2,206)
Effect of exchange rate changes on cash	(281)	165
Net increase (decrease) in cash and cash equivalents	306	(10,503)
Cash and cash equivalents at end of period	$5,259	$5,086

Other cash flow information:
Cash paid during the period for:
Interest	$2,112	$2,158
Non-cash investing activities:
Net unrealized loss on available-for-sale securities	(218)	(148)
Assets acquired under capital lease	47	145
Assets acquired through note payable	—	141

See accompanying notes to condensed consolidated financial statements

Index

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

These financial statements should be read in conjunction with the March 26, 2010 audited consolidated financial statements and notes thereto. The results of operations for the three and nine months ended December 24, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending March 25, 2011 or any future period.

The Company’s fiscal year ends on the last Friday in March. In most years, the fiscal year is 52 weeks, with each quarter comprised of thirteen weeks, which allows comparability of quarter over quarter results. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position as of December 24, 2010, the results of operations for the three and nine months ended December 24, 2010 and December 25, 2009, respectively and the cash flows for the nine months ended December 24, 2010 and December 25, 2009, respectively.

Revenue on sales through resellers is recognized upon transfer of title to the reseller. Many of the sales to the Company’s resellers are based upon firm commitments from their end customer; as a result, these resellers carry little or no NET stock. NET’s customers generally do not have the right to return the equipment although for the Company’s Quintum product line, customers are often provided with limited rights of return and price protection. Accordingly, revenues are reduced for the Company’s estimates of liability related to these rights. The estimate for returns is recorded at the time the related sale is recognized and is adjusted periodically based on historical rates of returns and other related factors. The reserves for price protection are recorded at the time these programs are offered. Price protection is estimated based on specific programs, expected usage and historical experience.

Recently Issued Accounting Standards:  In October 2009, the Financial Accounting Standards Board (FASB) issued new accounting guidance with respect to revenue recognition: ASU No. 2009-13, Topic 605 — Multiple-Deliverable Revenue Arrangements; and ASU No. 2009-14, Topic 985 — Certain Revenue Arrangements That Include Software Elements. When adopted, these accounting standards may be applied either prospectively or retrospectively. The Company will adopt this new guidance on the mandatory adoption date of March 26, 2011, the beginning of the Company’s fiscal 2012. The future effect, if any, of the adoption of this new guidance on the Company’s consolidated financial statements will depend on whether the Company elects to apply these updates only prospectively or also retrospectively, and the nature of future revenue arrangements into which the Company may enter.

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

Index

Note 2.  Financial Instruments

Short-term investments at December 24, 2010 and March 26, 2010 consisted of the following:
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
December 24, 2010
U.S. government and municipalities	$22,898	$70	$(25)	$22,943
Corporate notes and bonds	19,666	74	(18)	19,722
Other debt securities	17,039	73	(11)	17,101
	$59,603	$217	$(54)	$59,766
March 26, 2010
U.S. government and municipalities	$50,634	$350	$(6)	$50,978
Corporate notes and bonds	14,657	29	(15)	14,671
Other debt securities	9,835	29	(5)	9,859
	$75,126	$408	$(26)	$75,508

The maturities of short-term investments at December 24, 2010 are as follows:

(in thousands)	Amortized Cost	Estimated Market Value
Maturing in one year	$17,821	$17,898
Maturing in one to five years	40,713	40,795
Maturing in five to ten years	1,000	1,004
Maturing after ten years	69	69
Total	$59,603	$59,766

Index

The following table summarizes the financial assets and liabilities of the Company measured at fair value on a recurring basis:

(in thousands)		Fair Value Measurements at December 24, 2010, using
	Balance as of December 24, 2010	Level 1	Level 2
Assets:
U.S. government and municipalities(1)	$22,942	$22,942	$—
Corporate notes and bonds(1)	19,722	19,722	—
Other debt securities(1)	15,214	15,214	—
Foreign debt issues(1)	1,888	1,888	—
Foreign currency derivatives(2)	84	—	84
Total	$59,850	$59,766	$84

Liabilities:
Foreign currency derivatives(3)	$32	$—	$32
Total	$32	$—	$32

(1)	Included in short-term investments on the Company’s condensed consolidated balance sheet.
(2)	Included in accounts receivable on the Company’s condensed consolidated balance sheet.
(3)	Included in accrued liabilities on the Company’s condensed consolidated balance sheet.

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

Note 3. Inventories

Inventories consisted of the following:

(in thousands)	December 24, 2010	March 26, 2010
Purchased components	$3,134	$2,806
Finished goods	1,650	1,571
	$4,784	$4,377

Certain inventories, not expected to be consumed within the next 12 months, are included in the condensed consolidated balance sheet as non-current assets. These inventories were $737,000 and $1.8 million, respectively, at December 24, 2010 and March 26, 2010.

Index

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

At December 24, 2010, the Company’s deposit on inventory held by Plexus was $3.6 million, of which $1.3 million had been charged to a reserve for excess inventory. The deposit, including the related reserve, is included in prepaid expenses and other assets in the condensed consolidated balance sheets.

The Company regularly evaluates its inventory, including inventory held by Plexus and the amount on deposit with Plexus. As a result of these evaluations, the Company recorded charges of $53,000 and $386,000, respectively, to cost of revenue in the three and nine months ended December 24, 2010 and $371,000 and $1.7 million, respectively, for the comparable periods ended December 25, 2009.

Note 4.  Loss Per Share

The following table sets forth the computation of the numerator and denominator used in the computation of basic and diluted net loss per share:

(in thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	December 24, 2010	December 25, 2009	December 24, 2010	December 25, 2009
Numerator:
Net loss	$(7,822)	$(6,799)	$(19,426)	$(14,696)
Denominator-weighted average shares of common stock outstanding:
Shares used to compute basic and diluted net loss per share	29,848	29,280	29,814	29,101
Basic and diluted net loss per share	$(0.26)	$(0.23)	$(0.65)	$(0.51)

The denominator for basic and diluted net loss per share is the weighted average number of unrestricted common shares outstanding for the periods presented. In periods of net income, the denominator for diluted net income per share also includes potentially dilutive shares, which consist of shares issuable upon the exercise of dilutive stock options and contingently issuable shares. These shares are excluded from the computations of diluted net loss per share for the three and nine months ended December 24, 2010 and December 25, 2009 as they are anti-dilutive and would therefore reduce the loss per share. The total amount of such anti-dilutive shares was 181,000 and 282,000 for the three months ended December 24, 2010 and December 25, 2009, respectively and 212,000 and 279,000 for the nine months ended December 24, 2010 and December 25, 2009, respectively.

At December 24, 2010, there are 770,000 shares of common stock issuable upon conversion of the 3¾% convertible senior notes and 753,000 shares of common stock issuable upon conversion of the 7¼% redeemable convertible subordinated debentures. For all periods presented, these shares and the related effect for interest expense are excluded from the calculation of diluted net loss per share, as their inclusion would be anti-dilutive.

Note 5.  Restructure and Other Costs

Restructuring costs of $297,000 for the three and nine months ended December 24, 2010 related to net charges for employee separation costs. The net restructure cost (benefit) of ($7,000) and $17,000 for the three and nine months ended December 25, 2009 related to net charges for employee separation costs.

Index

The liability for restructuring was $1.4 million at December 24, 2010 and consisted of accrued costs to exit the Company’s former manufacturing facility and accrued employee separation costs. Changes in accrued amounts related to restructuring during fiscal 2011 were as follows:

(in thousands)	Restructure Accrual
Balance at March 26, 2010	$2,119
Provision	297
Payments	(1,149)
Other (1)	93
Balance at December 24, 2010	$1,360

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

Components of the warranty accrual, which is included in accrued liabilities in the accompanying condensed consolidated balance sheets, were as follows:

(in thousands)	Nine Months Ended
	December 24, 2010	December 25, 2009
Balance at beginning of period	$69	$82
Charges to costs of revenue	68	37
Charges to warranty accrual	(77)	(42)
Other adjustments (1)	21	(4)
Balance at end of period	$81	$73

(1)	Adjustments result from changes in warranty cost estimates related to labor costs to repair products and frequency of warranty claims.

Note 7.  Income Taxes

The Company recorded tax provisions (benefits) of $33,000 and $238,000, and ($1,000) and $43,000, respectively, for the three and nine months ended December 24, 2010 and December 25, 2009. All prior periods benefited from a U.S. federal refundable credit as a result of legislation which allowed taxpayers to elect to forego bonus depreciation on certain additions of qualified eligible property and, in turn, claim a refundable credit for a portion of its unused alternative minimum tax and research credits. The Housing and Economic Recovery Act of 2008, signed into law in July 2008, applied to certain additions of qualified property placed in service from the period between April 2008 and December 2008. In February 2009, the American Recovery and Reinvestment Tax Act of 2009 was enacted and extended the period for eligible property additions for another year through December 31, 2009. The refundable credit ended December 31, 2009. The income tax provision included credit amounts of $24,000 and $76,000, respectively, for the three and nine months ended December 25, 2009. Provisions for income tax are primarily related to the Company’s international operations. The Company incurred additional tax expense in the third quarter of fiscal 2011 relating to interest income received of $114,000 related to freight/duty refunds received by its United Kingdom subsidiary.

Index

Note 8.  Contractual Obligations and Commercial Contingencies

3¾% Convertible Senior Notes:  In December 2007, the Company issued $85.0 million of 3¾% convertible senior notes due December 15, 2014, in a private placement, of which $10.5 million remained outstanding at December 24, 2010. A note may be converted by a holder, at its option, into shares of the Company’s common stock initially at a conversion rate of 73.3689 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $13.63 per share of common stock (subject to adjustment in certain events), at any time on or prior to December 15, 2014, unless the notes were previously repurchased. If a holder elects to convert its notes in connection with certain fundamental changes, in certain circumstances the conversion rate will increase by a number of additional shares of common stock upon conversion. Upon conversion, a holder generally will not receive any cash payment representing accrued and unpaid interest, if any. The notes are not redeemable by the Company prior to the stated maturity. Upon the occurrence of certain fundamental changes including, without limitation, an acquisition of voting control of the Company, the liquidation or dissolution of the Company, or the Company’s common stock ceasing to be traded on a U.S. national securities exchange, a holder may require the Company to purchase for cash all or any part of its notes at a purchase price equal to 100% of the principal amount plus any accrued and unpaid interest (including additional interest, if any) up until, but not including, the fundamental change purchase date.

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

In fiscal 2009 and 2010, the Company repurchased and retired a total of $74.5 million in principal amount of the outstanding notes in privately negotiated transactions. There were no such repurchases in the nine months ended December 24, 2010.

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

7¼% Redeemable Convertible Subordinated Debentures:  In May 1989, the Company issued $75.0 million of 7¼% redeemable convertible subordinated debentures due May 15, 2014, of which $23.7 million remained outstanding at December 24, 2010. Each debenture is convertible at the option of the holder into common stock at $31.50 per share and is redeemable at the option of the Company. The debenture holders are entitled to a sinking fund which began May 15, 2000, of 14 annual payments of 5% of the aggregate principal amount of debentures issued ($3.8 million annually), reduced by any redemption or conversion of the debentures. As a result of previous redemptions, the total remaining sinking fund requirement is $1.2 million, which, assuming no further redemptions, will be due as a final sinking fund payment on May 15, 2013.

License and Development Agreement:  Under a license and development agreement with a third-party technology supplier, the Company acquired a license to manufacture and distribute the supplier’s high-speed networking platform. The Company made certain up-front payments for the license and is also obligated to pay royalties on sales of the licensed products. If the supplier develops upgrades to the platform, the Company could be required to pay additional amounts for rights to the enhanced technology. Royalties for the three and nine months ended December 24, 2010 were $97,000 and $195,000, respectively. There were no royalties for the three and nine months ended December 25, 2009. The supplier has agreed to provide engineering support to the Company for a fee, beginning in the fourth quarter of fiscal 2011.

Contingencies:  In the normal course of business, the Company enters into contractual commitments to purchase services, materials, components, and finished goods from suppliers, mainly its primary contract manufacturer, Plexus. Under the agreement with Plexus, the Company may incur certain liabilities, as described in Note 3.

Contractual obligations and contingencies decreased from $53.5 million at March 26, 2010 to $53.1 million at December 24, 2010. This decrease resulted principally as a result of ongoing interest and operating lease payments, partially offset by the effect of a five-year extension of the Company’s headquarters facility lease, which was executed in the second quarter of fiscal 2011. The Company’s restricted cash balance increased by $1.6 million during the second quarter of fiscal 2011, due to new deposit obligations relating to the facility lease extension.

Index

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

Stock options generally become exercisable ratably over a four-year period and expire after seven to ten years. Options may be granted to officers, employees, directors and independent contractors to purchase common stock at a price not less than 100% of the fair market value at the date of grant. Stock option exercises in the three and nine months ended December 24, 2010 were 70,666 and 80,707 shares, respectively. Stock option exercises in the three and nine months ended December 25, 2009 were 3,229 and 143,597 shares, respectively.

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

Upon the release of restriction, a portion of the released shares are repurchased from employees by the Company to satisfy withholding-tax obligations arising from the vesting of restricted stock awards. The Company repurchased 85,076 shares from employees in the three months ended December 24, 2010 for a total price of $302,000. In the nine months ended December 24, 2010, the Company repurchased 221,868 shares from employees for a total price of $863,000.

Stock Compensation Expense: Stock-based compensation expense for the three and nine months ended December 24, 2010 and December 25, 2009, respectively, was as follows:

(in thousands)	Three Months Ended		Nine Months Ended
	December 24, 2010	December 25, 2009	December 24, 2010	December 25, 2009
Cost of revenue	$220	$188	$622	$543
Sales and marketing	473	392	1,270	1,309
Research and development	562	434	1,566	1,207
General and administrative	336	721	1,046	1,406
	$1,591	$1,735	$4,504	$4,465

Index

The fair value of the Company’s stock option awards granted to employees was estimated using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	December 24, 2010	December 25, 2009	December 24, 2010	December 25, 2009
Expected term, in years	4.94	5.16	4.94	5.04
Expected volatility	75.99%	71.40%	73.31%	68.93%
Risk-free interest rate	2.09%	2.57%	1.80%	2.41%
Expected dividends	—	—	—	—
Weighted-average fair value	$2.28	$3.18	$2.73	$3.22

Note 10.  Financial Instruments Fair Value Disclosure

The estimated fair values of the Company’s financial instruments at December 24, 2010 and March 26, 2010 were as follows:

(in thousands)	December 24, 2010		March 26, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Short-term investments	$59,766	$59,766	$75,508	$75,508
Liabilities:
3¾% Convertible senior notes	$10,500	$8,873	$10,500	$7,980
7¼% Redeemable convertible subordinated debentures	$23,704	$20,860	$23,704	$20,860

The gross unrealized holding gains (losses) on available-for-sale securities for short term investments recorded in accumulated other comprehensive loss are not material as of December 24, 2010 and March 26, 2010 respectively.

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

Convertible debt: We have estimated the approximate fair value of these securities using the quoted market price or trade closest to December 24, 2010. We consider these securities to be at Level 2 of the fair value hierarchy. See Note 2.

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

The foreign exchange forward contracts require the Company to exchange foreign currencies to U.S. dollars or vice versa, and generally mature in one month or less. As of December 24, 2010 and March 26, 2010, the Company had outstanding foreign exchange forward contracts with aggregate notional amounts of $5.3 million and $5.1 million, respectively, which had remaining maturities of one month or less. As of December 24, 2010, the carrying amount, which was also the estimated fair value of the foreign exchange forward contracts, was based on prevailing financial market information. The amounts recorded on the condensed consolidated balance sheets and statements of operations for foreign exchange contracts are not material.

Index

Note 11.  Litigation

The Company is currently a party to various legal proceedings. Management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm the Company’s financial position, cash flows, or results of operations. However, legal proceedings are subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include money damages or, in matters for which injunctive relief or other conduct remedies are sought, an injunction prohibiting the Company from selling one or more products at all or in particular ways. Were unfavorable final outcomes to occur, there could be a material adverse impact on the Company’s business, results of operations and financial position.

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

Today, our solutions are focused on enabling our enterprise and government customers to cost-effectively migrate to next-generation IP networks, unified communications platforms, secure voice applications, and high-speed multiservice wide area networking transport networks. Our voice solutions include the VX Series, the Quintum Series and our newest product offering, the UX Series, that became generally available early in the third quarter of fiscal 2011. Our multi-service solutions include the Promina platform and the NX Series high speed multi-service network exchange platform.

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

Index

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

Results of Operations

The following table sets forth selected data derived from our condensed consolidated statements of operations expressed as a percentage of revenue for the periods presented:

	Three Months Ended		Nine Months Ended
	December	December	December	December
	24, 2010	25, 2009	24, 2010	25, 2009

Percent of revenue
Product	75.8%	76.9%	78.3%	77.0%
Service and other	24.2	23.1	21.7	23.0
Total revenue	100.0	100.0	100.0	100.0

Product gross margin	41.6	47.6	48.8	49.9
Service and other gross margin	19.9	14.9	14.7	14.4
Total gross margin	36.3	40.0	41.4	41.8

Sales and marketing	38.2	28.5	31.7	26.4
Research and development	34.5	31.0	30.4	26.0
General and administrative	16.0	22.0	17.0	16.5
Restructure and other costs (recoveries)	2.1	—	0.6	—
Total operating expenses	90.8	81.5	79.7	68.9
Loss from operations	(54.5)	(41.5)	(38.3)	(27.1)

Interest expense, net	(2.0)	(1.3)	(2.0)	(0.9)
Gain on extinguishment of debt	—	—	—	1.0
Other income, net	0.5	1.1	—	0.7
Loss before taxes	(56.0)	(41.7)	(40.3)	(26.3)
Income tax provision	0.2	0.1	0.5	0.1
Net loss	(56.2)%	(41.7)%	(40.8)%	(26.4)%

Overview and Highlights

Note: Unless otherwise stated, all references to “fiscal 2011” refer to the three and nine months ended December 24, 2010; all references to “fiscal 2010” or “the prior fiscal year” refer to the comparable prior year periods, that is, the three and nine months ended December 25, 2009; and all comparative references, such as “increases” and “decreases” or “higher” and “lower,” refer to the current fiscal 2011 period as compared to the comparable fiscal 2010 period.

•
Total revenue in the third quarter was 15% lower compared to the third quarter of the prior fiscal year, and in the first nine months of fiscal 2011 was 14% lower than in the comparable prior year period. The declines in total revenue resulted principally from lower sales to government customers in the first and third quarters of fiscal 2011.

•
Our sales to the government sector continue to account for a majority of our revenue, but fluctuate from quarter to quarter. Revenue from government customers as a percentage of total revenue for the third quarter and the first nine months of fiscal 2011 was 65.7% and 71.9%, respectively. For the comparable prior-year periods, revenue from government customers as a percentage of total revenue was 73.6% and 77.6%, respectively. Spending by government customers is dependent upon the size of budget allocations, the timely passage of the annual federal budget, and the timing of specific programs. In addition, government customers may purchase large quantities of equipment from us in a single quarter, often with orders totaling $2 to $5 million or more, and then make no purchases in other quarters, making quarterly comparisons difficult. For example, over the course of fiscal 2010, we achieved quarterly revenue ranging from $84,000 to $6.2 million for NX1000 sales from a single government program.

Index

•
Sales of our VoIP-based product lines increased in the aggregate in the first nine months of fiscal 2011. Product revenue from our VX series was $4.1 million in the third quarter of fiscal 2011, compared to $2.7 million in the third quarter of fiscal 2010. For the first nine months of fiscal 2011, product revenue from our VX series was $14.0 million, a 24.5% increase compared to the comparable prior-year period. The increases were due principally to greater VX series sales to commercial customers for UC implementations and to government customers for secure communications applications. Product revenue from enterprise customers for our VX series was up 49.6% for the first nine months of fiscal 2011 compared to the comparable prior-year period. Revenue from Tenor series products decreased by 21.6% and 16.7% in the third quarter and first nine months of fiscal 2011, respectively, compared to the comparable prior-year periods, as demand shifts to more-advanced products. The first product in the UX Series, our new VoIP and unified communications platform, became generally available early in the third quarter of fiscal 2011.

•
Sales of our multi-service networking products declined from the prior year. For the first nine months of fiscal 2011, combined sales of our Promina and NX1000 products were down 37.7% from the comparable prior-year period. The reduction in 2011 is primarily from lower sales of the NX1000, which are largely concentrated to a specific customer. Promina products, which are based on time division multiplexing, continue to function well for certain applications and we have a large installed base, particularly in the Federal government. The NX1000 product is an extension of our Promina product line and allows Promina customers to add IP capabilities to their networks. Given the installed base for Promina and the addition of the NX1000 product, we expect to see continuing orders for Promina and NX1000 products for the next few years, but at a declining rate.

•
Our sector mix and our mix of product sales fluctuate quarter to quarter. We expect our customers to move to IP-based communications, at varying speeds. Also, spending by government customers fluctuates for the reasons noted above. The following table shows elements of our sector mix and our mix of product sales:

(in thousands, except percentages)	Three Months Ended		Nine Months Ended
	December 24, 2010	December 25, 2009	December 24, 2010	December 25, 2009
Sector mix:
Revenue from government customers	$9,149	$12,016	$34,269	$43,136
% of total revenue	65.7%	73.6%	71.9%	77.6%

Mix of product sales:
Promina product revenue	$2,762	$3,861	$12,267	$13,292
% of product revenue	26.2%	30.8%	32.9%	31.0%
VoIP-based product revenue	$6,860	$5,240	$21,221	$18,954
% of product revenue	65.0%	41.8%	56.9%	44.2%

•
Our arrangement with CACI International Inc. (CACI) for maintenance and other services provided to our Federal customers expired December 1, 2010. We will now perform these services ourselves and retain all revenue associated with these services, which will benefit service revenue and gross margin. Retaining all of the subject revenue beginning December 1, 2010 helped service revenue and margins in the third quarter of fiscal 2011.

•
Expense levels were generally consistent with prior periods. Operating expense in the third quarter and first nine months of fiscal 2011 decreased 4.8% and 0.9%, respectively, compared to the comparable prior-year periods. For the first nine months of fiscal 2011, the effect of cost control measures upon operating expenses were offset by legal costs, incurred mostly in the second quarter of fiscal 2011, for an internal investigation regarding compliance with U.S. export laws. The Company continues to monitor expenses closely. On a temporary basis, since the beginning of fiscal 2010, most of our domestic employees have taken a 7.5% salary reduction, with executives taking reductions of 10% to 15%. The salary reductions have been offset by grants of restricted stock. These salary reductions with offsetting grants of equity have reduced cash consumption, while having a neutral effect upon compensation expense.

Index

Revenue

(in thousands, except percentages)	Three Months Ended			Nine Months Ended
	December	December		December	December
	24, 2010	25, 2009	Change	24, 2010	25, 2009	Change

Product	$10,553	$12,550	(15.9)%	$37,281	$42,835	(13.0)%
Service and other	3,368	3,773	(10.7)	10,351	12,759	(18.9)
Total revenue	$13,921	$16,323	(14.7)%	$47,632	$55,594	(14.3)%

Total revenue decreased in the third quarter of fiscal 2011 compared to the comparable prior-year period, as well as compared to the second quarter of fiscal 2011, driven by declines in product revenue. For the first nine months of fiscal 2011, total revenue was lower than in the comparable prior-year period primarily due to low sales to government customers in the first and third quarters of fiscal 2011.

Product revenue decreased in the third quarter and the first nine months of fiscal 2011 over the comparable prior-year periods principally due to decreased sales of NX1000 products to government customers offset by higher sales of VX series products, to both government and commercial customers. Also, sales associated with the basic VoIP applications that were a large part of the traditional Quintum business have continued to decline as we shift our focus to more-advanced unified communications, Session Initiation Protocol (SIP) trunking, and other applications supported by our VX Series products.

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

Service and other revenue decreased in the third quarter of fiscal 2011 compared to the comparable prior-year period, primarily because one large customer did not renew their support agreement. For the first nine months of fiscal 2011 service and other revenue decreased, principally due to the effect of $1.3 million of previously deferred service and other revenue that we recognized in the second quarter of fiscal 2010. Significant fluctuations in our service and other revenue can occur as a result of factors affecting the timing of the recognition of revenue, including customer deployment schedules, contractual acceptance provisions and renewal of annual support agreements.

Gross Margin

	Three Months Ended		Nine Months Ended
	December 24, 2010	December 25, 2009	December 24, 2010	December 25, 2009
Product gross margin	41.6%	47.6%	48.8%	49.9%
Service and other gross margin	19.9	14.9	14.7	14.4
Total gross margin	36.3%	40.0%	41.4%	41.8%

Total gross margin decreased in fiscal 2011 as lower product margins offset improvements in service and other margins.

Product margins were lower primarily due to lower product revenues.  In addition, absorption of manufacturing overhead was slightly lower due to the effect of lower product revenues.  The effects of lower revenues upon product margins were partially offset by the following:

•
Product margins benefited by freight/duty refunds of $432,000 received by our United Kingdom subsidiary in the second quarter of fiscal 2011 and credited to product cost of revenue. These refunds related to overpayments of duty tax for certain sales transactions which occurred over a period from 1995 to 1999.

•
Product margins also benefited by lower inventory reserves recorded in fiscal 2011. Inventory reserve charges for the third quarter and first nine months of fiscal 2011 were $53,000 and $386,000, respectively. For the comparable prior year periods, inventory reserve charges, which principally related to reduced demand for our NX5010 product resulting from delays in government programs, were $371,000 and $1.7 million, respectively.

Index

Service and other gross margin improved in the third quarter and first nine months of fiscal 2011, primarily as a result of the termination of the CACI arrangement in December 2011.

Operating Expenses

	Three Months Ended			Nine Months Ended
(in thousands, except percentages)	December 24, 2010	December 25, 2009	Change	December 24, 2010	December 25, 2009	Change
Sales and marketing	$5,320	$4,668	14.0%	$15,076	$14,688	2.6%
Research and development	4,803	5,053	(4.9)	14,457	14,461	—
General and administrative	2,237	3,583	(37.6)	8,149	9,168	(11.1)
Restructure and other costs (recoveries)	297	(7)	(4,343)	297	17	1,647
Total operating expenses	$12,657	$13,297	(4.8)%	$37,979	$38,334	(0.9)%

Total operating expenses were lower in fiscal 2011 due principally to the effect of cost control measures, offset by legal costs incurred for an internal investigation regarding compliance with U.S. export laws.

Sales and marketing expense was higher in the third quarter and first nine months of fiscal 2011 compared to the comparable prior-year periods. The principal reasons for the increase in the third quarter were:

•	Employee compensation was higher by $458,000, reflecting:

•	An increase in direct payroll costs relating to new employees of $234,000.

•	Sales commissions, which were $200,000 higher than in the third quarter of fiscal 2010, reflecting increased bookings.

•
An increase of $80,000 in stock compensation expense due largely to the timing of the award and vesting dates of stock grants used both to compensate employees for salary reductions and in lieu of cash merit awards.

•	Costs for products deployed for sales and marketing purposes, such as those provided for use in Microsoft Training Centers, were higher by $45,000.

•	Marketing materials costs and travel and entertainment costs were higher by a total of $145,000, reflecting activities for the UX Series product launch.

The principal reasons for the increase in sales and marketing expense in the first nine months were:

•	Employee compensation was higher by $73,000, reflecting:

•
Stock compensation expense, direct payroll costs and miscellaneous other payroll costs, which in total increased by $534,000 in the first nine months of fiscal 2011 principally due to higher headcount.

•	Sales commissions, which were $93,000 higher in the first nine months of fiscal 2011, reflecting increased bookings.

•
These increased expenses were offset by an absence of employee separation costs in fiscal 2011. In the first quarter of fiscal 2010, we incurred employee separation costs of $700,000 in connection with the retirement of our former Federal sales executive. There were no similar charges in the first nine months of fiscal 2011.

•	Travel and entertainment costs were higher by $150,000.

•	Costs for products deployed for sales and marketing purposes were higher by $134,000.

•	Costs for marketing materials for trade shows were higher by $121,000.

•	Other costs were higher by $55,000.

Research and development expense decreased in the third quarter and first nine months of fiscal 2011 compared to the comparable prior-year periods. The principal differences in the third quarter were as follows.

Index

•	Employee compensation was higher by $149,000, reflecting:

•	An increase of $209,000 in consulting and temporary employee costs due to accelerated development efforts for the UX Series product.

•
An increase of $128,000 in stock compensation expense due largely to the timing of the award and vesting dates of stock grants used both to compensate employees for salary reductions and in lieu of cash merit awards.

•	These increased expenses were offset by reduced direct payroll costs of $188,000, reflecting lower average headcount.

•	Engineering-related costs were lower by $188,000. In the third quarter of fiscal 2010 we incurred substantial new product development initiative costs.

•	Allocations of shared expenses, including facilities and information technology costs, were lower by $182,000 due principally to reductions in company-wide allocated expenses.

The principal differences in research and development expense in the first nine months were as follows:

•	Employee compensation was higher by $1.1 million, reflecting:

•	An increase of $243,000 in direct payroll costs, largely due to higher average headcount.

•	An increase of $359,000 of stock compensation expense for incentives tied to new product milestones.

•	Higher costs for consultants and temporary employees, by approximately $461,000.

•
Engineering related expenses were lower by $564,000, principally because we incurred substantial costs associated with ramping up new product development in fiscal 2010 for accelerated development efforts for the UX Series product.

•	Depreciation expense was lower by $231,000, as many of the Company’s capital assets came to the end of their depreciation lives over the past two years.

•	Allocations of shared expenses, including facilities and information technology costs, were lower by $209,000 due to principally to reductions in company-wide allocated expenses.

General and administrative expense was lower in the third quarter and first nine months of fiscal 2011 compared to the comparable prior-year periods. The principal reasons for the decrease in the third quarter were as follows:

•	In the third quarter of fiscal 2010, we incurred employee separation costs of $878,000 in connection with the departure of our former Chief Financial Officer.

•	Other payroll related costs, including stock compensation, were lower by $42,000.

•	Outside consulting costs were lower by $200,000 due principally to lower audit fees.

•	Legal costs were lower by $121,000, principally due to patent lawsuit defense costs incurred in the third quarter of fiscal 2010.

•	Allocations of shared expenses, including facilities and information technology costs, were lower by $83,000 due principally to reductions in company-wide allocated expenses.

•	Miscellaneous other costs that included bad debt, bank fees and accretion charges for our vacated facility, were lower by $22,000.

The principal differences in general and administrative expense in the first nine months were as follows:

•	In the third quarter of fiscal 2010, we incurred one-time employee separation costs of $878,000 in connection with the departure of our former Chief Financial Officer.

•	Other compensation costs, including direct pay and stock-based compensation, were lower by $169,000.

•
Legal fees were higher by $742,000 due principally to costs incurred in the second quarter of fiscal 2011 for an internal investigation of our export-related activities, which is being performed by outside counsel.

•	Outside consulting costs were lower by $420,000 due principally to lower audit fees.

Index

•	Allocations of shared expenses, including facilities and information technology costs, were lower by $145,000 due principally to reductions in company-wide allocated expenses.

•	Miscellaneous other costs that included bad debt, bank fees and accretion charges for our vacated facility, were lower by $148,000.

Restructuring costs of $297,000 for the three and nine months ended December 24, 2010 related to net charges for employee separation costs. The net restructure cost (benefit) of ($7,000) and $17,000, respectively for the three and nine months ended December 25, 2009 resulted from employee separation costs related to corporate restructuring activities.

Non-Operating Items

(in thousands, except percentages)	Three Months Ended			Nine Months Ended
	December 24, 2010	December 25, 2009	Change	December 24, 2010	December 25, 2009	Change

Interest income	$298	$330	(9.7)%	$731	$1,218	(40.0)%
Interest expense	$(554)	$(555)	(0.2)	$(1,661)	$(1,717)	(3.3)
Gain on extinguishment of debt	$—	$—	—	$—	$555	(100.0)
Other income (expense), net	$65	$186	(65.1)	$7	$414	(98.3)

Interest income was lower in fiscal 2011 due to lower average interest earned on investments, and to lower average cash and investment balances. Average cash and investment balances were lower primarily due to the effect of operating losses in the full fiscal year 2010 and in the first nine months of fiscal 2011.

Interest expense was slightly lower in fiscal 2011, reflecting the retirement of a portion of our outstanding debt through repurchases in fiscal 2010.

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

Other expense, net, consisted of:

(in thousands)	Three Months Ended		Nine Months Ended
	December 24, 2010	December 25, 2009	December 24, 2010	December 25, 2009
Gain (loss) on foreign exchange	$8	$22	$(136)	$(6)
Realized gain on investments	57	164	147	398
Other	—	—	(4)	22
	$65	$186	$7	$414

Income Tax Provision

Income tax provisions (benefits) were $33,000 and $238,000, and ($1,000) and $43,000, respectively, for the three and nine months ended December 24, 2010 and December 25, 2009. All prior periods benefited from a U.S. federal refundable credit as a result of legislation which allowed taxpayers to elect to forego bonus depreciation on certain additions of qualified eligible property and, in return, to claim a refundable credit for a portion of its unused alternative minimum tax and research credits. The Housing and Economic Recovery Act of 2008, signed into law in July 2008, applied to certain additions of qualified property placed in service from the period between April 2008 and December 2008. In February 2009, the American Recovery and Reinvestment Tax Act of 2009 was enacted and extended the period for eligible property additions for another year through December 31, 2009. The refundable credit ended December 31, 2009. The income tax provision included credit amounts of $24,000 and $76,000, respectively, for the three and nine months ended December 25, 2009. Provisions for income tax are primarily related to our international operations. We incurred additional tax expense in the third quarter of fiscal 2011 relating to interest income received of $114,000 related to freight/duty refunds received by our United Kingdom subsidiary.

Index

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been our cash and investment balances, cash provided by operating activities, debt financings, and committed credit lines.

Cash and Investment Balances:  As of December 24, 2010, cash and cash equivalents, short-term investments and restricted cash were $67.2 million, as compared to $81.0 million as of March 26, 2010. At December 24, 2010, these amounts were invested 45.2% in U.S. government and municipal agency investments and cash equivalents, primarily money market funds.

Cash Flows from Operating Activities:  Net cash used in operating activities was $11.4 million in the first nine months of fiscal 2011 compared to $8.4 million in the comparable prior year period. The increase in net cash used in operating activities resulted principally from the difference in net loss, which was $4.7 million higher in fiscal 2011, and by changes in asset and liability balances that accounted for a $1.6 million offset to cash used in operating activities. The primary changes in asset and liability balances were to accounts receivable, accounts payable, and other balance sheet items. Changes in accounts receivable balances contributed a $5.8 million reduction in cash used in operating activities, primarily because higher sales at the end of fiscal 2010 compared to the end of fiscal 2009 provided for greater collections on accounts receivable in the first nine months of fiscal 2011 than in the same period in fiscal 2010. Changes in accounts payable balances contributed a $2.8 million increase in cash used in operating activities, as accounts payables balances declined primarily because the Company did not need to make as many inventory purchases in support of sales in the first nine months of fiscal 2011 as it did in the fourth quarter of fiscal 2010. Changes in other balance sheet items were collectively responsible for a $1.4 million increase in cash used in operating activities. Changes in depreciation, amortization and accretion, stock-based compensation expense and gain on extinguishment of debt, collectively did not have a significant effect upon cash used in operating activities.

Cash Flows from Investing Activities:  Net cash provided by investing activities was $12.6 million in the first nine months of fiscal 2011 compared to net cash used of $21,000 in the comparable prior-year period. The principal reason for this change was the net effect upon cash of purchases, sales and maturities of short-term investments. These activities provided net cash of $15.5 million and $1.3 million in the first nine months of fiscal 2011 and fiscal 2010, respectively.

Cash Flows from Financing Activities:  Net cash used in financing activities was $621,000 and $2.2 million in the first nine months of fiscal 2011 and fiscal 2010, respectively. The principal difference between the two periods was that, in the first nine months of fiscal 2010, we paid $1.9 million to repurchase a portion of our outstanding 3¾% convertible senior notes.

Non-cash Investing Activities:  Our primary non-cash investing activity in the first nine months of fiscal 2011 was the acquisition of assets under capital lease in the amount of $47,000. In the comparable prior-year period, we acquired assets under capital lease and through notes payable totaling $286,000.

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

Our contractual obligations and contingencies decreased by $400,000 from March 26, 2010. In the second quarter of fiscal 2011, we executed a five-year extension of our headquarters facility lease. The increase in contractual obligations caused by the lease extension was offset by ongoing operating lease payments and interest payments on the outstanding 3¾% convertible senior notes issued in December 2007 and 7¼% redeemable convertible subordinated debentures issued in May 1989. The following table provides a summary of our contractual obligations and other commercial commitments as of December 24, 2010:

Contractual Obligations (in thousands)	Total	2011	2012 to 2013	2014 to 2015	After 2015
Long-term debt	$34,204	$—	$—	$34,204	$—
Interest on long-term debt	7,590	—	4,225	3,365	—
Operating leases	11,168	1,008	5,316	2,583	2,261
Capital leases	144	18	119	7	—
Total contractual obligations	$53,106	$1,026	$9,660	$40,159	$2,261

Apart from the extension of our headquarters facility lease, there was no significant change to our other contractual obligations in the nine months ended December 24, 2010.

Index

We have a commitment to pay a total of $2.5 million to a third-party technology supplier upon receipt of future deliverables.

We have a long-term income tax liability for uncertain tax positions amounting to $621,000 at December 24, 2010. We cannot currently predict the date of settlement or payment, as the timing of resolution of our liability is highly uncertain.

In the normal course of business, we enter into contractual commitments to purchase services, materials, components, and finished goods from suppliers, mainly our primary contract manufacturer, Plexus. Under our agreement with Plexus, which runs through December 31, 2011, we maintain a level of control over parts procurement, design, documentation, and selection of approved suppliers. We are generally liable for any termination or cancellation of product orders, as well as excess and obsolete material, which can result, for example, from an engineering change, product obsolescence, or inaccurate component forecasting. Under the agreement, Plexus is to procure raw materials and begin manufacturing of products in accordance with our forecasts. If certain purchased raw materials or certain work-in-process items are held for greater than 90 days, we must make deposits on the aging inventory, although Plexus must make efforts to minimize our liability for the aging inventory, including returning materials to suppliers, canceling orders with suppliers, or using materials to manufacture product for its other customers. If raw material or in-process inventories are still unused and have been held for more than nine months, we must take ownership and pay for the aged inventory. Alternatively, if there is forecasted demand for such inventory, we must pay a management fee for Plexus to retain such inventory. If the forecasted demand does not materialize we must take ownership and pay for such inventory. This activity may increase our owned inventories.

At December 24, 2010, Plexus held inventory related to our products. Our deposit relating to this inventory was $3.6 million at December 24, 2010 and reserves relating to this deposit were $1.3 million. Both the deposit and the related reserves are included in prepaid expenses and other assets on the condensed consolidated balance sheets. Additional deposits may be required under the terms of the agreement.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following are the material changes for the nine months ended December 24, 2010 from the information reported under Part II, Item 7A of our Form 10-K for the fiscal year ended March 26, 2010:

A 10% change in market interest rates would change the fair value of our investment portfolio by $40,000, as compared to a change of $61,000 as of March 26, 2010.

A 10% change in the foreign currency rates affecting our foreign exchange contracts as of their December 24, 2010 levels would change the fair value of the contracts by $530,000, as compared to a change of $510,000 for the contracts as of March 26, 2010.  Such change would not have a material impact on the foreign currency derivates recorded on the condensed consolidated balance sheets.

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

Index

The fair value of the 3¾% convertible senior notes was $8.9 million as of December 24, 2010 and $8.0 million as of March 26, 2010. The fair value of the 7¼% redeemable convertible subordinated debentures was $20.9 million at both December 24, 2010 and March 26, 2010.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, management, under the supervision and with the participation of the chief executive officer (CEO) and chief financial officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) at the end of the period covered by this report as well as any changes in disclosure controls and procedures that occurred during the period covered by this report. Our management, including our CEO and CFO, has concluded that our disclosure controls and procedures are effective as of December 24, 2010.

No changes in our internal control over financial reporting occurred during the quarter ended December 24, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

No changes.

ITEM 1A. RISK FACTORS

Our business is subject to the risks and uncertainties described in our most recent annual report on Form 10-K. There may be additional risks that have not yet been identified and risks that are not material now but could become material. Any one of these risks could hurt our business, results of operations or financial condition. Investors should carefully review the risk factors described in our most recent Annual Report on Form 10-K and our subsequently filed reports on Form 10-Q.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Common Stock

Index

The following table reflects purchases made by the Company of its common stock during the quarter ended December 24, 2010:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
September 25 – October 22, 2010	—	—	—	$—
October 23 – November 19, 2010	85,076	$3.55	—	$—
November 20 – December 24, 2010	—	—	—	$—
	85,076	$3.55	—	$—

(1)	85,076 shares were acquired directly from employees as payment of tax withholding obligations upon vesting of restricted stock awards.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

(a)	Exhibits

31.1	Rule 13a-14(a) Certification (CEO).
31.2	Rule 13a-14(a) Certification (Chief Accounting Officer).
32.1	Section 1350 Certification (CEO).
32.2	Section 1350 Certification (Chief Accounting Officer).

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 01, 2011		NETWORK EQUIPMENT TECHNOLOGIES, INC.

	By:	/s/ C. NICHOLAS KEATING, JR.
President and Chief Executive Officer

	By:	/s/ KAREN CARTE
Vice President and Chief Accounting Officer (principal accounting officer)