Form 10-Q/A
period 2010-12-24
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2011-06-08
CIK 752431

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

EXPLANATORY NOTE
The purpose of this Amendment No. 1 to our Quarterly Report on Form 10–Q for the period ended December 24, 2010, as originally filed on February 2, 2011 (the “Original Filing”), is solely to furnish additional certifications which are included as new Exhibits 31.2 and 32.2 to this Amendment No. 1; all other information contained in the Original Filing is unchanged..

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

(a)	Exhibits

31.1	Rule 13a-14(a) Certification (CEO)*.
31.2	Rule 13a-14(a) Certification (Chief Financial Officer).
32.1	Section 1350 Certification (CEO)*.
32.2	Section 1350 Certification (Chief Financial Officer).

* Incorporated by reference to the same-numbered exhibits furnished with the registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-10255) for the fiscal quarter ended December 24, 2010, as originally filed on February 2, 2010.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 6, 2011		NETWORK EQUIPMENT TECHNOLOGIES, INC.

	By:	/s/ KAREN CARTE
Vice President and Chief Accounting Officer (on behalf of the registrant and as chief accounting officer)