Form 10-K
period 2011-03-25
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2011-06-08
CIK 752431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 25, 2011.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________________ to ___________________.

Commission File Number 001-10255

NETWORK EQUIPMENT TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-2904044
(State of incorporation)	(I.R.S. Employer Identification Number)

6900 Paseo Padre Parkway Fremont, CA	(510) 713-7300	94555-3660
(Address of principal executive offices)	(Telephone number)	(Zip code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 Par Value (Title of each class)	The NASDAQ Stock Market LLC (Name of each exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):☐ Yes  ☒ No

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the NASDAQ Stock Market, LLC on September 24, 2010, which is the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $51,550,000.

The number of shares outstanding of the registrant's Common Stock, par value $0.01, as of May 20, 2011 was 30,398,000.

 DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about August 9, 2011 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

NETWORK EQUIPMENT TECHNOLOGIES, INC.

Index

PART I

Forward-Looking Statements

Statements contained in this Form 10-K that are not historical facts are forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. A forward-looking statement may contain words such as “plans,” “hopes,” “believes,” “estimates,” “will,” “continue to,” “expect to,” “anticipate that,” “to be,” or “can affect.” Forward-looking statements are based upon management expectations, forecasts and assumptions that involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Many factors may cause actual results to vary including, but not limited to, the factors discussed in this Form 10-K. We expressly disclaim any obligation or undertaking to revise or publicly release any updates or revisions to any forward-looking statement contained in this Form 10-K, except as required by law. Investors should carefully review the risk factors described in this Form 10-K along with other documents the Company files from time to time with the Securities and Exchange Commission (SEC).

ITEM 1. BUSINESS

Overview

Network Equipment Technologies, Inc. (NET), founded in 1983, develops and sells high performance networking equipment optimized for real-time communications. For more than a quarter of a century, NET has delivered solutions for multi-service networks requiring high degrees of versatility, security and performance. Today, the company is focused on providing secure real-time communications for unified communications (UC), session-initiation protocol (SIP) trunking, enterprise mobility, and IP-based multi-service networking. In 2007, in order to enhance our lineup of voice over IP (VoIP) offerings, we acquired Quintum Technologies and its Tenor product line.

Our enterprise customer base includes large enterprises adopting UC and small- to mid-sized businesses (SMBs) implementing real-time communications. Our government customers include a variety of federal and international agencies and organizations, including civilian and defense agencies and resellers to such entities. In addition to our direct sales capabilities, we have developed relationships with integrators, resellers, and vendors of related technologies in order to help drive our enterprise business. Our global support and service organization, along with third-party service organizations, provides installation and other professional services, a variety of maintenance programs, technical assistance, and customer training.

Today, our solutions are focused on enabling our enterprise and government customers to cost-effectively migrate to next-generation IP networks utilizing real-time communications, including unified communications platforms, cloud-based voice, secure voice applications, and high-speed multiservice wide area networking (WAN) transport networks. Our newest product offering, the UX Series, was purpose-built for the unified communications and enterprise “session border controller” (SBC) markets to enable adoption of new communication technologies and services. Our voice solutions include the VX Series and the Tenor product lines of switching media gateways. Our legacy multi-service solutions include the Promina platform and the NX Series high speed multi-service network exchange platform.

The UX Series is an enhanced gateway with an embedded server that acts a survivable branch appliance (SBA), which is a key component for remote-site survivability. The UX Series interoperates with our VX Series and Tenor products and was specifically designed to support upstream deployments with advanced features that give customers high levels of flexibility, scalability, quality of experience, and investment protection through interoperability. The VX Series and Tenor product lines provide enterprise customers with voice interoperability solutions that enable existing private branch exchange (PBX) and IP-PBX systems to work together with new UC platforms and IP-based service provider networks offering SIP trunking services. The VX Series also provides IP-based solutions to government agencies requiring high bandwidth efficiency and call performance for secure voice communications. The Tenor product line also provides traditional VoIP switching gateway solutions for SMBs and smaller branch offices within large enterprises.

Our legacy multi-service solutions include the Promina, NX1000 and NX5010 platforms. The Promina product line has been serving government agencies and large enterprises for many years, providing industry-leading network reliability and security. The NX Series products are high-performance networking platforms that provide high-grade data transfer and enable secure grid computing. Our NX1000 platform provides an extensive, compact, wide-area network (WAN) switching solution that enables applications to integrate and aggregate into IP-based networks. The NX5010 platform enables high-speed, secure interconnection and extension of geographically distributed grid computing clusters and SANs.

Our consolidated financial information for the last three fiscal years is set forth under Item 8 – Financial Statements and Supplementary Data. We use consolidated financial information in determining how to allocate resources and assess performance. For this reason, we have determined that we are engaged in a single reportable segment.

Index

Industry Background

Telecommunications networks have evolved rapidly over the past few decades. Initially, there was a shift away from public networks and application-specific networks to integrated private networks. Circuit-switching technologies, such as time-division multiplexing (TDM), were used to achieve cost savings while maintaining high reliability. Later, higher bandwidths were achieved using switched digital services such as Integrated Services Digital Network (ISDN) and frame relay. Demand grew for equipment to support multiple technologies, application types, and services on a single communications platform, leading to the development of multi-service platforms. Today, the rapid expansion in use of the Internet and the growth of data services as an increasing portion of telecommunications traffic has resulted in tremendous demand for broadband solutions using cell or packet switching, as contrasted with narrowband circuit-switched approaches.

Despite significant advances in packet-switching technology, circuit-switched networks continue to offer certain advantages for networks requiring the most secure and reliably deterministic communications. There is still currently a small market for circuit-switched products, particularly in environments with low bandwidth requirements, though due to inherent bandwidth limitations use of circuit-switched networking has been declining for a number of years.

With the advent of IP-based technologies, traditionally separate voice and data environments have converged. VoIP offers both cost savings and added functionality, and its use by consumers, enterprises, telecommunication service providers and others has grown significantly in recent years. This growth has been aided by technological advances that have improved the quality and reliability of VoIP connections to rival that of traditional telephone circuit service. Recent innovations also allow IP-based connections to include services not available on traditional voice-only networks, such as instant messaging (IM) and video conferencing. Encryption and other security enhancements can now mitigate the risks of using open packet-routed networks.

The adoption of new technologies has led to a proliferation of communications equipment and devices such as PBXs, mobile phones, and desktop-PC clients, along with a multitude of communications tools such as e-mail, voicemail, calendaring, as well as IM and conferencing, which are increasingly combined as unified communications. Enterprises face significant challenges to enable their workforces to efficiently manage their communications. To address this complexity, a number of large companies including Microsoft, HP and IBM have developed strategies and platforms aimed at integrating these various forms of communication.

Enterprise businesses adopting these new communications technologies face various challenges in the migration of their existing telephony technologies without disrupting existing operations. In performing the migration, they must address not only internal connections but also the myriad forms of contact with customers and other external business partners. Any solution must be able to access the hardware of existing telephony networks as well as new wired and wireless IP telephony services and devices. For unified communications to work effectively, the communication connectivity must be device-, application-, and network-independent. In addition, businesses will typically require capabilities for remote office support and survivability, security, high call-processing performance, and the ability to handle special routing and administration needs.

Business Strategy

Our strategy is to provide customers with intelligent, multi-service network and VoIP platforms for the secure session mediation of voice, video, and data traffic that are designed to:

•	enable unified communications;

•	support intelligent connectivity of new and legacy communications equipment;

•	support a broad array of communication protocols and new communications technologies, including SIP trunking and session border control;

•	extend the viability of legacy communications systems and facilitate network evolution;

•	reduce the risks associated with introducing new network technologies into customers’ operations.

The following are key elements of our strategy:

Align with partner-driven UC strategies. We are focused on expanding our network of global partners with the scale and expertise to address UC market opportunities. Microsoft, IBM, HP and other large hardware and software vendors are pursuing strategies and products for the UC market. As a technology enabler of their strategies, we have worked and will continue to work closely with these companies. Microsoft has been a customer of ours for several years. This relationship has helped us to align our product development and resources to support Microsoft’s unified communications strategy and, as a result, we believe we are positioned to partner with other Microsoft solution providers. Through alliances with well-respected systems integrators and resellers, we are establishing channels for our products into the enterprise and government markets.

Index

Leverage our incumbent position in the government market. We were a pioneer of the concept of multi-service networking and have been delivering these mission-critical capabilities for more than 25 years. The installed base and revenue contribution from our Promina product line, sold primarily to government entities in recent years, are declining, but Promina continues to generate a significant portion of our revenue. We intend to leverage our installed customer base, particularly government entities, for future sales of our new platforms, enabling the transition to VoIP while continuing to support legacy traffic and applications.

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

Leverage relationships with distribution partners and key technology providers. In addition to direct sales to large enterprise and government customers, we are expanding our relationships with resellers, distributors, and other vendors. We enter agreements with technology suppliers to supplement our internal development efforts and may enter agreements with original equipment manufacturers for penetration into specific markets. We also seek relationships with systems integrators, software solutions providers, and large incumbent vendors globally that can facilitate success in global enterprise networks, expansion of our sales channel, and participation in major government projects.

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

Products

Voice and Mobility Products

Our voice and mobility platforms include our VX Series switches, our Tenor gateways, our SmartSIP software, and our UX Series mediation platform.

The VX Series – our voice exchange platform:

The VX Series enables high-performance, secure VoIP communications. The VX Series is a fully-integrated multi-service voice switch, which can be deployed to integrate unified communications, SIP Trunking services, VoIP and VoIP-based systems into legacy voice network infrastructures. With its remote survivability features, the VX Series provides continuous, local call service and intelligent trunk routing in the event of network connectivity failures. It can also be integrated into existing mission critical networks as well as deployed as the primary solution in greenfield applications.

The VX Series product line consists of the VX1800, VX1200, VX900, VX900T, and the VX400. The VX platform supports from 1 to 32 T1 or E1 ports, 6 Ethernet ports (2 Gig-Ethernet ports on VX1800), making it a compelling solution for enterprises, government entities and service providers looking to deploy IP-based voice networks. The VX Series combines the functionality of a Session Border Controller (SBC), media gateway, call control component, SS7/C7 signaling point, and H.323/SIP inter-working device in a single compact chassis. The VX Series supports a wide range of voice and call routing features. All of these are backed by key components that ensure the platform and the calls moving across it are secure. Conformance to the latest VoIP signaling and call control standards, such as SIP and H.323, guarantees interoperability within multivendor VoIP deployments. The VX Series provides scalable, high-performance IPSEC, SRTP & TLS encryption for VoIP communications.

To address the needs of the U.S. federal government, the VX Series provides a VoIP-based secure voice solution with high bandwidth efficiency and call performance. A high bandwidth utilization rate is particularly important in expensive, limited bandwidth situations such as satellite links. The VX Series also enables the use of secure calls on IP networks and end-to-end tactical-to-fixed site connectivity. Key features that enable high-quality secure voice calls include data compression, forward error correction, echo cancellation and jitter correction – all critical factors when operating in tactical, high-latency or unpredictable network environments. For tactical deployment, the VX Series is available in form factors small enough to fit into a backpack.

The VX Series (VX900, VX1200 and VX1800) is a JITC-certified Deployed Network Element (D-NE) and provides advanced MLPP, SCIP relay, and security features that are in line with the new AS-SIP UCR definition. Additionally, the VX Series offers a robust implementation of V.150 Universal Modem Relay that communicates between newly deployed secure IP phones and secure analog communications devices. The VX Series has been proven by use in DoD, NATO, and first responder deployments. The VX Series product line has been selected by the federal government to enable next-generation voice features and to continue to capitalize on existing voice assets while assuring the strict security and reliability standards required in DoD voice systems.

Index

The VX Series switches have been qualified under the Microsoft Unified Communications Open Interoperability Program for Microsoft Exchange Unified Messaging, Microsoft Office Communications Server 2007, and Microsoft Office Communications Server 2007 Release 2, and Microsoft Lync Server 2010. The VX Series is also interoperable with Broadsoft Broadworks R16.SP1, which enables service providers to offer scalable SBC and media gateway solutions for enterprises seeking carrier hosted VoIP cloud services.

The VXe software release offers enhanced value to enterprise voice customers by reducing the network infrastructure footprint and lowering the operational and capital costs for UC deployments. This solution is suited to large enterprises with multi-site locations such as banks, retail stores, and professional services firms that typically have multi-site requirements.

In fiscal 2011, 2010, and 2009, our VX Series and predecessor products accounted for 35.3%, 22.3% and 19.8% of product revenue, respectively.

Tenor product line – our multipath VoIP gateways:

The Tenor product line provides basic gateway support for Microsoft's unified communications (UC) platforms. The Tenor gateways have been qualified under the Microsoft Unified Communications Open Interoperability Program for Microsoft Exchange Unified Messaging, Microsoft Office Communications Server 2007 and Microsoft Office Communications Server 2007 Release 2. In addition, for Microsoft Lync small, medium and large enterprise deployments, the Tenor AF & AX Series products are used as Lync analog station gateways to provide Lync connectivity to analog endpoints. Tenor products support applications of other major VoIP system and services vendors including Nortel, Avaya, NEC Sphere, Skype (Tenor products are Skype Connect certified), and others.

Having similar architecture to the VX Series products, Tenor products support general business VoIP applications where there is no need for premium VX Series product features such as high speed signaling and media security, extreme call processing speed, programmable call processing, integrated SBC functions, or Microsoft Active Directory-based integration and call routing. Like the VX Series, Tenor products support any-to-any multipath switching, provide branch office survivability, and are designed to simplify deploying VoIP applications into existing legacy voice networks. The Tenor product line also has a broad set of interfaces and configurations that allow them to be integrated into nearly any type of existing voice network, supporting as few as two analog ports and as many as 32 T1/E1 trunks or 960 VoIP calls.

The Tenor AF and AX Series VoIP gateways offer enterprises using analog ports an easy, cost-effective way to capitalize on the power of VoIP. These highly adaptable solutions work with traditional PBXs, legacy analog equipment, IP PBXs and IP phones, and SIP-based communications environments. For enterprises using ISDN lines, the Tenor BX integrates VoIP gateway functionality with unique intelligent call routing, multipath architecture, and QoS support all in one solution. Enterprises can benefit from a variety of valuable applications such as PBX extension, remote office connectivity, long distance consolidation and call centers. With the Tenor DX VoIP gateways, enterprises and service providers can also deploy numerous VoIP applications such as SIP trunking, wholesale VoIP termination, calling cards, tandem switching and least cost routing. The Tenor DX product scales from a fractional T1/E1, with 8 simultaneous VoIP channels up to a full 8 span multipath switch supporting 120 simultaneous VoIP calls.

In fiscal 2011, 2010, and 2009, Tenor products accounted for 18.6%, 16.6% and 23.5% of product revenue, respectively.

SmartSIP software – SIP for OCS:

Our SmartSIP application will support the new direction of collaboration in the workplace where real-time, integrated communications are driving increased productivity throughout the enterprise. SmartSIP allows wireless, DECT, and standard SIP phones to be provisioned and used as extensions in a Microsoft Lync Server 2010 deployment. The SmartSIP application is built using Microsoft Unified Communications Managed API (UCMA) to address the interoperability of Wireless, DECT and legacy SIP endpoints with Microsoft unified communications. SmartSIP reduces operating expenses by automatically provisioning the endpoints.

We acquired the SmartSIP software and customer base from Evangelyze Communications late in fiscal 2010. We expect general availability of the SmartSIP product in fiscal 2012.

UX Series - our new high performance mediation platform:

Last September, we introduced our next generation, high-performance mediation platform, with the general availability of the first product in the series, our UX2000, for unified communications and enterprise border controller markets. The UX2000 is a modular rack unit system that was purpose-built for unified communications, enterprise SBC, and multi-service business gateway applications. The UX2000 is equipped with up to six high performance DSPs and two telecom card slots with a choice of 2, 4, or 8 port DS1 cards, offering the industry’s best mediation processing for IP-to-TDM, IP-to-IP, or TDM-to-TDM solutions. An optional server-class application solutions module (ASM) with a high-performance processor can also be added for third-party application support. The UX2000 core features a 24Gbps, non-blocking, IP-core backplane capable of routing more than 35 million packets per second.

Index

The UX2000 is architected to meet the demands of any size branch office and can scale to up to 1000 users. Its design flexibility provides unique capabilities for an invest-as-you-grow model and allows for future growth both in terms of the number of users supported as well as in the number of applications deployed. The modular architecture is designed to support scaling up of digital signal processing capacity and Time Division Multiplexing (TDM) interconnections providing deployment flexibility. Enterprises can now deploy a single device for all networking and communication needs and save both capital and operational expenses. In contrast to media gateways, which can have severely degraded call capacities during high complexity media processing operations, the UX2000 can support up to 600 simultaneous transcoded and encrypted calls. By supporting a variety of protocols, advanced security, and codec transcoding, the UX2000 enables a distributed enterprise to cost-effectively implement unified communications across the enterprise.

The initial software release for the UX2000 offers powerful quality of experience features, industry leading voice quality, intelligent call routing, call forking, and comprehensive PBX interoperability. As with the VX Series, directory-based call routing is built directly into the UX Series platform. The UX2000 is fully managed using a Web-based management interface with remote management capability, providing a solution for remote sites/branch offices that have minimal IT support. The UX2000 is qualified for Microsoft Lync Server 2010 as an Enhanced gateway and acts as a Survivable Branch Appliance – a key component of the Microsoft Lync Server topology. The UX2000 connects Microsoft Lync Server 2010 to SIP Trunking service providers as well as to legacy PBX and IP-PBX equipment. In the event WAN network failure occurs, the UX2000 provides survivability through the PSTN. The Survivable Branch Appliance application on the UX2000 ensures that local unified communication services are available so that the branch office continues to operate even when the IP network to the headquarters/datacenter is unavailable.

When deployed as a SBC, the UX2000 provides defense against malicious attacks in addition to providing transcoding, service assurance, data routing, WAN access, and survivability.

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

In fiscal 2011, 2010, and 2009, our Promina products, including the Promina Broadband Shelf, accounted for 33.8%, 38.6% and 44.9% of product revenue, respectively.

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

Index

The NX5000 Series – our high speed multi-service network exchange platform:

The NX5000 Series products are high-performance networking platforms that provide high-grade data transfer between SANs and WANs and secure grid computing. Responding to increasing demand for secure, high speed, multi-service networking and LAN/SAN virtualization, NET partnered with Bay Microsystems, Inc. to develop an agile, high-speed exchange platform. This platform, the NX5000 Series, has speeds of 10 Gbps and the product architecture is scalable to much higher speeds. The first product in our NX5000 Series, the NX5010 platform, is a next-generation, high speed multi-service aggregation and switching platform for mission-critical communications. This platform enables customers with geographically distributed computing and storage resources to connect as if they were co-located within the same LAN or data center and makes it possible to collapse into a single integrated system the multiple switches currently required to perform SAN to WAN communications. The NX5010 significantly improves our customers’ ability to transfer large amounts of data throughout disparate networks on a single switch. Initially targeted at government and financial customers, the NX5010 also addresses our customers’ increasing need for secure, high speed, versatile networking. It is scalable and compact, with a very small footprint only two rack units high. The NX5010 has been tested in customer field trials using a variety of protocols, including InfiniBand, IP, Ethernet, and multiprotocol label switching.

In fiscal 2011, 2010 and 2009, NX Series product sales accounted for 8.6%, 21.9% and 11.4% of product revenue, respectively.

Customers and Markets

NET is focused on the UC and secure communication markets, providing sophisticated network communications solutions to enterprises and government organizations worldwide. We pioneered multi-service networking and have been delivering this capability for more than 25 years. Our expertise is supporting the most demanding communications applications such as those that require high security, field reliability, high bandwidth or advanced features. Our customers are information and communication-intensive organizations, who may be local, national, or global in their operations. We identify our markets as two primary groups: government and enterprises. Our government customers include a variety of federal and international agencies and organizations, including civilian and defense agencies and resellers to such entities. Our enterprise customer base includes large enterprises adopting unified communications and small- to mid-sized businesses implementing new VOIP technologies. We target enterprise customers in a variety of sectors such as financial services, manufacturing, transportation, and retail. In recent fiscal years, commercial sales of our Promina-based solutions have mostly been sales in emerging markets such as Eastern Europe or upgrades to our installed base in Western Europe.

Sales to the government sector represented 71.1%, 78.6% and 72.8% of NET’s revenue in fiscal 2011, 2010, and 2009, respectively. We do business with the government sector both as a direct contractor and as a subcontractor. A substantial portion of the revenue generated from our government customers is based on our contract with the General Services Administration (GSA), as well as through direct contracts such as with the Department of Defense and NATO. A new U.S. General Services Administration Schedule contract was issued to our NET Federal subsidiary in July 2010, providing an ongoing contracting vehicle for sales to the U.S. government. Some of these contracts may also be used by other government agencies.

In fiscal 2011 and fiscal 2009, no single customer accounted for more than 10% of the Company’s revenue. In fiscal 2010, General Dynamics Corporation accounted for 22.7% of the Company’s revenue. Excluding aggregate orders from a variety of government agencies, no other single customer accounted for more than 10% of the Company’s revenue in fiscal 2011, 2010, or 2009.

Our commercial revenue from international customers accounted for 17.8%, 13.8% and 9.8% of total revenue for fiscal years 2011, 2010, and 2009, respectively. Going forward, we believe our revenue growth in the enterprise markets will largely be driven by the acceptance of UC and other enterprise secure voice applications. As an incumbent supplier into Microsoft’s internal voice network, we are working closely with Microsoft and its key partners as they introduce new enterprise-focused unified communications and unified messaging products, of which our UX Series is a key enabler.

Competition

The market for telecommunications equipment is highly competitive and dynamic, has been characterized by rapid changes to and the convergence of technologies, and has seen a worldwide migration from existing circuit technology to packet-based IP technologies. We compete directly, both internationally and domestically, with many different companies, some of which are large established suppliers of end-to-end solutions such as Alcatel-Lucent, Avaya, Cisco Systems, Juniper Networks and Siemens. In addition to these large suppliers, a number of other companies are targeting the same markets as we do. Particularly,  Audiocodes Limited and Dialogic Corporation provide competitive solutions in the UC market, and Acme Packet provides competitive solutions in the SBC market. We believe our long operating history gives us some of the advantages of larger businesses, while our small size and targeted focus give us some of the advantages of smaller companies. Our larger competitors, however, have greater overall financial, marketing and technical resources than we do and offer a wider range of networking products than we offer and can often provide customers a complete network solution. They often can compete favorably on price because their sales volume and broad product lines can allow them to make discounted sales while maintaining acceptable overall profit margins. Conversely, our smaller competitors may have more ability than we do to focus their resources on a particular product development unencumbered by the requirements to support an existing product line, allowing greater flexibility in their market strategies.

Index

Sales

We sell our products and services through both direct and indirect sales channels worldwide, including large government systems integrators. We support the sales force effort with systems engineers who provide customers with pre-sale technical assistance which allows us to gain more in-depth knowledge of customers’ network requirements. Our business is generally not seasonal, though we have been affected by delays in adoption of government entity budgets and spending patterns of the federal government at its September fiscal year end.

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

Our Technical Assistance Center (TAC), which is staffed by engineers trained in networking products, is set up to assist customers remotely over the telephone. TAC engineers have the ability to replicate customer problems and test proposed solutions prior to implementation. Maintenance support from TAC, whether provided over the web or over the telephone, is fee-based under either an annual fee contract or on a time-and-materials basis. TAC costs are charged to either sales and marketing expense or to cost of service and other revenue, based upon the nature of TAC services provided.

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

Through a contractual arrangement with our company, CACI International Inc. had certain rights to provide maintenance and other services to our federal government customers, until the expiration of the arrangement on December 1, 2010. Under this arrangement, both companies sold services for NET products, other than the Tenor products, and each company was responsible for various aspects of service delivery. Revenue from maintenance services was shared between both companies, regardless of which company sold the services. Since the expiration of this arrangement, the Company has performed these services itself and has retained all revenue associated with these services.

Our Tenor product line is in large part sold through distributors, who generally perform service and support to the end customers.

In fiscal 2011, 2010, and 2009, service and support revenue accounted for 23.7%, 22.0% and 22.2%, respectively, of NET’s revenue.

Index

Manufacturing

We outsource our product manufacturing. For the Promina, NX Series and VX Series, we outsource our manufacturing, including assembly and structural test, to our primary contract manufacturer, Plexus Corp. (Plexus). For the new UX Series, we outsource our manufacturing to CTS Corporation (CTS). Both Plexus and CTS are located in the U.S. For the Tenor product line, some manufacturing is performed by contract manufacturers in Asia and we perform final assembly and test at our own facilities in the U.S., China and Hong Kong. Each of our contract manufacturers is the sole vendor with whom we have contracted for the assemblies and finished goods they manufacture for us.

Under our agreement with Plexus, which runs through December 31, 2011, we maintain a level of control over parts procurement, design, documentation, and selection of approved suppliers. We are generally liable for any termination or cancellation of product orders, as well as excess and obsolete material, which can result, for example, from an engineering change, product obsolescence, or inaccurate component forecasting. Under the agreement, Plexus is to procure raw materials and begin manufacturing of products in accordance with our forecasts. If certain purchased raw materials or certain work-in-process items are held for greater than 90 days, we must make deposits on the aging inventory, although Plexus must make efforts to minimize our liability for the aging inventory, including returning materials to suppliers, canceling orders with suppliers, or using materials to manufacture product for its other customers. If raw material or in-process inventories are still unused and have been held for more than nine months, we must pay a management fee for Plexus to retain such inventory. If there is no forecasted demand for all or any portion of such inventory in the forward-looking one year time period, then we must instead take ownership of, and pay for, that portion of the aged inventory without any demand. This activity may increase our owned inventories.

At March 25, 2011, our deposit on inventory held by Plexus was $4.2 million, of which $1.3 million had been charged to a reserve for excess inventory. The deposit, including the related reserve, is included in prepaid expenses and other assets in the consolidated balance sheets.

The Company regularly evaluates its inventory for lower of cost or market valuation, including inventory held by Plexus and the amount on deposit with Plexus as well as inventory classified as non-current assets. As a result of these evaluations, we recorded charges of $550,000, $1.9 million and $5.2 million to cost of revenue in fiscal 2011, 2010 and 2009, respectively.

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

Index

While most product development activity is undertaken by NET employees, we enter into license and technology agreements to accelerate development of new products or expand the scope of development efforts, as well as outsource some of our product development activities.

In fiscal 2011, 2010, and 2009, NET’s research and development expenditures were $19.2 million, $19.2 million and $21.8 million, respectively.

Working Capital Practices

Information about our working capital practices is included in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Liquidity and Capital Resources” and is incorporated herein by reference.

Employees

As of March 25, 2011, we had 234 employees. None of our employees are represented by a labor union. We consider our employee relations to be good.

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

Over the past twenty years, a number of patents have been issued to NET in the United States, Europe and Japan. In fiscal 2011, we were granted eight U.S. patents, and now hold a total of 74 U.S. patents. These patents will expire between June 2011 and September 2027. We expect to continue filing patent applications as we develop new products and technologies. We have not historically pursued claims against other companies based on possible infringements of our patent portfolio, but we believe that our investment in intellectual property protection can offer defenses to claims against us and may provide an additional source of future revenue.

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

Index

Executive Officers

The executive officers of NET and their ages at May 20, 2011 are as follows:

Name	Age	Position

C. Nicholas Keating, Jr.	69	President, Chief Executive Officer and Director

Karen C. Carte	46	Vice President and Chief Accounting Officer

James T. Fitzpatrick	57	Vice President of NET and President of NET Federal

Talbot A. Harty	47	Vice President and Chief Development Officer

Francois P. Le	57	Vice President, Global Sales

Pete Patel	58	Vice President, Global Operations

Frank Slattery	50	Vice President and General Counsel

David Wagenseller	54	Vice President and Chief Financial Officer

C. Nicolas Keating, Jr. has served as NET’s President and CEO since July 2005 and as a Director of the Company since November 2001. From October 2000 to February 2004, Mr. Keating was President and CEO of IP Infusion, a software developer and licensor of advanced networking software for enhanced IP services. Previously, he was President and CEO of US SEARCH.com, a Web-based provider of on-line information services to individual, corporate and professional users. From 1993 to 1998, he was an advisor to a number of worldwide organizations, including AT&T and Lucent Technologies. From 1987 to 1993, he was a Vice President and corporate officer of NET. Mr. Keating is a member of the Board of Trustees of the Asian Art Museum Foundation of San Francisco and is a San Francisco City Commissioner. He is also on the Board of Trustees of American University in Washington, D.C. Mr. Keating received his BA and MA from American University and was a Fulbright Scholar to Mexico. Prior to his business career, Mr. Keating worked in the State and Commerce Departments in international positions and served as a First Lieutenant in the United States Army.

Karen C. Carte joined NET in August 2010 and was named Vice President and Chief Accounting Officer in October 2010. For the seven years prior to joining the Company, she was an independent consultant providing high-level financial management and advisory services, with a focus on start-up ventures. Previously, she held executive positions in finance at Intella Interventional Systems and Alpine Microsystems. Prior to that, she was an accountant at Ernst & Young LLP. Ms. Carte holds a bachelor’s degree in business administration from the University of San Diego, and is a CPA.

James T. Fitzpatrick joined NET in April 2009. Prior to joining the Company, he was Vice President of Federal Sales for Ericsson Federal (formerly Marconi Federal). At Marconi Federal, he oversaw channel sales and partner programs and was in charge of business development. Mr. Fitzpatrick previously held senior management positions at NCR and AT&T, in the areas of sales, marketing, business development and large scale program management, along with legal, financial and contract management. Mr. Fitzpatrick earned a bachelor’s degree from Marquette University and a law degree from the University of Baltimore, and did additional graduate studies in Information Technology at Johns Hopkins University.

Talbot A. Harty joined NET in November 2003 and assumed his current role in October 2005. He previously served as Sr. Director of the Company’s Information Technology organization. From 2002 until he joined NET, Mr. Harty was Vice President of Product Development at Perfect Commerce, a provider of on-demand supplier relationship management solutions. From 2000 to 2001, he served as Vice President of Product Marketing at Mobileum (now Roamware), a provider of value-added voice and data roaming services. Prior to that, he held senior positions in information technology, operations, and research and development at a number of high-technology companies. He also sits on technology advisory boards for a number of start-up companies.

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

Index

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

David Wagenseller joined NET in 1986 through its acquisition of ComDesign, Inc. He became Vice President of Finance in 2006, became the Company’s principal financial officer in November 2009, and was named Chief Financial Officer in April 2010. He previously held responsibility for controllership, treasury and financial planning. Mr. Wagenseller earned a Bachelor’s degree in Business Administration from California State University, Dominquez Hills.

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
With the exception of fiscal 2008, we have incurred net losses since fiscal 1998, including in fiscal 2011. Our circuit-switched product line, Promina, currently provides a substantial portion of our revenue, and the market for that product line is declining. In order for the Company to be profitable in future periods, we need our newer products to achieve commercial success. Any shortfall in revenue compared to our annual financial plan would likely require that we reduce spending, though many of our costs are fixed in the short term making it difficult to reduce spending rapidly. Reductions in research and development spending will impede the development of new products and product enhancements, which would in turn negatively affect future revenue.

Our operating results may continue to fluctuate.
Our operating results vary significantly from quarter to quarter. These fluctuations may result from a number of factors, including:

•	changes in demand for our products, which may result from changes in customer needs, features available in our products, competition, changes in industry standards, and other factors;

•	the timing of orders from, and shipments to, our customers;

•	the timing of the introduction of, and market acceptance for, new products and services;

•	variations in the mix of products and services we sell;

•	the timing and level of certain expenses, such as joint venture and development arrangements, acquisition-related costs, prototype costs, legal fees, write-offs of obsolete inventory;

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

Index

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

Our future capital needs are uncertain and we may need to raise additional funds in the future.
We believe our existing cash, cash equivalents, and short term investments will be sufficient to fund our operations for at least the next twelve months. However, in light of our intention to maintain or increase funding for research and development and for expansion of our sales capabilities, combined with our recent history of net losses, we may need to raise additional capital to fund our operations. Such financing may not be available on terms that we consider acceptable or may not be available to us at all. If we raise capital by selling equity securities, our existing securityholders may suffer dilution. If we raise capital by debt financing, we could be subject to covenants restricting our operations in ways that may prove detrimental to us. If additional capital is needed and we are unable to raise it on acceptable terms, we may have to delay, reduce the scope of, or eliminate some or all of our research and development programs or other operations, which may include delaying further development of our products; or reduce marketing, customer support or other resources devoted to our products or operations. Any of these developments could harm our business, results of operations, or financial condition.

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

Index

•	negative market perception, which could negatively affect our stock price;

•	the assumption of debt and other liabilities, both known and unknown; and

•
additional expenses associated with the amortization of intangible assets or impairment charges or write-offs, if any, related to purchased intangibles and goodwill, recorded as a result of the acquisition.

We are dependent on revenue from the Promina product line.
Currently, we derive a significant portion of our product revenue from our Promina product line, a circuit-based narrowband technology. The market for our Promina product is declining as networks increasingly employ packet-based broadband technology. This technology migration has resulted in a significant drop in sales of our Promina products over the last several years. If we are unable to develop substantial revenue from our newer packet-based broadband product lines, our business and results of operations will suffer. Although we have developed a migration path to broadband technology and have entered and expect to enter into development agreements with third parties to expand our broadband offerings, this strategy may not materially mitigate this decline.

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

A substantial portion of the revenue generated from our government customers is based on our contract with the GSA. This contract imposes significant compliance and reporting obligations on us. The contract also establishes a fixed price under which government customers may purchase our products and provides for automatic mandatory price reductions upon certain events. In addition, the GSA can impose financial penalties for non-compliance.

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

Index

Our operations in foreign countries are subject to political, economic and regulatory risks.
We conduct sales and customer support operations in countries outside of the United States and depend on non-U.S. operations of our subsidiaries and distribution partners. As a general rule, international sales tend to have risks that are difficult to foresee and plan for, including political and economic instability, possible expropriation, regulatory changes, changes in currency exchange rates, difficulties in protecting our intellectual property, changes in tax rates and structures, and collection of accounts receivable. Further, our international markets are served primarily by non-exclusive resellers and distributors who themselves may be severely affected by economic or market changes within a particular country or region. Our international sales are subject to the requirements of the U.S. Foreign Corrupt Practices Act, and similar laws of other countries. For sales within the European Union, our products must comply with the Restriction on Hazardous Substances Directive (RoHS) and Waste from Electrical and Electronic Equipment (WEEE) requirements, any failure of which could result in fines, product seizures, or injunctions against sale.

Our products are subject to export controls and shipments of our products sometimes require a license from the U.S. government.
We are subject to U.S. laws and regulations governing international trade and exports, including, but not limited to the Export Administration Regulations (EAR), International Traffic in Arms Regulations (ITAR), and trade sanctions against embargoed countries and destinations administered by the Office of Foreign Assets Control (OFAC) of the U.S. Department of the Treasury. Under these laws and regulations, we are responsible for obtaining all necessary licenses or other approvals, if required, for exports of hardware, software and technology, as well as the provision of service. For some of our products subject to EAR, the requirement for a license is dependent on the type and end use of the product, the final destination, the identity of the end user, and whether a license exception might apply. Obtaining export licenses can be difficult and time-consuming, and in some instances a license may not be available on a timely basis or at all. A determination by the U.S. government that we have failed to comply with one or more export control laws or trade sanctions, could result in civil or criminal penalties, including the imposition of significant fines, denial of export privileges, loss of revenues from certain customers, and debarment from participation in U.S. government contracts. Any one or more of these sanctions or a change in law or regulations could have a material adverse effect on our business, financial condition and results of operations.

We are conducting an internal investigation regarding our compliance with U.S. export laws.
We have learned that some of our products may have been exported or re-exported in violation of U.S. export laws. Consequently, we have launched an internal investigation of our export-related activities, which is being performed by outside counsel. We will report the results of the investigation to the U.S. government. Certain issues subject to the investigation have already been reported to the U.S. government, and the U.S. government has closed a limited portion of the matter with the issuance of a warning letter. The results of the rest of the internal investigation will be reported to the U.S. government in due course. If the U.S. government determines that we have failed to comply with one or more export control laws or trade sanctions, we could be subject to various civil or criminal penalties. By statute, these penalties can include but are not limited to fines of up to $250,000 for each violation, denial of export privileges, and debarment from participation in U.S. government contracts. Such a determination could also result in the loss of sales to certain customers. Any one or more of these sanctions could have a material adverse effect on our business, financial condition and results of operations.

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

Index

In addition, the networking equipment market has seen the constant introduction of new technologies that have reduced the value of older technology solutions. This has created pricing pressure on older products while increasing the performance expectations of newer networking equipment. Moreover, broadband technology standards are constantly evolving, and alternative technologies or technologies with greater capability are constantly introduced and sought by our customers. It is possible that the introduction of other technologies will either supplant our current technologies and technologies we have in development, or will require us to significantly lower our prices in order to remain competitive. To remain competitive, we must continue to evolve our product lines to meet the ever-changing technology needs of the networking market while ensuring that they can be sold at a competitive price. We also must enhance our Promina product line to provide needed features that increase its overall value for the customer while keeping the price competitive. Due to the competitive nature of the market and the relative age of our Promina product offerings as well as the competitive pressure affecting all our products, we may not be able to maintain prices for them at levels that will achieve profitability. Also, we may not be successful in completing the development of, or commercializing, products under development.

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
Typically, the majority of our revenue in each quarter has resulted from orders received and shipped in that quarter. While we do not believe that backlog is necessarily indicative of future revenue levels, our customers’ ordering patterns and the possible absence of backlogged orders create a significant risk that we could carry too much or too little inventory if orders do not match forecasts. Rather than base forecasts on orders received, we have been forced to schedule production and commit to certain expenses based more upon forecasts of future sales, which are difficult to predict. We are generally liable for excess component inventory and unsold product assemblies that our contract manufacturer orders or assembles based on our forecasts. If large orders do not close when forecasted or if near-term demand weakens for the products we have available to ship, we will have expenses with no corresponding revenue and our operating results for that quarter or subsequent quarters would be materially adversely affected. At the same time, we may face shortages that preclude us from fulfilling orders that are not in our forecast, as a result of lead times for component procurement and manufacturing. If there is an unexpected decrease in demand for certain products or there is an increased risk of inventory obsolescence, which can happen relatively quickly due to rapidly changing technology and customer requirements, adjustments may be required to write down or write off certain inventory, which would adversely affect our operating results.

Index

Delays in government programs or other customer ordering could cause products or product versions to become obsolete sooner than forecasted, which could result in substantial write-downs.
We maintain inventory of various products and components in order to compensate for lead times in parts ordering and product manufacturing, as well as to avoid shortages of parts that are difficult to procure or no longer available. Due to our long sales cycle, customer orders may span release schedules for new versions of our products, particularly if there are delays in customer ordering. As a result, orders we expected to fulfill with one version may become orders for the next version, which could result in us holding obsolete inventory for the earlier version. We have significant unreserved inventory balances on hand, including inventory that is owned by our contract manufacturer but for which we are responsible if it is unused. Substantial charges for the write-down or write-off of obsolete inventory would adversely affect our operating results.

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

Over the past several years, we have restructured our organization which may cause disruptions to our business.
In fiscal 2011, we reorganized a number of functions and continue to seek additional ways to reduce costs and improve efficiencies, such as changes to our internal business processes, transitions to different vendors or service providers, and outsourcing of certain functions. These activities are subject to a number of risks, such as diversion of management time and resources; diminished ability to respond to customer requirements, both as to products and services; and disruption of our engineering and manufacturing processes. Further, despite our efforts, the savings we expect from these actions may not be achieved, or may be achieved only after an initial increase in costs. Problems resulting from these reorganization activities, such as potential challenges maintaining our business systems and operating infrastructure, could have a material adverse effect on our business, results of operations, and financial condition, particularly if coupled with a failure to achieve the expected cost savings. In addition, changes to our business processes may require revisions to our internal controls, and may make it more difficult for us to achieve certification of our internal control over financial reporting.

Our ability to ship our products in a timely manner is dependent on the availability of component parts and other factors.
Several key components of our products are available only from a single source, including certain integrated circuits and power supplies. Depending upon the component, there may or may not be alternative sources or substitutes. Some components are purchased through purchase orders without an underlying long-term supply contract, and some components are in short supply generally throughout the industry. If a required component were no longer available, we might have to significantly reengineer the affected product. Further, variability in demand and cyclical shortages of capacity in the semiconductor industry have caused lead times for ordering parts to increase from time to time. Delays may occur as a result of factors beyond our control, including weather-related delays and other events. For example, in 2011 availability of some components may be affected by the earthquake and tsunami in Japan earlier in the year. If we encounter shortages or delays in receiving ordered components or if we are not able to accurately forecast our ordering requirements, we may be unable to ship ordered products in a timely manner, resulting in decreased revenue. In some instances, our product development efforts are based on component parts, such as integrated circuits, still under development by third-parties. Any delay or failure by the third-party provider to complete and release such a component, which is generally beyond our control, would cause delays or an inability for us to complete and ship the product that is based on the component, which would adversely affect our revenue.

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

Any difficulties or failures to perform by our contract manufacturers could cause delays in customer product shipments or otherwise negatively affect our results of operations. We also share responsibility for inventory management and production planning with our contract manufacturers, which may increase the risks of carrying too much or too little inventory of either component parts or manufactured product. We have agreed to compensate our contract manufacturers in the event of termination or cancellation of orders, discontinuance of product, or excess material. Also, should our principal contract manufacturer in some future period decide not to renew our contract with it, or should we experience any failure to perform or other difficulties with our principal contract manufacturer, it would be difficult for us to quickly transfer our manufacturing requirements to another vendor, likely causing substantial delays in customer product shipments and adversely affecting our revenue and results of operations.

Index

As inventory ages, we may be required to make substantial deposits with or purchases from our contract manufacturer.
As part of our arrangement with our principal contract manufacturer, we are required to make deposits on certain purchased raw materials held for greater than 90 days and certain work-in-process items held for greater than 60 days, although the contract manufacturer must make efforts to minimize our liability for this inventory, including returning materials to suppliers, canceling orders with suppliers or using materials to manufacture product for its other customers. Raw material and in-process inventories that are unused and have been held for more than nine months require us to take ownership, or, at a minimum, pay a management fee assuming there is future forecasted demand for those inventories. Further, if anticipated demand for inventories does not materialize in future periods, we are required to take ownership of those associated inventories. We have substantial amounts of inventory at our principal contract manufacturer, and have already made significant deposits on some of the inventory. Additional deposits may be required in the future and if the inventory continues to remain on hand, we may be required to purchase the inventory underlying the deposit and adjustments may be required to write down or write off this inventory, any of which would adversely affect our operating results.

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

Index

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
Changes in domestic and international telecommunications equipment requirements could affect the sales of our products. In the United States, our products must comply with various FCC requirements and regulations. In countries outside of the United States, our products must sometimes meet various requirements of local telecommunications authorities. Changes in tariffs or failure by us to obtain timely approval of products could affect our ability to market the affected products.

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
Our corporate headquarters, including most of our research and development operations, are located in the Silicon Valley area of Northern California, a region known for seismic activity. These facilities are located near the San Francisco Bay where the water table is quite close to the surface and where tenants in nearby facilities have experienced water intrusion problems. A significant natural disaster, such as an earthquake or flood, could have a material adverse affect on our business, operating results, and financial condition.

Index

Any material weakness or significant deficiency identified in our internal controls could have an adverse effect on our business.
Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their internal control structure and procedures over financial reporting. Material weaknesses could arise that would be required to be reported in the future. In addition, the evaluation process and any required remediation, if applicable, may increase our accounting, legal and other costs, and may divert management resources from other business objectives and concerns.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

NET is headquartered in Fremont, California. In December 2001, we entered into a ten-year lease for two buildings totaling 185,790 square feet for our headquarters, including one building dedicated for administrative activities and one building dedicated for manufacturing operations. We outsourced manufacturing during fiscal 2006 and ceased use of the building used for manufacturing operations at the end of fiscal 2007, incurring a restructure charge of $10.1 million. In fiscal 2009, we recorded restructure cost of $1.1 million to reflect a change in estimate of the remaining liability for lease and other exit costs for this building. In fiscal 2011, we executed a five-year extension of the facility lease for the building dedicated to administrative activities, which totals 97,747 square feet.

NET and our subsidiaries lease facilities in Illinois, primarily for research and development, and in New Jersey, China, and Hong Kong, for sales and final assembly and test of products. We also lease offices, primarily for sales and service, at other locations in the United States, the United Kingdom, France, China, Australia, Japan and Dubai.

ITEM 3.  LEGAL PROCEEDINGS

A subsidiary of the Company, Quintum Technologies, LLC (Quintum), is party, by interpleader, to three related lawsuits in Greece filed by Lexis SA, a former distributor of Quintum products in Greece. The initial interpleader lawsuit was filed October 26, 2006, at the Multimember First Instance Court of Athens. The first two of these lawsuits were initially filed against Lexis by one of its customers, Advanced Telecom Systems (“ATS”), alleging that a set of hardware and software products acquired for ATS by Lexis failed to perform as a system. The products include Quintum’s hardware product and a software product by another vendor, Ipercom. In these first two lawsuits, the customer (ATS) seeks damages from the distributor (Lexis), and the distributor has interpleaded the product vendors, Quintum and Ipercom, asking them to pay any amounts that Lexis may be ordered to pay to ATS, who seeks a refund of amounts paid for the purchase of the hardware and software, totaling €78,215, and compensation for real and moral damages, totaling €4,054,893. The third lawsuit was initiated by one of ATS’ customers for non delivery of services, which were to be delivered through the system ATS purchased from Lexis. In this lawsuit, the ATS customer seeks various monetary damages totaling €2,859,847. ATS filed an interpleader lawsuit against Lexis and Lexis has filed the same against Quintum and Ipercom. Hearings on all the lawsuits and interpleader lawsuits are currently scheduled for February 2012. The Company has not accrued any amounts related to the claim, as it believes that a negative outcome is not probable.

In addition to the above, we are involved in various legal proceedings from time to time in the normal course of our business.

Index

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

For a discussion of securities authorized for issuance under equity compensation plans, see notes 10 and 11 to the consolidated financial statements. At May 20, 2011, there were approximately 564 registered stockholders of record of NET.

(c) Issuer Purchases of Equity Securities:

Issuer Purchases of Equity Securities during the quarter ended March 25, 2011: (in thousands, except shares and per share amounts)
Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs
December 25, 2010-January 21, 2011	—	—	—	$—
January 22-February 18, 2011	—	—	—	$—
February 19-March 25, 2011	—	—	—	$—
	—	—	—	$—

(1)	During the quarter ended March 25, 2011, 74,182 shares were acquired directly from employees as payment of tax withholding obligations upon vesting of restricted stock awards.

Market Price

NET’s common stock is traded on The NASDAQ Stock Market, LLC under the symbol “NWK.” Until April 23, 2009, NET’s common stock was listed on the New York Stock Exchange. The following table sets forth, for the quarterly periods indicated, the high and low sale prices of our common stock:

Fiscal 2011	Low	High
First quarter	$3.63	$6.10
Second quarter	$2.53	$4.50
Third quarter	$3.04	$5.50
Fourth quarter	$3.10	$5.40

Fiscal 2010	Low	High
First quarter	$3.12	$4.56
Second quarter	$3.76	$7.45
Third quarter	$3.09	$7.23
Fourth quarter	$3.70	$5.65

NET has never declared or paid dividends on our capital stock and does not intend to pay dividends in the foreseeable future. Our convertible debt trades in the over-the-counter market.

Information regarding equity compensation plans will be contained in the Proxy Statement in the section captioned “Equity Compensation Plan Information” and is incorporated herein by reference.

Index

Stock Performance Graph

The graph depicted below shows NET’s stock price as an index assuming $100 invested over the five year period beginning on March 26, 2006, along with the composite prices of companies listed in the S&P 500 Index and NASDAQ Telecommunications Index. All values assume reinvestment of the full amount of all dividends.

Fiscal year ended	2006	2007	2008	2009	2010	2011
Network Equipment Technologies, Inc.	100.00	244.33	161.96	91.44	134.76	85.89
S&P 500 Index	100.00	109.73	101.57	63.01	90.09	101.46
NASDAQ Telecommunications Index	100.00	105.17	101.02	67.84	101.05	97.52

Index

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

(in thousands, except per share amounts)

Fiscal year ended	2011	2010	2009	2008	2007
Total revenue	$60,147	$74,494	$65,788	$116,144	$84,094
Net income (loss)	$(26,298)	$(17,843)	$(53,503)	$7,145	$(16,194)
Basic net income (loss) per share	$(0.88)	$(0.61)	$(1.85)	$0.26	$(0.65)
Diluted net income (loss) per share	$(0.88)	$(0.61)	$(1.85)	$0.25	$(0.65)
Total assets	$89,371	$117,686	$133,433	$269,333	$134,019
3 ¾% convertible senior notes	$10,500	$10,500	$13,000	$85,000	$—
7 ¼% convertible subordinated debentures	$23,704	$23,704	$23,704	$24,706	$24,706
Other long-term liabilities	$1,234	$2,161	$4,568	$6,295	$3,886

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition: We recognize product revenue when all four of the following criteria are met:

Index

1)  we have a contract with our customer,
2)  the product has been shipped as required by the contract and risk of loss has passed to the customer,
3)  the price is fixed or determinable, and
4)  collection of payment is probable.

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

For a contract related to funded research and development activities, we recognized revenue and related costs in accordance with the provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 605, Revenue Recognition. We accounted for this contract using the completed contract method because we determined that reasonable estimates of gross profit and percentage of completion were not available. All revenues and related costs were deferred until the contract was completed. Because the completed contract method precludes recognition of performance under the contract as the work progresses, it does not reflect current financial performance when the contract extends beyond one accounting period, and it therefore may result in uneven recognition of revenue, related cost of revenues and gross margin.

Through a contractual arrangement with NET, CACI International Inc. (CACI) had certain rights to provide maintenance and other services to our federal government customers. Under this arrangement, both companies sold services for NET products, other than the Tenor products, and each company was responsible for various aspects of service delivery. CACI was responsible for maintenance support for first-level calls and on-site repairs, NET provided spares logistics and bug fixes and both companies provided training services. Under a revenue-sharing arrangement, revenue from maintenance services was shared between both companies, regardless of which company sold the services. The receipts from sales of these services were shared based on a pre-determined percentage, which was 37% for us and 63% for CACI at the time of the termination of the agreement. Therefore, 63% of our receipts that were subject to the agreement were remitted to CACI, and conversely, 37% of CACI’s receipts that were subject to the agreement were remitted to us. Receipts from sales of training services were shared based on sales volumes but training services revenues were not significant for either NET or CACI. We recorded amounts derived from sales by us as gross revenue and we recorded amounts remitted to us by CACI as net revenue. This arrangement expired December 1, 2010, and since then, we have performed these services ourselves and retained all the revenue associated with these services.

Revenue on sales through resellers is recognized upon transfer of title to the reseller. Many of the sales to our resellers are based upon firm commitments from their end customer; as a result, these resellers carry little or no NET stock. For our Promina, VX, NX, and UX products, our customers generally do not have the right to return the equipment. For our Tenor product line, our customers are subject to agreements allowing for limited rights of return and price protection. Accordingly, revenues are reduced for our estimates of liability related to these rights. The estimate for returns is recorded at the time the related sale is recognized and is adjusted periodically based on historical rates of returns and other related factors. The reserves for price protection are recorded at the time these programs are offered. Price protection is estimated based on specific programs, expected usage and historical experience.

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

Index

At March 25, 2011, our deposit on inventory held by Plexus was $4.2 million, of which $1.3 million had been charged to a reserve for excess inventory. The deposit, including the related reserve, is included in prepaid expenses and other assets in the consolidated balance sheets.

We value inventory at the lower of cost (first-in, first-out) or market. If we believe that demand no longer allows us to sell our inventory above cost, or at all, we establish reserves to write down inventory to market value or write off excess or obsolete inventory. To the extent that a severe decline in forecasted demand occurs, or we experience a higher incidence of inventory obsolescence due to rapidly changing technology and customer requirements, we may incur significant charges for excess inventory. We use estimates to allocate manufacturing overhead to inventory which is expensed when the inventory is sold to the end customer.

Goodwill and indefinite-lived intangible assets: Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment annually, or more frequently if impairment indicators arise. Impairment indicators arise when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable, such as a significant downturn in industry or economic trends with a direct impact on the business, an expectation that a reporting unit will be sold or otherwise disposed of for less than the carrying value, loss of key personnel, or a significant decline in the market price of an asset or asset group. Impairment of goodwill is tested at a reporting unit level using a two-step process. Impairment of indefinite-lived intangible assets is tested at the unit of accounting level by comparing fair value to its carrying value. Goodwill was fully impaired in fiscal 2009 as part of the Company’s impairment analysis.

Long-lived assets: The Company reviews long-lived assets, including intangible assets with finite lives, property and equipment, and other assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the market price of an asset or asset group, a significant adverse change in the extent or manner in which an asset or asset group is being used, the loss of legal ownership or title to the asset, significant negative industry or economic trends or the presence of other factors that would indicate that the carrying amount of an asset or asset group is not recoverable. We consider a long-lived asset to be impaired if the estimated undiscounted future cash flows resulting from the use of the asset and its eventual disposition are not sufficient to recover the carrying value of the asset. If we deem an asset to be impaired, the amount of the impairment loss represents the excess of the asset’s carrying value compared to its estimated fair value. Intangible assets were fully impaired in fiscal 2009 as part of the Company’s impairment analysis.

At March 25, 2011 and at March 26, 2010, our balance sheets included no goodwill or intangible assets.

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

Vacated Facilities: In fiscal 2007, we recorded a charge of $10.1 million of which $4.6 million related to estimated future net costs of our former manufacturing facility. In determining the amount of this charge, we made certain estimates, including future sublease rents to be received, future rent increases to be paid to our current landlord, allocation of original construction costs, and future operating costs. We executed a sublease for a portion of the facility in fiscal 2008, on financial terms consistent with the estimates. In fiscal 2009, we recorded additional restructuring cost of $1.1 million due to a change in our estimate of the cost to vacate our former manufacturing facility. We will adjust the liability over the remaining term of the lease, which expires in December 2011, for future changes in terms, estimates used, or actual costs incurred and sublease revenues received.

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

Index

We estimate the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. The fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Our computation of expected volatility is based on historical volatility commensurate with the expected term of the options. The risk-free interest rate used in the Black-Scholes option-pricing formula is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term commensurate with the expected term of the options. The expected dividend assumption is based on our current expectation that we will not pay out cash dividends in the foreseeable future. We estimated the expected term of options granted in fiscal 2011, 2010 and 2009 using vesting periods of awards and historical data such as past experience and post-vesting cancellations. We believe these calculations provide reasonable estimates of expected life for stock–based awards to employees.

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

Tax years from 1998 in the U.S. and 2004 in our primary foreign jurisdictions remain open for examination. Although the timing of resolution and closure of audits is highly uncertain, we do not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next twelve months.

Index

Results of Operations

The following table sets forth selected data derived from our consolidated statements of operations expressed as a percentage of revenue for the periods presented:

	Year Ended
	March 25,	March 26,	March 27,
	2011	2010	2009

Percent of revenue
Product	76.3%	78.0%	77.8%
Service and other	23.7	22.0	22.2
Total revenue	100.0	100.0	100.0

Product gross margin	46.9	52.0	39.9
Service and other gross margin	22.7	14.6	1.2
Total gross margin (1)	41.1	43.8	16.0

Sales and marketing	32.6	26.4	32.2
Research and development	31.9	25.8	33.2
General and administrative	17.4	15.9	19.9
Impairment of goodwill and long-lived assets	—	—	52.0
Restructure and other costs (recoveries)	0.5	—	3.6
Total operating expenses	82.4	68.1	140.9
Loss from operations	(41.3)	(24.3)	(124.9)

Interest income	1.5	2.0	5.6
Interest expense	(3.7)	(3.1)	(5.9)
Other income, net	—	1.5	44.0
Loss before taxes	(43.5)	(23.9)	(81.2)
Income tax provision	0.2	0.1	0.1
Net loss	(43.7)%	(24.0)%	(81.3)%

(1)	Total gross margin includes effect of impairment of long-lived assets of $10.1 million in fiscal 2009.

Overview and highlights

•
Total revenue declined in fiscal 2011 due to lower sales to government customers, particularly for our Promina and other multi-service products. Revenue from government customers was $15.8 million lower in fiscal 2011 than in fiscal 2010. Our sales to the government sector continue to account for a majority of our revenue, but fluctuate from quarter to quarter, as they are dependent upon the size of budget allocations, the timely passage of the annual federal budget, and the timing of specific programs. In addition, government customers may purchase large quantities of equipment from us in a single quarter, making quarterly comparisons difficult. For example, over the course of fiscal 2010, we achieved quarterly revenue ranging from a low of $84,000 to a high of $6.2 million for NX1000 sales from a single government program.

•
Sales of our VoIP-based product lines increased in the aggregate in fiscal 2011. Product revenue from our VX Series was $16.2 million in fiscal 2011, compared to $13.0 million in fiscal 2010, representing a 25% increase. This increase was due principally to greater sales of our VX Series to commercial customers for UC implementations and to government customers for secure communications applications. Product revenue from enterprise customers for our VX Series was up 28.9% in fiscal 2011 over fiscal 2010. Revenue from Tenor products decreased by 11.1% in fiscal 2011, compared to fiscal 2010, as demand continued to shift to more-advanced products. The first product in the UX Series, our new VoIP and unified communications platform, became generally available early in the third quarter of fiscal 2011.

•
Sales of our multi-service networking products declined from the prior year. In fiscal 2011, combined sales of our Promina and NX1000 products were down 49.7% from fiscal 2010. The reduction is primarily from lower sales of the NX1000, which are largely concentrated to a specific customer. Promina products, which are based on time division multiplexing, continue to function well for certain applications. The NX1000 product is an extension of our Promina product line and allows Promina customers to add IP capabilities to their networks. Given the installed base for Promina and the addition of the NX1000 product, we expect to see continuing orders for Promina and NX1000 products for the next few years, but at a declining rate.

Index

•
Our sector mix and our mix of product sales fluctuate quarter to quarter. We expect our customers to move to IP-based communications, at varying speeds. Also, spending by government customers fluctuates for the reasons noted above. The following table shows elements of our sector mix and our mix of product sales:

(in thousands, except percentages)	Year Ended
	March 25, 2011	March 26, 2010	March 27, 2009
Sector mix:
Revenue from government customers	$42,752	$58,580	$47,906
% of total revenue	71.1%	78.6%	72.8%

Mix of product sales:
Promina product revenue	$14,913	$21,165	$21,731
% of product revenue	32.5%	36.4%	42.4%
IP-based product revenue	$26,137	$22,611	$22,151
% of product revenue	56.9%	38.9%	43.3%
Other product revenue	$4,545	$13,999	$7,074
% of product revenue	9.9%	24.1%	13.8%

•
Our arrangement with CACI International Inc. (CACI) for maintenance and other services provided to our federal government customers expired December 1, 2010. We now perform these services ourselves and retain all revenue associated with these services with a relatively small increase in expense, which will benefit service revenue and gross margin. Retaining all of the subject revenue beginning December 1, 2010 helped service revenue and margins in the third and fourth quarters of fiscal 2011.

•
Expense levels were generally consistent with prior periods. We continue to manage expenses and cash closely, and operating expense in fiscal 2011 decreased 2.2%. In fiscal 2011, the effect of cost control measures upon operating expenses was partially offset by legal costs incurred mostly in the second quarter of fiscal 2011 for an internal investigation regarding compliance with U.S. export laws. In fiscal 2010 and fiscal 2011, most of our domestic employees took a 7.5% salary reduction, and executives took reductions of 10% to 15%. The salary reductions were offset by grants of restricted stock. These salary reductions with offsetting grants of equity reduced cash consumption, while having a neutral effect upon compensation expense.

Revenue

(in thousands, except percentages)	Year Ended			Year Ended
	March 25, 2011	March 26, 2010	FY11 vs FY10	March 27, 2009	FY10 vs FY09

Product	$45,909	$58,142	(21.0)%	$51,202	13.6%
Service and other	14,238	16,352	(12.9)	14,586	12.1
Total revenue	$60,147	$74,494	(19.3)%	$65,788	13.2%

Fiscal 2011 compared to fiscal 2010

Total revenue decreased in fiscal 2011, driven by declines in product revenue caused by lower sales to government customers.

Product revenue decreased, principally due to decreased sales, by $17.4 million, of NX1000 and Promina products to government customers, offset in part by higher sales, by $3.3 million, of VX Series products, to both government and commercial customers and, to a lesser extent, by sales to commercial customers of UX Series products, which were introduced mid-year. Also, sales associated with the basic VoIP applications that were a large part of the traditional Quintum business have continued to decline as we shift our focus to more-advanced unified communications, Session Initiation Protocol (SIP) trunking, and other applications supported by our UX and VX Series products.

We expect our mix of product sales and our sector mix to fluctuate quarter to quarter, as our customers continue to move to IP-based communications. Spending by government customers is dependent on the size of budget allocations and the passage of the annual federal budget. Sales to our government customers also fluctuate based upon the timing of specific government programs.

Index

Service and other revenue decreased in fiscal 2011, principally due to the effect of $1.3 million of previously deferred service and other revenue that we recognized in the second quarter of fiscal 2010 with no similar deferred revenue in fiscal 2011.

Significant fluctuations in our service and other revenue can occur as a result of factors affecting the timing of the recognition of revenue, including customer deployment schedules, contractual acceptance provisions and renewal of annual support agreements.

Fiscal 2010 compared to fiscal 2009

Total revenue was higher in fiscal 2010 compared to fiscal 2009, primarily due to increased product revenue from government customers, and from the recognition of $1.5 million of revenue for funded research and development, which had been previously deferred and was recognized upon achievement of certain milestones.

Product revenue was higher in fiscal 2010 as a result of greater NX1000 and VX revenue, partially offset by declines in Promina and Tenor revenue. The increased revenue for the NX1000 was primarily from the U.S. Army Win-T program that uses the product in the Defense Information Systems Network. Sales associated with the basic VoIP applications that were a large part of the traditional Quintum business have declined as we shift our focus to more-advanced UC, SIP trunking, and other applications supported by our UX and VX Series products.

Service and other revenue increased in fiscal 2010, primarily as a result of the recognition of the $1.3 million of previously deferred service and other revenue in the second quarter.

Gross margin

	Year Ended
	March 25, 2011	March 26, 2010	March 27, 2009
Product gross margin	46.9%	52.0%	39.9%
Service and other gross margin	22.7	14.6	1.2
Total gross margin (1)	41.1%	43.8%	16.0%

(1)	Total gross margin includes effect of impairment of long-lived assets of $10.1 million in fiscal 2009.

Fiscal 2011 compared to fiscal 2010

Total gross margin decreased in fiscal 2011 as lower product margins outweighed improvements in service and other margins.

Product margins were down primarily due to a lower amount of product revenues available to absorb manufacturing overhead, as well as slightly higher fixed manufacturing costs. The effects of lower revenues upon product margins were partially offset by the effect of freight/duty refunds of $432,000 received by our United Kingdom subsidiary in the second quarter of fiscal 2011 and credited to product cost of revenue. These refunds related to overpayments of duty tax for certain sales transactions which occurred over a period from 1995 to 1999. Also, product margins benefited by lower inventory reserves recorded in fiscal 2011. As part of our arrangement with our principal contract manufacturer, we are required to make deposits on certain raw materials purchased by the contract manufacturer. We have substantial amounts of inventory at our principal contract manufacturer, and have already made significant deposits on some of the inventory. Additional deposits may be required in the future and if the inventory continues to remain on hand, we may be required to purchase the inventory underlying the deposit and adjustments may be required to write down or write off this inventory. Inventory reserve charges for fiscal 2011 were $550,000,whereas in fiscal 2010, inventory reserve charges, which principally related to reduced demand for our NX5010 product, were $1.9 million.

Service and other gross margin improved in fiscal 2011. The improvement was due to the termination of the revenue sharing arrangement with our former service partner, CACI, in December 2010. We no longer receive a portion of CACI’s service revenue but, more significantly, we no longer remit any of our service revenue to CACI. This cost reduction was partially offset by additional costs relating to an expansion of our support staff, through increased headcount and by re-assigning some existing personnel from our sales organization.

Fiscal 2010 compared to fiscal 2009

Total gross margin increased in fiscal 2010 compared to fiscal 2009 as a result of increased product and service gross margins.

Product gross margin was higher in fiscal 2010 primarily because we recorded impairment charges of $10.1 million in fiscal 2009 and we had no such charges in fiscal 2010. Also, fixed manufacturing costs declined to $5.1 million in fiscal 2010 compared to $6.1 million in fiscal 2009, as a result of various cost reduction programs. Inventory reserve charges were $1.9 million in fiscal 2010 compared to $5.2 million in fiscal 2009. The largest portion of our inventory reserves, including those taken in fiscal 2009, were in response to reduced product sales of our NX5010 product. Also, product gross margin benefited from an absence of amortization charges on developed technology, whereas in fiscal 2009 we recorded charges of $592,000 for amortization of developed technology acquired from Quintum, which was charged to product cost. These amortization charges ended in the second quarter of fiscal 2009, when we recorded an asset impairment charge for the full carrying value of the developed technology.

Index

Service and other gross margin increased, primarily a result of the recognition of the $1.3 million of previously deferred service and other revenue, as well as generally higher revenues and lower costs. Also, service margins in fiscal 2009 were affected by non-recurring additional service cost associated with the acquisition of the Tenor product line from Quintum.

Operating expenses

(in thousands, except percentages)	Year Ended			Year Ended
	March 25, 2011	March 26, 2010	FY11 vs FY10	March 27, 2009	FY10 vs FY09
Sales and marketing	$19,582	$19,647	(0.3)%	$21,161	(7.2)%
Research and development	19,212	19,229	(0.1)	21,817	(11.9)
General and administrative	10,514	11,824	(11.1)	13,120	(9.9)
Impairment of goodwill and long-lived assets	—	—	—	34,197	(100.0)
Restructure and other costs (recoveries)	281	17	1,552.9	2,423	(99.3)
Total operating expenses	$49,589	$50,717	(2.2)%	$92,718	(45.3)%

Fiscal 2011 compared to fiscal 2010

Total operating expenses were slightly lower in fiscal 2011 due principally to the effect of cost control measures and reduced facilities costs. In the second quarter of fiscal 2011, we executed a five-year extension of our headquarters facility lease at rental rates favorable to those in the original lease. These cost savings were partially offset by legal costs incurred for an internal investigation regarding compliance with U.S. export laws.

Sales and marketing expense:

Sales and marketing expense was slightly lower in fiscal 2011. The decrease was due to reduced compensation costs partially offset by increases in other operating costs.

Employee compensation costs in sales and marketing were down $569,000. A principal reason for the difference is that in fiscal 2010 we incurred employee separation costs of $714,000 in connection with the retirement of our former federal sales executive, and had no similar charges in fiscal 2011. Also, sales commissions were lower by $220,000 due to reduced bookings as well as reduced costs for consultants and temporary employees, which were $93,000 lower than in fiscal 2010. Also contributing to the reduction in compensation costs, some technical sales support staff were moved to our service organization following termination of the CACI arrangement. Offsetting these decreases, stock compensation expense, direct payroll costs and miscellaneous other payroll costs increased by $443,000 principally due to higher average headcount.

Other operating costs for sales and marketing increased by a total of $504,000. Marketing materials costs and travel and entertainment costs were higher by a total of $311,000, reflecting product launch and deployment activities for our UX Series product. Costs for products deployed for sales and marketing purposes, such as those provided for use in Microsoft Training Centers, were higher by $167,000. Miscellaneous other costs were higher by $195,000. These cost increases were partially offset by reduced allocations of facilities costs, which were lower by $169,000.

Research and development expense:

Research and development expense in fiscal 2011 was approximately equal to 2010 expense. The principal variances in spending activities in fiscal 2011 were as follows.

Employee compensation for research and development was higher by $1.3 million, largely due to UX Series development programs, including additional costs for consultants and temporary employees of $785,000. Also, stock compensation expense increased by $429,000 due to the issuance of stock awards tied to new product milestones, and direct payroll costs increased by $65,000, largely due to higher average headcount.

These increases in research and development expense were offset by reduced expenditures in the following areas:  engineering-related expenses were lower by $566,000, principally because fiscal 2010 results included substantial costs for prototype and expensed material used in development activities; depreciation expense was lower by $266,000, as many of the Company’s capital assets came to the end of their depreciation lives over the past two years; allocations of facilities costs were lower by $507,000; and miscellaneous other costs were higher by $43,000.

Index

General and administrative expense:

General and administrative expense was $10.5 million in fiscal 2011, 11.1% lower than in fiscal 2010. The largest single reason for the difference is that in fiscal 2010 we incurred one-time employee separation costs of $878,000 in connection with the departure of our former Chief Financial Officer and there were no similar charges in fiscal 2011. Other reasons for the decline were: outside consulting costs were lower by $530,000 due principally to lower professional service fees; other payroll-related costs, including stock-based compensation, were lower by $229,000; allocations of facilities costs were lower by $254,000; and miscellaneous other costs that included bad debt, bank fees, and accretion charges for our vacated facility, were lower by $170,000.

These decreases were offset by higher legal fees, which increased by $752,000 due principally to costs for an internal investigation of our export-related activities, which is being performed by outside counsel.

Restructure and other costs:

Restructuring costs of $281,000 and $17,000 for fiscal 2011 and fiscal 2010, respectively, related to net charges for employee separation costs related to corporate restructuring activities.

Fiscal 2010 compared to fiscal 2009

Total operating expenses in fiscal 2010 decreased primarily because of the absence of impairment charges which affected operating expenses in fiscal 2009. Cost control measures implemented in fiscal 2009 also contributed to the decrease. The cost control measures include reduced facilities and information technology costs, which are allocated among the various expense line items.

Sales and marketing expense:

Sales and marketing expense decreased in fiscal 2010 by $1.5 million, largely as a result of cost reduction initiatives. Payroll-related and consultancy costs were lower by $1.3 million. The reduction in payroll-related and consultancy costs is due principally to lower headcount and temporary salary reductions, though amounts attributable to the salary reductions were offset by stock-based compensation as discussed below. Marketing communication costs were lower by $758,000 due principally to the termination of a new-customer acquisition program which ran through the first three quarters of fiscal 2009 and to lower advertising costs relating to programs that were discontinued in fiscal 2010. Travel and entertainment costs were lower by $367,000. In addition, there was no amortization of purchased intangibles in fiscal 2010, whereas intangibles amortization expense was $663,000 in fiscal 2009. Also, other miscellaneous sales and marketing costs were lower by $189,000, largely due to reduced consignment inventory reserve charges.

Offsetting the expense reductions, sales commissions were higher by $827,000, reflecting higher product revenue and bookings. Non-cash stock-based compensation was higher due to the effect of restricted stock grants awarded in connection with salary reductions, which accounted for $205,000. We also incurred various costs and charges related to the departure of our former federal sales executive, including employee separation costs of $490,000 and non-cash stock compensation charges of $224,000 for award modifications in connection with his departure.

Research and development expense:

Research and development expense decreased in fiscal 2010 by $2.6 million due primarily to the effect of cost reduction programs as we consolidated our research and development plans into a single company-wide strategy. Payroll-related and consultancy costs were lower by $2.4 million due to reduced headcount and temporary salary reductions, though amounts attributable to the salary reductions were offset by stock-based compensation as discussed below. Depreciation and other operating expenses were lower by $498,000. Engineering related costs were lower by $44,000, due primarily to consolidation of development resources. Allocations of shared expenses, including facilities and information technology costs, were lower by $188,000, due to a reduction in company-wide allocated costs and also to revised allocation percentages to reflect actual utilization of facilities and services. Other miscellaneous research and development costs were lower by $85,000.

These expense reductions were partially offset by non-cash stock-based compensation, which was higher by $613,000, due to the effect of restricted stock grants, awarded mostly in connection with offsets to salary reductions.

General and administrative expense:

General and administrative expense was lower in fiscal 2010 by $1.3 million due primarily to the effect of company-wide cost reduction programs, partially offset by employee separation costs. Payroll related and consultancy costs were lower by $1.2 million, due to lower headcount, temporary salary reductions and reduced usage of consultants, though amounts attributable to the salary reductions were offset by stock-based compensation as discussed below. Outside services, which include audit and tax related services as well as external reporting costs, decreased by $426,000, due in part to elimination of redundant services related to Quintum. Other operating expenses decreased by $272,000. Allocations of shared expenses, including facilities and information technology costs, were lower by $213,000, due to a reduction in company-wide allocated costs and also to revised allocation percentages to reflect actual utilization of facilities and services. In addition, there was no amortization of purchased intangibles in fiscal 2010, versus intangibles amortization expense of $88,000 in fiscal 2009.

Index

Offsetting these savings, legal costs were higher by $250,000, principally due to patent lawsuit defense costs. We also incurred various costs and charges related to the departure of our former Chief Financial Officer, including employee separation costs of $516,000 and non-cash stock compensation charges of $362,000 for award modifications in connection with his departure. The effect of the stock compensation charge was partially offset by reduced stock compensation expense for all other general and administrative employees, which was lower by $223,000.

Restructure and other costs:

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

Non-operating items

(in thousands, except percentages)	Year Ended			Year Ended
	March 25, 2011	March 26, 2010	FY11 vs FY10	March 27, 2009	FY 10 vs FY09

Interest income	$888	$1,514	(41.3)%	$3,660	(58.6)%
Interest expense	$(2,215)	$(2,271)	(2.5)%	$(3,862)	(41.2)%
Other income (expense), net	$(2)	$1,101	(100.2)%	$28,944	(96.2)%

              Other income (expense), net, consisted of:

(in thousands, except percentages)	Year Ended			Year Ended
	March 25, 2011	March 26, 2010	FY11 vs FY10	March 27, 2009	FY10 vs FY09
Loss on foreign exchange	$(180)	$(45)	300.0%	$(428)	(89.5)%
Gain on extinguishment of debt	—	555	(100.0)%	28,927	(98.1)%
Realized gain on available-for-sale securities	182	569	(68.0)%	450	26.4%
Other	(4)	22	(118.2)%	(5)	(540.0)%
	$(2)	$1,101	(100.2)%	$28,944	(96.2)%

Fiscal 2011 compared to fiscal 2010

Interest income was lower in fiscal 2011 due to lower average interest earned on investments, and to lower average cash and investment balances. Average cash and investment balances in fiscal 2011 were lower primarily due to the effect of operating losses in fiscal 2011 and 2010.

Interest expense was lower in fiscal 2011, due principally to the effect of the retirement of a portion of our outstanding debt through repurchases in fiscal 2010.

Other income and expense was lower in fiscal 2011 due to higher losses on foreign exchange transactions and lower realized gains on available-for-sale securities. In addition, in fiscal 2010 we realized gains upon the retirement of a portion of our outstanding debt through repurchases and did not have such gains in fiscal 2011.

Fiscal 2010 compared to fiscal 2009

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

Index

Both interest expense and other income and expense were lower in fiscal 2010 reflecting the retirement of a portion of our outstanding debt through repurchases in both fiscal 2010 and 2009. In fiscal 2010 we repurchased and retired $2.5 million of the principal amount of our outstanding 3¾% convertible senior notes. We realized a net gain on this extinguishment of debt of $555,000, consisting of a $625,000 gain resulting from the repurchase of debt at below principal, partially offset by a $70,000 write-off of unamortized deferred financing costs related to the repurchased debt. The net gain on this transaction was recorded as non-operating income. In fiscal 2009, we repurchased $72.0 million of our outstanding 3¾% convertible senior notes at a discount to the original issue price. The repurchase of the 3¾% notes at below principal generated a gain of $30.8 million, which was partially offset by a write-off of $2.2 million of unamortized deferred financing costs, for a net realized gain of $28.6 million. We also retired $1.0 million of our outstanding 7¼% redeemable convertible subordinated debentures. This retirement was also accomplished by repurchasing the 7¼% debentures at a discount to the original issue price. The repurchase of the 7¼% debentures at below principal generated a gain of $360,000, which was offset by a write-off of $7,000 of unamortized deferred financing costs, for a net realized gain of $353,000.

Income tax provision

Income tax provisions were $131,000, $72,000 and $67,000, for fiscal 2011, 2010 and 2009, respectively. All prior periods benefited from a U.S. federal refundable credit as a result of legislation that allowed taxpayers to elect to forego bonus depreciation on certain additions of qualified eligible property and, in return, to claim a refundable credit for a portion of its unused alternative minimum tax and research credits. The Housing and Economic Recovery Act of 2008, signed into law in July 2008, applied to certain additions of qualified property placed in service from the period between April 2008 and December 2008. In February 2009, the American Recovery and Reinvestment Tax Act of 2009 was enacted, which extended the period for eligible property additions for another year, through December 31, 2009. The refundable credit ended December 31, 2009. Provisions for income tax are primarily related to our international operations. We incurred additional one-time tax expense of $46,000 in the third quarter of fiscal 2011 on interest income related to freight/duty refunds received by our United Kingdom subsidiary.

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been our cash and investment balances, cash provided by operating activities and debt financing activities.

Cash balances:  As of March 25, 2011, cash and cash equivalents, short-term investments and restricted cash were $61.4 million, as compared to $81.0 million as of March 26, 2010. At March 25, 2011, these amounts were invested 41% in U.S. Treasury notes, U.S. government agency investments and cash equivalents.

Cash flow from operating activities:

Net cash used by operating activities was $16.8 million, $12.9 million, and $21.1 million in fiscal 2011, 2010, and 2009, respectively.

The increase in net cash used in operating activities of $3.9 million in fiscal 2011 resulted principally from the higher net loss in fiscal 2011 and reductions in accounts payable balances. Accounts payable balances declined primarily because the Company did not need to make as many inventory purchases in support of sales in fiscal 2011 as it did in fiscal 2010. Increases in cash used in operating activities were partially offset by the effect of higher collections on accounts receivable in fiscal 2011 and a lower accounts receivable balance at fiscal 2011 year-end. The collective effect of other activities upon cash used in operating activities in fiscal 2011, including depreciation, amortization and accretion, stock-based compensation expense and gain on extinguishment of debt, was not significant.

In fiscal 2010, cash used in operating activities was primarily the result of the fiscal 2010 net loss of $17.8 million and lower collections on accounts receivable, partially offset by changes in assets and liability balances, principally prepaid assets and accounts payable.

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

Cash flow from investing activities:

Net cash provided by investing activities was $15.2 million, $4.4 million, and $37.4 million in fiscal 2011, 2010 and 2009, respectively.

Net cash provided by investing activities increased by $10.8 million in fiscal 2011. The principal reason for this change was the net effect upon cash of purchases, sales and maturities of short-term investments. These activities provided net cash of $18.4 million in fiscal 2011 compared to $5.5 million in fiscal 2010. We used the cash provided by investing activities in fiscal 2011 principally to fund operating activities.

Index

In fiscal 2010, net cash provided by investing activities was a relatively low $4.4 million. Operating activities in fiscal 2010 were principally funded by the cash on hand at the beginning of fiscal 2010.

In fiscal 2009, net cash provided by purchases, sales and maturities of short-term assets was $39.6 million. Much of this cash was applied to the repurchase of debt (see “Cash flow from financing activities” below).

Cash flow from financing activities:

Net cash used in financing activities was $566,000, $2.4 million, and $43.1 million in fiscal 2011, 2010 and 2009, respectively.

Financing activities were similar in fiscal 2011 and fiscal 2010 except that in fiscal 2010, we paid $1.9 million to repurchase a portion of our outstanding 3¾% convertible senior notes, whereas there were no note repurchases in fiscal 2011. Other financing activities in both fiscal 2011 and fiscal 2010 consisted principally of repurchases of common stock from employees to satisfy withholding-tax obligations arising from the vesting of restricted stock awards, partially offset by cash provided by proceeds from exercises of stock options.

In fiscal 2009, we paid $41.2 million to repurchase a portion of our outstanding 3¾% convertible senior notes; $640,000 to repurchase a portion of our outstanding 7¼% redeemable convertible subordinated debentures; and $1.3 million to repurchase common stock on the open market, primarily under our 2008 stock repurchase plan.

Non-cash investing activities:  Our primary non-cash investing activity in fiscal 2011 was the acquisition of assets under capital lease in the amount of $162,000. In the comparable prior-year period, we acquired assets under capital lease and through notes payable totaling $286,000.

Summary disclosures about contractual obligations and commercial commitments: The following table provides a summary of our contractual obligations and other commercial commitments as of March 25, 2011:

Contractual obligations (in thousands)	Total	2012	2013 to 2014	2015 to 2016	After 2016
Long-term debt	$34,204	$—	$1,204	$33,000	$—
Interest on long-term debt	7,590	2,112	4,225	1,253	—
Operating leases	10,450	3,570	3,353	2,551	976
Capital leases	240	96	99	45	—
Total contractual obligations	$52,484	$5,778	$8,881	$36,849	$976

Included in the operating lease amounts are payments on our former manufacturing facility. Of those payments, $435,000, representing the discounted value of the lease payments net of sublease income, is accrued in our restructure liability at March 25, 2011.

We have a contract with a third-party technology supplier that calls for payment by us of $2.5 million upon receipt of deliverables meeting certain conditions.

We have a long-term income tax liability for uncertain tax positions amounting to $601,000 at March 25, 2011. We cannot currently predict the date of settlement or payment, as the timing of resolution of our liability is highly uncertain.

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

Index

At March 25, 2011, Plexus held inventory related to our products. Our deposit relating to this inventory was $4.2 million and reserves relating to this deposit were $1.3 million. Both the deposit and the related reserves are included in prepaid expenses and other assets on the consolidated balance sheets. Additional deposits may be required under the terms of the agreement.

Other contingencies:  We have learned that some of our products may have been exported or re-exported in violation of U.S. export laws. Consequently, we have launched an internal investigation of our export-related activities, which is being performed by outside counsel. We will report the results of the investigation to the U.S. government. Certain issues subject to the investigation have already been reported to the U.S. government, and the U.S. government has closed a limited portion of the matter with the issuance of a warning letter. The results of the rest of the internal investigation will be reported to the U.S. government in due course. If the U.S. government finds that we have violated one or more export control laws or trade sanctions, we could be subject to various penalties. By statute, these penalties can include but are not limited to fines of up to $250,000 for each violation, denial of export privileges, and debarment from participation in U.S. government contracts. We believe, however, that our cooperation with the U.S. government, our immediate attention to rectifying the issues, and other factors provide a basis for mitigating any penalty that might be imposed. As a result of the discovery of these events, we have implemented more stringent export control procedures. We believe it is reasonably possible that we could incur a loss as a result of penalties relating to these events. However, at this time, we cannot determine an estimated cost, if any, or range of costs, for any such penalties or fines that may be incurred upon resolution of this matter. Accordingly, we have not made a provision for this matter.

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund operations for at least the next twelve months. We believe the most strategic uses of our cash resources in the near term will include investments in new technologies, expansion of our sales capabilities, and working capital.

Off-Balance Sheet Arrangements:

Other than the commitments described above, there are no off-balance sheet arrangements that are reasonably likely to materially affect our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

We use foreign exchange contracts to hedge significant accounts receivable and intercompany account balances denominated in foreign currencies. Market value gains and losses on these hedged contracts are substantially offset by fluctuations in the underlying balances being hedged. At March 25, 2011, our primary net foreign currency exposures were in Japanese yen, Euros and British pounds. The net financial impact of foreign exchange gains and losses are recorded in other income. Our policy is to not use hedges or other derivative financial instruments for speculative purposes.

We believe our hedging strategy will not have a significant effect on our business, operating results or financial condition. A 10% adverse change in the foreign currency rates affecting the contracts at their March 25, 2011 levels would decrease the fair value of the contracts by approximately $590,000 and if this occurred, the fair value of the underlying exposures hedged by the contracts should increase by a similar amount. However, we could have gains or losses in the future if our actual balances differ from the amounts hedged under foreign exchange contracts. The amount of such gains or losses would depend in part on the timing and amount of foreign currency exchange rate movements.

A portion of our investment portfolio is composed of income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. A sensitivity analysis assuming a hypothetical increase or decrease of 10% from levels at March 25, 2011 and March 26, 2010 indicated the fair value of the portfolio would change by approximately $44,000 and $61,000 at March 25, 2011 and March 26, 2010, respectively. At March 25, 2011, the fair value of the short-term investments was $56.9 million compared to $75.5 million at March 26, 2010.

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

Index

(in thousands)	Fiscal year ended
	March 25, 2011	March 26, 2010
3¾% convertible senior notes	$8,709	$7,980
7¼% redeemable convertible subordinated debentures	$21,334	$20,860

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Highlights:

(dollars in thousands, except per share amounts)	Fiscal year ended
Highlights	March 25, 2011	March 26, 2010

Total revenue	$60,147	$74,494
Loss from operations	$(24,838)	$(18,115)
Net loss	$(26,298)	$(17,843)
Basic and diluted net loss per share	$(0.88)	$(0.61)
Working capital	$64,882	$85,604
Total assets	$89,371	$117,686
3¾% convertible senior notes	$10,500	$10,500
7¼% convertible subordinated debentures	$23,704	$23,704
Total stockholders’ equity	$38,175	$60,104
Number of employees	234	247

Quarterly financial data (unaudited):

	Fiscal quarter 2011
	First	Second	Third	Fourth
Total revenue	$13,481	$20,230	$13,921	$12,515
Gross margin	$4,748	$9,907	$5,059	$5,037
Net loss	$(8,210)	$(3,394)	$(7,822)	$(6,872)
Basic and diluted net loss per share	$(0.28)	$(0.11)	$(0.26)	$(0.23)

	Fiscal quarter 2010
	First	Second	Third	Fourth
Total revenue	$19,510	$19,761	$16,323	$18,900
Gross margin	$8,872	$7,803	$6,536	$9,391
Net loss	$(3,713)	$(4,184)	$(6,799)	$(3,147)
Basic and diluted net loss per share	$(0.13)	$(0.14)	$(0.23)	$(0.11)

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Network Equipment Technologies, Inc.
Fremont, California

We have audited the accompanying consolidated balance sheets of Network Equipment Technologies, Inc. and subsidiaries (the “Company”) as of March 25, 2011 and March 26, 2010, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended March 25, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15a(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Network Equipment Technologies, Inc. and subsidiaries as of March 25, 2011 and March 26, 2010, and the results of their operations and their cash flows for each of the three years in the period ended March 25, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 25, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 7, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
June 7, 2011

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)	March 25, 2011	March 26, 2010
Current assets:
Cash and cash equivalents	$2,367	$4,953
Short-term investments	56,860	75,508
Restricted cash	2,192	554
Accounts receivable, net of allowances of $234 at March 25, 2011 and $265 at March 26, 2010	8,701	13,468
Inventories	4,660	4,377
Prepaid expenses and other assets	5,860	7,961
Total current assets	80,640	106,821
Property and equipment:
Machinery and equipment	29,801	31,355
Furniture and fixtures	4,228	4,285
Leasehold improvements	10,999	10,951
	45,028	46,591
Less: accumulated depreciation and amortization	(40,593)	(41,436)
Property and equipment, net	4,435	5,155
Other assets	4,296	5,710
Total assets	$89,371	$117,686
Current liabilities:
Accounts payable	$5,496	$7,987
Accrued liabilities	10,262	13,230
Total current liabilities	15,758	21,217
Long-term liabilities:
3¾% convertible senior notes	10,500	10,500
7¼% redeemable convertible subordinated debentures	23,704	23,704
Capital lease obligation, less current portion	137	69
Other long-term liabilities	1,097	2,092
Total long-term liabilities	35,438	36,365
Commitments and contingencies – See Note 9
Stockholders’ equity:
Preferred stock ($0.01 par value; 5,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 75,000 shares authorized; 30,389 and 30,060 shares outstanding at March 25, 2011 and March 26, 2010)	303	300
Additional paid-in capital	258,339	252,105
Treasury stock, at cost	(11,532)	(10,374)
Accumulated other comprehensive loss	(2,108)	(1,398)
Accumulated deficit	(206,827)	(180,529)
Total stockholders’ equity	38,175	60,104
Total liabilities and stockholders’ equity	$89,371	$117,686

See accompanying notes to consolidated financial statements

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(in thousands, except per share amounts)	March 25, 2011	March 26, 2010	March 27, 2009
Revenue:
Product	$45,909	$58,142	$51,202
Service and other	14,238	16,352	14,586
Total revenue	60,147	74,494	65,788
Costs of revenue:
Cost of product revenue	24,396	27,934	30,772
Cost of service and other revenue	11,000	13,958	14,415
Impairment of long-lived assets	—	—	10,061
Total cost of revenue	35,396	41,892	55,248
Gross margin	24,751	32,602	10,540
Operating expenses:
Sales and marketing	19,582	19,647	21,161
Research and development	19,212	19,229	21,817
General and administrative	10,514	11,824	13,120
Restructure and other costs	281	17	2,423
Impairment of goodwill	—	—	27,441
Impairment of long-lived assets	—	—	6,756
Total operating expenses	49,589	50,717	92,718
Loss from operations	(24,838)	(18,115)	(82,178)
Interest income	888	1,514	3,660
Interest expense	(2,215)	(2,271)	(3,862)
Other income (expense), net	(2)	1,101	28,944
Loss before taxes	(26,167)	(17,771)	(53,436)
Income tax provision	131	72	67
Net loss	$(26,298)	$(17,843)	$(53,503)
Basic and diluted net loss per share	$(0.88)	$(0.61)	$(1.85)
Common and common equivalent shares, basic and diluted	29,924	29,178	28,854

See accompanying notes to consolidated financial statements

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Year Ended
(in thousands)	March 25, 2011	March 26, 2010	March 27, 2009

Net loss	$(26,298)	$(17,843)	$(53,503)
Other comprehensive loss:
Foreign currency translation adjustments	(452)	250	(2,030)
Gross unrealized holding gains (losses) on available-for-sale securities	(76)	183	113
Less: Reclassification adjustments for gains included in net loss	(182)	(569)	(450)
Comprehensive loss	$(27,008)	$(17,979)	$(55,870)

See accompanying notes to consolidated financial statements

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(in thousands)	March 25, 2011	March 26, 2010	March 27, 2009
Cash and cash equivalents at beginning of period	$4,953	$15,589	$44,246
Cash flows from operating activities:
Net loss	(26,298)	(17,843)	(53,503)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and accretion	2,469	3,308	5,674
Impairment of goodwill and long-lived assets	—	—	44,258
Stock-based compensation expense	5,950	5,789	4,428
Gain on extinguishment of debt	—	(555)	(28,929)
Loss on disposition of property and equipment	29	87	43
Provision for deferred income taxes	195	—	590
Other	(1)	(8)	—
Changes in assets and liabilities:
Accounts receivable	4,767	(6,377)	16,083
Inventories	(283)	868	4,741
Prepaid expenses and other assets	2,823	2,475	(4,031)
Accounts payable	(2,486)	3,733	(5,718)
Accrued and other long-term liabilities	(3,919)	(4,331)	(4,686)
Net cash used in operating activities	(16,754)	(12,854)	(21,050)
Cash flows from investing activities:
Purchase of short-term investments	(43,314)	(62,894)	(62,520)
Proceeds from sales and maturities of short-term investments	61,705	68,432	102,163
Purchases of property and equipment	(1,563)	(1,737)	(1,041)
Changes in restricted cash	(1,637)	608	(1,154)
Net cash provided by investing activities	15,191	4,409	37,448
Cash flows from financing activities:
Issuance of common stock	700	661	58
Repurchase of common stock	(1,161)	(1,200)	(1,339)
Payments under capital lease and note payable obligations	(105)	(27)	—
Repurchase of 3¾% convertible senior notes	—	(1,875)	(41,176)
Repurchase of 7¼% redeemable convertible subordinated debentures	—	—	(640)
Net cash used in financing activities	(566)	(2,441)	(43,097)
Effect of exchange rate changes on cash	(457)	250	(1,958)
Net decrease in cash and cash equivalents	(2,586)	(10,636)	(28,657)
Cash and cash equivalents at end of period	$2,367	$4,953	$15,589

Other cash flow information:
Cash paid during the period for interest	$2,128	$2,163	$4,479
Non-cash investing activities:
Net unrealized loss on available-for-sale securities	$(258)	$(386)	$(337)
Assets acquired under capital lease	$162	$145	$—
Assets acquired through note payable	$—	$141	$—

See accompanying notes to consolidated financial statements

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-in Capital	Treasury Stock
	Shares	Amount			Cumulative Translation Adjustments	Unrealized Gain (Loss) on Securities	Accumulated Deficit	Total Stockholders’ Equity
Balances, March 28, 2008	29,248	$292	$241,171	$(7,842)	$—	$1,105	$(109,183)	$125,543
Issuance and sale of common stock under stock-based compensation plans	305	3	55	—	—	—	—	58
Stock-based compensation		—	4,428	—	—	—	—	4,428
Repurchase of common stock	(360)	(4)	—	(1,335)	—	—	—	(1,339)
Net unrealized loss on available-for-sale securities		—	—	—	—	(337)	—	(337)
Cumulative translation adjustment		—	—	—	(2,030)	—	—	(2,030)
Net loss		—	—	—	—	—	(53,503)	(53,503)
Balances, March 27, 2009	29,193	291	245,654	(9,177)	(2,030)	768	(162,686)	72,820
Issuance and sale of common stock under stock-based compensation plans	1,151	12	649	—	—	—	—	661
Stock-based compensation		—	5,898	—	—	—	—	5,898
Net unrealized loss on available-for-sale securities		—	—	—	—	(386)	—	(386)
Repurchase of common stock	(268)	(3)	—	(1,197)	—	—	—	(1,200)
Stock returned in connection with escrow settlements	(16)	—	(96)	—	—	—	—	(96)
Cumulative translation adjustment		—	—	—	250	—	—	250
Net loss		—	—	—	—	—	(17,843)	(17,843)
Balances, March 26, 2010	30,060	300	252,105	(10,374)	(1,780)	382	(180,529)	60,104
Issuance and sale of common stock under stock-based compensation plans	701	7	693	—	—	—	—	700
Stock-based compensation		—	5,950	—	—	—	—	5,950
Net unrealized loss on available-for-sale securities		—	—	—	—	(258)	—	(258)
Repurchase of common stock	(296)	(3)	—	(1,158)	—	—	—	(1,161)
Stock returned in connection with escrow settlements	(76)	(1)	(409)	—	—	—	—	(410)
Cumulative translation adjustment		—	—	—	(452)	—	—	(452)
Net loss		—	—	—	—	—	(26,298)	(26,298)
Balances, March 25, 2011	30,389	$303	$258,339	$(11,532)	$(2,232)	$124	$(206,827)	$38,175

See accompanying notes to consolidated financial statements

Index

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

Basis of Presentation:    The Company’s fiscal year ends on the last Friday in March. In most years, including fiscal 2011, 2010 and 2009, the fiscal year is 52 weeks, with each quarter comprised of thirteen weeks, which allows comparability of quarter over quarter results.

Revenue Recognition:    The Company recognizes product revenue when all four of the following criteria are met:

1)  the Company has a contract with its customer,
2)  the product has been shipped as required by the contract and risk of loss has passed to the customer,
3)  the price is fixed or determinable, and
4)  collection of payment is probable.

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

Through a contractual arrangement with the Company, CACI International Inc. (CACI) had certain rights to provide maintenance and other services to the Company’s federal government customers. Under this arrangement, both companies sold services for NET products, other than the Quintum Series products, and each company was responsible for various aspects of service delivery. CACI was responsible for maintenance support for first-level calls and on-site repairs, NET provided spares logistics and bug fixes; and both companies provided training services. Under a revenue-sharing arrangement, revenue from maintenance and training services was shared between both companies, regardless of which company sold the services. The receipts from sales of these services were shared based on a pre-determined percentage, which was 37% for NET and 63% for CACI at the time of the termination of the agreement. Therefore, 63% of NET’s receipts that were subject to the agreement were remitted to CACI, and conversely, 37% of CACI’s receipts that were subject to the agreement were remitted to the Company. Receipts from sales of training services were shared based on sales volumes but training services revenues were not significant for either NET or CACI. The Company recorded amounts derived from sales by NET as gross revenue and recorded amounts remitted to NET by CACI as net revenue. This arrangement expired December 1, 2010, and since then, the Company has performed these services itself and retained all the revenue associated with these services.

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Revenue on sales through resellers is recognized upon transfer of title to the reseller. Many of the sales to the Company’s resellers are based upon firm commitments from their end customer; as a result, these resellers carry little or no NET stock. For the Company’s Promina, VX, NX, and UX products, NET’s customers generally do not have the right to return the equipment. For the Company’s Tenor product line, NET customers are subject to agreements allowing for limited rights of return and price protection. Accordingly, revenues are reduced for the Company’s estimates of liability related to these rights. The estimate for returns is recorded at the time the related sale is recognized and is adjusted periodically based on historical rates of returns and other related factors. The reserves for price protection are recorded at the time these programs are offered. Price protection is estimated based on specific programs, expected usage and historical experience.

For a contract related to funded research and development activities, the Company recognized revenue and related costs in accordance with the provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 605, Revenue Recognition. NET accounted for this contract using the completed contract method because management determined that reasonable estimates of gross profit and percentage of completion were not available. All revenues and related costs were deferred until the contract was completed. Because the completed contract method precludes recognition of performance under the contract as the work progresses, it does not reflect current financial performance when the contract extends beyond one accounting period, and it therefore may result in uneven recognition of revenue, related cost of revenues and gross margin.

Revenue relating to multi-year contracts that are subject to review at the end of the contract period is recognized after the final review is complete.

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

Short-term Investments:    Short-term investments are primarily composed of highly liquid investments with original maturities of greater than three months at the time of acquisition. The Company classifies its short-term cash investments as available-for-sale securities. The carrying value of such securities is carried at fair market value with unrealized gains and losses being excluded from earnings and reported as a separate component of stockholders’ equity. Realized gains and losses on the sale or maturity of short-term investments are determined on the basis of specific identification.

Restricted Cash:    Restricted cash consists of cash collateral related to letters of credit for leases in the United States.

Allowance for Sales Returns:    A reserve for sales returns is established for primarily reseller and distributor customers, based on actual historical product returns.

Credit Risk and Allowance for Doubtful Accounts:    The Company’s credit evaluation process and the reasonably short collection terms help mitigate credit risk. The Company typically does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. The Company maintains reserves for known recourse obligations and estimated bad debts. The allowance for doubtful accounts receivable is based on the assessment of the collectability of specific customer accounts and the aging of accounts receivable. Credit losses have historically been within the Company's expectations and established allowances for doubtful accounts receivable.

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

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Software Development Costs:    Capitalization of software development costs begins upon the establishment of technological feasibility for the products, and amortization begins when the products are available for release to customers. The Company assesses the recoverability of capitalized software development costs in light of many factors, including anticipated future revenue, estimated economic useful lives and changes in software and hardware technologies. The Company did not capitalize internal software development costs in fiscal years 2011, 2010 or 2009. Software development costs are amortized over the lives of the products, generally three years.

Goodwill and indefinite-lived intangible assets:    Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment annually, or more frequently if impairment indicators arise. Impairment indicators arise when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable, such as a significant downturn in industry or economic trends with a direct impact on the business, an expectation that a reporting unit will be sold or otherwise disposed of for less than the carrying value, loss of key personnel, or a significant decline in the market price of an asset or asset group. Impairment of goodwill is tested at a reporting unit level using a two-step process. Impairment of indefinite-lived intangible assets is tested at the unit of accounting level by comparing fair value to its carrying value. Goodwill was fully impaired in fiscal 2009 as part of the Company’s impairment analysis.

Long-lived asset:    The Company reviews long-lived assets, including intangible assets with finite lives, property and equipment, and other assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the market price of an asset or asset group, a significant adverse change in the extent or manner in which an asset or asset group is being used, the loss of legal ownership or title to the asset, significant negative industry or economic trends or the presence of other factors that would indicate that the carrying amount of an asset or asset group is not recoverable. The Company considers a long-lived asset to be impaired if the estimated undiscounted future cash flows resulting from the use of the asset and its eventual disposition are not sufficient to recover the carrying value of the asset. If the Company deems an asset to be impaired, the amount of the impairment loss represents the excess of the asset’s carrying value compared to its estimated fair value. Intangible assets were fully impaired in fiscal 2009 as part of the Company’s impairment analysis.

At March 25, 2011 and at March 26, 2010, the Company’s balance sheets included no goodwill or intangible assets.

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

Foreign Currency:    The functional currency for the Company’s foreign subsidiaries is the local currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at the end of the period. Revenue and expenses are translated into dollars at the average exchange rate during the period. Gains and losses from foreign currency translation are included in a separate account in stockholders' equity in the consolidated balance sheets.

Foreign exchange transaction gains and losses, substantially all of which relate to intercompany activity between us and our foreign subsidiaries, amounted to losses of $180,000, $45,000 and $428,000 in 2011, 2010 and 2009, respectively. These losses are included in other income (expense) in the accompanying consolidated statements of operations.

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

The Company provides disclosure when it is reasonably possible that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the recorded provision. In such cases, management assesses whether a reasonable estimate of the loss or range of the loss can be made. If the loss or range of loss can be estimated, the Company does so. If management concludes the loss or range of loss cannot be estimated, the Company discloses its conclusion in that regard.

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. The fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The Company’s computation of expected volatility is based on historical volatility commensurate with the expected term of the options. The risk-free interest rate used in the Black-Scholes option-pricing formula is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term commensurate with the expected term of the options. The expected dividend assumption is based on the Company’s current expectations about future dividends and the Company does not expect to pay out cash dividends in the foreseeable future. The Company estimated the expected term of options granted in fiscal 2011, 2010 and 2009 using vesting periods of awards and historical data such as past experience and post vesting cancellations. The Company believes these calculations provide reasonable estimates of expected life for stock–based awards to employees.

Comprehensive Loss —ASC 220 - Reporting Comprehensive Income establishes standards for the reporting and displaying of comprehensive income (loss) and its components. Comprehensive loss includes foreign currency translation adjustments, gross unrealized holding gains (losses) on available-for-sale securities, and reclassification adjustments for gains included in net loss.

Subsequent to the issuance of the 2010 consolidated financial statements, the Company determined that gross unrealized holding gains (losses) on available-for-sale securities were understated by $342,000 and reclassification adjustments for gains included in net loss were overstated by the same amount. Accordingly, the Company has corrected this error on the consolidated statement of comprehensive loss as follows:

•	Gross unrealized holding gains (losses) on available-for-sale securities for fiscal 2010 originally reported of $(159,000) were corrected to $183,000; and

•	Reclassification adjustments for gains included in net loss for fiscal 2010 originally reported of $(227,000) were corrected to $(569,000).

The corrections did not affect the total comprehensive loss previously reported. The foregoing corrections are not considered material by the Company.

Derivatives:    The Company does not use derivative financial instruments for speculative or trading purposes. Where available, the Company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movement in foreign exchange rates. Gains and losses on the foreign exchange contracts are included in other income(expense), net, which offset foreign exchange gains or losses from revaluation of foreign currency-denominated balance sheet items and intercompany balances.

Recently Issued Accounting Standards:   In October 2009, the Financial Accounting Standards Board (FASB) issued new accounting guidance with respect to revenue recognition: ASU No. 2009-13, Topic 605 — Multiple-Deliverable Revenue Arrangements; and ASU No. 2009-14, Topic 985 — Certain Revenue Arrangements That Include Software Elements. When adopted, these accounting standards may be applied either prospectively or retrospectively. The Company will adopt this new guidance as of the mandatory adoption date of March 26, 2011, the beginning of the Company’s fiscal 2012, and is currently evaluating the impact on its consolidated financial statements.

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

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

License and Development Agreement: In October 2005, the Company entered into a license and development agreement with a third-party technology supplier, under which the Company acquired a license to manufacture and distribute the supplier’s high-speed networking platform. In June 2007, the agreement was amended to include an additional, more advanced, platform. Under the 2005 agreement and the 2007 amendment, each party agreed to perform development and other activities to bring new products to market and the Company obtained certain rights to market these products. Under the 2005 agreement, the Company paid $3.0 million in license and development fees and capitalized the amount in other assets in the accompanying consolidated balance sheets. The Company began amortizing this amount in the second half of fiscal 2007 concurrent with the sale of the initial platform. Under the 2007 amendment, the Company agreed to pay an additional $5.0 million in four equal installments to the supplier for the advanced platform and an extended exclusive right to market. The first two installments were paid in fiscal 2008 and the remaining two will be due at separate future dates dependent upon the supplier’s delivery of future enhancements of the advanced platform. The Company believes it is unlikely the remaining two installments will become due or be paid.

In fiscal 2009 the Company performed an impairment analysis in accordance with the provisions of FASB ASC 360, Property, Plant, and Equipment and determined the fair value of the license and development agreement and related other assets to be zero. Accordingly, the Company recorded an impairment charge of $3.7 million in fiscal 2009, representing the full net book value of the license and development agreement and other related assets. As a result of this impairment charge, there will be no future amortization expense relating to the amounts already paid under the license and development agreement. Prior to the impairment, amortization of $422,000 was recorded for fiscal 2009 and was included in the cost of product revenue.

At March 25, 2011 and March 26, 2010, the Company’s balance sheets included no goodwill or intangible assets.

Note 3.  Financial Instruments

Short-term investments at March 25, 2011 and March 26, 2010 consisted of the following:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2011
U.S. Treasury notes	$3,222	$10	$(1)	$3,231
U.S. government agencies	17,297	34	(15)	17,316
Corporate notes and bonds	20,507	66	(13)	20,560
Asset backed securities	14,187	61	(21)	14,227
Other debt securities	1,523	4	(1)	1,526
	$56,736	$175	$(51)	$56,860
2010
U.S. Treasury notes	$1,251	$2	$(3)	$1,250
U.S. government agencies	22,569	146	(3)	22,712
Corporate notes and bonds	41,471	230	(14)	41,687
Asset backed securities	8,082	30	-	8,112
Other debt securities	1,753	-	(6)	1,747
	$75,126	$408	$(26)	$75,508

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The maturities of short-term investments at March 25, 2011 are as follows:

(in thousands)	Amortized Cost	Fair Value
Maturing in one year	$18,450	$18,533
Maturing in one to five years	38,276	38,317
Maturing in five to ten years	—	—
Maturing after ten years	10	10
Total	$56,736	$56,860

Unrealized gain positions for short-term investments held twelve months or more were $187,000 and $196,000 at March 25, 2011 and March 26, 2010, respectively.

The following table summarizes the financial assets and liabilities of the Company measured at fair value on a recurring basis:

(in thousands)		Fair Value Measurements at March 25, 2011, using
	Balance as of March 25, 2011	Level 1	Level 2
Assets:
U.S. Treasury notes(1)	$3,231	$3,231	$—
U.S. government agencies(1)	17,316	—	17,316
Corporate notes and bonds(1)	20,560	—	20,560
Asset backed securities(1)	14,227	—	14,227
Other debt securities(1)	1,526	—	1,526
	56,860	3,231	53,629
Foreign currency derivatives(2)	31	—	31
Total	$56,891	$3,231	$53,660

Liabilities:
Foreign currency derivatives(3)	$112	$—	$112
Total	$112	$—	$112

(in thousands)		Fair Value Measurements at March 26, 2010, using
	Balance as of March 26, 2010	Level 1	Level 2
Assets:
U.S. Treasury notes(1)	$1,250	$1,250	$—
U.S. government agencies(1)	22,712	—	22,712
Corporate notes and bonds(1)	41,687	—	41,687
Asset backed securities(1)	8,112	—	8,112
Other debt securities(1)	1,747	—	1,747
	75,508	1,250	74,258
Foreign currency derivatives(2)	57	—	57
Total	$75,565	$1,250	$74,315

Liabilities:
Foreign currency derivatives(3)	$98	$—	$98
Total	$98	$—	$98

(1)	Included in short-term investments on the Company’s consolidated balance sheet.
(2)	Included in accounts receivable on the Company’s consolidated balance sheet.
(3)	Included in accrued liabilities on the Company’s consolidated balance sheet.

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The three levels of the fair value hierarchy are:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable inputs other than quoted prices included within Level 1, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs other than quoted prices that are observable or are derived principally from, or corroborated by, observable market data by correlation or other means.

Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Investments are classified within Level 1 if derived from quoted prices in active markets for identical assets and liabilities.

Items are classified in Level 2 if the investments are valued using quoted prices for identical assets in markets that are not active, using quoted prices for similar assets in an active market, or using model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets.

The Company did not hold financial assets or liabilities which were recorded at fair value using inputs in the Level 3 category as of March 25, 2011 and March 26, 2010.

Derivative financial instruments are limited to foreign exchange contracts which the Company enters into to minimize certain balance sheet exposures and intercompany balances against future movement in foreign exchange rates. The Company’s primary net foreign currency exposures are in Japanese yen, Euros, and British pounds. The fair value of the Company’s derivative instruments is determined using pricing models based on current market rates. Gains and losses on these foreign exchange contracts, which are not designated as hedging instruments, are included in other income and expense, net, and were not material for any period presented.

Subsequent to the issuance of the 2010 consolidated financial statements, the Company determined that $74.3 million of securities including U.S. government agencies, corporate notes and bonds and other debt securities should be classified as Level 2 investments rather than Level 1 as originally classified, as such investments are not based on quoted prices and actively traded. Accordingly, the Company has corrected the classification of U.S. government agencies, corporate notes and bonds, and other debt securities from Level 1 to Level 2 in the table of fair value measurements as of March 26, 2010. The Company also identified that $27.0 million corporate bonds guaranteed by the full faith and credit of the United States government under the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program were previously included within U.S. government and municipalities as of March 26, 2010. The Company has corrected the presentation by including these as corporate notes and bonds in the above tables. The foregoing corrections are not considered material by the Company.

Asset backed securities were previously included within other debt securities as of March 26, 2010. The Company has reclassified these securities as a separate category of investments in the above tables to conform to the 2011 presentation.

Note 4. Inventories

Inventories consisted of the following:

(in thousands)	March 25, 2011	March 26, 2010
Purchased components	$3,037	$2,806
Finished goods	1,623	1,571
	$4,660	$4,377

Certain inventories, not expected to be consumed within the next 12 months, are included in the consolidated balance sheet as non-current assets. These inventories consist of both raw materials and finished goods, and were $805,000 and $1.8 million, respectively, at March 25, 2011 and March 26, 2010.

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

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

At March 25, 2011, the Company’s deposit on inventory held by Plexus was $4.2 million, of which $1.3 million had been charged to a reserve for excess inventory. The deposit, including the related reserve, is included in prepaid expenses and other assets in the consolidated balance sheets.

The Company regularly evaluates its inventory for lower of cost or market valuation, including inventory held by Plexus and the amount on deposit with Plexus as well as inventory classified non-current assets. As a result of these evaluations, the Company recorded charges of $550,000, $1.9 million and $5.2 million, respectively, to cost of revenue in fiscal 2011, 2010 and 2009.

Note 5.  Other Assets and Accrued Liabilities

Other assets at March 25, 2011 and March 26, 2010 were as follows:

(in thousands)	2011	2010
Inventory spares	$1,722	$1,930
Debenture costs	296	383
Deferred taxes	1,014	1,209
Other	459	406
Long-term inventories	805	1,782
	$4,296	$5,710

Accrued liabilities at March 25, 2011 and March 26, 2010 were as follows:

(in thousands)	2011	2010
Accrued compensation	$2,776	$3,233
Unearned income	2,894	4,823
Accrued rent	540	863
Restructure and other costs	915	1,297
Accrued interest	759	759
Other	2,378	2,255
	$10,262	$13,230

See also Note 7 for activity in the liability for restructuring.

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 6.  Warranty Accruals

The warranty accrual, which is included in accrued liabilities in the accompanying consolidated balance sheets, was $85,000 at March 25, 2011, as shown in the table below. Components of the warranty accrual and changes in accrued amounts related to the warranty accrual during fiscal 2009, 2010 and 2011 were as follows:

(in thousands)	Warranty Accrual
Balance at March 28, 2008	$98
Charges to cost of goods sold	28
Charges to warranty accrual	(58)
Other adjustments (1)	14
Balance at March 27, 2009	82
Charges to cost of goods sold	53
Charges to warranty accrual	(62)
Other adjustments (1)	(4)
Balance at March 26, 2010	69
Charges to cost of goods sold	90
Charges to warranty accrual	(107)
Other adjustments (1)	33
Balance at March 25, 2011	$85

(1)	Adjustments resulted from changes in warranty cost estimates, relating primarily to hourly costs of labor to repair products and frequency of warranty claims.

Note 7.  Restructure and Other

Restructure and other costs of $281,000 in fiscal 2011 and $17,000 in fiscal 2010 relate to charges for employee separation costs.

Restructure and other costs of $2.4 million in fiscal 2009 related to charges for employee separation costs and a change in estimated costs to vacate the Company’s former manufacturing facility and represent the total amount expected to be incurred in connection with these restructuring activities. Employee separation costs were $1.3 million in fiscal 2009 and were principally for employee severance and related costs resulting from workforce reductions. The Company previously estimated the remaining liability for lease and other exit costs associated with its former manufacturing facility to be net of anticipated sublease income. In January 2009, the sublessee occupying the former manufacturing facility informed the Company that it would not exercise its option to extend its sublease. As a result, the Company could no longer assume incremental sublease income and therefore revised its estimate of the remaining liability for lease and other exit costs. The Company recorded facility exit costs of $1.1 million in fiscal 2009 to reflect the revision of estimated costs to vacate the Company’s manufacturing facility.

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The liability for restructuring was $915,000 at March 25, 2011, as shown in the table below. Components of accrued restructure costs and changes in accrued amounts related to these restructuring programs during fiscal 2009, 2010, and 2011 are as follows:

(in thousands)	Employee Separation Costs & Other	Facility Exit Costs & Other	Total
Balance at March 28, 2008	$117	$3,087	$3,204
Provision	1,287	1,577	2,864
Benefit	—	(441)	(441)
Payments	(1,255)	(1,053)	(2,308)
Other (1)	—	131	131
Balance at March 27, 2009	149	3,301	3,450
Provision	18	(1)	17
Payments	(63)	(1,368)	(1,431)
Other (1)	(104)	187	83
Balance at March 26, 2010	—	2,119	2,119
Provision	281	—	281
Payments	(275)	(1,322)	(1,597)
Other (1)	(2)	114	112
Balance at March 25, 2011	$4	$911	$915

(1)
Consists primarily of accretion and adjustments to accretion of implied interest on the remaining liability for lease and other exit costs associated with the Company’s former manufacturing facility which is reflected in general and administrative expense in the consolidated statement of operations and comprehensive income loss. Adjustments to accretion were related to the Company’s revision of its estimate of the remaining liability for lease and other exit costs.

The balances at March 26, 2010 and March 27, 2009 include $822,000 and $1.9 million, respectively, classified as other long-term liabilities related to lease and other exit costs for the vacated facility, net of an estimated amount of sublease income.

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 8.  Income Taxes

Loss before income taxes and income tax provision consist of the following for fiscal 2011, 2010 and 2009:

(in thousands)	2011	2010	2009
Income (loss) before income taxes:
Domestic	$(27,176)	$(18,880)	$(53,049)
Foreign	1,009	1,109	(387)
Total	$(26,167)	$(17,771)	$(53,436)
Income tax provision (benefit):
Current:
Federal	$(21)	$(77)	$(100)
State	(2)	10	1
Foreign	23	(14)	189
	—	(81)	90
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	131	153	(23)
	131	153	(23)
	$131	$72	$67

The income tax expense reconciles to the amount computed by applying the statutory United States federal rate of 35% to income (loss) before income taxes as follows:

(in thousands)	2011	2010	2009
Statutory federal tax position	$(9,159)	$(6,223)	$(18,703)
State tax, net of federal benefit	(712)	(585)	(1,484)
Foreign tax rate differential	(199)	(380)	(5)
Research and development, and manufacturers’ investment credits	(1,085)	85	(611)
Change in valuation allowance	10,588	6,452	9,085
Provision (release) of tax contingency reserve	(32)	(22)	177
Goodwill impairment	—	—	10,512
Permanent differences	560	121	166
Other	170	624	930
Income tax expense	$131	$72	$67

Deferred tax assets are comprised of the following at March 25, 2011 and March 26, 2010:

(in thousands)	2011	2010
Gross deferred tax assets:
Allowances not currently deductible for tax purposes	$8,981	$8,505
Loss carryforwards	73,003	63,679
Credit carryforwards	12,902	12,030
Depreciation	7,022	7,288
Gross deferred tax assets	101,908	91,502
Deferred tax liabilities:	—	—
Net deferred tax assets	101,908	91,502
Valuation allowance	(100,727)	(90,139)
Net deferred tax assets	$1,181	$1,363

The Company recorded a tax expense of $131,000, $72,000 and $67,000 for fiscal 2011, 2010 and 2009, respectively, primarily related to international operations.

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The valuation allowance increased by $10.6 million, $7.5 million and $9.1 million in fiscal 2011, 2010 and 2009, respectively. The Company's operating loss carryforwards and credits, which have been offset by the valuation allowance, include $4.7 million of deferred tax benefits associated with stock -based compensation, which will be credited to additional-paid-in-capital when realized. The Company has incurred tax losses in the last several fiscal years and, at March 25, 2011, has approximately $197.5 million of federal net operating loss carryforwards and $102.2 million of state net operating loss carryforwards available, expiring in the years 2013 through 2031. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. FASB ASC Topic 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Based upon the weight of available evidence, which includes the Company’s historical operating performance, reported cumulative net losses, the Company provided a full valuation allowance against its US and most foreign net deferred tax assets. There is no valuation allowance against the Company’s UK deferred tax assets. The Company reassesses the need for its valuation allowance on a quarterly basis.

As of March 25, 2011, the Company has available federal research and development tax credit carryforwards of approximately $5.3 million expiring in the years 2013 through 2031 and alternative minimum tax credit carryforwards of approximately $2.5 million available indefinitely. At March 25, 2011, state research and development tax credit carryforwards of approximately $14.9 million are also available indefinitely. The Company considers all undistributed earnings of its foreign subsidiaries to be permanently invested in foreign operations. Accordingly, no deferred tax assets or liabilities have been established in this regard.

Current federal and state tax laws include provisions that could limit the annual use of our net operating loss carryforwards in the event of certain defined changes in stock ownership. The Company's issuance of common and preferred stock could result in such a change. Accordingly, the annual use of net operating loss carryforwards may be limited by these provisions, and this limitation may result in the loss of carryforward benefits to the extent the above-limit portion expires before it can be used. The Company has determined the extent of the limitation at March 25, 2011, and the losses reflected in the deferred tax assets will not be subject to limitation.

A reconciliation of the Company's changes in uncertain tax position to March 25, 2011, March 26, 2010 and March 27, 2009 is as follows:

(in thousands)	2011	2010	2009
Beginning balance, gross uncertain tax positions	$6,769	$7,400	$8,176
Additions to tax positions related to prior years	49	—	174
Reductions to tax positions related to prior years	—	(605)	(997)
Additions to tax positions related to current year	122	86	188
Reductions to tax positions related to lapse of statute	(52)	(24)	(13)
Effect of exchange rates	136	(88)	(128)
Ending balance, gross uncertain tax positions	$7,024	$6,769	$7,400

The amount of tax benefits that would, if recognized, affect the effective tax rate at March 25, 2011 was $601,000, as the Company maintains a full valuation allowance against the remaining uncertain tax benefits. Interest and penalties of $30,000, $2,000 and $40,000, respectively, for fiscal 2011, 2010 and 2009 related to income tax matters are recorded in income tax expense. At March 25, 2011, $148,000 was accrued for interest and penalties related to uncertain tax benefits.

As of March 25, 2011, tax years from 1998 in the U.S. and 2004 in the Company's primary foreign jurisdictions remain open for examination. Although the timing of resolution and closure of audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next twelve months. The Company currently has no uncertain tax benefits that would reduce as a result of a lapse of applicable statutes of limitations.

Note 9.  Commitments and Contingencies

3¾% Convertible Senior Notes:  In December 2007, the Company issued $85.0 million of 3¾% convertible senior notes due December 15, 2014, in a private placement of which $10.5 million remained outstanding at March 25, 2011. The notes may be converted by a holder, at its option, into shares of the Company’s common stock initially at a conversion rate of 73.3689 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $13.63 per share of common stock (subject to adjustment in certain events), at any time on or prior to December 15, 2014, unless the notes were previously repurchased. If a holder elects to convert its notes in connection with certain fundamental changes, in certain circumstances the conversion rate will increase by a number of additional shares of common stock upon conversion. Upon conversion, a holder generally will not receive any cash payment representing accrued and unpaid interest, if any. The notes are not redeemable by the Company prior to the stated maturity.

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Interest expense relating to the 3¾% Convertible Senior Notes was $394,000, $482,000 and $1.9 million in fiscal 2011, 2010 and 2009, respectively, and consisted solely of contractual coupon interest.

7¼% Redeemable Convertible Subordinated Debentures:  In May 1989, the Company issued $75.0 million of 7¼% redeemable convertible subordinated debentures due May 15, 2014, of which $23.7 million remained outstanding at March 25, 2011. Each debenture is convertible at the option of the holder into common stock at $31.50 per share and is redeemable at the option of the Company. The debentures are entitled to a sinking fund which began May 15, 2000, of 14 annual payments of 5% of the aggregate principal amount of debentures issued ($3.8 million annually), reduced by any redemption or conversion of the debentures. As a result of previous redemptions, the total remaining sinking fund requirement is $1.2 million, which, assuming no further redemptions, will be due as a final sinking fund payment on May 15, 2013.

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

Interest expense relating to the 7¼% Redeemable Convertible Subordinated Debentures was $1.7 million, $1.7 million and $1.8 million in fiscal 2011, 2010 and 2009, respectively, and consisted solely of contractual coupon interest.

Operating Leases:  The Company leases its facilities under operating leases. These leases expire at various dates through fiscal 2017. The Company’s headquarters facility lease expires in fiscal 2017. The minimum future lease commitments under these leases as of March 25, 2011, were as follows:

(in thousands)	2012	2013	2014	2015	2016	Thereafter	Total
Minimum future operating lease payments	$3,570	$2,036	$1,317	$1,265	$1,286	$976	$10,450
Less income from subleases							(409)
Net minimum operating lease payments							$10,041

Included in the operating lease amounts are payments for vacated facilities in Fremont, California of which $435,000, representing the discounted value of the lease payments, net of assumed sublease income, is accrued in the restructure liability at March 25, 2011; see Note 7 Restructure and Other.

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Rental expense under operating leases was $2.6 million, $2.9 million and $2.9 million for fiscal 2011, 2010 and 2009, respectively.

Equipment Financing:   In fiscal 2011, the Company acquired certain office equipment through two agreements classified as capital leases. The cost of equipment financed by capital leases was $162,000. The terms of the capital lease agreements range from three to five years. One of the capital lease agreements includes a bargain purchase option which the Company may exercise at the end of the lease term. The equipment financed by the capital leases is included in the consolidated balance sheets as property and equipment, net.

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

Amortization of assets under capital lease is included in depreciation expense. Accumulated amortization of assets under capital lease was $81,000 at March 25, 2011 and $13,000 at March 26, 2010.

The minimum future lease commitments under capital leases as of March 25, 2011, were as follows:

(in thousands)	2012	2013	2014	2015	2016	Thereafter	Total
Minimum future capital lease payments	$96	$68	$31	$25	$20	$—	$240

License and Development Agreement:  The Company is a party to a license and development agreement with a third-party technology supplier, under which the Company acquired a license to manufacture and distribute the supplier’s high-speed networking platform. The Company agreed to pay an additional $5.0 million in four equal installments to the supplier for the advanced platform and an extended exclusive right to market. The first two installments were paid in fiscal 2008 and the remaining two will be due at separate future dates dependent upon the supplier’s delivery of future enhancements of the advanced platform. The Company believes it is unlikely the remaining two installments will become due or be paid.

Contingencies:  In the normal course of business, the Company enters into contractual commitments to purchase services, materials, components, and finished goods from suppliers, mainly its primary contract manufacturer, Plexus. Under the agreement with Plexus, the Company may incur certain liabilities, as described in Note 4.

The Company has learned that some of its products may have been exported or re-exported in violation of U.S. export laws. Consequently, the Company has launched an internal investigation of its export-related activities, which is being performed by outside counsel. The Company will report the results of the investigation to the U.S. government. Certain issues subject to the investigation have already been reported to the U.S. government, and the U.S. government has closed a limited portion of the matter with the issuance of a warning letter. The results of the rest of the internal investigation will be reported to the U.S. government in due course. If the U.S. government finds that the Company has violated one or more export control laws or trade sanctions, the Company could be subject to various penalties. By statute, these penalties can include but are not limited to fines of up to $250,000 for each violation, denial of export privileges, and debarment from participation in U.S. government contracts. The Company believes, however, that its cooperation with the U.S. government, its immediate attention to rectifying the issues, and other factors provide a basis for mitigating any penalty that might be imposed. As a result of the discovery of these events, the Company has implemented more stringent export control procedures. Management believes it is reasonably possible that the Company could incur a loss as a result of penalties relating to these events. However, at this time, the Company cannot reasonably estimate the cost, or range of costs, if any, for any such penalties or fines that may be incurred upon resolution of this matter.

Product Warranty: See Note 6.

Restructure:    See Note 7.

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

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Restricted stock unit awards (RSUs) granted under the 2008 Equity Incentive Plan are also independent of option grants and are subject to restrictions. RSUs, which the Company began issuing in fiscal 2011, are subject to forfeiture if employment or services are terminated prior to the release of restrictions, which generally occurs on a ratable basis over periods ranging from one day to two years from the date of grant. Until the restriction is released, the shares cannot be transferred. These shares are not considered as issued and outstanding until the release of restrictions. The cost of the awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse.

For both RSAs and RSUs, upon release of restrictions, a portion of the released shares are repurchased from employees by the Company to satisfy withholding-tax obligations arising from the vesting of restricted stock awards. The withholding tax obligations were based upon the fair market value of the Company’s common stock on the vesting dates. The Company repurchased 296,000 shares from employees in fiscal 2011 for a total price of $1.2 million. In fiscal 2010, the Company repurchased 268,000 shares from employees for a total price of $1.2 million.

Stock Compensation Expense:    The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations:

(in thousands)	2011	2010	2009
Cost of revenue	$851	$732	$550
Sales and marketing	1,679	1,680	1,253
Research and development	2,064	1,636	1,023
General and administrative	1,356	1,741	1,602
	$5,950	$5,789	$4,428

There was no stock-based compensation cost capitalized as part of inventory in fiscal 2011, 2010 or 2009.

In September 2009, the Company completed an offer to exchange certain employee stock options issued under the 2008 Equity Incentive Plan, the 1993 Stock Option Plan and the 1997 Stock Option Program (the Offer to Exchange). Certain previously granted options were exchanged for restricted shares of the Company’s common stock. Options for an aggregate of 923,844 shares of the Company’s common stock were exchanged for an aggregate of 256,034 restricted shares. The number of restricted shares issued under the Offer to Exchange was based on ratios designed to equalize the value of stock options exchanged with that of restricted shares issued. Restricted shares issued under the Offer to Exchange were issued and outstanding upon grant, but are subject to vesting over approximately two years following the date of grant. The Company did not incur additional non-cash stock compensation expense in connection with the Offer to Exchange as the fair value of the stock options exchanged was equivalent to the fair value of the restricted shares awarded.

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The weighted average fair value of the Company’s stock option awards granted to employees was $2.73, $3.21 and $2.31, respectively, for fiscal 2011, 2010, and 2009, and was estimated using the following weighted-average assumptions:

	2011	2010	2009
Expected term, in years	4.94	5.08	5.14
Expected volatility	73.46%	69.68%	60.58%
Risk-free interest rate	1.82%	2.47%	3.21%
Expected dividends	—	—	—

At March 25, 2011, the total compensation cost related to unvested stock-based awards not yet recognized, net of estimated forfeitures, was approximately $5.0 million. The weighted-average period during which the cost will be amortized, which will be adjusted for subsequent changes in estimated forfeitures, was approximately 2.5 years.

Stock Options & Awards Activity:

Stock option activity in the Company’s employee stock plans is summarized below:

	Shares	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Number Vested and Expected to vest at March 25, 2011	Weighted Average Exercise Price
Options outstanding at March 28, 2008	5,211,346	$7.79	2,952,000	$6.85
Granted	674,682	$4.23
Exercised	(14,538)	$3.60
Forfeited and expired	(1,049,560)	$8.26
Options outstanding at March 27, 2009	4,821,930	$7.20	3,182,450	$7.02
Granted	1,038,325	$5.40
Exercised	(157,776)	$4.15
Forfeited and expired	(1,563,893)	$9.57
Options outstanding at March 26, 2010	4,138,586	$5.97	2,662,832	$6.15
Granted	814,913	$4.53
Exercised	(203,864)	$3.39
Forfeited and expired	(447,695)	$6.90
Options outstanding at March 25, 2011	4,301,940	$5.72	2,858,271	$6.12	4,120,658	$5.76

At March 25, 2011:
Weighted average remaining contractual term (in years)	4.98		4.49		4.94
Aggregate intrinsic value (in thousands) (1)	$122		$62		$114

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the  quoted  price of the Company’s common stock at March 25, 2011 for options outstanding as of that date. The total intrinsic value of stock options exercised in fiscal 2011, 2010 and 2009 was $300,000, $372,000 and $12,000, respectively.

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table summarizes information concerning options outstanding and exercisable as of March 25, 2011:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$2.63	-	$3.52	435,562	5.08	$3.14	277,494	$3.20
$3.57	-	$4.38	590,680	5.44	$4.08	362,011	$4.15
$4.45	-	$4.70	487,474	3.92	$4.64	467,254	$4.65
$4.80	-	$4.85	5,857	5.53	$4.80	5,857	$4.80
$4.90	-	$4.90	534,300	6.12	$4.90	2,800	$4.90
$4.92	-	$5.43	468,625	5.64	$5.27	349,672	$5.33
$5.60	-	$5.99	674,800	5.10	$5.87	337,089	$5.87
$6.05	-	$7.30	472,500	3.25	$6.77	467,805	$6.77
$7.36	-	$10.75	611,642	4.95	$9.89	571,634	$9.97
$11.66	-	$11.66	20,500	6.70	$11.66	16,655	$11.66
$2.63	-	$11.66	4,301,940	4.98	$5.72	2,858,271	$6.12

Stock award activity in the Company’s employee stock plans is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested stock at March 28, 2008	91,809	$5.55
Granted	318,209	$4.40
Vested	(268,615)	$4.75
Forfeited and cancelled	(28,360)	$4.39
Nonvested stock at March 27, 2009	113,043	$4.50
Granted	1,014,799	$4.92
Vested	(688,839)	$4.24
Forfeited and cancelled	(21,962)	$5.97
Nonvested stock at March 26, 2010	417,041	$5.88
Granted	871,972	$3.55
Vested	(804,430)	$3.98
Forfeited and cancelled	(47,310)	$5.03
Nonvested stock at March 25, 2011	437,273	$3.99

The total fair value of RSAs and RSUs vested was $3.2 million, $2.9 million and $1.3 million for fiscal 2011, 2010 and 2009, respectively.

Note 11.  Capital Stock

Stock Repurchase Plan:    In fiscal 2008, the Board of Directors approved a stock repurchase plan, for a period of up to twenty-four months. In fiscal 2009 the Company repurchased 258,000 shares under the 2008 program at an average price of $3.90 per share for a total price of $1.0 million. The Company did not repurchase any shares under the 2008 program in fiscal 2010 and the stock repurchase plan expired in the fourth quarter of fiscal 2010. In addition, the Company repurchased 296,000 and 267,000 shares of common stock from employees in fiscal 2011 and fiscal 2010, respectively, to satisfy withholding-tax obligations arising from the vesting of restricted stock awards. See Note 10.

Preferred Stock:    The Company has authorized 5,000,000 shares of $0.01 par value preferred stock. This stock, if issued, will carry liquidation preferences and other rights, as determined by the Board of Directors. As of March 25, 2011, no preferred shares were outstanding.

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Reserved Stock:    As of March 25, 2011, the Company had reserved shares of its common stock for the following purposes:

Reserved Shares
Stock option plans:
Outstanding	4,301,940
Available for grant	1,255,072
7¼% Redeemable convertible subordinated debentures	752,508
3¾% Convertible senior notes	770,373

Note 12.  Loss Per Share

The following table sets forth the computation of the numerator and denominator used in the computation of basic and diluted net loss per share:

(in thousands, except per share amounts)	2011	2010	2009
Numerator:
Net loss	$(26,298)	$(17,843)	$(53,503)
Denominator -weighted average shares of common stock outstanding for basic and diluted loss per share:	29,924	29,178	28,854
Basic and diluted net loss per share	$(0.88)	$(0.61)	$(1.85)

The denominator for basic net loss per share is the weighted average number of unrestricted common shares outstanding for the periods presented. In periods of net income, the denominator for diluted net income per share also includes potentially dilutive shares, which consist of shares issuable upon the exercise of dilutive stock options and contingently issuable shares. These shares, which totaled 206,000, 291,000 and 119,000, respectively, for fiscal 2011, 2010 and 2009, were excluded from the computations of diluted net loss per share as the effect of including those shares would be anti-dilutive and therefore reduce the loss per share.

At March 25, 2011, there were approximately 770,000 shares of common stock issuable upon conversion of convertible senior notes and approximately 753,000 shares of common stock issuable upon conversion of redeemable convertible subordinated debentures. These shares and the related effect of the accrued interest on the convertible senior notes and the debentures are excluded from the calculation of diluted net loss per share for each period presented, as their inclusion would be anti-dilutive.

Note 13.  Significant Customers

In fiscal 2011 and fiscal 2009, no single customer accounted for more than 10% of the Company’s revenue. In fiscal 2010, General Dynamics Corporation accounted for 22.7% of the Company’s revenue. Excluding aggregate orders from a variety of government agencies, no other single customer accounted for more than 10% percent of the Company’s revenue in fiscal 2011, 2010, or 2009.

Sales to the government sector represented 71.1%, 78.6% and 72.8% of the Company’s revenue in fiscal 2011, 2010, and 2009, respectively.

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 14.  Segment Information

The Company operates in one reportable segment: the design, development, manufacture and sale of voice and data telecommunications equipment for multi-service networks and associated services used by government organizations, enterprises, and carriers worldwide. The following table presents revenue and long-lived assets by geographic territory for fiscal 2011, 2010 and 2009:

(in thousands)	United States	Europe	Other International	Eliminations	Totals
2011
Product	$34,504	$6,280	$5,125	$—	$45,909
Service	12,018	1,913	307	—	14,238
Total revenue	$46,522	$8,193	$5,432	$—	$60,147
Long-lived assets	$6,694	$81	$168	$(32)	$6,911
2010
Product	$47,274	$5,937	$4,931	$—	$58,142
Service	13,436	2,712	204	—	16,352
Total revenue	$60,710	$8,649	$5,135	$—	$74,494
Long-lived assets	$7,773	$44	$88	$(32)	$7,873
2009
Product	$42,735	$6,361	$2,106	$—	$51,202
Service	12,624	1,856	106	—	14,586
Total revenue	$55,359	$8,217	$2,212	$—	$65,788
Long-lived assets	$9,293	$47	$100	$(31)	$9,409

In fiscal 2011, 2010, and 2009, Promina products accounted for 32.5%, 36.4% and 42.4% of product revenue, respectively. In fiscal 2011, 2010, and fiscal 2009, Tenor products accounted for 18.6%, 16.6% and 23.5% of product revenue, respectively. In fiscal 2011, 2010 and 2009, NX Series products accounted for 8.6%, 21.9% and 11.4%, respectively, of product revenue. In fiscal 2011, 2010, and 2009, the VX Series and predecessor products accounted for 35.3%, 22.3% and 19.8% of product revenue, respectively. All other products accounted for less than 10% of product revenue, individually and in the aggregate, for all years presented.

Subsequent to the issuance of the fiscal 2010 consolidated financial statements, the Company determined that certain noncurrent inventories were included as long-lived assets in the table above as of March 26, 2010. The Company has corrected the March 26, 2010 presentation to exclude these amounts. Total long-lived assets and long-lived assets for the United States originally reported of $9,655,000 and $9,555,000 were corrected to $7,873,000 and $7,773,000, respectively. The foregoing corrections are not considered material by the Company.

Note 15.  Employee Benefit Plan

The Company has a 401(k) tax-deferred savings plan, whereby eligible employees may contribute a percentage of their eligible compensation. Company contributions are discretionary; including administrative fees, Company expense was $31,000, $45,000 and $446,000 for fiscal 2011, 2010 and 2009, respectively. The Company made discretionary contributions to the plan in fiscal 2009, but did not do so in fiscal 2010 and fiscal 2011.

Note 16.  Financial Instruments Fair Value Disclosure

The estimated fair values of the Company’s financial instruments at March 25, 2011 and March 26, 2010 were as follows:

(in thousands)	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Short-term investments	$56,860	$56,860	$75,508	$75,508
Liabilities:
3¾% Convertible senior notes	$10,500	$8,709	$10,500	$7,980
7¼% Redeemable convertible subordinated debentures	$23,704	$21,334	$23,704	$20,860

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following methods and assumptions were used in estimating the fair values of financial instruments:

Cash and cash equivalents:  The carrying amounts reported in the balance sheets for cash and cash equivalents approximate their estimated fair values due to their short maturities.

Short-term investments:    Fair values are based on quoted market prices and observable prices that are based on inputs not quoted on active markets, but corroborated by market data. See Note 3.

Restricted cash:  The carrying value approximates fair value.

Accrued liabilities:  The carrying value approximates fair value.

Convertible debt: The Company has estimated the approximate fair value of these securities using the quoted market price or trade closest to March 25, 2011.

Foreign exchange contracts:  The Company’s foreign exchange forward contracts require an exchange of foreign currencies to U.S. dollars or vice versa, and generally mature in one month or less. As of March 25, 2011 and March 26, 2010, the Company had outstanding foreign exchange forward contracts with aggregate notional amounts of $5.9 million and $5.1 million, respectively, which had remaining maturities of one month or less. As of March 25, 2011, the carrying amount, which was also the estimated fair value of the foreign exchange forward contracts, was based on prevailing financial market information. The amounts recorded on the consolidated balance sheets for foreign exchange contracts are not material.

Note 17.  Litigation

A subsidiary of the Company, Quintum Technologies, LLC (Quintum), is party, by interpleader, to three related lawsuits in Greece filed by Lexis SA, a former distributor of Quintum products in Greece. The initial interpleader lawsuit was filed October 26, 2006, at the Multimember First Instance Court of Athens. The first two of these lawsuits were initially filed against Lexis by one of its customers, Advanced Telecom Systems (“ATS”), alleging that a set of hardware and software products acquired for ATS by Lexis failed to perform as a system. The products include Quintum’s hardware product and a software product by another vendor, Ipercom. In these first two lawsuits, the customer (ATS) seeks damages from the distributor (Lexis), and the distributor has interpleaded the product vendors, Quintum and Ipercom, asking them to pay any amounts that Lexis may be ordered to pay to ATS, who seeks a refund of amounts paid for the purchase of the hardware and software, totaling €78,215, and compensation for real and moral damages, totaling €4,054,893. The third lawsuit was initiated by one of ATS’ customers for non delivery of services, which were to be delivered through the system ATS purchased from Lexis. In this lawsuit, the ATS customer seeks various monetary damages totaling €2,859,847. ATS filed an interpleader lawsuit against Lexis and Lexis has filed the same against Quintum and Ipercom. Hearings on all the lawsuits and interpleader lawsuits are currently scheduled for February 2012. The Company has not accrued any amounts related to the claim, as it believes that a negative outcome is not probable.

In addition to the above, the Company is involved in various legal proceedings from time to time in the normal course of business.

Index

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, management, under the supervision and with the participation of the chief executive officer (CEO) and chief financial officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) at the end of the period covered by this report as well as any changes in disclosure controls and procedures that occurred during the period covered by this report. Our management, including our CEO and CFO, has concluded that our disclosure controls and procedures are effective as of March 25, 2011.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. However, all internal control systems, no matter how well conceived and implemented, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 25, 2011.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited and issued a report on the effectiveness of our internal control over financial reporting, which appears below.

(c) Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 25, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Network Equipment Technologies, Inc.
Fremont, California

We have audited the internal control over financial reporting of Network Equipment Technologies, Inc. and subsidiaries (the “Company”) as of March 25, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 25, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 25, 2011, of the Company and our report dated June 7, 2011, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
June 7, 2011

Index

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information requested by Item 9(e) of Schedule 14A with respect to the fees and services related to our independent registered public accounting firm and the disclosure of the Audit Committee’s pre-approval policies and procedures is incorporated herein by reference to the Proxy Statement.

Index

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Index to Consolidated Financial Statements

2. Index to Consolidated Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts	68

All other schedules are omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes thereto.

Separate financial statements of the Registrant are omitted because the Registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements filed, in the aggregate, do not have a minority equity interest and/or long-term indebtedness to any person outside the consolidated group in an amount which together exceeds 5% of total consolidated assets at March 25, 2011.

Index

3. Exhibits

Index to Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exh. No.	Filed Herewith
3.1	Registrant’s Certificate of Incorporation.	S-8	333-101962	08/19/2008	4.1
3.2	Registrant’s Bylaws, as amended.	8-K	001-10255	10/30/2007	3.1
4.1	Indenture dated as of May 15, 1989 between Registrant and Morgan Guaranty Trust Company of New York.	10-K/A	001-10255	7/25/1989	4.4
4.3	Certificate of Designations of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on August 24, 1989 (Exhibit 4.1 in the Registrant’s Form S-8 Registration Statement).	S-8	33-33013	1/19/1990	4.1
4.4	Indenture, dated as of December 18, 2007, between Network Equipment Technologies, Inc. and U.S. Bank National Association, as trustee, with related form of 3.75% Senior Convertible Note due 2014.	8-K	001-10255	12/20/2007	4.4
10.1	Headquarters Facilities – Lease between Ardenwood Corporate Park Associates and Network Equipment Technologies, Inc. dated December 21, 2000.	10-K	001-10255	6/28/2001	10.23
10.1A	Headquarters Facilities – First Amendment to Lease between Ardenwood Corporate Park Associates and Network Equipment Technologies, Inc. dated August 11, 2010.	10-Q	001-10255	11/3/2010	10.48
10.2*	Registrant’s Amended and Restated 1993 Stock Option Plan, as amended March 21, 2007.					X
10.3	Registrant’s Amended and Restated 1997 Stock Option Program, as amended April 16, 2002.	10-K	001-10255	6/18/2002	99.8
10.4*	Registrant’s 2008 Equity Incentive Plan.	10-K	001-10255	5/22/2009	10.45
10.5*	Form of Change of Control Agreement between the Company and its executive officers.					X
10.6	Form of Director and Officer Indemnification Agreement as signed by all directors and executive officers of the Company.	8-K	001-10255	7/23/2008	10.44
21.1	Subsidiaries of Registrant (as of May 20, 2011).					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
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
						X
32.1	Certification of C. Nicholas Keating, Jr., President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification ofDavid Wagenseller, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

* Compensation plans or arrangements in which directors and executive officers are eligible to participate.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK EQUIPMENT TECHNOLOGIES, INC. (Registrant)

Date: June 7, 2011	By:	/s/ C. NICHOLAS KEATING, JR.
C. Nicholas Keating, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. NICHOLAS KEATING, JR.	President, Chief Executive Officer and Director (Principal Executive Officer)	June 7, 2011
C. Nicholas Keating, Jr.

/s/ DAVID WAGENSELLER	Vice President and Chief Financial Officer (Principal Financial Officer)	June 7, 2011
David Wagenseller

/s/ KAREN CARTE	Vice President and Chief Accounting Officer (Principal Accounting Officer)	June 7, 2011
Karen Carte

/s/ DIXON R. DOLL	Chairman of the Board	June 7, 2011
Dixon R. Doll

/s/ FREDERICK D. D’ALESSIO	Director	June 7, 2011
Frederick D. D’Alessio

/s/ DAVID R. LAUBE	Director	June 7, 2011
David R. Laube

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.

SCHEDULE II
Valuation and Qualifying Accounts

(In thousands)
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (1)	Deduction/write-offs	Balance at end of period

For the year ended March 27, 2009:
Allowance for doubtful accounts and sales returns	$452	$152	$72	$(325)	$351
For the year ended March 26, 2010:
Allowance for doubtful accounts and sales returns	$351	$22	$(108)	$—	$265
For the year ended March 25, 2011:
Allowance for doubtful accounts and sales returns	$265	$61	$(92)	$—	$234

(1)  Amount represents additions or deductions to accounts receivable allowances representing sales return reserve that were charged or credited primarily to revenue.