Form 10-Q
period 2011-06-24
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2011-08-03
CIK 752431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 24, 2011.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________________ to ___________________.

Commission File Number 001-10255

NETWORK EQUIPMENT TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	94-2904044 (I.R.S. Employer Identification Number)

6900 Paseo Padre Parkway
Fremont, CA  94555-3660
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
☐ Yes  ☒ No

The number of shares outstanding of the registrant's Common Stock, par value $0.01, as of July 22, 2011 was 30,397,000.

NETWORK EQUIPMENT TECHNOLOGIES, INC.

Index

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited — in thousands, except par value)

	June 24, 2011	March 25, 2011
Current assets:
Cash and cash equivalents	$5,080	$2,367
Short-term investments	46,790	56,860
Restricted cash	2,192	2,192
Accounts receivable, net of allowances of $251 at June 24, 2011 and $234 at March 25, 2011	7,368	8,701
Inventories	4,917	4,660
Prepaid expenses and other assets	5,110	5,860
Total current assets	71,457	80,640
Property and equipment, net	4,152	4,435
Other assets	4,023	4,296
Total assets	$79,632	$89,371

Current liabilities:
Accounts payable	$4,633	$5,496
Accrued liabilities	8,551	10,262
Total current liabilities	13,184	15,758

Long-term liabilities:
3¾% convertible senior notes	10,500	10,500
7¼% redeemable convertible subordinated debentures	23,704	23,704
Capital lease obligation, less current portion	115	137
Other long-term liabilities	1,495	1,097
Total long-term liabilities	35,814	35,438

Commitments and contingencies – See Note 7
Stockholders’ equity:
Preferred stock ($0.01 par value; 5,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 75,000 shares authorized; 30,397 and 30,389 shares outstanding at June 24, 2011 and March 25, 2011)	303	303
Additional paid-in capital	259,204	258,339
Treasury stock, at cost	(11,645)	(11,532)
Accumulated other comprehensive loss	(1,981)	(2,108)
Accumulated deficit	(215,247)	(206,827)
Total stockholders’ equity	30,634	38,175
Total liabilities and stockholders’ equity	$79,632	$89,371

See accompanying notes to condensed consolidated financial statements

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited — in thousands, except per share amounts)

	Three Months Ended
	June 24, 2011	June 25, 2010
Revenue:
Product	$7,699	$9,987
Service and other	3,614	3,494
Total revenue	11,313	13,481
Costs of revenue:
Cost of product	5,353	5,622
Cost of service and other	2,112	3,111
Total cost of revenue	7,465	8,733
Gross margin	3,848	4,748
Operating expenses:
Sales and marketing	4,464	4,733
Research and development	4,821	5,039
General and administrative	2,498	2,726
Total operating expenses	11,783	12,498
Loss from operations	(7,935)	(7,750)
Interest income	106	224
Interest expense	(553)	(552)
Other income (expense), net	34	(81)
Loss before taxes	(8,348)	(8,159)
Income tax provision	72	51
Net loss	$(8,420)	$(8,210)
Basic and diluted net loss per share	$(0.28)	$(0.28)
Common and common equivalent shares, basic and diluted	30,316	29,634
Condensed Consolidated Statements of Comprehensive Loss:
Net loss	$(8,420)	$(8,210)
Other comprehensive loss:
Foreign currency translation adjustments	83	(94)
Gross unrealized holding gains (losses) on available-for-sale securities	80	(46)
Less: Reclassification adjustments for gains included in net loss	(36)	(70)
Comprehensive loss	$(8,293)	$(8,420)

See accompanying notes to condensed consolidated financial statements

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited — in thousands)

	Three Months Ended
	June 24, 2011	June 25, 2010
Cash and cash equivalents at beginning of period	$2,367	$4,953
Cash flows from operating activities:
Net loss	(8,420)	(8,210)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and accretion	560	680
Stock-based compensation expense	883	1,447
Loss on disposition of property and equipment	—	3
Provision for deferred income taxes	62	—
Changes in assets and liabilities:
Accounts receivable	1,333	3,594
Inventories	(257)	182
Prepaid expenses and other assets	885	1,805
Accounts payable	(862)	(1,645)
Accrued liabilities	(1,315)	(2,351)
Net cash used in operating activities	(7,131)	(4,495)
Cash flows from investing activities:
Purchase of short-term investments	(5,385)	(14,842)
Proceeds from sales and maturities of short-term investments	15,499	18,454
Purchases of property and equipment	(204)	(394)
Net cash provided by investing activities	9,910	3,218
Cash flows from financing activities:
Issuance of common stock	1	42
Repurchase of common stock	(113)	(328)
Payments under capital lease and note payable obligations	(33)	(14)
Net cash used in financing activities	(145)	(300)
Effect of exchange rate changes on cash	79	(70)
Net increase (decrease) in cash and cash equivalents	2,713	(1,647)
Cash and cash equivalents at end of period	$5,080	$3,306

Other cash flow information:
Cash paid during the period for:
Interest	$1,060	$1,056
Non-cash investing activities:
Net unrealized gain (loss) on available-for-sale securities	44	(116)

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

Significant Accounting Policies:  The unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated balance sheet as of March 25, 2011 was derived from the Company’s audited consolidated financial statements.

These financial statements should be read in conjunction with the March 25, 2011 audited consolidated financial statements and notes thereto. The results of operations for the three months ended June 24, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending March 30, 2012 or any future period.

The Company’s fiscal year ends on the last Friday in March. In most years, the fiscal year is 52 weeks, with each quarter comprised of thirteen weeks, which allows comparability of quarter over quarter results. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position as of June 24, 2011, the results of operations for the three months ended June 24, 2011 and June 25, 2010, respectively and the cash flows for the three months ended June 24, 2011 and June 25, 2010, respectively.

Revenue Recognition:  The Company derives revenue primarily from the sales of hardware, software, services, post-contract support (PCS), and professional services. PCS typically includes unspecified software updates and upgrades on an if-and-when available basis and telephone and internet access to technical support personnel.

In October 2009, the Financial Accounting Standards Board (FASB) amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry specific software revenue recognition guidance. In October 2009, the FASB also amended the standards for multiple deliverable revenue arrangements to:

(i)
provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the arrangement consideration should be allocated among its elements;

(ii)
require an entity to allocate the revenue using estimated selling prices (ESP) of the deliverables if there is no vendor specific objective evidence (VSOE) or third party evidence of selling price (TPE); and

(iii)	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

This new accounting guidance became applicable to the Company beginning the first quarter of its fiscal 2012. The Company adopted this guidance for transactions that were entered into or materially modified on or after March 26, 2011 using the prospective basis of adoption.

Product revenue is recognized when the Company has a contract with its customer, the product has been shipped as required by the contract and risk of loss has passed to its customer, the price is fixed or determinable, and the collectability of the related receivable is probable. If the customer has a right of acceptance and the Company has not yet obtained acceptance, revenue is deferred until the terms of acceptance are satisfied. When product revenue is deferred, the Company also defers the associated cost of goods until the revenue is recognized. The Company recognizes service revenue upon completion of the service or, for ongoing services such as PCS, ratably over the period of the contract.

Revenue on sales through resellers is recognized upon transfer of title to the reseller. Many of the sales to the Company’s resellers are based upon firm commitments from their end customer; as a result, these resellers carry little or no NET stock. For the Company’s Promina, VX, NX and UX products, NET’s customers generally do not have the right to return the equipment. For the Company’s Quintum product line, NET customers are subject to agreements allowing for limited rights of return and price protection. Accordingly, revenues are reduced for the Company’s estimates of liability related to these rights. The estimate for returns is recorded at the time the related sale is recognized and is adjusted periodically based on historical rates of returns and other related factors. The reserves for price protection are recorded at the time these programs are offered. Price protection is estimated based on specific programs, expected usage and historical experience.

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(continued)

The new revenue recognition guidance does not generally change the units of accounting for the Company’s revenue transactions. All of the products and services continue to qualify as separate units of accounting. The Company analyzes all of its products, software and services and considers the features and functionalities of the individual elements and the stand-alone sales of those individual components among other factors, to determine which elements are essential or non-essential to the overall functionality of the networking equipment. The Company’s core software (herein after referred to as ‘essential software’) is integrated with hardware and is essential to the functionality of the networking equipment. The Company’s sale of additional software provides increased features and functions, but is not essential to the overall functionality of the networking equipment (herein after referred to as ‘non-essential software’).

For transactions entered into prior to the first quarter of fiscal 2012, the Company recognized revenue based on ASC 985-605 (formerly referred to as SOP No. 97-2, Software Revenue Recognition). In accordance with ASC 985-605, the Company utilized the residual method to determine the amount of product revenue to be recognized. Under the residual method, the fair value of the undelivered elements, such as PCS, is deferred and the remaining portion of the arrangement consideration is recognized as product revenue. VSOE of fair value is limited to the price charged when the same element is sold separately. VSOE of fair value is established for PCS and professional services based on the volume and pricing of the stand-alone sales within a narrow range. The fair value of the post-contractual support is recognized on a straight-line basis over the term of the related support period, which is typically one month to three years.

For transactions entered into or materially modified on or after the beginning of the first quarter of fiscal 2012, the total arrangement fees were allocated to all the deliverables based on their respective relative selling prices. The relative selling price is determined using VSOE when available. When VSOE cannot be established, the Company attempts to determine the TPE for the deliverables. TPE is determined based on competitor prices for similar deliverables when sold separately by the competitors. Generally the Company’s product offerings differ from those of its competitors and comparable pricing of its competitors is often not available. Therefore, the Company is typically not able to determine TPE. When the Company is unable to establish selling price using VSOE or TPE, the Company uses ESP in its allocation of arrangement fees. The ESP for a deliverable is determined as the price at which the Company would transact if the products or services were sold on a stand-alone basis.

The Company has been able to establish VSOE for its PCS and professional services based on the volume and the pricing of the stand-alone sales for these services within a narrow range.

The Company has determined the ESP of its products and services for which VSOE has not been established based on an analysis of (i) the list price, which represents a component of the Company’s current go-to market strategy, as established by senior management taking into consideration factors such as geography and the competitive and economic environment and (ii) an analysis of the historical pricing with respect to both the Company’s bundled and stand-alone sales of each product or service.

The Company’s multiple element arrangements may include non-essential software deliverables that are subject to the industry specific software revenue recognition guidance. The revenue for these multiple element arrangements is allocated to the non-essential software deliverables and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the new revenue accounting guidance. As the Company has not been able to obtain VSOE for all of the non-essential software deliverables in the arrangement, revenue allocated to such non-essential software elements is recognized using the residual method in accordance with industry specific software revenue recognition guidance as the Company was able to obtain VSOE for the undelivered elements bundled with such non-essential software elements. Under the residual method, the amount of revenue recognized for the delivered non-essential software elements equaled the total allocated consideration less the VSOE of any undelivered elements bundled with such non-essential software elements.

The change from the residual to the relative selling price method did not have a material impact on the allocation of revenue to the arrangement deliverables, nor did the Company change its assessment of the deliverables contained within its revenue arrangements. The adoption of the new revenue accounting guidance was not material to the Company’s financial results for the three months ended June 24, 2011.

Recently Issued Accounting Standards:   In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards CodificationTM (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The Company will adopt this new guidance on the mandatory adoption date of March 31, 2012, the beginning of the Company’s fiscal 2013. We do not anticipate the adoption of this ASU will have any effect upon the Company’s consolidated financial statements.

In May 2011, FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The Company will adopt this new guidance, on a prospective basis, on the mandatory adoption date of March 31, 2012, the beginning of the Company’s fiscal 2013. We do not anticipate the adoption of this ASU will have a material effect upon the Company’s consolidated financial statements.

In January 2010, the FASB issued new accounting guidance to amend and clarify existing guidance related to fair value measurements and disclosures: ASU No. 2010-06 — Improving Disclosures about Fair Value Measurements. This guidance requires entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and clarifies existing disclosure requirements regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. The Company adopted the provisions of this guidance effective March 27, 2010, except for the requirement to disclose purchases, sales, issuances, and settlements related to Level 3 measurements, which the Company adopted on March 26, 2011, the beginning of the Company’s fiscal 2012.

The adoption of ASU 2010-16 was not material to the Company’s financial results for the three months ended June 24, 2011.

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(continued)

Note 2.  Financial Instruments

Short-term investments at June 24, 2011 and March 25, 2011 consisted of the following:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 24, 2011
U.S. Treasury notes	$5,302	$13	$(2)	$5,313
U.S. government agencies	12,625	55	—	12,680
Corporate notes and bonds	16,502	56	(2)	16,556
Asset backed securities	10,683	46	(4)	10,725
Other debt securities	1,510	6	—	1,516
	$46,622	$176	$(8)	$46,790
March 25, 2011
U.S. Treasury notes	$3,222	$10	$(1)	$3,231
U.S. government agencies	17,297	34	(15)	17,316
Corporate notes and bonds	20,507	66	(13)	20,560
Asset backed securities	14,187	61	(21)	14,227
Other debt securities	1,523	4	(1)	1,526
	$56,736	$175	$(51)	$56,860

The maturities of short-term investments at June 24, 2011 are as follows:

(in thousands)	Amortized Cost	Estimated Market Value
Maturing in one year	$16,149	$16,205
Maturing in one to five years	30,473	30,585
Total	$46,622	$46,790

The following table summarizes the financial assets and liabilities of the Company measured at fair value on a recurring basis:

(in thousands)		Fair Value Measurements at June 24, 2011, using
	Balance as of
	June 24, 2011	Level 1	Level 2
Assets:
U.S. Treasury notes(1)	$5,313	$5,313	$—
U.S. government agencies(1)	12,680	—	12,680
Corporate notes and bonds(1)	16,556	—	16,556
Asset backed securities(1)	10,725	—	10,725
Foreign debt issues(1)	1,516	—	1,516
	46,790	5,313	41,477
Foreign currency derivatives(2)	45	—	45
Total	$46,835	$5,313	$41,522

Liabilities:
Foreign currency derivatives(3)	$61	$—	$61
Total	$61	$—	$61

(in thousands)		Fair Value Measurements at March 25, 2011, using
	Balance as of
	March 25, 2011	Level 1	Level 2
Assets:
U.S. Treasury notes(1)	$3,231	$3,231	$—
U.S. government agencies(1)	17,316	—	17,316
Corporate notes and bonds(1)	20,560	—	20,560
Asset backed securities(1)	14,227	—	14,227
Foreign debt issues(1)	1,526	—	1,526
	56,860	3,231	53,629
Foreign currency derivatives(2)	31	—	31
Total	$56,891	$3,231	$53,660

Liabilities:
Foreign currency derivatives(3)	$112	$—	$112
Total	$112	$—	$112

(1)	Included in short-term investments on the Company’s condensed consolidated balance sheet.
(2)	Included in accounts receivable on the Company’s condensed consolidated balance sheet.
(3)	Included in accrued liabilities on the Company’s condensed consolidated balance sheet.

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
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

Note 3. Inventories

Inventories consisted of the following:

(in thousands)	June 24, 2011	March 25, 2011
Purchased components	$3,339	$3,037
Finished goods	1,578	1,623
	$4,917	$4,660

Certain inventories, not expected to be consumed within the next 12 months, are included in the condensed consolidated balance sheet as non-current assets. These inventories were $681,000 and $805,000, respectively, at June 24, 2011 and March 25, 2011.

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

At June 24, 2011, the Company’s deposit on inventory held by Plexus was $3.8 million, of which $1.2 million had been charged to a reserve for excess inventory. The deposit, including the related reserve, is included in prepaid expenses and other assets in the condensed consolidated balance sheets.

The Company regularly evaluates its inventory for lower of cost or market valuation, including inventory held by Plexus and the amount on deposit with Plexus as well as inventory classified as non-current assets. As a result of these evaluations, the Company recorded charges of $247,000 and $291,000, respectively, to cost of revenue in the three months ended June 24, 2011 and June 25, 2010.

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(continued)

Note 4.  Loss Per Share

The following table sets forth the computation of the numerator and denominator used in the computation of basic and diluted net loss per share:

(in thousands, except per share amounts)	Three Months Ended
	June 24, 2011	June 25, 2010
Numerator:
Net loss	$(8,420)	$(8,210)
Denominator-weighted average shares of common stock outstanding:
Shares used to compute basic and diluted net loss per share	30,316	29,634
Basic and diluted net loss per share	$(0.28)	$(0.28)

The denominator for basic and diluted net loss per share is the weighted average number of unrestricted common shares outstanding for the periods presented. In periods of net income, the denominator for diluted net income per share also includes potentially dilutive shares, which consist of shares issuable upon the exercise of dilutive stock options and contingently issuable shares. These shares are excluded from the computations of diluted net loss per share for the three months ended June 24, 2011 and June 25, 2010 as they are anti-dilutive and would therefore reduce the loss per share. The total amount of such anti-dilutive shares was 132,000 and 331,000 for the three months ended June 24, 2011 and June 25, 2010, respectively.

At June 24, 2011, there are 770,000 shares of common stock issuable upon conversion of the 3¾% convertible senior notes and 753,000 shares of common stock issuable upon conversion of the 7¼% redeemable convertible subordinated debentures. For all periods presented, these shares and the related effect of the accrued interest are excluded from the calculation of diluted net loss per share, as their inclusion would be anti-dilutive.

Note 5.  Restructure and Other Costs

There were no charges for restructuring costs in the three months ended June 24, 2011 and June 25, 2010.

The liability for restructuring was $595,000 at June 24, 2011 and consisted solely of accrued costs to exit the Company’s former manufacturing facility. Changes in accrued amounts related to restructuring during fiscal 2012 were as follows:

(in thousands)	Restructure Accrual
Balance at March 25, 2011	$915
Provision	—
Payments	(335)
Other (1)	15
Balance at June 24, 2011	$595

(1)
Consists primarily of accretion of implied interest on the remaining liability for lease and other exit costs associated with the Company’s former manufacturing facility which is reflected in general and administrative expense in the condensed consolidated statement of operations and comprehensive loss.

Note 6.  Income Taxes

The Company recorded tax provisions of $72,000 and $51,000 respectively, for the three months ended June 24, 2011 and June 25, 2010. Provisions for income tax are primarily related to the Company’s international operations.

Note 7.  Contractual Obligations and Commercial Contingencies

3¾% Convertible Senior Notes:  In December 2007, the Company issued $85.0 million of 3¾% convertible senior notes due December 15, 2014, in a private placement, of which $10.5 million remained outstanding at June 24, 2011. A note may be converted by a holder, at its option, into shares of the Company’s common stock initially at a conversion rate of 73.3689 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $13.63 per share of common stock (subject to adjustment in certain events), at any time on or prior to December 15, 2014, unless the notes were previously repurchased. If a holder elects to convert its notes in connection with certain fundamental changes, in certain circumstances the conversion rate will increase by a number of additional shares of common stock upon conversion. Upon conversion, a holder generally will not receive any cash payment representing accrued and unpaid interest, if any. The notes are not redeemable by the Company prior to the stated maturity.

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
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

7¼% Redeemable Convertible Subordinated Debentures:  In May 1989, the Company issued $75.0 million of 7¼% redeemable convertible subordinated debentures due May 15, 2014, of which $23.7 million remained outstanding at June 24, 2011. Each debenture is convertible at the option of the holder into common stock at $31.50 per share and is redeemable at the option of the Company. The debenture holders are entitled to a sinking fund which began May 15, 2000, of 14 annual payments of 5% of the aggregate principal amount of debentures issued ($3.8 million annually), reduced by any redemption or conversion of the debentures. As a result of previous redemptions, the total remaining sinking fund requirement is $1.2 million, which, assuming no further redemptions, will be due as a final sinking fund payment on May 15, 2013.

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

Contractual obligations and contingencies decreased from $52.5 million at March 25, 2011 to $50.4 million at June 24, 2011. This decrease resulted principally as a result of ongoing interest and operating lease payments.

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

Litigation:	See Note 10.

Note 8.  Stock-based Compensation

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

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(continued)

Stock options generally become exercisable ratably over a four-year period and expire after seven to ten years. Options may be granted to officers, employees, directors and independent contractors to purchase common stock at a price not less than 100% of the fair market value at the date of grant. Stock option exercises were none and 10,041 shares in the three months ended June 24, 2011 and June 25, 2010, respectively.

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

Upon the release of restriction, a portion of the released shares are repurchased from employees by the Company to satisfy withholding-tax obligations arising from the vesting of restricted stock awards. The Company repurchased 37,457 shares from employees in the three months ended June 24, 2011 for a total price of $113,000.

Stock Compensation Expense: Stock-based compensation expense for the three months ended June 24, 2011 and June 25, 2010, was as follows:

(in thousands)	Three Months Ended
	June 24, 2011	June 25, 2010
Cost of revenue	$125	$199
Sales and marketing	227	390
Research and development	317	508
General and administrative	214	349
	$883	$1,446

The fair value of the Company’s stock option awards granted to employees was estimated using the following weighted-average assumptions:

	Three Months Ended
	June 24, 2011	June 25, 2010
Expected term, in years	4.97	4.94
Expected volatility	76.14%	72.81%
Risk-free interest rate	1.53%	1.90%
Expected dividends	—	—
Weighted-average fair value	$1.88	$2.94

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(continued)

Note 9.  Financial Instruments Fair Value Disclosure

The estimated fair values of the Company’s financial instruments at June 24, 2011 and March 25, 2011 were as follows:

(in thousands)	June 24, 2011		March 25, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Short-term investments	$46,790	$46,790	$56,860	$56,860
Liabilities:
3¾% Convertible senior notes	$10,500	$8,709	$10,500	$8,709
7¼% Redeemable convertible subordinated debentures	$23,704	$20,179	$23,704	$21,334

The gross unrealized holding gains (losses) on available-for-sale securities for short term investments recorded in accumulated other comprehensive loss were not material as of June 24, 2011 and March 25, 2011 respectively.

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

Convertible debt: The Company has estimated the approximate fair value of these securities using the quoted market price or trade closest to June 24, 2011. The Company has determined that its convertible debt should be classified as Level 2 within the fair value hierarchy. See Note 2.

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

The foreign exchange forward contracts require the Company to exchange foreign currencies to U.S. dollars or vice versa, and generally mature in one month or less. As of June 24, 2011 and March 25, 2011, the Company had outstanding foreign exchange forward contracts with aggregate notional amounts of $5.8 million and $5.9 million, respectively, which had remaining maturities of one month or less. As of June 24, 2011, the carrying amount, which was also the estimated fair value of the foreign exchange forward contracts, was based on prevailing financial market information. The amounts recorded on the condensed consolidated balance sheets and statements of operations for foreign exchange contracts are not material.

Note 10.  Litigation

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

Index

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the condensed consolidated financial statements included in this Form 10-Q and Part II of our Form 10-K for the fiscal year ended March 25, 2011. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. A forward-looking statement may contain words such as “plans,” “hopes,” “believes,” “estimates,” “will,” “continue to,” “expect to,” “anticipate that,” “to be,” or “can affect.” Forward-looking statements are based upon management expectations, forecasts and assumptions that involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Many factors may cause actual results to vary including, but not limited to, the factors discussed in this Form 10-Q and our most recently filed Form 10-K. The Company expressly disclaims any obligation or undertaking to revise or publicly release any updates or revisions to any forward-looking statement contained in this Form 10-Q except as required by law. Investors should carefully review any risk factors described in this Form 10-Q and our most recently filed Form 10-K, along with other documents the Company files from time to time with the Securities and Exchange Commission.

References to “fiscal 2012” or “fiscal 2011” generally refer to the specific periods presented in this discussion.

Our Business

Network Equipment Technologies, Inc. (“NET”), founded in 1983, develops and sells high performance networking equipment optimized for real-time communications. For more than a quarter of a century, NET has delivered solutions for multi-service networks requiring high degrees of versatility, security and performance. Today, the company is focused on providing secure real-time communications for unified communications (“UC”), session-initiation protocol (“SIP”) trunking, enterprise mobility, and IP-based multi-service networking. In 2007, in order to enhance our lineup of voice over IP (“VoIP”) offerings, we acquired Quintum Technologies and its Tenor product line.

Our enterprise customer base includes large enterprises adopting UC and small- to mid-sized businesses (“SMBs”) implementing real-time communications. Our government customers include a variety of federal and international agencies and organizations, including civilian and defense agencies and resellers to such entities. In addition to our direct sales capabilities, we have developed relationships with integrators, resellers, and vendors of related technologies in order to help drive our enterprise business. Our global support and service organization, along with third-party service organizations, provides installation and other professional services, a variety of maintenance programs, technical assistance, and customer training.

Today, our solutions are focused on enabling our enterprise and government customers to cost-effectively migrate to next-generation IP networks utilizing real-time communications, including unified communications platforms, cloud-based voice, secure voice applications, and high-speed multiservice wide area networking (“WAN”) transport networks. Our newest product offering, the UX Series, was purpose-built for the unified communications and enterprise “session border controller”  markets to enable adoption of new communication technologies and services. Our voice solutions include the VX Series and the Tenor lines of switching media gateways. Our legacy multi-service solutions include the Promina platform and the NX Series high speed multi-service network exchange platform.

The UX Series is an enhanced gateway with an embedded server that acts a survivable branch appliance, which is a key component for remote-site survivability. The UX Series interoperates with our VX Series and Tenor products and was specifically designed to support upstream deployments with advanced features that give customers high levels of flexibility, scalability, quality of experience, and investment protection through interoperability. The VX Series and Tenor product lines provide enterprise customers with voice interoperability solutions that enable existing private branch exchange (PBX) and IP-PBX systems to work together with new UC platforms and IP-based service provider networks offering SIP trunking services. The VX Series also provides IP-based solutions to government agencies requiring high bandwidth efficiency and call performance for secure voice communications. The Tenor product line also provides traditional VoIP switching gateway solutions for SMBs and smaller branch offices within large enterprises.

Our legacy multi-service solutions include the Promina, NX1000 and NX5010 platforms. The Promina product line has been serving government agencies and large enterprises for many years, providing industry-leading network reliability and security. The NX Series products are high-performance networking platforms that provide high-grade data transfer and enable secure grid computing. Our NX1000 platform provides an extensive, compact, WAN switching solution that enables applications to integrate and aggregate into IP-based networks. The NX5010 platform enables high-speed, secure interconnection and extension of geographically distributed grid computing clusters and storage area networks.

Index

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

There have been no significant changes to our policies and estimates, as discussed in our Annual Report on Form 10-K for the fiscal year ended March 25, 2011.

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

Results of Operations

The following table sets forth selected data derived from our condensed consolidated statements of operations expressed as a percentage of revenue for the periods presented:

	Three Months Ended
	June 24, 2011	June 25, 2010
Percent of revenue
Product	68.1%	74.1%
Service and other	31.9	25.9
Total revenue	100.0	100.0

Product gross margin	30.5	43.7
Service and other gross margin	41.6	11.0
Total gross margin	34.0	35.2

Sales and marketing	39.5	35.1
Research and development	42.6	37.4
General and administrative	22.0	20.2
Total operating expenses	104.1	92.7
Loss from operations	(70.1)	(57.5)

Interest expense, net	(4.0)	(2.4)
Other income (expense), net	0.3	(0.6)
Loss before taxes	(73.8)	(60.5)
Income tax provision	0.6	0.4
Net loss	(74.4)%	(60.9)%

Overview and Highlights

•
Total revenue decreased in the first quarter of fiscal 2012 due mostly to lower sales to government customers. Sales to the government sector can fluctuate significantly from quarter to quarter, but have declined substantially in recent quarters. The decline is primarily attributable to program delays and spending gridlock by the U.S. government. Our legacy products have seen sales declines and our newer products are targeted for different solutions and will require marketing towards these new solutions in order to achieve broader adoption in the government sector.

•
We are transitioning our product line to address unified communications and other new telecommunications opportunities. Sales of our UX Series product, which was introduced in the third quarter of fiscal 2011, are increasing, but we have not yet released a full product family on that platform. Meanwhile, sales have declined for our Promina and other multi-service products, as well as for our VoIP-based VX Series product.

Index

•
Our sector mix and our mix of product sales fluctuate quarter to quarter. We expect our customers to move to IP-based communications, at varying speeds. Also, spending by government customers fluctuates based on budget allocations, the timely passage of the annual federal budget, and the timing of specific programs and purchasing for those programs. The following table shows elements of our sector mix and our mix of product sales:

(in thousands, except percentages)	Three Months Ended
	June 24, 2011	June 25, 2010
Sector mix:
Revenue from government customers	$5,965	$9,741
% of total revenue	52.7%	72.3%
Mix of product sales:
Promina product revenue	$1,936	$3,303
% of product revenue	25.1%	33.1%
VoIP-based product revenue	$4,825	$5,748
% of product revenue	62.7%	57.6%
Other product revenue	$863	$809
% of product revenue	11.2%	8.1%

•
Product margin was down as a result of reduced sales and a changing mix of products. With reduced sales, we are unable to take advantage of economies of scale, and have also had to take reserves for excess or obsolete inventory. In addition, we had achieved a higher gross margin on our legacy products, which make up a declining portion of our revenue mix, compared to the gross margin for our more recently introduced products, which also have not yet benefitted from on-going cost reduction efforts or volume purchasing.

•
Service margin was up in the first quarter of fiscal 2012 compared to the first quarter of the prior year. Our arrangement with CACI International Inc. (“CACI”) for the sharing of maintenance and other services expired December 1, 2010. We now perform these services ourselves, with a relatively small increase in cost, and no longer have the cost of remitting to CACI any payment based on the revenue associated with these services.

•
Expense levels were generally consistent with prior periods. We continue to manage expenses and cash closely. Operating expense in the first quarter of fiscal 2012 decreased 5.7% from the prior year, due largely to reduced charges for our headquarters facility lease.

Revenue
	Three Months Ended
(in thousands, except percentages)	June 24, 2011	June 25, 2010	Change
Product	$7,699	$9,987	(22.9)%
Service and other	3,614	3,494	3.4
Total revenue	$11,313	$13,481	(16.1)%

Total revenue decreased in fiscal 2012, due to a decline in product revenue.

On a sector basis, product revenue from government customers declined $3.8 million, offset in part by a $1.5 million increase in sales to commercial customers. On a product-line basis, the decrease in product revenue was mostly due to reduced sales of our Promina and VX Series products, although international sales of VX Series products were up slightly. Basic VoIP application product sales have remained essentially flat as we shift our focus to more-advanced unified communications, SIP trunking, and other applications supported by our VX Series product and now by our UX Series product.

Index

We expect our mix of product sales and our sector mix to fluctuate quarter to quarter, with commercial sales expected to outpace government sales in fiscal year 2012. Sales to our government customers can fluctuate based upon passage of the annual budget and the timing of specific government programs.

Service and other revenue increased slightly in fiscal 2012. Significant fluctuations in our service and other revenue can occur as a result of factors affecting the timing of the recognition of revenue, including customer deployment schedules, contractual acceptance provisions and renewal of annual support agreements.

Gross Margin

	Three Months Ended
	June 24, 2011	June 25, 2010
Product gross margin	30.5%	43.7%
Service and other gross margin	41.6	11.0
Total gross margin	34.0%	35.2%

Total gross margin decreased in fiscal 2012 as lower product margin outweighed improvements in service and other margin.

Product margin was down primarily due to a lower amount of product revenues available to absorb manufacturing overhead. In addition, lower sales of Promina products contributed to lower product margin, as Promina products have higher gross margin than our more recently introduced products, which also have not yet benefitted from on-going cost reduction efforts or volume purchasing. Product margin can also be affected by inventory reserve charges. As part of our arrangement with our principal contract manufacturer, the manufacturer holds significant amounts of raw materials, components and product inventory on our behalf. Under certain circumstances, we may be required to make deposits on the inventory, and if the inventory continues to remain on hand, to purchase the inventory underlying the deposit. We may subsequently need to write down or write off the inventory. Inventory reserve charges for the first quarters of fiscal 2012 and fiscal 2011 were $247,000 and $291,000, respectively.

Service and other gross margin improved due largely to the termination of the revenue sharing arrangement with our former service partner, CACI, in December 2010. We now perform these services ourselves, with a relatively small increase in cost, and no longer have the cost of remitting to CACI any payment based on the revenue associated with these services. This cost reduction was partially offset by relatively small increases in costs relating to an expansion of our support staff, through increased headcount and by re-assigning some existing personnel from our sales organization.

Operating Expenses

(in thousands, except percentages)	Three Months Ended
	June 24, 2011	June 25, 2010	Change
Sales and marketing	$4,464	$4,733	(5.7)%
Research and development	4,821	5,039	(4.3)
General and administrative	2,498	2,726	(8.4)
Total operating expenses	$11,783	$12,498	(5.7)%

Operating expense in fiscal 2012 decreased due principally to lower facilities costs and slightly lower salary cost. Facilities costs were lower due principally to reduced charges for our headquarters facility lease. Overall salary cost was lower due to reduced headcount and to the re-assignment of some technical sales support personnel to our service organization.

Sales and marketing expense:

Sales and marketing expense was lower in fiscal 2012 by $270,000. Payroll-related costs were $307,000 lower, due principally to the effect of the re-assignment of some technical sales support staff to our service organization following termination of the CACI arrangement in December, 2010. Allocated facilities costs were $106,000 lower. These cost decreases were partially offset by higher sales commissions, which were higher by $76,000 and miscellaneous other costs, which in the aggregate were $68,000 higher.

Research and development expense:

Research and development expense was $218,000 lower in fiscal 2012. Allocated facilities costs were $237,000 lower, payroll-related costs were $291,000 lower, and miscellaneous other costs, in the aggregate, were $17,000 lower. These cost decreases were partially offset by higher consulting costs, which increased by $327,000 due to UX1000 product development efforts.

Index

General and administrative expense:

General and administrative expense was lower in fiscal 2012 by $228,000. Legal costs were lower by $198,000 due to reduced patent lawsuit defense costs, allocated facilities costs were lower by $92,000, and miscellaneous other costs, in the aggregate, were lower by $28,000. These cost decreases were partially offset by a $149,000 increase in outside services fees, principally for audit and tax services.

Non-Operating Items

(in thousands, except percentages)	Three Months Ended
	June 24, 2011	June 25, 2010	Change
Interest income	$106	$224	(52.7)%
Interest expense	$(553)	$(552)	0.2
Other income (expense), net	$34	$(81)	(142.0)

Interest income was lower in fiscal 2012 due to lower average interest earned on investments, and to lower average cash and investment balances. Average cash and investment balances were lower primarily due to the effect of operating losses in the full fiscal year 2011 and in the first three months of fiscal 2012.

Interest expense in the first quarter of fiscal 2012 and 2011 was virtually equivalent, as the balance of long-term debt was identical throughout each of the two periods.

Other income (expense), net, consisted of:

(in thousands)	Three Months Ended
	June 24, 2011	June 25, 2010
Gain (loss) on foreign exchange	$2	$(147)
Realized gain on investments	36	70
Other	(4)	(4)
	$34	$(81)

Income Tax Provision

Income tax provisions were $72,000 and $51,000, respectively, in the first quarter of fiscal 2012 and 2011. Provisions for income tax are primarily related to our international operations.

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been our cash and investment balances, cash provided by operating activities and debt financing activities.

Cash balances:  As of June 24, 2011, cash and cash equivalents, short-term investments and restricted cash were $54.1 million, as compared to $61.4 million as of March 25, 2011. At June 24, 2011, these amounts were invested 47% in U.S. Treasury notes and government agency investments and cash equivalents.

Cash flow from operating activities:

Net cash used by operating activities was $7.1 million in fiscal 2012 compared to $4.5 million in fiscal 2011.

The increase in net cash used in operating activities in fiscal 2012 resulted principally from changes in asset and liability balances and, to a lesser extent, by changes in non-cash activities and net losses.

Changes in accounts receivable balances were responsible for a $2.3 million increase in net cash used in operating activities. Collections on accounts receivable were lower in fiscal 2012 due to lower revenues in the fourth quarter of fiscal 2011 and the first quarter of fiscal 2012 compared to the same periods a year ago. Changes in balances of prepaid accounts were responsible for an increase of $920,000 in net cash used in operating activities. While prepaid accounts decreased in both fiscal 2012 and 2011, the difference was greater in fiscal 2011 due principally to reductions in inventory deposits and receipt of escrowed amounts relating to the Quintum acquisition. Changes in inventory balances were responsible for an increase of $439,000 in net cash used in operating activities. Changes in accounts payable and accrued liability balances were responsible for a $1.8 million decrease in net cash used in operating activities. While accounts payable and accrued liabilities balances decreased in both fiscal 2012 and fiscal 2011 the change was greater in fiscal 2011. Higher revenues in the fourth quarter of fiscal 2010, resulted in greater payments in the first quarter of fiscal 2011, for inventory and sales commissions.

Index

Stock-based compensation expense was lower in fiscal 2012, primarily because the Company ended its program of granting restricted stock to offset salary reductions. Depreciation, amortization and accretion charges were lower in fiscal 2012 as equipment reaching the end of depreciation periods exceeded acquisitions of new equipment. Net losses were slightly greater in fiscal 2012 than in fiscal 2011.

Cash flow from investing activities:

Net cash provided by investing activities was $9.9 million in fiscal 2012 compared to $3.2 million in fiscal 2011. The principal reason for this change was the net effect upon cash of purchases, sales and maturities of short-term investments. These activities provided net cash of $10.1 million and $3.6 million in fiscal 2012 and 2011, respectively.

We used the cash provided by investing activities in fiscal 2012 principally to fund operating activities.

Cash flow from financing activities:

Net cash used in financing activities was $145,000 in fiscal 2012 compared to $300,000 in fiscal 2011.

The principal financing activity in both fiscal 2012 and fiscal 2011 was repurchases of common stock from employees to satisfy withholding-tax.

Our contractual obligations and contingencies decreased by $2.1 million from March 25, 2011. This decrease was principally due to ongoing interest and operating lease payments. The following table provides a summary of our contractual obligations and other commercial commitments as of June 24, 2011:

Contractual obligations (in thousands)	Total	2012	2013 to 2014	2015 to 2016	After 2016
Long-term debt	$34,204	$—	$1,204	$33,000	$—
Interest on long-term debt	6,534	1,056	4,225	1,253	—
Operating leases	9,460	2,542	3,391	2,551	976
Capital leases	217	72	99	46	—
Total contractual obligations	$50,415	$3,670	$8,919	$36,850	$976

Included in the operating lease amounts are payments on our former manufacturing facility. Of those payments, $158,000, representing the discounted value of the lease payments net of sublease income, is accrued in our restructure liability at June 24, 2011.

We have a contract with a third-party technology supplier that calls for payment by us of $2.5 million upon receipt of deliverables meeting certain conditions.

We have a long-term income tax liability for uncertain tax positions amounting to $607,000 at June 24, 2011. We cannot currently predict the date of settlement or payment, as the timing of resolution of our liability is highly uncertain.

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

Index

At June 24, 2011, Plexus held inventory related to our products. Our deposit relating to this inventory was $3.8 million at June 24, 2011 and reserves relating to this deposit were $1.2 million at June 24, 2011. Both the deposit and the related reserves are included in prepaid expenses and other assets on the condensed consolidated balance sheets. Additional deposits may be required under the terms of the agreement.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following are the material changes for the three months ended June 24, 2011 from the information reported under Part II, Item 7A of our Form 10-K for the fiscal year ended March 25, 2011:

A 10% change in market interest rates would change the fair value of our investment portfolio by $22,000, as compared to a change of $44,000 as of March 25, 2011.

A 10% change in the foreign currency rates affecting our foreign exchange contracts as of their June 24, 2011 levels would change the fair value of the contracts by $580,000, as compared to a change of $590,000 for the contracts as of March 25, 2011.

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

The fair value of the 3¾% convertible senior notes was $8.7 million as of both June 24, 2011 and March 25, 2011. The fair value of the 7¼% redeemable convertible subordinated debentures was $20.2 million at June 24, 2011 and $21.3 million at March 25, 2011.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, management, under the supervision and with the participation of the chief executive officer (“CEO”) and chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) at the end of the period covered by this report as well as any changes in disclosure controls and procedures that occurred during the period covered by this report. Our management, including our CEO and CFO, has concluded that our disclosure controls and procedures are effective as of June 24, 2011.

No changes in our internal control over financial reporting occurred during the quarter ended June 24, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

There have been no material changes in disclosure controls and procedures since the filing of the Company’s annual report on Form 10-K for the fiscal year ended March 25, 2011. We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and correct any deficiencies that we may discover in the future. Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Common Stock

The following table reflects purchases made by the Company of its common stock during the quarter ended June 24, 2011:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
March 26 – April 22, 2011	—	—	—	$—
April 23 – May 20, 2011	37,457	$3.02	$—	$—
May 21 – June 24, 2011	—	—	—	$—
	37,457	$3.02	$—	$—

(1)	During the quarter ended June 24, 2011, 37,457 shares were acquired directly from employees as payment of tax withholding obligations upon vesting of restricted stock awards.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

(a)	Exhibits

31.1	Rule 13a-14(a) Certification (CEO).

31.2	Rule 13a-14(a) Certification (CFO).

32.1	Section 1350 Certification (CEO).

32.2	Section 1350 Certification (CFO).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 2, 2011	NETWORK EQUIPMENT TECHNOLOGIES, INC.

By: /s/ C. NICHOLAS KEATING, JR.
President and Chief Executive Officer

By: /s/ DAVID WAGENSELLER
Vice President and Chief Financial Officer (Principal Financial Officer)

By: /s/ KAREN CARTE
Vice President and Chief Accounting Officer (Principal Accounting Officer)