Form 10-Q
period 2011-09-30
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2011-11-08
CIK 752431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________________ to ___________________.

Commission File Number 001-10255

NETWORK EQUIPMENT TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-2904044
(State of incorporation)	(I.R.S. Employer Identification Number)

6900 Paseo Padre Parkway	94555-3660
Fremont, CA	(ZIP Code)
(Address of principal executive office)

(510) 713-7300

(Registrant’s telephone number, including area code)

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
☒Yes  ☐ No

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
☐ Yes  ☒ No

The number of shares outstanding of the registrant's Common Stock, par value $0.01, as of October 28, 2011 was 30,453,000.

NETWORK EQUIPMENT TECHNOLOGIES, INC.

Index

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited — in thousands, except par value)

	September 30, 2011	March 25, 2011
Current assets:
Cash and cash equivalents	$3,705	$2,367
Short-term investments	39,750	56,860
Restricted cash	1,942	2,192
Accounts receivable, net of allowances of $228 at September 30, 2011 and $234 at March 25, 2011	11,007	8,701
Inventories	5,183	4,660
Prepaid expenses and other assets	6,212	5,860
Total current assets	67,799	80,640
Property and equipment, net	3,889	4,435
Other assets	3,592	4,296
Total assets	$75,280	$89,371
Current liabilities:
Accounts payable	$7,262	$5,496
Accrued liabilities	8,769	10,262
Total current liabilities	16,031	15,758
Long-term liabilities:
3¾% convertible senior notes	10,500	10,500
7¼% redeemable convertible subordinated debentures	23,704	23,704
Capital lease obligation, less current portion	92	137
Other long-term liabilities	1,504	1,097
Total long-term liabilities	35,800	35,438
Commitments and contingencies – See Notes 7 and 10
Stockholders’ equity:
Preferred stock ($0.01 par value; 5,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 75,000 shares authorized; 30,453 and 30,389 shares outstanding at September 30, 2011 and March 25, 2011)	304	303
Additional paid-in capital	260,071	258,339
Treasury stock, at cost	(11,723)	(11,532)
Accumulated other comprehensive loss	(2,421)	(2,108)
Accumulated deficit	(222,782)	(206,827)
Total stockholders’ equity	23,449	38,175
Total liabilities and stockholders’ equity	$75,280	$89,371

See accompanying notes to condensed consolidated financial statements

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited — in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30, 2011	September 24, 2010	September 30, 2011	September 24, 2010
Revenue:
Product	$12,951	$16,741	$20,650	$26,728
Service and other	3,477	3,489	7,091	6,983
Total revenue	16,428	20,230	27,741	33,711
Costs of revenue:
Cost of product	8,259	7,305	13,612	12,927
Cost of service and other	2,096	3,018	4,208	6,129
Total cost of revenue	10,355	10,323	17,820	19,056
Gross margin	6,073	9,907	9,921	14,655
Operating expenses:
Sales and marketing	5,208	5,023	9,672	9,756
Research and development	5,136	4,615	9,957	9,654
General and administrative	2,623	3,186	5,121	5,912
Total operating expenses	12,967	12,824	24,750	25,322
Loss from operations	(6,894)	(2,917)	(14,829)	(10,667)
Interest income	97	209	203	433
Interest expense	(553)	(555)	(1,106)	(1,107)
Other income (expense), net	(38)	23	(4)	(58)
Loss before taxes	(7,388)	(3,240)	(15,736)	(11,399)
Income tax provision	147	154	219	205
Net loss	$(7,535)	$(3,394)	$(15,955)	$(11,604)
Basic and diluted net loss per share	$(0.25)	$(0.11)	$(0.53)	$(0.39)
Common and common equivalent shares, basic and diluted	30,405	29,737	30,363	29,731
Condensed Consolidated Statements of Comprehensive Loss:
Net loss	$(7,535)	$(3,394)	$(15,955)	$(11,604)
Other comprehensive loss:
Foreign currency translation adjustments	(266)	(167)	(183)	(261)
Gross unrealized holding gains (losses) on available-for-sale securities	(143)	143	(63)	97
Less: Reclassification adjustments for gains included in net loss	(31)	(20)	(67)	(90)
Comprehensive loss	$(7,975)	$(3,438)	$(16,268)	$(11,858)

See accompanying notes to condensed consolidated financial statements

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited — in thousands)

	Six Months Ended
	September 30, 2011	September 24, 2010
Cash and cash equivalents at beginning of period	$2,367	$4,953
Cash flows from operating activities:
Net loss	(15,955)	(11,604)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and accretion	1,092	1,406
Stock-based compensation expense	1,740	2,913
Loss on disposition of property and equipment	—	19
Provision for deferred income taxes	202	222
Other	—	(1)
Changes in assets and liabilities:
Accounts receivable	(2,306)	(99)
Inventories	(523)	460
Prepaid expenses and other assets	65	2,049
Accounts payable	1,767	(71)
Accrued liabilities	(1,136)	(2,495)
Net cash used in operating activities	(15,054)	(7,201)
Cash flows from investing activities:
Purchase of short-term investments	(15,376)	(20,365)
Proceeds from sales and maturities of short-term investments	32,356	29,858
Purchases of property and equipment	(403)	(846)
Change in restricted cash	250	(1,637)
Net cash provided by investing activities	16,827	7,010
Cash flows from financing activities:
Issuance of common stock	1	42
Repurchase of common stock	(191)	(561)
Payments under capital lease and note payable obligations	(67)	(29)
Net cash used in financing activities	(257)	(548)
Effect of exchange rate changes on cash	(178)	(254)
Net increase (decrease) in cash and cash equivalents	1,338	(993)
Cash and cash equivalents at end of period	$3,705	$3,960

Other cash flow information:
Cash paid during the period for:
Interest	$1,063	$1,056
Non-cash investing activities:
Net unrealized gain (loss) on available-for-sale securities	(130)	7
Assets acquired under capital lease	—	47

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

These financial statements should be read in conjunction with the March 25, 2011 audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for fiscal year 2011, as filed with the SEC. The results of operations for the three and six months ended September 30, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending March 30, 2012 or any future period.

The Company’s fiscal year ends on the last Friday in March. In most years, the fiscal year is 52 weeks, with each quarter comprised of thirteen weeks, which allows comparability of quarter over quarter results. Fiscal year 2012 includes a 53rd week, with the extra week included in the three month period ended September 30, 2011. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position as of September 30, 2011, the results of operations for the three and six months ended September 30, 2011 and September 24, 2010, respectively and the cash flows for the six months ended September 30, 2011 and September 24, 2010, respectively.

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

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(continued)

Revenue on sales through resellers is recognized upon transfer of title to the reseller. Many of the sales to the Company’s resellers are based upon firm commitments from their end customer; as a result, these resellers carry little or no inventory of NET products. For the Company’s Promina, VX, NX and UX products, NET’s customers generally do not have the right to return the equipment. For the Company’s Tenor product line, NET customers are subject to agreements allowing for limited rights of return and price protection. Accordingly, revenues are reduced for the Company’s estimates of liability related to these rights. The estimate for returns is recorded at the time the related sale is recognized and is adjusted periodically based on historical rates of returns and other related factors. The reserves for price protection are recorded at the time these programs are offered. Price protection is estimated based on specific programs, expected usage and historical experience.

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

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(continued)

The change from the residual to the relative selling price method did not have a material impact on the allocation of revenue to the arrangement deliverables, nor did the Company change its assessment of the deliverables contained within its revenue arrangements. The adoption of the new revenue accounting guidance was not material to the Company’s financial results for the three and six months ended September 30, 2011.

Recently Issued Accounting Standards:  In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards CodificationTM (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present income and comprehensive income as part of the statement of changes in stockholders' equity. The Company will adopt this new guidance on the mandatory adoption date of March 31, 2012, the beginning of the Company’s fiscal 2013. We do not anticipate the adoption of this ASU will have any effect upon the Company’s consolidated financial statements.

In May 2011, FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The Company will adopt this new guidance, on a prospective basis, on December 31, 2011, the beginning of the fourth quarter of the Company’s fiscal 2012. We do not anticipate the adoption of this ASU will have a material effect upon the Company’s consolidated financial statements.

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

The adoption of ASU 2010-06 was not material to the Company’s financial results for the three and six months ended September 30, 2011.

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(continued)
Note 2.  Financial Instruments

Short-term investments at September 30, 2011 and March 25, 2011 consisted of the following:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2011
U.S. Treasury notes	$5,860	$5	$(9)	$5,856
U.S. government agencies	9,280	22	(1)	9,301
Corporate notes and bonds	15,153	21	(71)	15,103
Asset backed securities	7,956	27	(2)	7,981
Other debt securities	1,508	1	—	1,509
	$39,757	$76	$(83)	$39,750

March 25, 2011
U.S. Treasury notes	$3,222	$10	$(1)	$3,231
U.S. government agencies	17,297	34	(15)	17,316
Corporate notes and bonds	20,507	66	(13)	20,560
Asset backed securities	14,187	61	(21)	14,227
Other debt securities	1,523	4	(1)	1,526
	$56,736	$175	$(51)	$56,860

The maturities of short-term investments at September 30, 2011 are as follows:

(in thousands)	Amortized Cost	Estimated Market Value
Maturing in one year	$11,247	$11,244
Maturing in one to five years	28,510	28,506
Total	$39,757	$39,750

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(continued)

The following table summarizes the financial assets of the Company measured at fair value on a recurring basis:

(in thousands)		Fair Value Measurements at September 30, 2011, using
	Balance as of September 30, 2011	Level 1	Level 2
Assets:
U.S. Treasury notes(1)	$5,856	$5,856	$—
U.S. government agencies(1)	9,301	—	9,301
Corporate notes and bonds(1)	15,103	—	15,103
Asset backed securities(1)	7,981	—	7,981
Foreign debt issues(1)	1,509	—	1,509
Total	$39,750	$5,856	$33,894

(in thousands)		Fair Value Measurements at March 25, 2011, using
	Balance as of March 25, 2011	Level 1	Level 2
Assets:
U.S. Treasury notes(1)	$3,231	$3,231	$—
U.S. government agencies(1)	17,316	—	17,316
Corporate notes and bonds(1)	20,560	—	20,560
Asset backed securities(1)	14,227	—	14,227
Foreign debt issues(1)	1,526	—	1,526
	56,860	3,231	53,629
Foreign currency derivatives(2)	31	—	31
Total	$56,891	$3,231	$53,660

(1)	Included in short-term investments on the Company’s condensed consolidated balance sheet.

(2)	Included in accounts receivable on the Company’s condensed consolidated balance sheet.

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

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(continued)

Derivative financial instruments are limited to foreign exchange contracts which the Company enters into to hedge certain balance sheet exposures and intercompany balances against future movement in foreign exchange rates. The Company’s primary net foreign currency exposures are in Japanese yen, Euros, and British pounds. The fair value of the Company’s derivative instruments is determined using pricing models based on current market rates. Gains and losses on foreign exchange contracts are included in other income and expense, net, and were not material for any period presented. As of September 30, 2011, the Company had no outstanding foreign exchange contracts.

Note 3. Inventories

Inventories consisted of the following:

(in thousands)	September 30, 2011	March 25, 2011
Purchased components	$3,499	$3,037
Finished goods	1,684	1,623
	$5,183	$4,660

Certain inventories, not expected to be consumed within the next 12 months, are included in the condensed consolidated balance sheet as non-current assets. These inventories were $373,000 and $805,000, respectively, at September 30, 2011 and March 25, 2011.

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

At September 30, 2011, the Company’s deposit on inventory held by Plexus was $4.1 million, of which $1.2 million had been charged to a reserve for excess inventory. The deposit, including the related reserve, is included in prepaid expenses and other assets in the condensed consolidated balance sheets.

The Company regularly evaluates its inventory for lower of cost or market valuation, including inventory held by Plexus and the amount on deposit with Plexus as well as inventory classified as non-current assets. As a result of these evaluations, the Company recorded charges of $80,000 and $327,000, respectively, to cost of revenue in the three and six months ended September 30, 2011 and $42,000 and $333,000, respectively, for the comparable periods ended September 24, 2010.

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(continued)

Note 4.  Loss Per Share

The following table sets forth the computation of the numerator and denominator used in the computation of basic and diluted net loss per share:

(in thousands, except per share amounts)	Three Months Ended		Six Months Ended
	September 30, 2011	September 24, 2010	September 30, 2011	September 24, 2010
Numerator:
Net loss	$(7,535)	$(3,394)	$(15,955)	$(11,604)
Denominator-weighted average shares of common stock outstanding:
Shares used to compute basic and diluted net loss per share	30,405	29,737	30,363	29,731
Basic and diluted net loss per share	$(0.25)	$(0.11)	$(0.53)	$(0.39)

The denominator for basic and diluted net loss per share is the weighted average number of unrestricted common shares outstanding for the periods presented. In periods of net income, the denominator for diluted net income per share also includes potentially dilutive shares, which consist of shares issuable upon the exercise of dilutive stock options and contingently issuable shares. These shares are excluded from the computations of diluted net loss per share for the three and six months ended September 30, 2011 and September 24, 2010 as they are anti-dilutive and would therefore reduce the loss per share. The total amount of such anti-dilutive shares was 60,000 and 121,000, respectively, for the three and six months ended September 30, 2011 and 231,000 and 312,000, respectively, for the comparable periods ended September 24, 2010.

At September 30, 2011, there were 770,000 shares of common stock issuable upon conversion of the 3¾% convertible senior notes and 753,000 shares of common stock issuable upon conversion of the 7¼% redeemable convertible subordinated debentures. For all periods presented, these shares and the related effect of the accrued interest are excluded from the calculation of diluted net loss per share, as their inclusion would be anti-dilutive.

Note 5.  Restructure and Other Costs

There were no charges for restructuring costs in the three and six months ended September 30, 2011 and September 24, 2010.

The liability for restructuring was $337,000 at September 30, 2011 and consisted solely of accrued costs to exit the Company’s former manufacturing facility. Changes in accrued amounts related to restructuring during fiscal 2012 were as follows:

(in thousands)	Restructure Accrual
Balance at March 25, 2011	$915
Payments	(601)
Other (1)	23
Balance at September 30, 2011	$337

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

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(continued)

Note 6.  Income Taxes

The Company recorded tax provisions of $147,000 and $219,000, respectively, for the three and six months ended September 30, 2011 and $154,000 and $205,000, respectively, for the comparable periods ended September 24, 2010. Provisions for income tax are primarily related to the Company’s international operations.

Note 7.  Contractual Obligations and Commercial Contingencies

3¾% Convertible Senior Notes:  In December 2007, the Company issued $85.0 million of 3¾% convertible senior notes due December 15, 2014, in a private placement, of which $10.5 million remained outstanding at September 30, 2011. A note may be converted by a holder, at its option, into shares of the Company’s common stock initially at a conversion rate of 73.3689 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $13.63 per share of common stock (subject to adjustment in certain events), at any time on or prior to December 15, 2014, unless the notes were previously repurchased. If a holder elects to convert its notes in connection with certain fundamental changes, in certain circumstances the conversion rate will increase by a number of additional shares of common stock upon conversion. Upon conversion, a holder generally will not receive any cash payment representing accrued and unpaid interest, if any. The notes are not redeemable by the Company prior to the stated maturity.

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

7¼% Redeemable Convertible Subordinated Debentures:  In May 1989, the Company issued $75.0 million of 7¼% redeemable convertible subordinated debentures due May 15, 2014, of which $23.7 million remained outstanding at September 30, 2011. Each debenture is convertible at the option of the holder into common stock at $31.50 per share and is redeemable at the option of the Company. The debenture holders are entitled to a sinking fund which began May 15, 2000, of 14 annual payments of 5% of the aggregate principal amount of debentures issued ($3.8 million annually), reduced by any redemption or conversion of the debentures. As a result of previous redemptions, the total remaining sinking fund requirement is $1.2 million, which, assuming no further redemptions, will be due as a final sinking fund payment on May 15, 2013.

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

Unearned income:  Deferred revenue, relating to both product and service revenues, was $3.0 million at September 30, 2011.

Contingencies:  In the normal course of business, the Company enters into contractual commitments to purchase services, materials, components, and finished goods from suppliers, mainly its primary contract manufacturer, Plexus. Under the agreement with Plexus, the Company may incur certain liabilities, as described in Note 3.

Contractual obligations and contingencies decreased from $52.5 million at March 25, 2011 to $49.3 million at September 30, 2011. This decrease resulted principally as a result of ongoing interest and operating lease payments.

In 2010, the Company learned that some of its products may have been exported or re-exported in violation of U.S. export laws. Consequently, the Company performed an internal investigation of its export-related activities, which was conducted by outside counsel. Early in fiscal 2011, the Company reported a limited portion of the matter, regarding export of encryption items that may have required an export license prior to shipment, to the U.S. Department of Commerce, Bureau of Industry & Security (“BIS”) and that portion has been closed with the issuance of a warning letter and no penalty. In September 2011, the Company reported the results of the rest of the internal investigation to BIS and to the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”). The disclosure relates to (i) a number of Tenor gateways that were sold to foreign distributors or resellers in non-sanctioned countries and subsequently came within the possession of persons located in sanctioned countries, (ii) related technical support, and (iii) certain e-mail referrals. These transactions all relate to the Quintum Tenor product line and largely relate to activity that occurred prior to NET’s December 2007 acquisition of Quintum. The Company has never had any agreement, commercial arrangement, or other contacts with the governments of sanctioned countries; has no current contacts with sanctioned countries; and has procedures and processes to ensure that no such contact occurs in the future. As a result of the discovery of the events subject to the internal investigation, the Company has enhanced its export compliance program and implemented more stringent export control procedures. If the U.S. government finds the Company has violated one or more export control laws or trade sanctions, the Company could be subject to various penalties. By statute, these penalties can include but are not limited to fines of up to $250,000 for each violation, denial of export privileges, and debarment from participation in U.S. government contracts; and any assessment of penalties could also hurt the Company’s reputation, create negative investor sentiment, and affect the Company’s share value. The Company believes, however, that its cooperation with the U.S. government, its immediate attention to rectifying the issues, and other factors provide a basis for mitigating any penalty that might be imposed. Although it is reasonably possible the Company could incur a loss as a result of penalties relating to these events, the Company cannot at this time determine an estimated cost, if any, or range of costs, for any such penalties or fines that may be incurred upon resolution of this matter. Accordingly, the Company has not made a provision for this matter.

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(continued)

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

Stock options generally become exercisable ratably over a four-year period and expire after seven to ten years. Options may be granted to officers, employees, directors and independent contractors to purchase common stock at a price not less than 100% of the fair market value at the date of grant. There were no stock option exercises in the three and six months ended September 30, 2011. Stock option exercises were none and 10,041 shares, respectively, in the comparable periods ended September 24, 2010.

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

Upon the release of restriction, a portion of the released shares are repurchased from employees by the Company to satisfy withholding-tax obligations arising from the vesting of restricted stock awards. The Company repurchased 33,869 shares from employees in the three months ended September 30, 2011 for a total price of $78,000. For the six months ended September 30, 2011, the Company repurchased 71,326 shares from employees for a total price of $191,000.

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(continued)

Stock Compensation Expense: Stock-based compensation expense for the three months ended September 30, 2011 and September 24, 2010, was as follows:

(in thousands)	Three Months Ended		Six Months Ended
	September 30, 2011	September 24, 2010	September 30, 2011	September 24, 2010
Cost of revenue	$140	$203	$265	$402
Sales and marketing	217	407	444	797
Research and development	299	496	616	1,004
General and administrative	201	361	415	710
	$857	$1,467	$1,740	$2,913

The fair value of the Company’s stock option awards granted to employees was estimated using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	September 30, 2011	September 24, 2010	September 30, 2011	September 24, 2010
Expected term, in years	4.97	4.94	4.97	4.94
Expected volatility	77.85%	74.88%	77.43%	73.24%
Risk-free interest rate	0.96%	1.37%	1.10%	1.79%
Expected dividends	—	—	—	—
Weighted-average fair value	$1.59	$1.96	$1.66	$2.74

Note 9.  Financial Instruments Fair Value Disclosure

The estimated fair values of the Company’s financial instruments at September 30, 2011 and March 25, 2011 were as follows:

(in thousands)	September 30, 2011		March 25, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Short-term investments	$39,750	$39,750	$56,860	$56,860
Liabilities:
3¾% Convertible senior notes	$10,500	$8,709	$10,500	$8,709
7¼% Redeemable convertible subordinated debentures	$23,704	$18,726	$23,704	$21,334

The gross unrealized holding gains (losses) on available-for-sale securities for short term investments recorded in accumulated other comprehensive loss were not material as of September 30, 2011 and March 25, 2011 respectively.

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

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(continued)

Convertible debt: The Company has estimated the approximate fair value of these securities using the quoted market price or trade closest to September 30, 2011. The Company has determined that its convertible debt should be classified as Level 2 within the fair value hierarchy. See Note 2.

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

The foreign exchange forward contracts require the Company to exchange foreign currencies to U.S. dollars or vice versa, and generally mature in one month or less. As of September 30, 2011, the Company had no outstanding foreign exchange forward contracts. As of March 25, 2011, the Company had outstanding foreign exchange forward contracts with aggregate notional amounts of $5.9 million, which had remaining maturities of one month or less. The amounts recorded on the condensed consolidated balance sheets and statements of operations for foreign exchange contracts are not material.

Note 10.  Litigation

A subsidiary of the Company, Quintum Technologies, LLC (Quintum), is party, by interpleader, to three related lawsuits in Greece filed by Lexis SA, a former distributor of Quintum products in Greece. The initial interpleader lawsuit was filed October 26, 2006, at the Multimember First Instance Court of Athens. The first two of these lawsuits were initially filed against Lexis by one of its customers, Advanced Telecom Systems (“ATS”), alleging that a set of hardware and software products acquired for ATS by Lexis failed to perform as a system. The products include Quintum’s hardware product and a software product by another vendor, Ipercom. In these first two lawsuits, the customer (ATS) seeks damages from the distributor (Lexis), and the distributor has interpleaded the product vendors, Quintum and Ipercom, asking them to pay any amounts that Lexis may be ordered to pay to ATS, who seeks a refund of amounts paid for the purchase of the hardware and software, totaling €78,215, and compensation for real and moral damages, totaling €3,480,309. The third lawsuit was initiated by one of ATS’s customers for non delivery of services, which were to be delivered through the system ATS purchased from Lexis. In this lawsuit, the ATS customer seeks various monetary damages totaling €2,859,847. ATS filed an interpleader lawsuit against Lexis and Lexis has filed the same against Quintum and Ipercom. Hearings on all the lawsuits and interpleader lawsuits are currently scheduled for January and February 2012. The Company believes that no reasonable estimate of the possible loss or range of loss can be made as (i) the claims stated in the lawsuits are vague, (ii) the claims as to the responsibility of Quintum do not seem to be founded on a proper substantive basis, (iii) the damages claimed by the plaintiff include moral damages and monetary penalties, which are rarely awarded by the Greek courts without restriction on the amounts of such awards, and (iv) the Company was interpleaded into the lawsuit by other primary defendants such that any potential liability might be apportioned among multiple defendants. Accordingly, the Company is unable to provide a reasonable estimate of the possible loss, other than the amounts claimed, which total €6,418,372. Any awarded sum would bear interest from the date the lawsuits were served, which was February 12, 2009. As no reasonable estimate of the possible loss or range of loss can be made, the Company has not accrued any amounts related to the claim.

In addition to the above, the Company is involved in various legal proceedings from time to time in the normal course of business. As of September 30, 2011, the Company has made no accruals relating to legal contingencies.

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

Today, our solutions are focused on enabling our enterprise and government customers to cost-effectively migrate to next-generation IP networks utilizing real-time communications, including unified communications platforms, cloud-based voice, secure voice applications, and high-speed multiservice wide area networking (“WAN”) transport networks. Our newest product offering, the UX Series, was purpose-built for the unified communications and enterprise “session border controller” markets to enable adoption of new communication technologies and services. Although sales of the UX Series product line to date still comprise but a small amount of our overall sales, we continue to expand the suite of UX Series products. Our voice solutions include the VX Series and the Tenor lines of switching media gateways. Our legacy multi-service solutions include the Promina platform and the NX Series high speed multi-service network exchange platform.

The UX Series is an enhanced gateway with an embedded server that acts a survivable branch appliance, which is a key component for remote-site survivability. The UX Series interoperates with our VX Series and Tenor products and was specifically designed to support upstream deployments with advanced features that give customers high levels of flexibility, scalability, quality of experience, and investment protection through interoperability. The VX Series and Tenor product lines provide enterprise customers with voice interoperability solutions that enable existing private branch exchange (“PBX”) and IP-PBX systems to work together with new UC platforms and IP-based service provider networks offering SIP trunking services. The VX Series also provides IP-based solutions to government agencies requiring high bandwidth efficiency and call performance for secure voice communications. The Tenor product line also provides traditional VoIP switching gateway solutions for SMBs and smaller branch offices within large enterprises.

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

Results of Operations

The following table sets forth selected data derived from our condensed consolidated statements of operations expressed as a percentage of revenue for the periods presented:

	Three Months Ended		Six Months Ended
	September 30, 2011	September 24, 2010	September 30, 2011	September 24, 2010
Percent of revenue
Product	78.8%	82.8%	74.4%	79.3%
Service and other	21.2	17.2	25.6	20.7
Total revenue	100.0	100.0	100.0	100.0

Product gross margin	36.2	56.4	34.1	51.6
Service and other gross margin	39.7	13.5	40.7	12.2
Total gross margin	37.0	49.0	35.8	43.5

Sales and marketing	31.7	24.8	34.9	28.9
Research and development	31.3	22.8	35.9	28.6
General and administrative	16.0	15.6	18.5	17.6
Total operating expenses	79.0	63.2	89.3	75.1
Loss from operations	(42.0)	(14.2)	(53.5)	(31.6)

Interest expense, net	(2.8)	(1.9)	(3.2)	(2.0)
Other income (expense), net	(0.2)	0.1	0.0	(0.2)
Loss before taxes	(45.0)	(16.0)	(56.7)	(33.8)
Income tax provision	0.9	0.8	0.8	0.6
Net loss	(45.9)%	(16.8)%	(57.5)%	(34.4)%

Overview and Highlights

Note: Unless otherwise stated, all references to “fiscal 2012” refer to the three and six months ended September 30, 2011; all references to “fiscal 2011” or “the prior fiscal year” refer to the comparable prior year periods, that is, the three and six months ended September 24, 2010; and all comparative references, such as “increases” and “decreases” or “higher” and “lower”, refer to the current fiscal 2012 period as compared to the comparable fiscal 2011 period.

•
Total revenue decreased in fiscal 2012 due mostly to lower sales to government customers. Sales to the government sector can fluctuate significantly from quarter to quarter, but have declined substantially in recent quarters. The decline is partly attributable to program delays and spending holds by the U.S. government. In addition, our legacy products have seen sales declines and our newer products are targeted for different solutions than the legacy products.  In particular, for our UX Series to achieve broad adoption in the government, we will need to develop additional features required by the government and market the product for new solutions within the government that were not targeted by our prior products.

Index

•
We are transitioning our product line to address unified communications and other new telecommunications opportunities. Sales of our UX Series product, which was introduced in the third quarter of fiscal 2011, are increasing, but we have not yet released a full product family on that platform. Meanwhile, sales have declined for our Promina and other multi-service products, as well as for our VoIP-based VX Series product, primarily due to reduced government sales.

•
Our sector mix and our mix of product sales fluctuate quarter to quarter. Our newer products have not achieved broad market acceptance. Also, spending by government customers fluctuates based on budget allocations, the timely passage of the annual federal budget, and the timing of specific programs and purchasing for those programs. The following table shows elements of our sector mix and our mix of product sales:

(in thousands, except percentages)	Three Months Ended		Six Months Ended
	September 30, 2011	September 24, 2010	September 30, 2011	September 24, 2010
Sector mix:
Revenue from government customers	$8,033	$15,379	$13,998	$25,120
% of total revenue	48.9%	76.0%	50.5%	74.5%
Mix of product sales:
Promina product revenue	$4,259	$6,202	$6,195	$9,505
% of product revenue	32.9%	37.0%	30.0%	35.6%
VoIP-based product revenue	$6,823	$8,613	$11,667	$14,361
% of product revenue	52.7%	51.4%	56.5%	53.7%
Other product revenue	$1,759	$1,868	$2,622	$2,677
% of product revenue	13.6%	11.2%	12.7%	10.0%

•
Product margin was down as a result of reduced sales and a changing mix of products. With reduced sales, we are unable to take advantage of economies of scale, and have also had to take reserves for excess or obsolete inventory. In addition, we had achieved a higher gross margin on our legacy products, which make up a declining portion of our revenue mix, compared to the gross margin for our more recently introduced products. In part, this is because the more recently introduced products have not yet benefitted from on-going cost reduction efforts or volume purchasing.

•
Service margin was up in fiscal 2012 compared to the first quarter of the prior year. Our arrangement with CACI International Inc. (“CACI”) for the sharing of maintenance and other services expired in December, 2010. We now perform these services ourselves, with a relatively small increase in cost, and no longer have the cost of remitting to CACI any payment based on the revenue associated with these services.

•
Expense levels were generally consistent with prior periods. We continue to manage expenses and cash closely. Operating expense in the first six months of fiscal 2012 decreased 2.3% from the prior year, due largely to reduced charges for our headquarters facility lease. In the second quarter of fiscal 2011, we executed a five-year extension of our headquarters facility lease at rental rates favorable to those in the original lease.

Revenue

(in thousands, except percentages)	Three Months Ended			Six Months Ended
	September 30, 2011	September 24, 2010	Change	September 30, 2011	September 24, 2010	Change
Product	$12,951	$16,741	(22.6)%	$20,650	$26,728	(22.7)%
Service and other	3,477	3,489	(0.3)	7,091	6,983	1.5
Total revenue	$16,428	$20,230	(18.8)%	$27,741	$33,711	(17.7)%

Index

The second quarter of fiscal 2012 compared to the second quarter of fiscal 2011

Total revenue decreased, due to a decline in product revenue.

On a sector basis, product revenue from government customers declined $7.2 million, offset in part by a $3.4 million increase in sales to commercial customers. On a product-line basis, the decrease in product revenue was mostly due to reduced sales of our Promina and VX Series products, although international sales of VX Series products were up slightly. Basic VoIP application product sales have remained essentially flat as we shift our focus to more-advanced unified communications, SIP trunking, and other applications supported by our VX Series product and now by our UX Series product.

We expect our mix of product sales and our sector mix to fluctuate quarter to quarter, with commercial sales expected to outpace government sales in fiscal 2012. Sales to our government customers can fluctuate based upon passage of the annual budget and the timing of specific government programs.

Service and other revenue decreased slightly. Fluctuations in our service and other revenue can occur as a result of factors affecting the timing of the recognition of revenue, including customer deployment schedules, contractual acceptance provisions and renewal of annual support agreements.

The six months ended September 30, 2011 compared to the six months ended September 24, 2010

Total revenue decreased, due to a decline in product revenue.

On a sector basis, product revenue from government customers declined $11.0 million, offset in part by a $4.9 million increase in sales to commercial customers. On a product-line basis, the decrease in product revenue was mostly due to reduced sales of our Promina and VX Series products, although international sales of VX Series products were up slightly. Basic VoIP application product sales remained essentially flat.

Service and other revenue increased slightly.

Gross Margin

	Three Months Ended		Six Months Ended
	September 30, 2011	September 24, 2010	September 30, 2011	September 24, 2010
Product gross margin	36.2%	56.4%	34.1%	51.6%
Service and other gross margin	39.7	13.5	40.7	12.2
Total gross margin	37.0%	49.0%	35.8%	43.5%

The second quarter of fiscal 2012 compared to the second quarter of fiscal 2011

Total gross margin decreased as lower product margin outweighed improvements in service and other margin.

Product margin was down primarily due to a lower amount of product revenues available to absorb manufacturing overhead. In addition, lower sales of Promina products contributed to lower product margin, as Promina products have higher gross margin than our more recently introduced products, in part because the more recently introduced products have not yet benefitted from on-going cost reduction efforts or volume purchasing. Product margin can also be affected by inventory reserve charges. As part of our arrangement with our principal contract manufacturer, the manufacturer holds significant amounts of raw materials, components and product inventory on our behalf. Under certain circumstances, we may be required to make deposits on the inventory, and if the inventory continues to remain on hand, to purchase the inventory underlying the deposit. We may subsequently need to write down or write off the inventory. Inventory reserve charges for the second quarters of fiscal 2012 and fiscal 2011 were $80,000 and $42,000, respectively.

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

The six months ended September 30, 2011 compared to the six months ended September 24, 2010

Total gross margin decreased as lower product margin outweighed improvements in service and other margin.

Product margin was down primarily due to a lower amount of product revenues available to absorb manufacturing overhead. In addition, lower sales of Promina products contributed to lower product margin, as Promina products have higher gross margin than our more recently introduced products. Product margin can also be affected by inventory reserve charges which for the six months ended September 30, 2011 and September 24, 2010 were $327,000 and $333,000, respectively.

Index

Service and other gross margin improved due largely to the termination of the revenue sharing arrangement with our former service partner, CACI, in December 2010.

Operating Expenses

	Three Months Ended			Six Months Ended
(in thousands, except percentages)	September 30, 2011	September 24, 2010	Change	September 30, 2011	September 24, 2010	Change
Sales and marketing	$5,208	$5,023	3.7%	$9,672	$9,756	(0.9)%
Research and development	5,136	4,615	11.3	9,957	9,654	3.1
General and administrative	2,623	3,186	(17.7)	5,121	5,912	(13.4)
Total operating expenses	$12,967	$12,824	1.1%	$24,750	$25,322	(2.3)%

Total operating expenses in fiscal 2012 were approximately equal to those recorded in fiscal 2011. Increases in research and development costs were generally offset by lower general and administrative costs. Facilities costs were lower due principally to reduced charges for our headquarters facility lease.

The second quarter of fiscal 2012 compared to the second quarter of fiscal 2011

Sales and marketing expense:

Sales and marketing expense increased by $185,000. Payroll-related costs were higher by $219,000, due principally to higher sales commissions and the extra week in the current period. Other marketing costs were higher by $63,000 due to trade show and certification activities and facilities and administrative costs relating to foreign sales offices increased by $49,000. These cost increases were partially offset by the effect of fewer deployments of products for sales and marketing purposes, which reduced cost by $77,000, and reduced allocated facilities costs which were lower by $70,000.

Research and development expense:

Research and development expense was $521,000 higher due principally to higher headcount and consulting costs. Payroll related costs were higher by $218,000 due partly to the extra week in the current period and also to the effect of increased research and development headcount. Consulting costs increased by $277,000 due to UX1000 development activities. Recruiting and relocation costs were higher by $67,000 due to recruiting costs for new hires. Engineering related expenses, which consisted principally of UX1000 development activities, were $104,000 higher. These cost increases were partially offset by lower allocated facilities costs, which decreased by $128,000.

General and administrative expense:

General and administrative expense was lower by $563,000. Legal costs were lower by $973,000 as costs were incurred in fiscal 2011 but not fiscal 2012 for an internal investigation of export-related activities. Allocated facilities costs were lower by $44,000, and miscellaneous other costs, in the aggregate, were lower by $33,000. These cost decreases were partially offset by a $435,000 increase in consulting costs and an increase of $149,000 in outside services fees, principally for audit and tax services. Payroll related costs were higher by $97,000 due primarily to the extra week in the current period.

The six months ended September 30, 2011 compared to the six months ended September 24, 2010

Sales and marketing expense:

Sales and marketing expense was lower by $84,000. Payroll-related costs were flat period-to-period as higher sales commissions and the effect of the extra week in the current period were offset by the effect of the re-assignment of some technical sales support staff to our service organization in December 2010. Other marketing costs were higher by $92,000 due to trade show and certification activities, and administrative costs relating to foreign sales offices increased by $106,000. These cost increases were partially offset by the effect of fewer deployments of products for sales and marketing purposes in fiscal 2012, which reduced cost by $89,000 and reduced allocated facilities costs, which were lower by $176,000.

Research and development expense:

Research and development expense was higher by $303,000. Consulting costs increased by $604,000 due to UX1000 development activities. Payroll costs were lower by $73,000. Lower stock compensation expense, due to timing of the award and vesting dates of stock grants, offset the effect of the extra week in the current period and the effect of increased research and development headcount. Recruiting and relocation costs were higher by $82,000 due to recruiting costs for new hires. Engineering related expenses, which consisted principally of UX1000 development activities, were $97,000 higher. These cost increases were partially offset by lower allocated facilities costs, which decreased by $364,000, and lower depreciation expense, which decreased by $70,000.

Index

General and administrative expense:

General and administrative expense was lower by $791,000. Legal costs were lower by $1.2 million as costs were incurred in fiscal 2011 but not fiscal 2012 for an internal investigation of export-related activities. Payroll-related costs were lower by $184,000 as the effect of lower general and administrative headcount more than offset the higher costs of the extra week in the second quarter of fiscal 2012. Allocated facilities costs were lower by $136,000, and miscellaneous other costs, in the aggregate, were lower by $72,000. These cost decreases were partially offset by a $462,000 increase in consulting costs and an increase of $298,000 in outside services fees, principally for audit and tax services.

Non-Operating Items

(in thousands, except percentages)	Three Months Ended			Six Months Ended
	September 30, 2011	September 24, 2010	Change	September 30, 2011	September 24, 2010	Change
Interest income	$97	$209	(53.6)%	$203	$433	(53.1)%
Interest expense	$(553)	$(555)	0.4	$(1,106)	$(1,107)	0.1
Other income (expense), net	$(38)	$23	(265.2)	$(4)	$(58)	(93.1)

Interest income was lower in fiscal 2012 due to lower average cash and investment balances and to lower average interest earned on investments. Average cash and investment balances were lower primarily due to the effect of operating losses in the full fiscal year 2011 and in the first six months of fiscal 2012.

Interest expense in fiscal 2012 and 2011 was virtually equivalent, as the balance of long-term debt was identical throughout each of the two periods.

Other income (expense), net, consisted of:

(in thousands)	Three Months Ended		Six Months Ended
	September 30, 2011	September 24, 2010	September 30, 2011	September 24, 2010
Gain (loss) on foreign exchange	$(67)	$3	$(65)	$(144)
Realized gain on investments	31	20	67	90
Other	(2)	—	(6)	(4)
	$(38)	$23	$(4)	$(58)

Income Tax Provision

Income tax provisions were $147,000 and $219,000, respectively, for the three and six months ended September 30, 2011 and $154,000 and $205,000, respectively, for the comparable periods ended September 24, 2010. Provisions for income tax are primarily related to the Company’s international operations.

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been our cash and investment balances, cash provided by operating activities and debt financing activities.

Cash balances:  As of September 30, 2011, cash and cash equivalents, short-term investments and restricted cash were $45.4 million, as compared to $61.4 million as of March 25, 2011. At September 30, 2011, these amounts were invested 46% in U.S. Treasury notes and government agency investments and cash equivalents.

Cash flow from operating activities:

Net cash used by operating activities was $15.1 million in the first six months of fiscal 2012 compared to $7.2 million in the comparable prior year period.

The increase in net cash used in operating activities resulted principally from the greater net loss in fiscal 2012, and, to a lesser extent, by changes in non-cash activities, and changes in asset and liability balances.

Index

The effect of the greater net loss in fiscal 2012 was an increase of $4.4 million in cash used in operating activities. Changes in non-cash activities, principally stock-based compensation expense, contributed another $1.5 million to the increase in cash used in operating activities. Stock-based compensation expense was lower in fiscal 2012 primarily because, at the end of fiscal 2011, the Company ended its program of granting restricted stock to offset salary reductions. Changes in asset and liability balances contributed a further $2.0 million to the decrease in cash used in operating activities.

Cash flow from investing activities:

Net cash provided by investing activities was $16.8 million in the first six months of fiscal 2012 compared to $7.0 million in the comparable prior year period. The principal reason for this change was the net effect upon cash of purchases, sales and maturities of short-term investments. These activities provided net cash of $17.0 million and $9.5 million in fiscal 2012 and 2011, respectively.

We used the cash provided by investing activities in fiscal 2012 principally to fund operating activities.

Cash flow from financing activities:

Net cash used in financing activities was $257,000 in fiscal 2012 compared to $548,000 in fiscal 2011.

The principal financing activity in both fiscal 2012 and fiscal 2011 was repurchases of common stock from employees to satisfy withholding-tax obligations.

Our contractual obligations and contingencies decreased by $3.2 million from March 25, 2011. This decrease was principally due to ongoing interest and operating lease payments. The following table provides a summary of our contractual obligations and other commercial commitments as of September 30, 2011:

Contractual obligations (in thousands)	Total	2012	2013 to 2014	2015 to 2016	After 2016
Long-term debt	$34,204	$—	$1,204	$33,000	$—
Interest on long-term debt	6,534	1,056	4,225	1,253	—
Operating leases	8,396	1,478	3,391	2,551	976
Capital leases	193	48	99	46	—
Total contractual obligations	$49,327	$2,582	$8,919	$36,850	$976

Included in the operating lease amounts are payments on our former manufacturing facility. Of those payments, $71,000, representing the discounted value of the lease payments net of sublease income, is accrued in our restructure liability at September 30, 2011.

We have a contract with a third-party technology supplier that calls for payments by us totaling $2.5 million upon receipt of deliverables meeting certain conditions. We believe it is unlikely these payments will become due or be paid.

We have a long-term income tax liability for uncertain tax positions amounting to $645,000 at September 30, 2011. We cannot currently predict the date of settlement or payment, as the timing of resolution of our liability is highly uncertain.

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

At September 30, 2011, Plexus held inventory related to our products. Our deposit relating to this inventory was $4.1 million and reserves relating to this deposit were $1.2 million. Both the deposit and the related reserves are included in prepaid expenses and other assets on the condensed consolidated balance sheets. Additional deposits may be required under the terms of the agreement.

Index

Other contingencies:  In 2010, we learned that some of our products may have been exported or re-exported in violation of U.S. export laws. Consequently, we performed an internal investigation of our export-related activities, which was conducted by outside counsel. Early in fiscal 2011, we reported a limited portion of the matter, regarding export of encryption items that may have required an export license prior to shipment, to the U.S. Department of Commerce, Bureau of Industry & Security (“BIS”) and that portion has been closed with the issuance of a warning letter and no penalty. In September 2011, we reported the results of the rest of the internal investigation to BIS and to the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”). The disclosure relates to (i) a number of Tenor gateways that were sold to foreign distributors or resellers in non-sanctioned countries and subsequently came within the possession of persons located in sanctioned countries, (ii) related technical support, and (iii) certain e-mail referrals. These transactions all relate to the Quintum Tenor product line and largely relate to activity that occurred prior to NET’s December 2007 acquisition of Quintum. The Company has never had any agreement, commercial arrangement, or other contacts with the governments of sanctioned countries; has no current contacts with sanctioned countries; and has procedures and processes to ensure that no such contact occurs in the future. As a result of the discovery of the events subject to the internal investigation, we have enhanced our export compliance program and implemented more stringent export control procedures. If the U.S. government finds that we have violated one or more export control laws or trade sanctions, we could be subject to various penalties. By statute, these penalties can include but are not limited to fines of up to $250,000 for each violation, denial of export privileges, and debarment from participation in U.S. government contracts; and any assessment of penalties could also hurt the Company’s reputation, create negative investor sentiment, and affect the Company’s share value. We believe, however, that our cooperation with the U.S. government, our immediate attention to rectifying the issues, and other factors provide a basis for mitigating any penalty that might be imposed. Although it is reasonably possible that we could incur a loss as a result of penalties relating to these events, we cannot at this time determine an estimated cost, if any, or range of costs, for any such penalties or fines that may be incurred upon resolution of this matter. Accordingly, we have not made a provision for this matter.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following are the material changes for the six months ended September 30, 2011 from the information reported under Part II, Item 7A of our Form 10-K for the fiscal year ended March 25, 2011:

A 10% change in market interest rates would change the fair value of our investment portfolio by $19,000, as compared to a change of $44,000 as of March 25, 2011.

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

The fair value of the 3¾% convertible senior notes was $8.7 million as of both September 30, 2011 and March 25, 2011. The fair value of the 7¼% redeemable convertible subordinated debentures was $18.7 million at September 30, 2011 and $21.3 million at March 25, 2011.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, management, under the supervision and with the participation of the chief executive officer (“CEO”) and chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) at the end of the period covered by this report as well as any changes in disclosure controls and procedures that occurred during the period covered by this report. Our management, including our CEO and CFO, has concluded that our disclosure controls and procedures are effective as of September 30, 2011.

Index

No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A subsidiary of the Company, Quintum Technologies, LLC (Quintum), is party, by interpleader, to three related lawsuits in Greece filed by Lexis SA, a former distributor of Quintum products in Greece. The initial interpleader lawsuit was filed October 26, 2006, at the Multimember First Instance Court of Athens. The first two of these lawsuits were initially filed against Lexis by one of its customers, Advanced Telecom Systems (“ATS”), alleging that a set of hardware and software products acquired for ATS by Lexis failed to perform as a system. The products include Quintum’s hardware product and a software product by another vendor, Ipercom. In these first two lawsuits, the customer (ATS) seeks damages from the distributor (Lexis), and the distributor has interpleaded the product vendors, Quintum and Ipercom, asking them to pay any amounts that Lexis may be ordered to pay to ATS, who seeks a refund of amounts paid for the purchase of the hardware and software, totaling €78,215, and compensation for real and moral damages, totaling €3,480,309. The third lawsuit was initiated by one of ATS’s customers for non delivery of services, which were to be delivered through the system ATS purchased from Lexis. In this lawsuit, the ATS customer seeks various monetary damages totaling €2,859,847. ATS filed an interpleader lawsuit against Lexis and Lexis has filed the same against Quintum and Ipercom. Hearings on all the lawsuits and interpleader lawsuits are currently scheduled for January and February 2012. We believe that no reasonable estimate of the possible loss or range of loss can be made as (i) the claims stated in the lawsuits are vague, (ii) the claims as to the responsibility of Quintum do not seem to be founded on a proper substantive basis, (iii) the damages claimed by the plaintiff include moral damages and monetary penalties, which are rarely awarded by the Greek courts without restriction on the amounts of such awards, and (iv) the Company was interpleaded into the lawsuit by other primary defendants such that any potential liability might be apportioned among multiple defendants. Accordingly, we are unable to provide a reasonable estimate of the possible loss, other than the amounts claimed, which total €6,418,372. Any awarded sum would bear interest from the date the lawsuits were served, which was February 12, 2009. As no reasonable estimate of the possible loss or range of loss can be made, we have not accrued any amounts related to the claim.

In addition to the above, we are involved in various legal proceedings from time to time in the normal course of business.

ITEM 1A. RISK FACTORS

Our business is subject to the risks and uncertainties described in our most recent annual report on Form 10-K. There may be additional risks that have not yet been identified and risks that are not material now but could become material. Any one of these risks could hurt our business, results of operations or financial condition. Investors should carefully review the risk factors described in our most recent Annual Report on Form 10-K and our subsequently filed reports on Form 10-Q. There are no changes to the risk factors included in our most recent annual report on Form 10-K.

Index

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Common Stock

The following table reflects purchases made by the Company of its common stock during the quarter ended September 30, 2011:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs

June 25 – July 22, 2011	—	—	—	$—
July 23 – August 19, 2011	33,869	$2.30	—	$—
August 20 – September 30, 2011	—	—	—	$—
	33,869	$2.30	—	$—

(1)	During the quarter ended September 30, 2011, 33,869 shares were acquired directly from employees as payment of tax withholding obligations upon vesting of restricted stock awards.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

Index

ITEM 6.  EXHIBITS

(a)	Exhibits

31.1*	Rule 13a-14(a) Certification (CEO).
31.2*	Rule 13a-14(a) Certification (CFO).
32.1*	Section 1350 Certification (CEO).
32.2*	Section 1350 Certification (CFO).
101**
The following materials from Network Equipment Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2011	NETWORK EQUIPMENT TECHNOLOGIES, INC.

	By:	/s/	C. NICHOLAS KEATING, JR.
C. Nicholas Keating, Jr.
President and Chief Executive Officer

	By:	/s/	DAVID WAGENSELLER
David Wagenseller
Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/	KAREN CARTE
Karen Carte
Vice President and Chief Accounting Officer (Principal Accounting Officer)