Form 10-Q
period 2011-12-30
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2012-02-08
CIK 752431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 30, 2011.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________________ to ___________________.

Commission File Number 001-10255

NETWORK EQUIPMENT TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-2904044
(State of incorporation)	(I.R.S. Employer Identification Number)

6900 Paseo Padre Parkway Fremont, CA	94555-3660
(Address of principal executive office)	(ZIP Code)

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
☐ Yes  ☒ No

The number of shares outstanding of the registrant's Common Stock, par value $0.01, as of January 27, 2012 was 30,507,000.

NETWORK EQUIPMENT TECHNOLOGIES, INC.

Index

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited — in thousands, except par value)

	December 30, 2011	March 25, 2011
Current assets:
Cash and cash equivalents	$3,832	$2,367
Short-term investments	31,104	56,860
Restricted cash	1,942	2,192
Accounts receivable, net of allowances of $235 at December 30, 2011 and $234 at March 25, 2011	11,637	8,701
Inventories	3,639	2,991
Prepaid expenses and other assets	4,150	5,860
Total current assets	56,304	78,971
Property and equipment, net	3,728	4,435
Other assets	4,777	5,965
Total assets	$64,809	$89,371
Current liabilities:
Accounts payable	$3,940	$5,496
Accrued liabilities	9,338	10,262
Total current liabilities	13,278	15,758
Long-term liabilities:
3¾% convertible senior notes	10,500	10,500
7¼% redeemable convertible subordinated debentures	23,704	23,704
Capital lease obligation, less current portion	82	137
Other long-term liabilities	1,474	1,097
Total long-term liabilities	35,760	35,438
Commitments and contingencies – See Notes 7 and 10
Stockholders’ equity:
Preferred stock ($0.01 par value; 5,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 75,000 shares authorized; 30,507 and 30,389 shares outstanding at December 30, 2011 and March 25, 2011)	305	303
Additional paid-in capital	260,783	258,339
Treasury stock, at cost	(11,783)	(11,532)
Accumulated other comprehensive loss	(2,388)	(2,108)
Accumulated deficit	(231,146)	(206,827)
Total stockholders’ equity	15,771	38,175
Total liabilities and stockholders’ equity	$64,809	$89,371

See accompanying notes to condensed consolidated financial statements

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited — in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 30, 2011	December 24, 2010	December 30, 2011	December 24, 2010
Revenue:
Product	$7,094	$10,553	$27,744	$37,281
Service and other	4,112	3,368	11,203	10,351
Total revenue	11,206	13,921	38,947	47,632
Costs of revenue:
Cost of product	5,233	6,163	18,845	19,090
Cost of service and other	2,043	2,699	6,251	8,828
Total cost of revenue	7,276	8,862	25,096	27,918
Gross margin	3,930	5,059	13,851	19,714
Operating expenses:
Sales and marketing	4,736	5,320	14,408	15,076
Research and development	4,640	4,803	14,597	14,457
General and administrative	2,305	2,237	7,426	8,149
Restructure and other costs	—	297	—	297
Total operating expenses	11,681	12,657	36,431	37,979
Loss from operations	(7,751)	(7,598)	(22,580)	(18,265)
Interest income	74	298	277	731
Interest expense	(552)	(554)	(1,658)	(1,661)
Other income (expense), net	(78)	65	(82)	7
Loss before taxes	(8,307)	(7,789)	(24,043)	(19,188)
Income tax provision	57	33	276	238
Net loss	$(8,364)	$(7,822)	$(24,319)	$(19,426)
Basic and diluted net loss per share	$(0.27)	$(0.26)	$(0.80)	$(0.65)
Common and common equivalent shares, basic and diluted	30,483	29,848	30,374	29,814
Condensed Consolidated Statements of Comprehensive Loss:
Net loss	$(8,364)	$(7,822)	$(24,319)	$(19,426)
Other comprehensive loss:
Foreign currency translation adjustments	31	(23)	(152)	(284)
Gross unrealized holding losses on available-for-sale securities	(4)	(168)	(67)	(71)
Less: Reclassification adjustments for gains included in net loss	6	(57)	(61)	(147)
Comprehensive loss	$(8,331)	$(8,070)	$(24,599)	$(19,928)

See accompanying notes to condensed consolidated financial statements

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited — in thousands)

	Nine Months Ended
	December 30, 2011	December 24, 2010
Cash and cash equivalents at beginning of period	$2,367	$4,953
Cash flows from operating activities:
Net loss	(24,319)	(19,426)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and accretion	1,601	1,946
Stock-based compensation expense	2,454	4,504
Loss on disposition of property and equipment	—	28
Provision for deferred income taxes	275	203
Other	—	(1)
Changes in assets and liabilities:
Accounts receivable	(2,936)	4,196
Inventories	(648)	1,018
Prepaid expenses and other assets	2,487	2,092
Accounts payable	(1,555)	(1,344)
Accrued liabilities	(605)	(4,611)
Net cash used in operating activities	(23,246)	(11,395)
Cash flows from investing activities:
Purchase of short-term investments	(23,469)	(33,405)
Proceeds from sales and maturities of short-term investments	49,097	48,929
Purchases of property and equipment	(680)	(1,284)
Change in restricted cash	250	(1,637)
Net cash provided by investing activities	25,198	12,603
Cash flows from financing activities:
Issuance of common stock	1	289
Repurchase of common stock	(253)	(863)
Payments under capital lease and note payable obligations	(101)	(47)
Net cash used in financing activities	(353)	(621)
Effect of exchange rate changes on cash	(134)	(281)
Net increase in cash and cash equivalents	1,465	306
Cash and cash equivalents at end of period	$3,832	$5,259

Other cash flow information:
Cash paid during the period for:
Interest	$2,122	$2,112
Non-cash investing activities:
Net unrealized loss on available-for-sale securities	(128)	(218)
Assets acquired under capital lease	—	47

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

Liquidity:  With the exception of fiscal 2008, the Company has incurred net losses since fiscal 1998. The Company believes that existing cash, cash equivalents and short-term investments will be sufficient to fund operations for at least the next twelve months. However, if the effects of the restructuring that the Company commenced in January 2012 are not materially consistent with management’s expectations, the Company may encounter cash flow and liquidity issues during that period, which may require the Company to evaluate alternatives and take appropriate steps to address such issues, either by further reducing cash consumption, raising additional capital, or a combination of measures. If such steps are needed the Company cannot be assured that it will be able either to sufficiently reduce cash consumption without adverse effects on its business or to obtain additional capital on acceptable terms, if at all.

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

These financial statements should be read in conjunction with the March 25, 2011 audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for fiscal year 2011, as filed with the SEC. The results of operations for the three and nine months ended December 30, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending March 30, 2012 or any future period.

The Company’s fiscal year ends on the last Friday in March. In most years, the fiscal year is 52 weeks, with each quarter comprised of thirteen weeks, which allows comparability of quarter over quarter results. Fiscal year 2012 includes a 53rd week, with the extra week included in the three month period ended September 30, 2011. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position as of December 30, 2011, the results of operations for the three and nine months ended December 30, 2011 and December 24, 2010, respectively and the cash flows for the nine months ended December 30, 2011 and December 24, 2010, respectively.

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

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(Continued)

The change from the residual to the relative selling price method did not have a material impact on the allocation of revenue to the arrangement deliverables, nor did the Company change its assessment of the deliverables contained within its revenue arrangements. The adoption of the new revenue accounting guidance was not material to the Company’s financial results for the three and nine months ended December 30, 2011.

Recently Issued Accounting Standards:  In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards CodificationTM (Codification) to allow an entity the option to present income and comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. In December 2011, the FASB issued guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments. The Company will adopt this new guidance on the mandatory adoption date of March 31, 2012, the beginning of the Company’s fiscal 2013. We do not anticipate the adoption of this ASU will have any effect upon the Company’s consolidated financial statements.

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

The adoption of ASU 2010-06 was not material to the Company’s financial results for the three and nine months ended December 30, 2011.

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(Continued)

Note 2.  Financial Instruments

Short-term investments at December 30, 2011 and March 25, 2011 consisted of the following:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 30, 2011
U.S. Treasury notes	$3,324	$3	$(4)	$3,323
U.S. government agencies	6,400	12	(4)	6,408
Corporate notes and bonds	14,798	13	(35)	14,776
Asset backed securities	5,581	14	(3)	5,592
Other debt securities	1,005	—	—	1,005
	$31,108	$42	$(46)	$31,104
March 25, 2011
U.S. Treasury notes	$3,222	$10	$(1)	$3,231
U.S. government agencies	17,297	34	(15)	17,316
Corporate notes and bonds	20,507	66	(13)	20,560
Asset backed securities	14,187	61	(21)	14,227
Other debt securities	1,523	4	(1)	1,526
	$56,736	$175	$(51)	$56,860

The maturities of short-term investments at December 30, 2011 are as follows:

(in thousands)	Amortized Cost	Estimated Market Value
Maturing in one year	$7,299	$7,291
Maturing in one to five years	23,809	23,813
Total	$31,108	$31,104

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(Continued)

The following table summarizes the financial assets of the Company measured at fair value on a recurring basis:

(in thousands)		Fair Value Measurements at December 30, 2011, using
	Balance as of December 30, 2011	Level 1	Level 2
Assets:
U.S. Treasury notes(1)	$3,323	$3,323	$—
U.S. government agencies(1)	6,408	—	6,408
Corporate notes and bonds(1)	14,776	—	14,776
Asset backed securities(1)	5,592	—	5,592
Foreign debt issues(1)	1,005	—	1,005
Total	$31,104	$3,323	$27,781

(in thousands)		Fair Value Measurements at March 25, 2011, using
	Balance as of March 25, 2011	Level 1	Level 2
Assets:
U.S. Treasury notes(1)	$3,231	$3,231	$—
U.S. government agencies(1)	17,316	—	17,316
Corporate notes and bonds(1)	20,560	—	20,560
Asset backed securities(1)	14,227	—	14,227
Foreign debt issues(1)	1,526	—	1,526
	56,860	3,231	53,629
Foreign currency derivatives(2)	31	—	31
Total	$56,891	$3,231	$53,660

(1)	Included in short-term investments on the Company’s condensed consolidated balance sheet.

(2)	Included in accounts receivable on the Company’s condensed consolidated balance sheet.

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

Derivative financial instruments are limited to foreign exchange contracts which the Company enters into to hedge certain balance sheet exposures and intercompany balances against future movement in foreign exchange rates. The Company’s primary net foreign currency exposures are in Japanese yen, Euros, and British pounds. The fair value of the Company’s derivative instruments is determined using pricing models based on current market rates. Gains and losses on foreign exchange contracts are included in other income and expense, net, and were not material for any period presented. As of December 30, 2011, the Company had no outstanding foreign exchange contracts.

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(Continued)

Note 3. Inventories

Inventories consisted of the following:

(in thousands)	December 30, 2011	March 25, 2011
Purchased components	$2,248	$1,368
Finished goods	1,391	1,623
	$3,639	$2,991

Certain inventories, not expected to be consumed within the next 12 months, are included in the condensed consolidated balance sheet as non-current assets. These inventories were $1.6 million and $2.5 million, respectively, at December 30, 2011 and March 25, 2011.

Subsequent to the issuance of the fiscal 2011 consolidated financial statements, management determined that certain inventories, not expected to be consumed within the next 12 months were reflected in the consolidated balance sheet as current assets within inventories. These inventories should have been reflected as noncurrent and included within other assets. Management has corrected this error by reclassifying $1.7 million of inventories as follows:

•	Inventories for fiscal year 2011 originally reported of $4.7 million were corrected to $3.0 million.

•	Other assets for fiscal year 2011 originally reported of $4.3 million were corrected to $6.0 million.

The corrections did not affect the total assets previously reported. In addition, management has corrected the following:

•	Long term inventory for fiscal year 2011 previously disclosed in footnote 4 and 5 has been increased from $805,000 to $2.5 million.

•	Change in inventories in the condensed consolidated statement of cash flows for the nine months ended December 24, 2010 originally reported of $(407,000) was corrected to $1.0 million.

•
Change in prepaid expenses and other assets in the condensed consolidated statement of cash flows for the nine months ended December 24, 2010 originally reported of $3.5 million was corrected to $2.1 million.

The corrections did not affect the net cash used in operating activities.

The foregoing corrections are not considered material by management.

Under the Company’s agreement with its primary contract manufacturer, Plexus Corp. (Plexus), the Company maintains a level of control over parts procurement, design, documentation, and selection of approved suppliers. The Company is generally liable for any termination or cancellation of product orders, as well as excess and obsolete material, which can result, for example, from an engineering change, product obsolescence, or inaccurate component forecasting. Under the agreement, Plexus is to procure raw materials and begin manufacturing of products in accordance with the Company’s forecasts. If certain purchased raw materials or certain work-in-process items are held for greater than 90 days, the Company must make deposits on the aging inventory, although Plexus must make efforts to minimize the Company’s liability for the aging inventory, including returning materials to suppliers, canceling orders with suppliers, or using materials to manufacture product for its other customers. If raw material or in-process inventories are still unused and have been held for more than nine months, the Company must take ownership and pay for the aged inventory. Alternatively, if there is forecasted demand for such inventory, the Company must pay a management fee for Plexus to retain such inventory. If the forecasted demand does not materialize the Company must take ownership and pay for such inventory. This activity may increase the Company’s owned inventories. The term of the Company’s agreement with Plexus currently runs to December 31, 2012, with automatic renewal for additional one-year terms unless either party gives notice of intent not to renew, and subject to either party’s right to terminate upon six month’s notice.

At December 30, 2011, the Company’s deposit on inventory held by Plexus was $2.7 million, of which $1.2 million had been charged to a reserve for excess inventory. The deposit, including the related reserve, is included in prepaid expenses and other assets in the condensed consolidated balance sheets.

The Company regularly evaluates its inventory for lower of cost or market valuation, including inventory held by Plexus and the amount on deposit with Plexus as well as inventory classified as non-current assets. If the Company believes that demand no longer allows it to sell its inventory above cost, or at all, then the Company writes down that inventory to market or writes off excess inventory. As a result of these evaluations, the Company recorded charges of $359,000 and $686,000, respectively, to cost of revenue in the three and nine months ended December 30, 2011 and $53,000 and $386,000, respectively, for the comparable periods ended December 24, 2010.

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(Continued)

Note 4.  Loss Per Share

The following table sets forth the computation of the numerator and denominator used in the computation of basic and diluted net loss per share:

(in thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	December 30, 2011	December 24, 2010	December 30, 2011	December 24, 2010
Numerator:
Net loss	$(8,364)	$(7,822)	$(24,319)	$(19,426)
Denominator-weighted average shares of common stock outstanding:
Shares used to compute basic and diluted net loss per share	30,483	29,848	30,374	29,814
Basic and diluted net loss per share	$(0.27)	$(0.26)	$(0.80)	$(0.65)

The denominator for basic and diluted net loss per share is the weighted average number of unrestricted common shares outstanding for the periods presented. In periods of net income, the denominator for diluted net income per share also includes potentially dilutive shares, which consist of shares issuable upon the exercise of dilutive stock options and contingently issuable shares. These shares are excluded from the computations of diluted net loss per share for the three and nine months ended December 30, 2011 and December 24, 2010 as they are anti-dilutive and would therefore reduce the loss per share. The total amount of such anti-dilutive shares was 9,000 and 117,000, respectively, for the three and nine months ended December 30, 2011 and 181,000 and 212,000, respectively, for the comparable periods ended December 24, 2010.

At December 30, 2011, there were 770,000 shares of common stock issuable upon conversion of the 3¾% convertible senior notes and 753,000 shares of common stock issuable upon conversion of the 7¼% redeemable convertible subordinated debentures. For all periods presented, these shares and the related effect of the accrued interest are excluded from the calculation of diluted net loss per share, as their inclusion would be anti-dilutive.

Note 5.  Restructure and Other Costs

There were no charges for restructuring costs in the three and nine months ended December 30, 2011. Restructuring costs of $297,000 for the three and nine months ended December 24, 2010 related to net charges for employee separation costs.

Changes in accrued amounts related to restructuring during fiscal 2012 were as follows:

(in thousands)	Restructure Accrual
Balance at March 25, 2011	$915
Payments	(948)
Other (1)	33
Balance at December 30, 2011	$—

(1)
Consists primarily of accretion of implied interest on the remaining liability for lease and other exit costs associated with the Company’s former manufacturing facility which is reflected in general and administrative expense in the condensed consolidated statement of operations and comprehensive loss. As the lease term for the Company’s former manufacturing facility ended in December 2011, there is no remaining liability related to that facility at December 30, 2011.

In January 2012, the Company implemented a workforce reduction as part of an effort to bring the Company’s operating expenses more in line with revenues and preserve capital resources. See Note 11.

Note 6.  Income Taxes

The Company recorded tax provisions of $57,000 and $276,000, respectively, for the three and nine months ended December 30, 2011 and $33,000 and $238,000, respectively, for the comparable periods ended December 24, 2010. Provisions for income tax are primarily related to the Company’s international operations.

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(Continued)

Note 7.  Contractual Obligations and Commercial Contingencies

3¾% Convertible Senior Notes:  In December 2007, the Company issued $85.0 million of 3¾% convertible senior notes due December 15, 2014, in a private placement, of which $10.5 million remained outstanding at December 30, 2011. A note may be converted by a holder, at its option, into shares of the Company’s common stock initially at a conversion rate of 73.3689 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $13.63 per share of common stock (subject to adjustment in certain events), at any time on or prior to December 15, 2014, unless the notes were previously repurchased. If a holder elects to convert its notes in connection with certain fundamental changes, in certain circumstances the conversion rate will increase by a number of additional shares of common stock upon conversion. Upon conversion, a holder generally will not receive any cash payment representing accrued and unpaid interest, if any. The notes are not redeemable by the Company prior to the stated maturity.

Upon the occurrence of certain fundamental changes including, without limitation, an acquisition of voting control of the Company, the liquidation or dissolution of the Company, or the Company’s common stock ceasing to be traded on a U.S. national securities exchange, a holder may require the Company to purchase for cash all or any part of its notes at a purchase price equal to 100% of the principal amount plus any accrued and unpaid interest (including additional interest, if any) up until, but not including, the fundamental change date.

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

7¼% Redeemable Convertible Subordinated Debentures:  In May 1989, the Company issued $75.0 million of 7¼% redeemable convertible subordinated debentures due May 15, 2014, of which $23.7 million remained outstanding at December 30, 2011. Each debenture is convertible at the option of the holder into common stock at $31.50 per share and is redeemable at the option of the Company. The debenture holders are entitled to a sinking fund which began May 15, 2000, of 14 annual payments of 5% of the aggregate principal amount of debentures issued ($3.8 million annually), reduced by any redemption or conversion of the debentures. As a result of previous redemptions, the total remaining sinking fund requirement is $1.2 million, which, assuming no further redemptions, will be due as a final sinking fund payment on May 15, 2013.

License and Development Agreement: The Company is a party to a license and development agreement with a third-party technology supplier, under which the Company acquired a license to manufacture and distribute the supplier’s high-speed networking platform. The Company agreed to pay an additional $5.0 million in four equal installments to the supplier for the advanced platform and an extended exclusive right to market. The first two installments were paid in fiscal 2008 and the Company does not believe that the remaining two installments, which were to be due upon delivery of future enhancements, will ever become due.

Unearned income:  Deferred revenue, relating to both product and service revenues, was $4.1 million at December 30, 2011.

Contingencies:  In the normal course of business, the Company enters into contractual commitments to purchase services, materials, components, and finished goods from suppliers, mainly its primary contract manufacturer, Plexus. Under the agreement with Plexus, the Company may incur certain liabilities, as described in Note 3.

Contractual obligations and contingencies decreased from $52.5 million at March 25, 2011 to $47.3 million at December 30, 2011. This decrease resulted principally as a result of ongoing interest and operating lease payments.

In 2010, the Company learned that some of its products may have been exported or re-exported in violation of U.S. export laws. Consequently, the Company performed an internal investigation of its export-related activities, which was conducted by outside counsel. Early in fiscal 2011, the Company reported a limited portion of the matter, regarding export of encryption items that may have required an export license prior to shipment, to the U.S. Department of Commerce, Bureau of Industry & Security (“BIS”). That portion has been closed with the issuance of a warning letter and no penalty. In September 2011, the Company reported the results of the rest of the internal investigation to BIS and to the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”). The disclosure relates to (i) a number of Tenor gateways that were sold to foreign distributors or resellers in non-sanctioned countries and subsequently came within the possession of persons located in sanctioned countries, (ii) related technical support, and (iii) certain e-mail referrals. These transactions all relate to the Quintum Tenor product line and largely relate to activity that occurred prior to NET’s December 2007 acquisition of Quintum. If the U.S. government finds the Company has violated one or more export control laws or trade sanctions, the Company could be subject to various penalties. By statute, these penalties can include but are not limited to fines of up to $250,000 for each violation, denial of export privileges, and debarment from participation in U.S. government contracts. The Company believes, however, that its cooperation with the U.S. government, its immediate attention to rectifying the issues, and other factors provide a basis for mitigating any penalty that might be imposed. Although it is reasonably possible the Company could incur a loss as a result of penalties relating to these events, the Company cannot at this time determine an estimated cost, if any, or range of costs, for any such penalties or fines that may be incurred upon resolution of this matter. Accordingly, the Company has not made a provision for this matter.

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

Stock options generally become exercisable ratably over a four-year period and expire after seven to ten years. Options may be granted to officers, employees, directors and independent contractors to purchase common stock at a price not less than 100% of the fair market value at the date of grant. There were no stock option exercises in the three and nine months ended December 30, 2011. Stock option exercises were none and 10,041 shares, respectively, in the comparable periods ended December 24, 2010.

Restricted stock awards (“RSAs”) granted under the equity plans are independent of option grants and are subject to restrictions. RSAs, which have been issued since fiscal 2007, are subject to forfeiture if employment or services are terminated prior to the release of restrictions, which generally occurs on a ratable basis over one to two years from the date of grant. Until the restriction is released, the shares cannot be transferred. These shares are considered as issued and outstanding at the time of grant, as the stock award holders are entitled to many of the rights of a stockholder, including  cash dividend and voting rights. The cost of the awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse.

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

Upon the release of restriction, a portion of the released shares are repurchased from employees by the Company to satisfy withholding-tax obligations arising from the vesting of restricted stock awards. The Company repurchased 29,803 shares from employees in the three months ended December 30, 2011 for a total price of $60,000. For the nine months ended December 30, 2011, the Company repurchased 101,129 shares from employees for a total price of $251,000.

Stock Compensation Expense: Stock-based compensation expense for the three and nine months ended December 30, 2011 and December 24, 2010, was as follows:

(in thousands)	Three Months Ended		Nine Months Ended
	December 30, 2011	December 24, 2010	December 30, 2011	December 24, 2010
Cost of revenue	$133	$220	$398	$622
Sales and marketing	179	473	623	1,270
Research and development	230	562	846	1,566
General and administrative	172	336	587	1,046
	$714	$1,591	$2,454	$4,504

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(Continued)

The fair value of the Company’s stock option awards granted to employees was estimated using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	December 30, 2011	December 24, 2010	December 30, 2011	December 24, 2010
Expected term, in years	4.97	4.94	4.97	4.94
Expected volatility	79.67%	75.99%	77.68%	73.31%
Risk-free interest rate	0.83%	2.09%	1.07%	1.80%
Expected dividends	—	—	—	—
Weighted-average fair value	$1.20	$2.28	$1.61	$2.73

At December 30, 2011, the total compensation cost related to unvested stock-based awards not yet recognized, net of estimated forfeitures, was approximately $3.5 million, which will be adjusted for subsequent changes in estimated forfeitures. The weighted-average period during which the cost will be amortized was approximately 2.0 years.

Note 9.  Financial Instruments Fair Value Disclosure

The estimated fair values of the Company’s financial instruments at December 30, 2011 and March 25, 2011 were as follows:

(in thousands)	December 30, 2011		March 25, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Short-term investments	$31,104	$31,104	$56,860	$56,860
Liabilities:
3¾% Convertible senior notes	$10,500	$5,490	$10,500	$8,709
7¼% Redeemable convertible subordinated debentures	$23,704	$15,955	$23,704	$21,334

The gross unrealized holding gains (losses) on available-for-sale securities for short term investments recorded in accumulated other comprehensive loss were not material as of December 30, 2011 and March 25, 2011 respectively.

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

Convertible debt: The Company has estimated the approximate fair value of these securities using the quoted market price or trade closest to December 30, 2011. The Company has determined that its convertible debt should be classified as Level 2 within the fair value hierarchy. See Note 2.

Foreign exchange contracts:  The Company does not use derivative financial instruments for speculative or trading purposes. At times, the Company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movement in foreign exchange rates. Gains and losses on the foreign exchange contracts are included in other income and expense, net, which offset foreign exchange gains or losses from revaluation of foreign currency-denominated balance sheet items and intercompany balances.

The foreign exchange forward contracts require the Company to exchange foreign currencies to U.S. dollars or vice versa, and generally mature in one month or less. As of December 30, 2011, the Company had no outstanding foreign exchange forward contracts. As of March 25, 2011, the Company had outstanding foreign exchange forward contracts with aggregate notional amounts of $5.9 million, which had remaining maturities of one month or less. The amounts recorded on the condensed consolidated balance sheets and statements of operations for foreign exchange contracts are not material.

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(Continued)

Note 10.  Litigation

A subsidiary of the Company, Quintum Technologies, LLC (Quintum), is party, by interpleader, to three related lawsuits in Greece filed by Lexis SA, a former distributor of Quintum products in Greece. The initial interpleader lawsuit was filed October 26, 2006, at the Multimember First Instance Court of Athens. The first two of these lawsuits were initially filed against Lexis by one of its customers, Advanced Telecom Systems (“ATS”), alleging that a set of hardware and software products acquired for ATS by Lexis failed to perform as a system. The products include Quintum’s hardware product and a software product by another vendor, Ipercom. In these first two lawsuits, the customer (ATS) seeks damages from the distributor (Lexis), and the distributor has interpleaded the product vendors, Quintum and Ipercom, asking them to pay any amounts that Lexis may be ordered to pay to ATS, who seeks a refund of amounts paid for the purchase of the hardware and software, totaling €78,215, and compensation for real and moral damages, totaling €3,480,309. The third lawsuit was initiated by one of ATS’s customers for non delivery of services, which were to be delivered through the system ATS purchased from Lexis. In this lawsuit, the ATS customer seeks various monetary damages totaling €2,859,847. ATS filed an interpleader lawsuit against Lexis and Lexis has filed the same against Quintum and Ipercom. Hearings on all the lawsuits and interpleader lawsuits are currently scheduled to occur in early 2015. The Company believes that no reasonable estimate of the possible loss or range of loss can be made as (i) the claims stated in the lawsuits are vague, (ii) the claims as to the responsibility of Quintum do not seem to be founded on a proper substantive basis, (iii) the damages claimed by the plaintiff include moral damages and monetary penalties, which are rarely awarded by the Greek courts without restriction on the amounts of such awards, and (iv) the Company was interpleaded into the lawsuit by other primary defendants such that any potential liability might be apportioned among multiple defendants. Accordingly, the Company is unable to provide a reasonable estimate of the possible loss, other than the amounts claimed, which total €6,418,372. Any awarded sum would bear interest from the date the lawsuits were served, which was February 12, 2009. As no reasonable estimate of the possible loss or range of loss can be made, the Company has not accrued any amounts related to the claim.

In addition to the above, the Company is involved in various legal proceedings from time to time in the normal course of business. As of December 30, 2011, the Company has made no accruals relating to legal contingencies.

Note 11.  Subsequent Event

On January 5, 2012 the Company implemented a workforce reduction as part of an effort to bring the Company’s operating expenses more in line with revenues and preserve capital resources.

In connection with this workforce reduction, the Company estimates that it will incur charges in an amount not to exceed $1.0 million (in cash expenditures) for severance and termination benefits for affected employees, who represented approximately 15% of the existing workforce. Substantially all of this amount will be incurred in the Company’s fiscal fourth quarter, which ends March 30, 2012.

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

Results of Operations

The following table sets forth selected data derived from our condensed consolidated statements of operations expressed as a percentage of revenue for the periods presented:

	Three Months Ended		Nine Months Ended
	December 30, 2011	December 24, 2010	December 30, 2011	December 24, 2010
Percent of revenue
Product	63.3%	75.8%	71.2%	78.3%
Service and other	36.7	24.2	28.8	21.7
Total revenue	100.0	100.0	100.0	100.0

Product gross margin	26.2	41.6	32.1	48.8
Service and other gross margin	50.3	19.9	44.2	14.7
Total gross margin	35.1	36.3	35.6	41.4

Sales and marketing	42.3	38.2	37.0	31.7
Research and development	41.4	34.5	37.5	30.4
General and administrative	20.6	16.0	19.1	17.0
Restructure and other costs	—	2.1	—	0.6
Total operating expenses	104.3	90.8	93.6	79.7
Loss from operations	(69.2)	(54.5)	(58.0)	(38.3)

Interest expense, net	(4.3)	(2.0)	(3.4)	(2.0)
Other income (expense), net	(0.7)	0.5	(0.2)	—
Loss before taxes	(74.2)	(56.0)	(61.6)	(40.3)
Income tax provision	0.5	0.2	0.7	0.5
Net loss	(74.7)%	(56.2)%	(62.3)%	(40.8)%

Overview and Highlights

Note: Unless otherwise stated, all references to “fiscal 2012” refer to the three and nine months ended December 30, 2011; all references to “fiscal 2011” or “the prior fiscal year” refer to the comparable prior year periods, that is, the three and nine months ended December 24, 2010; and all comparative references, such as “increases” and “decreases” or “higher” and “lower”, refer to the current fiscal 2012 period as compared to the comparable fiscal 2011 period.

●
Total revenue decreased in fiscal 2012 due mostly to lower sales to government customers. Sales to the government sector have declined substantially in recent quarters, as demand for our Promina and VX Series products has waned and our newest products are not currently targeted to the government. Certain features required by the government are not planned for the UX Series until 2013, and sales of the UX Series to the government will require marketing of the product for new solutions within the government that were not targeted by our prior products.

Index

●
We are transitioning our product line to address unified communications and other new telecommunications opportunities. Sales of our UX Series platform, including the UX1000, which was introduced in the third quarter of fiscal 2012, have been slowly increasing, but not quickly enough to offset the decline in sales of our Promina and other multi-service products and our VoIP-based VX Series product. As noted above, these declines are primarily due to reduced government sales.

●
Our sector mix and our mix of product sales fluctuate quarter to quarter. Our newer products have not achieved broad market acceptance, so large individual sales can have a significant effect on our mix of product sales. Also, spending by government customers fluctuates based on budget allocations, the timely passage of the annual federal budget, and the timing of specific programs and purchasing for those programs. In the third quarter, more than three-fourths of our product revenue came from our next generation switching platforms (the UX Series, VX Series and Tenor products), which are designed primarily for enterprise customers. The following table shows elements of our sector mix and our mix of product sales:

(in thousands, except percentages)	Three Months Ended		Nine Months Ended
	December 30, 2011	December 24, 2010	December 30, 2011	December 24, 2010
Sector mix:
Revenue from government customers	$5,656	$9,149	$19,654	$34,269
% of total revenue	50.5%	65.7%	50.5%	71.9%
Mix of product sales:
Promina product revenue	$1,182	$2,762	$7,377	$12,267
% of product revenue	16.7%	26.2%	26.6%	32.9%
VoIP-based product revenue	$5,801	$6,860	$17,468	$21,221
% of product revenue	81.8%	65.0%	63.0%	56.9%
Other product revenue	$44	$882	$2,666	$3,559
% of product revenue	0.6%	8.4%	9.6%	9.5%

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

•
Service margin was up due to higher service revenue and changes in service delivery arrangements. Our arrangement with CACI International Inc. (“CACI”) for the sharing of maintenance and other services expired in December, 2010. We now perform these services ourselves, with a relatively small increase in cost, and no longer have the cost of remitting to CACI any payment based on the revenue associated with these services.

•
Expense levels were generally consistent with prior periods. We continue to manage expenses and cash closely. Operating expense in the first nine months of fiscal 2012 decreased 4.1% from the prior year, due largely to reduced charges for our headquarters facility lease. In the third quarter of fiscal 2011, we executed a five-year extension of our headquarters facility lease at rates favorable to those in the original lease. In January 2012 (subsequent to the second quarter of fiscal 2012), we implemented a workforce reduction as part of an effort to bring the Company’s operating expenses more in line with revenues and preserve capital resources.

Revenue

(in thousands, except percentages)	Three Months Ended			Nine Months Ended
	December 30, 2011	December 24, 2010	Change	December 30, 2011	December 24, 2010	Change
Product	$7,094	$10,553	(32.8)%	$27,744	$37,281	(25.6)%
Service and other	4,112	3,368	22.1	11,203	10,351	8.2
Total revenue	$11,206	$13,921	(19.5)%	$38,947	$47,632	(18.2)%

The third quarter of fiscal 2012 compared to the third quarter of fiscal 2011

Index

Total revenue decreased, due to a decline in product revenue, partially offset by higher service and other revenue.

On a sector basis, product revenue from government customers declined $4.2 million, offset in part by a $741,000 increase in sales to commercial customers. On a product-line basis, the decrease in product revenue was mostly due to reduced sales of our Promina and VX Series products, offset somewhat by increased sales of UX series products. Basic VoIP application product sales have remained essentially flat as we shift our focus to more-advanced unified communications, SIP trunking, and other applications supported by our VX Series product and now by our UX Series product.

We expect our mix of product sales and our sector mix to fluctuate quarter to quarter, with commercial sales expected to outpace government sales in fiscal 2012. Sales to our government customers can fluctuate based upon passage of the annual budget and the timing of specific government programs.

Service and other revenue increased, in part due to completion of professional service projects delivered in prior quarters that became billable in the current quarter and in part due to maintenance contracts sold with new products. Fluctuations in our service and other revenue can occur as a result of factors affecting the timing of the recognition of revenue, including customer deployment schedules, contractual acceptance provisions and renewal of annual support agreements.

The nine months ended December 30, 2011 compared to the nine months ended December 24, 2010

Total revenue decreased, due to a decline in product revenue, partially offset by higher service and other revenue.

On a sector basis, product revenue from government customers declined $15.3 million, offset in part by a $5.7 million increase in sales to commercial customers. On a product-line basis, the decrease in product revenue was mostly due to reduced sales of our Promina and VX Series products, although international sales of VX Series products were up slightly. Sales of UX series products, which were introduced in the third quarter of fiscal 2011, increased. Basic VoIP application product sales remained essentially flat.

Service and other revenue increased in part due to completion of professional service projects delivered in prior periods that became billable in the current period and in part due to maintenance contracts sold with new products.

Gross Margin

	Three Months Ended		Nine Months Ended
	December 30, 2011	December 24, 2010	December 30, 2011	December 24, 2010
Product gross margin	26.2%	41.6%	32.1%	48.8%
Service and other gross margin	50.3	19.9	44.2	14.7
Total gross margin	35.1%	36.3%	35.6%	41.4%

The third quarter of fiscal 2012 compared to the third quarter of fiscal 2011

Total gross margin decreased slightly as lower product margin outweighed improvements in service and other margin.

Product margin was down primarily due to a lower amount of product revenues available to absorb manufacturing overhead. In addition, lower sales of Promina products contributed to lower product margin, as Promina products have higher gross margin than our more recently introduced products, in part because the more recently introduced products have not yet benefitted from on-going cost reduction efforts or volume purchasing. Product margin can also be affected by inventory reserve charges. As part of our arrangement with our principal contract manufacturer, the manufacturer holds significant amounts of raw materials, components and product inventory on our behalf. Under certain circumstances, we may be required to make deposits on the inventory, and if the inventory continues to remain on hand, to purchase the inventory underlying the deposit. We may subsequently need to write down or write off the inventory. Inventory reserve charges for the third quarters of fiscal 2012 and fiscal 2011 were $359,000 and $53,000, respectively. The increase in inventory reserve charges in fiscal 2012 is attributable to charges for our Promina products.

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

The nine months ended December 30, 2011 compared to the nine months ended December 24, 2010

Total gross margin decreased as lower product margin outweighed improvements in service and other margin.

Product margin was down primarily due to a lower amount of product revenues available to absorb manufacturing overhead.

Index

In addition, lower sales of Promina products contributed to lower product margin, as Promina products have higher gross margin than our more recently introduced products. Product margin can also be affected by inventory reserve charges which for the nine months ended December 30, 2011 and December 24, 2010 were $686,000 and $386,000, respectively. The increase in inventory reserve charges in fiscal 2012 is attributable to charges for our Promina products.

Service and other gross margin improved due largely to the termination of the revenue sharing arrangement with our former service partner, CACI, in December 2010.

Operating Expenses

(in thousands, except percentages)	Three Months Ended			Nine Months Ended
	December 30, 2011	December 24, 2010	Change	December 30, 2011	December 24, 2010	Change
Sales and marketing	$4,736	$5,320	(11.0)%	$14,408	$15,076	(4.4)%
Research and development	4,640	4,803	(3.4)	14,597	14,457	1.0
General and administrative	2,305	2,237	3.0	7,426	8,149	(8.9)
Restructure and other costs	—	297	(100.0)	—	297	(100.0)
Total operating expenses	$11,681	$12,657	(7.7)	$36,431	$37,979	(4.1)%

Total operating expenses in fiscal 2012 were less than those recorded in fiscal 2011. Facilities costs were lower due principally to reduced charges for our headquarters facility lease following the extension, in the second quarter of fiscal 2011, of our headquarters facility lease at rates favorable to those in the original lease. Stock compensation expense was lower in fiscal 2012 primarily because, at the end of fiscal 2011, the Company ended its program of granting restricted stock to offset salary reductions.

The third quarter of fiscal 2012 compared to the third quarter of fiscal 2011

Sales and marketing expense:

Sales and marketing expense decreased by $584,000. Payroll-related costs were lower by $555,000, due to lower stock compensation expense, lower sales commissions, and the effect of the re-assignment of some technical sales support staff to our service organization in December 2010. Allocated facilities costs were lower by $80,000. These cost decreases were partially offset by other marketing costs, which were higher by $50,000 due to costs relating to deployments, in the third quarter of fiscal 2012, of UX1000 field trial products for sales and marketing purposes.

Research and development expense:

Research and development expense decreased by $164,000. Payroll related costs were approximately equal to those incurred in the third quarter of fiscal 2011 as the effect of increased research and development headcount was largely offset by lower stock compensation expense. Other research and development costs were lower by $92,000, principally due to costs related to UX1000 development activities incurred in the third quarter of fiscal 2011 but not in fiscal 2012. Allocated facilities costs were lower by $60,000.

General and administrative expense:

General and administrative expense was higher by $66,000. Consulting costs increased by $161,000 and outside services fees, principally for audit and tax services increased by $225,000. These cost increases were partially offset by payroll related costs, which were lower by $116,000 due primarily to lower stock compensation expense. Legal costs were lower by $170,000 as costs were incurred in fiscal 2011 but not fiscal 2012 for an internal investigation of export-related activities. Allocated facilities costs were lower by $38,000.

The nine months ended December 30, 2011 compared to the nine months ended December 24, 2010

Sales and marketing expense:

Sales and marketing expense was lower by $668,000. Payroll-related costs were lower by $654,000 due to lower stock compensation expense and the effect of the re-assignment of some technical sales support staff to our service organization in December 2010. Allocated facilities costs were lower by $253,000. Consulting costs were lower by $124,000 due to the effect of conversions of certain consultants to employees. These cost increases were partially offset by higher sales commissions, which were up by $212,000. Costs relating to consignment reserves increased by $75,000 and administrative costs relating to foreign sales offices increased by $65,000.

Index

Research and development expense:

Research and development expense was higher by $139,000. Payroll costs were higher by $699,000 due to increased headcount and the extra week in the second quarter of fiscal 2012. Consulting costs increased by $507,000 due to UX1000 development activities. Recruiting and relocation costs were higher by $77,000 due to recruiting costs for new hires. Engineering related expenses, which consisted principally of UX1000 development activities, were $84,000 higher. These cost increases were partially offset by lower stock compensation expense, which decreased by $688,000. Allocated facilities costs decreased by $424,000. Depreciation expense decreased by $107,000 as many capital assets came to the end of their depreciation lives over the past two years.

General and administrative expense:

General and administrative expense was lower by $724,000. Legal costs were lower by $1.3 million as costs were incurred in fiscal 2011 but not fiscal 2012 for an internal investigation of export-related activities. Stock compensation expense was lower by $440,000. Allocated facilities costs were lower by $174,000. These cost decreases were partially offset by a $623,000 increase in consulting costs and an increase of $523,000 in outside services fees, principally due to changes in the timing of recognition for costs related to audit and tax services. Payroll-related costs were higher by $140,000 due to the effect of the extra week in the second quarter of fiscal 2012.

Non-Operating Items

(in thousands, except percentages)	Three Months Ended			Nine Months Ended
	December 30, 2011	December 24, 2010	Change	December 30, 2011	December 24, 2010	Change
Interest income	$74	$298	(75.2)%	$277	$731	(62.1)%
Interest expense	$(552)	$(554)	0.4	$(1,658)	$(1,661)	(0.2)
Other income (expense), net	$(78)	$65	(220.0)	$(82)	$7	(1,271.4)

Interest income was lower in fiscal 2012 due to lower average cash and investment balances and to lower average interest earned on investments. Average cash and investment balances were lower primarily due to the effect of operating losses in the full fiscal year 2011 and in the first nine months of fiscal 2012.

Interest expense in fiscal 2012 and 2011 was essentially equivalent, primarily because the balance of long-term debt was identical throughout each of the two periods.

Other income (expense), net, consisted of:

(in thousands)	Three Months Ended		Nine Months Ended
	December 30, 2011	December 24, 2010	December 30, 2011	December 24, 2010
Gain (loss) on foreign exchange	$(72)	$8	$(137)	$(136)
Realized gain (loss) on investments	(6)	57	61	147
Other	—	—	(6)	(4)
	$(78)	$65	$(82)	$7

Income Tax Provision

Income tax provisions were $57,000 and $276,000, respectively, for the three and nine months ended December 30, 2011 and $33,000 and $238,000, respectively, for the comparable periods ended December 24, 2010. Provisions for income tax are primarily related to the Company’s international operations.

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been our cash and investment balances, cash provided by operating activities and debt financing activities.

Cash balances:  As of December 30, 2011, cash and cash equivalents, short-term investments and restricted cash were $36.9 million, as compared to $61.4 million as of March 25, 2011. At December 30, 2011, these amounts were invested 42% in U.S. Treasury notes and government agency investments and cash equivalents.

Cash flow from operating activities:

Net cash used by operating activities was $23.2 million in the first nine months of fiscal 2012 compared to $11.4 million in the comparable prior year period.

Index

The increase in net cash used in operating activities resulted principally from changes in asset and liability balances, the greater net loss in fiscal 2012, and, to a lesser extent, by changes in non-cash activities.

Changes in asset and liability balances contributed $4.6 million to the increase in cash used in operating activities. This was principally due to accounts receivable balances, which declined in the first nine months of fiscal 2011 but increased in the first nine months of fiscal 2012. The effect of the greater net loss in fiscal 2012 contributed an additional $4.9 million. Changes in non-cash activities, principally stock compensation expense, contributed another $2.4 million. Stock compensation expense was lower in fiscal 2012 primarily because, at the end of fiscal 2011, the Company ended its program of granting restricted stock to offset salary reductions.

Cash flow from investing activities:

Net cash provided by investing activities was $25.2 million in the first nine months of fiscal 2012 compared to $12.6 million in the comparable prior year period. The principal reason for this change was the net effect upon cash of purchases, sales and maturities of short-term investments. These activities provided net cash of $25.6 million and $15.5 million in fiscal 2012 and 2011, respectively.

We used the cash provided by investing activities in fiscal 2012 principally to fund operating activities.

Cash flow from financing activities:

Net cash used in financing activities was $353,000 in fiscal 2012 compared to $621,000 in fiscal 2011.

The principal financing activity in both fiscal 2012 and fiscal 2011 was repurchases of common stock from employees to satisfy withholding-tax obligations.

Contractual obligations

Our contractual obligations and contingencies decreased by $5.1 million from March 25, 2011. This decrease was principally due to ongoing interest and operating lease payments. The following table provides a summary of our contractual obligations and other commercial commitments as of December 30, 2011:

(in thousands)	Total	2012	2013 to 2014	2015 to 2016	After 2016
Long-term debt	$34,204	$—	$1,204	$33,000	$—
Interest on long-term debt	5,478	—	4,225	1,253	—
Operating leases	7,497	579	3,391	2,551	976
Capital leases	169	24	99	46	—
Total contractual obligations	$47,348	$603	$8,919	$36,850	$976

We have a contract with a third-party technology supplier that calls for payments by us totaling $2.5 million upon receipt of deliverables meeting certain conditions. We believe it is unlikely these payments will become due or be paid.

We have a long-term income tax liability for uncertain tax positions amounting to $650,000 at December 30, 2011. We cannot currently predict the date of settlement or payment, as the timing of resolution of our liability is highly uncertain.

In the normal course of business, we enter into contractual commitments to purchase services, materials, components, and finished goods from suppliers, mainly our primary contract manufacturer, Plexus. Under our agreement with Plexus, we maintain a level of control over parts procurement, design, documentation, and selection of approved suppliers. We are generally liable for any termination or cancellation of product orders, as well as excess and obsolete material, which can result, for example, from an engineering change, product obsolescence, or inaccurate component forecasting. Under the agreement, Plexus is to procure raw materials and begin manufacturing of products in accordance with our forecasts. If certain purchased raw materials or certain work-in-process items are held for greater than 90 days, we must make deposits on the aging inventory, although Plexus must make efforts to minimize our liability for the aging inventory, including returning materials to suppliers, canceling orders with suppliers, or using materials to manufacture product for its other customers. If raw material or in-process inventories are still unused and have been held for more than nine months, we must take ownership and pay for the aged inventory. Alternatively, if there is forecasted demand for such inventory, we must pay a management fee for Plexus to retain such inventory. If the forecasted demand does not materialize we must take ownership and pay for such inventory. This activity may increase our owned inventories. The term of our agreement with Plexus currently runs to December 31, 2012, with automatic renewal for additional one-year terms unless either party gives notice of intent not to renew, and subject to either party’s right to terminate upon six month’s notice.

At December 30, 2011, Plexus held inventory related to our products. Our deposit relating to this inventory was $2.7 million and reserves relating to this deposit were $1.2 million. Both the deposit and the related reserves are included in prepaid expenses and other assets on the condensed consolidated balance sheets. Additional deposits may be required under the terms of the agreement.

Index

Other contingencies:  In 2010, we learned that some of our products may have been exported or re-exported in violation of U.S. export laws. Consequently, we performed an internal investigation of our export-related activities, which was conducted by outside counsel. Early in fiscal 2011, we reported a limited portion of the matter, regarding export of encryption items that may have required an export license prior to shipment, to the U.S. Department of Commerce, Bureau of Industry & Security (“BIS”). That portion has been closed with the issuance of a warning letter and no penalty. In September 2011, we reported the results of the rest of the internal investigation to BIS and to the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”). The disclosure relates to (i) a number of Tenor gateways that were sold to foreign distributors or resellers in non-sanctioned countries and subsequently came within the possession of persons located in sanctioned countries, (ii) related technical support, and (iii) certain e-mail referrals. These transactions all relate to the Quintum Tenor product line and largely relate to activity that occurred prior to NET’s December 2007 acquisition of Quintum. The Company has never had any agreement, commercial arrangement, or other contacts with the governments of sanctioned countries; has no current contacts with sanctioned countries; and has procedures and processes to ensure that no such contact occurs in the future. As a result of the discovery of the events subject to the internal investigation, we have enhanced our export compliance program and implemented more stringent export control procedures. If the U.S. government finds that we have violated one or more export control laws or trade sanctions, we could be subject to various penalties. By statute, these penalties can include but are not limited to fines of up to $250,000 for each violation, denial of export privileges, and debarment from participation in U.S. government contracts; and any assessment of penalties could also hurt the Company’s reputation, create negative investor sentiment, and affect the Company’s share value. We believe, however, that our cooperation with the U.S. government, our immediate attention to rectifying the issues, and other factors provide a basis for mitigating any penalty that might be imposed. Although it is reasonably possible that we could incur a loss as a result of penalties relating to these events, we cannot at this time determine an estimated cost, if any, or range of costs, for any such penalties or fines that may be incurred upon resolution of this matter. Accordingly, we have not made a provision for this matter.

Liquidity: We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund operations for at least the next twelve months. However, if the effects of our restructuring commenced in January 2012 are not materially consistent with our expectations, we may encounter cash flow and liquidity issues during that period. We will continue to assess our cash consumption, and our liquidity position. At any time, if we determine that it is necessary, we will evaluate our alternatives and take appropriate steps to address liquidity issues, either by further reducing cash consumption, raising additional capital, or a combination of measures. If additional capital is needed we cannot be assured that it will be available to us and, if we are unable to raise it or raise it on acceptable terms, we may have to delay, reduce the scope of, or eliminate some or all of our research and development programs or other operations, which may include delaying further development of our products; or reduce marketing, customer support or other resources devoted to our products or operations. Any of these developments could harm our business, results of operations, or financial condition.

Off-balance sheet arrangements: Other than the commitments described above, there are no other off-balance sheet arrangements that are reasonably likely to materially affect our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following are the material changes for the nine months ended December 30, 2011 from the information reported under Part II, Item 7A of our Form 10-K for the fiscal year ended March 25, 2011:

A 10% change in market interest rates would change the fair value of our investment portfolio by $23,000, as compared to a change of $44,000 as of March 25, 2011.

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

The fair value of the 3¾% convertible senior notes was $5.5 million at December 30, 2011 and $8.7 million at March 25, 2011. The fair value of the 7¼% redeemable convertible subordinated debentures was $16.0 million at December 30, 2011 and $21.3 million at March 25, 2011.

Index

ITEM 4.	CONTROLS AND PROCEDURES

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and Section 13(a) through Section 15(d) of the Securities Exchange Act of 1934, management, under the supervision and with the participation of the chief executive officer (“CEO”) and chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) at the end of the period covered by this report as well as any changes in disclosure controls and procedures that occurred during the period covered by this report. Our management, including our CEO and CFO, has concluded that our disclosure controls and procedures are effective as of December 30, 2011.

No changes in our internal control over financial reporting occurred during the quarter ended December 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material developments in the three related lawsuits in Greece filed by Lexis SA against a subsidiary of the Company, Quintum Technologies, LLC, since the disclosure provided in the Company’s Report on Form 10-Q filed November 8, 2011. (See Note 10 to the condensed consolidated financial statements.) In addition to the lawsuits filed by Lexis SA, we are involved in various legal proceedings from time to time in the normal course of business.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Common Stock

The following table reflects purchases made by the Company of its common stock during the quarter ended December 30, 2011:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
October 1 – October 28, 2011	—	—	—	$—
October 29 – November 25, 2011	29,803	$2.02	—	$—
November 26 – December 30, 2011	—	—	—	$—
	29,803	$2.02	—	$—

(1)	During the quarter ended December 30, 2011, 29,803 shares were acquired directly from employees as payment of tax withholding obligations upon vesting of restricted stock awards.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Index

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a)	Exhibits

31.1*	Rule 13a-14(a) Certification (CEO).
31.2*	Rule 13a-14(a) Certification (CFO).
32.1*	Section 1350 Certification (CEO).
32.2*	Section 1350 Certification (CFO).
101**
The following materials from Network Equipment Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

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

Dated: February 7, 2012	NETWORK EQUIPMENT TECHNOLOGIES, INC.

By: /s/ C. NICHOLAS KEATING, JR.
C. Nicholas Keating, Jr.
President and Chief Executive Officer

By: /s/ DAVID WAGENSELLER
David Wagenseller
Vice President and Chief Financial Officer (Principal Financial Officer)

By: /s/ KAREN CARTE
Karen Carte
Vice President and Chief Accounting Officer (Principal Accounting Officer)