Form 10-K
period 2012-03-30
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2012-06-15
CIK 752431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 30, 2012.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________________ to ___________________.

Commission File Number 001-10255

NETWORK EQUIPMENT TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-2904044
(State of incorporation)	(I.R.S. Employer Identification Number)

6900 Paseo Padre Parkway Fremont, CA	(510) 713-7300	94555-3660
(Address of principal executive offices)	(Telephone number)	(Zip code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 Par Value	The NASDAQ Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):☐ Yes  ☒ No

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the NASDAQ Stock Market, LLC on September 30, 2011, which is the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $32,368,000.

The number of shares outstanding of the registrant's Common Stock, par value $0.01, as of May 25, 2012 was 30,587,000.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about August 14, 2012 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

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

Today, our solutions are focused on enabling our enterprise and government customers to cost-effectively migrate to next-generation IP networks utilizing real-time communications, including unified communications platforms, cloud-based voice, secure voice applications, and high-speed multiservice wide area networking (WAN) transport networks. Our newest product offering, the UX Series, was purpose-built for the unified communications and enterprise session border controller (E-SBC) markets to enable adoption of new communication technologies and services. Our voice solutions include the VX Series and the Tenor product lines of switching media gateways. Our legacy multi-service solutions include the Promina platform and the NX Series high speed multi-service network exchange platform.

The UX Series is an enhanced gateway with an embedded server that acts as a survivable branch appliance (SBA), which is a key component for remote-site survivability. The UX Series interoperates with our VX Series and Tenor products and was specifically designed to support upstream deployments with advanced features that give customers high levels of flexibility, scalability, quality of experience, and investment protection through interoperability. The VX Series and Tenor product lines provide enterprise customers with voice interoperability solutions that enable existing private branch exchange (PBX) and IP-PBX systems to work together with new UC platforms and IP-based service provider networks offering SIP trunking services. The VX Series also provides IP-based solutions to government agencies requiring high bandwidth efficiency and call performance for secure voice communications. The Tenor product line also provides traditional VoIP switching gateway solutions for SMBs and smaller branch offices within large enterprises.

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

Index

Industry Background

Telecommunications networks have evolved rapidly over the past few decades. Initially, there was a shift away from public networks and application-specific networks to integrated private networks. Circuit-switching technologies, such as time-division multiplexing (TDM), were used to achieve cost savings while maintaining high reliability. Later, higher bandwidths were achieved using switched digital services such as Integrated Services Digital Network (ISDN) and frame relay. Today, the Internet protocol, which uses packet switching for broadband networking, is used for an increasing portion of telecommunications traffic.

There is still currently a small market for circuit-switched products, particularly for networks requiring the most secure and reliably deterministic communications. Due to inherent bandwidth limitations, however, use of circuit-switched networking has been declining for a number of years, while IP-based networking has grown dramatically.

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

The adoption of new technologies has led to a proliferation of communications equipment and devices such as PBXs, mobile phones, and desktop-PC clients, along with a multitude of communications tools such as e-mail, voicemail, calendaring, as well as IM and conferencing, which are increasingly combined as unified communications. To address this complexity, a number of large information technology vendors including Microsoft, HP and IBM have developed strategies and platforms aimed at integrating these various forms of communication. Any solution must be able to access the hardware of existing telephony networks as well as new wired and wireless IP telephony services and devices. For unified communications to work effectively, the communication connectivity must be device-, application-, and network-independent. In addition, businesses typically require capabilities for remote office support and survivability, security, high call-processing performance, and the ability to handle special routing and administration needs.

Enterprises looking to further cut their communications costs may opt to implement UC in a hosted environment, in which case they will typically want to deploy a network demarcation device like an enterprise session border controller (E-SBC). An E-SBC can secure their enterprise communications when deploying hosted UC, can interwork with existing infrastructure, and can provide survivability options in case the connectivity to the service provider goes down. An enterprise deploying an E-SBC can also run various value added business applications on the single device.

Business Strategy

Our strategy is to provide customers with intelligent, multi-service network and VoIP platforms for the secure session mediation of voice, video, and data traffic that are designed to:

●      enable unified communications;

●      support intelligent connectivity of new and legacy communications equipment;

●      support a broad array of communication protocols and new communications technologies, including SIP trunking and session border control;

●      extend the viability of legacy communications systems and facilitate network evolution;

●      reduce the risks associated with introducing new network technologies into customers’ operations.

The following are key elements of our strategy:

Align with partner-driven UC strategies. We are focused on expanding our network of global partners with the scale and expertise to address UC market opportunities. Microsoft, HP, Dell and other large hardware and software vendors are pursuing strategies and products for the UC market. As a technology enabler of their strategies, we have worked and will continue to work closely with these companies. Microsoft has been a customer of ours for several years. This relationship has helped us to align our product development and resources to support Microsoft’s unified communications strategy and, as a result, we believe we are positioned to partner with other Microsoft solution providers. Through alliances with well-respected systems integrators and resellers, we are establishing channels for our products into the enterprise and government markets.

Leverage our incumbent market position. We were a pioneer of the concept of multi-service networking and have been delivering these mission-critical capabilities for more than 25 years. The installed base and revenue contribution from our earlier product lines are declining, but these product lines continue to generate a significant portion of our revenue. We intend to leverage our installed customer base for future sales of our new platforms.

Index

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

Our Products

Voice and Mobility Products

Our voice and mobility platforms include our UX Series mediation platform, our VX Series switches, our Tenor gateways and our SmartSIP software.

UX Series - our new high performance mediation platform:

The UX Series of products are built on our next generation, high-performance mediation platform that was purpose built for unified communications, enterprise session border controller (E-SBC) for SIP Trunking and multi service business gateway markets. The UX2000 addresses needs of enterprise headquarters or large branch offices. With the introduction of our latest product in the series, the UX1000, we have expanded our offering to cater to the needs of smaller enterprise branch offices.

The UX2000 is a modular rack unit system that was purpose-built for unified communications, E-SBC, and multi-service business gateway applications. The UX2000 is equipped with up to six high performance DSPs and two telecom card slots with a choice of 2, 4, or 8 port DS1 cards, offering the industry’s best mediation processing for IP-to-TDM, IP-to-IP, or TDM-to-TDM solutions. An optional server-class application solutions module (ASM) with a high-performance Intel core i7 processor can also be added for third-party application support. The UX2000 core features a 24Gbps, non-blocking, IP-core backplane capable of routing more than 35 million packets per second.

The UX2000 is architected to meet the demands of any size branch office and can scale to up to 1,000 users. Its design flexibility provides unique capabilities for an invest-as-you-grow model and allows for future growth both in terms of the number of users supported as well as in the number of applications deployed. The modular architecture is designed to support scaling up of digital signal processing capacity and Time Division Multiplexing (TDM) interconnections providing deployment flexibility. Enterprises can now deploy a single device for all networking and communication needs and save both capital and operational expenses. In contrast to media gateways, which can have severely degraded call capacities during high complexity media processing operations, the UX2000 can support up to 600 simultaneous transcoded and encrypted calls. By supporting a variety of protocols, advanced security, and codec transcoding, the UX2000 enables a distributed enterprise to cost-effectively implement unified communications across the enterprise.

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

Index

When deployed as an E-SBC, the UX2000 provides defense against malicious attacks in addition to providing transcoding, service assurance, data routing, WAN access, and survivability.

The UX1000 is built with the same modular design as the UX2000 and runs the same software as the UX2000. The UX1000 addresses the needs of small to medium enterprise branch offices. The UX1000 has an application solutions module (ASM) that is available in a choice of processor speeds. With its qualification as a Microsoft Lync SBAv2, the UX1000 is capable of virtualizing business applications to run side-by-side with the Lync SBA thus providing a cost-effective solution for even smaller branch offices. The UX1000 supports connecting analog devices like fax machines directly to UX1000, a feature that is often needed by smaller branch offices, and also supports interfaces like BRI (Basic Rate Interface) and FXO (Foreign eXchange Office Interface) which are common infrastructure requirements for enterprise branch office communication.

The UX1000 is also ideal as customer premise equipment for enterprises opting for a hosted UC solution. Its E-SBC function protects enterprise borders from security threats, its multi-service business gateway functions help reduce server count and consolidate network services, its flexible architecture allows interoperability with existing devices in enterprise networks and it has cost effective solutions to help enterprises deploy value added business applications without having to increase their server count.

In fiscal 2012, our UX Series products accounted for 18.7% of product revenue. In fiscal 2011, when UX series products were first offered for sale, these products accounted for less than 10% of product revenue.

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

The VX Series product line consists of the VX1800, VX1200, VX900, VX900T, and the VX400. The VX platform supports from 1 to 32 T1 or E1 ports, and 6 Ethernet ports (2 Gig-Ethernet ports on VX1800), making it a compelling solution for enterprises, government entities and service providers looking to deploy IP-based voice networks. The VX Series combines the functionality of a Session Border Controller (SBC), media gateway, call control component, SS7/C7 signaling point, and H.323/SIP inter-working device in a single compact chassis. The VX Series supports a wide range of voice and call routing features. All of these are backed by key components that ensure the platform and the calls moving across it are secure. Conformance to the latest VoIP signaling and call control standards, such as SIP and H.323, guarantees interoperability within multivendor VoIP deployments. The VX Series provides scalable, high-performance IPSEC, SRTP and TLS encryption for VoIP communications.

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

Index

The VXe software release offers enhanced value to enterprise voice customers by reducing the network infrastructure footprint and lowering the operational and capital costs for UC deployments. This solution is suited to large enterprises with multi-site locations such as banks, retail stores, and professional services firms that typically have multi-site requirements.

In fiscal 2012, 2011, and 2010, our VX Series and predecessor products accounted for 23.2%, 35.3% and 22.3% of product revenue, respectively.

Tenor product line – our multipath VoIP gateways:

The Tenor product line provides basic gateway support for Microsoft's unified communications (UC) platforms. The Tenor gateways have been qualified under the Microsoft Unified Communications Open Interoperability Program for Microsoft Exchange Unified Messaging, Microsoft Office Communications Server 2007 and Microsoft Office Communications Server 2007 Release 2. In addition, for Microsoft Lync deployments, the Tenor AF and AX Series products are used as Lync analog station gateways to provide Lync connectivity to analog endpoints. Tenor products also support applications of other major VoIP system and services vendors.

Tenor products support general business VoIP applications where there is no need for premium VX Series product features such as high speed signaling and media security, programmable call processing, integrated SBC functions, or Microsoft Active Directory-based integration. Like the VX Series, Tenor products support any-to-any multipath switching, provide branch office survivability, and are designed to simplify deploying VoIP applications into existing legacy voice networks. The Tenor product line also has a broad set of interfaces and configurations that allow them to be integrated into nearly any type of existing voice network, supporting as few as two analog ports and as many as 32 T1/E1 trunks or 960 VoIP calls.

The Tenor AF and AX Series VoIP gateways offer enterprises using analog ports an easy, cost-effective way to capitalize on the power of VoIP. These highly adaptable solutions work with traditional PBXs, legacy analog equipment, IP PBXs and IP phones, and SIP-based communications environments. For enterprises using ISDN lines, the Tenor BX integrates VoIP gateway functionality with intelligent call routing, multipath architecture, and QoS support. Enterprises can benefit from a variety of valuable applications such as PBX extension, remote office connectivity, long distance consolidation and call centers. With the Tenor DX VoIP gateways, enterprises and service providers can also deploy numerous VoIP applications such as SIP trunking, wholesale VoIP termination, calling cards, tandem switching and least cost routing.

In fiscal 2012, 2011, and 2010, Tenor products accounted for 24.4%, 18.6% and 16.6% of product revenue, respectively.

SmartSIP software – SIP for Lync and OCS:

Our SmartSIP application supports the new direction of collaboration in the workplace where real-time, integrated communications are driving increased productivity throughout the enterprise. SmartSIP allows wireless, DECT, and standard SIP phones to be provisioned and used as extensions in a Microsoft Lync Server 2010 deployment. The SmartSIP application is built using Microsoft Unified Communications Managed API (UCMA) to address the interoperability of Wireless, DECT and legacy SIP endpoints with Microsoft unified communications. SmartSIP reduces operating expenses by automatically provisioning the endpoints.

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

Index

In fiscal 2012, 2011, and 2010, our Promina products, including the Promina Broadband Shelf, accounted for 24.9%, 33.8% and 38.6% of product revenue, respectively.

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

In fiscal 2012, 2011 and 2010, NX Series product sales accounted for 7.9%, 8.6% and 21.9% of product revenue, respectively.

Customers and Markets

NET provides sophisticated network communications solutions to enterprises and government organizations worldwide. We pioneered multi-service networking and have been delivering this capability for more than 25 years. We are currently focused on the markets for UC, E-SBCs, and multi-service business gateway applications. Our customers are information and communication-intensive organizations, who may be local, national, or global in their operations. Our government customers include a variety of federal and international agencies and organizations, including civilian and defense agencies and resellers to such entities. Our enterprise customer base includes large enterprises adopting unified communications and small- to mid-sized businesses implementing VOIP technologies. Through our sales channel, we target enterprise customers in a variety of sectors such as financial services, manufacturing, transportation, and retail.

Sales to the government sector represented 50.2%, 71.1% and 78.6% of NET’s total revenue in fiscal 2012, 2011, and 2010, respectively. We do business with the government sector both as a direct contractor and as a subcontractor. A substantial portion of the revenue generated from our government customers is based on our contract with the General Services Administration (GSA), as well as through direct contracts such as with the Department of Defense and NATO. A new U.S. General Services Administration Schedule contract was issued to our NET Federal subsidiary in July 2010, providing an ongoing contracting vehicle for sales to the U.S. government. Some of these contracts may also be used by other government agencies.

In fiscal 2012 and fiscal 2011, no single customer accounted for more than 10% of the Company’s total revenue. In fiscal 2010, General Dynamics Corporation accounted for 22.7% of the Company’s revenue. Excluding aggregate orders from a variety of government agencies, no other single customer accounted for more than 10% of the Company’s revenue in fiscal 2012, 2011, or 2010.

Our commercial revenue from international customers accounted for 33.6%, 17.8% and 13.8% of total revenue for fiscal years 2012, 2011, and 2010, respectively. Going forward, we believe our revenue growth in the enterprise markets will largely be driven by the acceptance of UC and other enterprise secure voice applications. As an incumbent supplier into Microsoft’s internal voice network, we are working closely with Microsoft and its key partners as they introduce new enterprise-focused unified communications and unified messaging products, of which our UX Series is a key enabler.

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

Index

Sales

We sell our products and services through both direct and indirect sales channels worldwide, including large global systems integrators and government defense contractors. We support the sales force effort with systems engineers who provide customers with pre-sale technical assistance which allows us to gain more in-depth knowledge of customers’ network requirements. Our business is generally not seasonal, though we have been affected by delays in adoption of government entity budgets and spending patterns of the federal government at its September fiscal year end.

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

Backlog

We manufacture our products based upon our forecast of customer demand, and we often build products in advance of receiving firm orders from our customers. Backlog is generated upon receipt of a valid customer purchase order. Backlog was $534,000 and $1.1 million at March 30, 2012, and March 25, 2011, respectively. We believe all of our backlog orders are firm and that backlog at the end of any given fiscal year can reasonably be expected to be filled in the following fiscal year period. Orders for NET’s products are generally placed by customers on an as-needed basis, and we typically have been able to ship these products within 30 to 90 days after the customer submits a firm purchase order. As a U.S.-based company, we are required to give priority to federal government rated “defense-expedite” orders, which may cause the backlog of other customers’ orders to become delinquent. Because of the possibility of customer changes in delivery schedules or cancellation of orders, NET’s backlog as of any particular date may not be indicative of sales in any future period.

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

Our Technical Assistance Center (TAC), which is staffed by engineers trained in networking products, is set up to assist customers remotely over the telephone. TAC engineers have the ability to replicate customer problems and test proposed solutions prior to implementation. Maintenance support from TAC, whether provided over the web or over the telephone, is fee-based under either an annual fee contract or on a time-and-materials basis. TAC costs are charged to cost of service and other revenue.

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

In fiscal 2012, 2011, and 2010, service and support revenue accounted for 30.0%, 23.7% and 22.0%, respectively, of NET’s revenue.

Manufacturing

We outsource our product manufacturing. For the Promina, NX Series and VX Series, we outsource our manufacturing, including assembly and structural test, to our primary contract manufacturer, Plexus Corp. (Plexus). For the new UX Series, we outsource our manufacturing to CTS Corporation (CTS) and Plexus. CTS is located in the U.S. and Plexus is located in the U.S. and in Malaysia. For the Tenor product line, manufacturing is performed by contract manufacturers in Asia and final assembly is performed at our own facilities in Hong Kong. Each of our contract manufacturers is the sole vendor with whom we have contracted for the assemblies and finished goods they manufacture for us.

Index

Under our agreement with Plexus, we maintain a level of control over parts procurement, design, documentation, and selection of approved suppliers. We are generally liable for any termination or cancellation of product orders, as well as excess and obsolete material, which can result, for example, from an engineering change, product obsolescence, or inaccurate component forecasting. Under the agreement, Plexus is to procure raw materials and begin manufacturing of products in accordance with our forecasts. If certain purchased raw materials or certain work-in-process items are held for greater than 90 days, we must make deposits on the aging inventory, although Plexus must make efforts to minimize our liability for the aging inventory, including returning materials to suppliers, canceling orders with suppliers, or using materials to manufacture product for its other customers. If raw material or in-process inventories are still unused and have been held for more than nine months, we must pay a management fee for Plexus to retain such inventory. If there is no forecasted demand for all or any portion of such inventory in the forward-looking one year time period, then we must instead take ownership of, and pay for, that portion of the aged inventory without any demand. This activity may increase our owned inventories. The term of our agreement with Plexus currently runs to December 31, 2012, with automatic renewal for additional one-year terms unless either party gives notice of intent not to renew, and subject to either party’s right to terminate upon six months notice.

At March 30, 2012, our deposit on inventory held by Plexus was $2.3 million, of which $1.3 million had been charged to a reserve for excess inventory. The deposit, including the related reserve, is included in prepaid expenses and other assets in the consolidated balance sheets.

The Company regularly evaluates its inventory for lower of cost or market valuation, including inventory held by Plexus and the amount on deposit with Plexus as well as inventory classified as non-current assets. As a result of these evaluations, we recorded charges of $2.1 million, $550,000 and $1.9 million to cost of revenue in fiscal 2012, 2011 and 2010, respectively.

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

We continually monitor relevant markets and our customers’ businesses and technology developments in order to develop products that proactively address customer needs. The majority of our research and development activity is focused on packet-based technologies, particularly session mediation.

While most product development activity is undertaken by NET employees, we enter into license and technology agreements to accelerate development of new products or expand the scope of development efforts, as well as outsource some of our product development activities.

In fiscal 2012, 2011, and 2010, NET’s research and development expenditures were $19.0 million, $19.2 million and $19.2 million, respectively.

Index

Working Capital

We fund our business principally through the utilization of proceeds from long-term borrowings. Additional information about our liquidity practices is included in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Liquidity and Capital Resources” and is incorporated herein by reference.

Employees

As of March 30, 2012, we had 177 employees. None of our employees are represented by a labor union. We consider our employee relations to be good.

Geographic Information

See Note 13 to our consolidated financial statements.

Intellectual Property

We believe that our intellectual property is central to our success and ability to compete effectively. We devote considerable resources to invent and develop new technologies and then to protect these technologies from unauthorized use. We have a program to seek protection of our proprietary technology under various protection frameworks such as patent, trade secret, trademarks and copyright protection. We believe that ownership of patents, trade secrets, trademarks and copyrights is central to our ability to defend ourselves against intellectual property infringement allegations. We also seek to protect our inventions, trade secrets and other confidential information by non-disclosure policies. To aid in this effort our employees and contractors sign confidentiality and invention disclosure agreements, and persons outside NET to whom we disclose our confidential information either sign a non-disclosure agreement or are bound by a professional duty of confidentiality.

Where we believe patent protection for an invention is appropriate we will seek such protection in the United States and may also seek it in select foreign countries. Accordingly, including the U.S. patent issued during fiscal 2012, we have patented a number of our inventions in the United States, Europe, and Asia. We now hold 73 U.S. patents. Certain of our inventions under U.S. patent are also protected by patents in other countries. Depending on their original filing dates, which range from 1992 to 2007, our U.S. patents will expire between August 2012 and September 2027. We expect to continue filing patent applications as we develop new products and technologies. We have not historically pursued claims against other companies based on possible infringements of our patent portfolio, but we believe that our investment in intellectual property protection can offer defenses to claims against us and may provide an additional source of future revenue.

For each of our product lines, we license some of our technology from third parties. Some of these licenses contain limitations on distribution of the licensed technology, are limited in duration, require royalty payments, or provide for expiration upon certain events such as a change in control of the company.

Executive Officers

The executive officers of NET and their ages at May 25, 2012 are as follows:

Name	Age	Position

David Wagenseller	55	President and Chief Executive Officer

Karen C. Carte	47	Vice President and Chief Financial Officer

James T. Fitzpatrick	58	Vice President of NET and President of NET Federal

Kevin N. Isacks	36	Vice President and Chief Development Officer

Francois P. Le	58	Vice President, Global Sales

Pete Patel	59	Vice President, Global Operations

Frank Slattery	51	Vice President and General Counsel

David Wagenseller joined NET in 1986 and was named acting President and Chief Executive Officer on April 2, 2012. He previously served as the Company’s Chief Financial Officer, from April 2010 until being named to his current role. Prior to that, he held various positions in the Company’s finance department, including controllership, treasury and financial planning, and became Vice President of Finance in 2006. He served as the Company’s principal financial officer from November 2009 until April 2012. Mr. Wagenseller earned a bachelor’s degree in business administration from California State University, Dominquez Hills.

Index

Karen C. Carte joined NET in October 2010 as Vice President and Chief Accounting Officer, and was named acting Chief Financial Officer on April 2, 2012. For the seven years prior to joining the Company, she was an independent consultant providing high-level financial management and advisory services, with a focus on start-up ventures. Previously, she held executive positions in finance at Intella Interventional Systems and Alpine Microsystems. Prior to that, she was an accountant at Ernst & Young LLP. Ms. Carte holds a bachelor’s degree in business administration from the University of San Diego, and is a CPA.

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

Kevin N. Isacks joined NET in 2000 through its acquisition of Convergence Equipment Company, a manufacturer of IP telephony platforms. Previously, he was an engineer for Wang Global, which was acquired by Getronics N.V. In addition to his experience in designing and architecting voice-over-IP (VoIP) products, he also has extensive expertise in unified communications. Mr. Isacks holds a B.Sc.Eng. from University of Natal, South Africa.

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

Frank Slattery joined NET in February 2003. In addition to serving as General Counsel, he is the Corporate Secretary and oversees corporate governance matters. Mr. Slattery has been a business lawyer for technology companies since 1989, when he began his legal career at the firm of Wilson, Sonsini, Goodrich & Rosati. Prior to joining NET, he served in legal and senior management positions for a number of computer software and internet services companies, including SiteSmith, an internet infrastructure services provider, which was acquired by Metromedia Fiber Networks; USWeb, an internet services company; and ParcPlace Systems, a software tools developer. Mr. Slattery holds a bachelor’s degree in economics and a JD from the University of California, Davis.

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
With the exception of fiscal 2008, we have incurred net losses since fiscal 1998, including in fiscal 2012. Until recently, our circuit-switched product line, Promina, provided a substantial portion of our revenue. The market for that product line has declined significantly. In fiscal 2012, we recorded inventory reserve charges of $2.1 million, which contributed to the net loss. These charges in large part reflected end-of-life announcements issued in fiscal 2012 for some of the products in our Promina product line as well as changes in our expectations regarding the useful lives of certain inventory components for the Promina product line. In order for the Company to be profitable in future periods, we need our newer products to achieve commercial success. Any shortfall in revenue compared to our annual financial plan would likely require that we reduce spending, though the Company has already made significant expense reductions in recent fiscal years and many of our remaining costs are relatively fixed making it difficult to further reduce spending significantly.

Index

Our operating results and the market price of our common stock may continue to fluctuate significantly.
The market price of our common stock has fluctuated significantly in the past, will likely continue to fluctuate in the future and may decline. Fluctuations or a decline in our stock price may occur regardless of our performance. Among the factors that could affect our stock price, in addition to our performance, are:

●	variations between our operating results and either the guidance we have furnished to the public or the published expectations of securities analysts;

●	changes in financial estimates or investment recommendations by securities analysts following our business;

●	announcements by us or our competitors of significant contracts, new products or services, acquisitions, or other significant transactions;

●	the issuance by us of common stock or other securities in the future;

●	the inclusion or exclusion of our stock in various indices or investment categories;

●	changes in the stock prices of other telecommunications equipment companies, to the extent that some investors tend to buy or sell our stock based on segment trends;

●	the trading volume of our common stock; and

●	repurchases we make of our common stock or early retirement of debt.

Our future capital needs are uncertain and we may need to raise additional funds in the future.
We believe our existing cash, cash equivalents, and short term investments will be sufficient to fund our operations for at least the next twelve months. However, in light of our recent history of net losses, we may need to raise additional capital to fund our operations. In addition, we will be required to repay borrowings under our convertible senior notes and our redeemable convertible subordinated debentures currently totaling $34.2 million, in fiscal 2014 and 2015. Unless our future cash flow from operations is sufficient to repay such amounts in full, we will need to raise additional capital to repay such amounts or we will need to restructure or refinance these debt obligations, neither of which can be assured. Additional capital may not be available on terms that we consider acceptable or may not be available to us at all. If we raise capital by selling equity securities, our existing security holders may suffer dilution. If we raise capital by debt financing, we could be subject to covenants restricting our operations in ways that may prove detrimental to us. If additional capital is needed and we are unable to raise it on acceptable terms, we may have to delay, reduce the scope of, or eliminate some or all of our research and development programs or other operations, which may include delaying further development of our products; or reduce marketing, customer support or other resources devoted to our products or operations. Any of these developments could harm our business, results of operations, or financial condition.

We may not be able to maintain our listing on the Nasdaq Global Market.
Our common stock currently trades on the Nasdaq Global Market, which has continued listing requirements that we must satisfy in order to maintain our listing. The standards include, among others, a minimum bid price requirement of $1.00 per share. Our results of operations and our fluctuating stock price directly affects our ability to satisfy these listing standards. If we fail to do so, we may be subject to delisting. At certain times in the past, the market price of our common stock has been less than $1.00 per share. Recently our stock price has been trading at market prices around $1.00.

On March 22, 2012, we received a deficiency letter from NASDAQ notifying us that we were failing to meet The NASDAQ Global Market’s listing rules requirement for listed securities to maintain a minimum bid price of $1.00 per share, based upon the closing bid price of the our common stock for the 30 consecutive business days prior to the date of the letter. On April 10, 2012, we received notification from NASDAQ that we had regained compliance with the bid price requirement, as a result of our common stock remaining above $1.00 per share for the period from March 23, 2012 to April 9, 2012. The matter is now closed, however we remain subject to NASDAQ’s continued listing standards, including the bid price requirement.

A delisting from the NASDAQ Global Market could result in our common stock being listed on the NASDAQ Capital Market or on an over-the-counter market, each of which are generally considered to be a less efficient market than the NASDAQ Global Market. A delisting from the NASDAQ Global Market could have a number of other negative consequences, including greater difficulty in obtaining financing and a loss of confidence by customers, suppliers and employees. In addition, our convertible senior notes will become callable if our common stock ceases to be traded on a U.S. national securities exchange or established automated over-the-counter market. As of the date of issuance of these financial statements, we were in compliance with all applicable requirements for continued listing on the NASDAQ Global Market.

Index

A significant portion of our revenue is generated from government sales, which are subject to potential delays and cutbacks, require specific development efforts, and impose significant compliance obligations.
A significant portion of our total revenue from product sales has come from contracts with governmental agencies, most of which do not include long-term purchase commitments. A majority of these sales have involved our Promina product, for which sales have declined substantially in recent periods. While the government has purchased and is evaluating some of our new products for broader deployment, this new business may not develop quickly or be sufficient to offset future declines in sales of our Promina product. Spending by government customers fluctuates based on budget allocations and the timely passage of the annual federal budget. An impasse in federal government budget decisions could lead to substantial delays or reductions in federal spending. During 2011, the U.S. Government was unable to reach agreement on budget reduction measures required by the Budget Control Act of 2011 (the "Budget Act") passed by Congress. Unless Congress and the Administration take further action, the Budget Act will trigger automatic reductions in both defense and discretionary spending in January 2013. The resulting automatic across-the-board budget cuts in sequestration would likely cause a substantial reduction in revenues from our federal government customers.

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
Our operating results will depend on the successful design, development, testing, introduction, marketing, and broad commercial distribution of our newer products. The success of these products is dependent on several factors, including proper product definition, competitive pricing, timely completion and introduction to the market, differentiation from competitors’ products, and broad market acceptance. Successful introduction of new products also requires the development of relevant expertise in our product support organization. The markets for our products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and evolving methods of building and operating networks. We may not successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products. Our products and product enhancements are increasingly designed as elements of a solution involving products and technologies being developed by third parties, and the success of our products will therefore be affected by the availability and success of the third party products. At the same time, products and technologies developed by others may render our products or technologies obsolete or non-competitive, which in turn could adversely affect our ability to achieve profitability.

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

Index

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

In fiscal 2011, we learned that some of our products may have been exported or re-exported in violation of U.S. export laws. Consequently, we launched an internal investigation of our export-related activities, and reported the results of the investigation to the U.S. government. To date, the U.S. government has not taken action against the Company, but has issued the Company a number of warning letters and a portion of the U.S. government’s review of the matter remains open. If the U.S. government determines that we have failed to comply with one or more export control laws or trade sanctions, we could be subject to various civil or criminal penalties, including the imposition of significant fines, denial of export privileges, loss of revenues from certain customers, and debarment from participation in U.S. government contracts. Any one or more of these sanctions could have a material adverse effect on our business, financial condition and results of operations.

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

Index

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

Index

Over the past several years, we have restructured our organization which may cause disruptions to our business.
In fiscal 2012, we implemented a restructuring that included significant workforce reductions. In fiscal 2011, we reorganized a number of functions and sought ways to reduce costs and improve efficiencies, such as changes to our internal business processes, transitions to different vendors or service providers, and outsourcing of certain functions. These activities are subject to a number of risks, such as diversion of management time and resources; diminished ability to respond to customer requirements, both as to products and services; and disruption of our engineering and manufacturing processes. Further, despite our efforts, the savings we expect from these actions may not be achieved, or may be achieved only after an initial increase in costs. Problems resulting from these reorganization activities, such as potential challenges maintaining our business systems and operating infrastructure, could have a material adverse effect on our business, results of operations, and financial condition, particularly if coupled with a failure to achieve the expected cost savings. In addition, changes to our business processes may require revisions to our internal controls, and may make it more difficult for us to achieve certification of our internal control over financial reporting, if required.

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
As part of our arrangement with our principal contract manufacturer, we are required to make deposits on certain purchased raw materials or certain work-in-process items that are held for greater than 90 days, although the contract manufacturer must make efforts to minimize our liability for this inventory, including returning materials to suppliers, canceling orders with suppliers or using materials to manufacture product for its other customers. Raw material and in-process inventories that are unused and have been held for more than nine months require us to take ownership, or, at a minimum, pay a management fee assuming there is future forecasted demand for those inventories. Further, if anticipated demand for inventories does not materialize in future periods, we are required to take ownership of those associated inventories. We have substantial amounts of inventory at our principal contract manufacturer, and have already made significant deposits on some of the inventory. Additional deposits may be required in the future and if the inventory continues to remain on hand, we may be required to purchase the inventory underlying the deposit and adjustments may be required to write down or write off this inventory, any of which would adversely affect our operating results.

Index

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

Index

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
Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their internal control structure and procedures over financial reporting. In the third quarter of fiscal 2012, we completed a review of our historical practices with respect to inventory valuation. That review indicated that during fiscal 2011 and in the first half of fiscal 2012 we did not consistently follow our accounting policies for determining inventory valuation. Specifically, we did not maintain effective controls to ensure that the process to determine the correct classification of certain assets as inventory not expected to be consumed within the next 12 months complied with our accounting policies. As a result of this significant deficiency in our internal controls, we reclassified prior period inventory and other non-current assets in our fiscal 2012 third quarter quarterly report on Form 10-Q, and in this fiscal 2012 annual report on Form 10-K. Other significant deficiencies or material weaknesses could arise that would be required to be reported in the future. Due to the minimal number of people that we currently employ, there is a risk that we may not be able to maintain adequate segregation of duties, which would be a weakness in our internal controls. If the Company fails to maintain an effective system of internal controls, it may not be able to accurately report its financial results or prevent fraud. In addition, the evaluation process and any required remediation, if applicable, may increase our accounting, legal and other costs, and may divert management resources from other business objectives and concerns.

Index

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

NET is headquartered in Fremont, California. In fiscal 2011, we executed a five-year extension of the facility lease for our headquarters building, totaling 97,747 square feet, which now runs through the third quarter of fiscal 2017.

NET and our subsidiaries lease facilities in Illinois, primarily for research and development, and in New Jersey, China, and Hong Kong, for sales and final assembly and test of products. We also lease offices, primarily for sales and service, at other locations in the United States, the United Kingdom, France, China, Australia, Japan and Dubai.

ITEM 3.	LEGAL PROCEEDINGS

A subsidiary of the Company, Quintum Technologies, LLC (Quintum), is party, by interpleader, to three related lawsuits in Greece filed by Lexis SA, a former distributor of Quintum products in Greece. The initial interpleader lawsuit was filed October 26, 2006, at the Multimember First Instance Court of Athens. At hearings in January and February 2012, the underlying lawsuits were cancelled due to the fact that the originating plaintiffs waived their rights against Lexis prior to the hearing. However, Lexis has not yet formally waived its rights against Quintum, and so hearings are still on calendar on the matter between Lexis and Quintum, now scheduled for January 2015. By way of background, the lawsuits allege that a set of hardware and software products acquired by Lexis for a customer failed to perform as a system. The products include Quintum’s hardware product and a software product by another vendor. The damages sought include a refund of amounts paid for the purchase of the hardware and software, totaling approximately $98,000, compensation for real and moral damages totaling approximately $4.4 million, and monetary damages totaling approximately $3.6 million for non-delivery of services that were to be delivered through the system. The Company has not accrued any amounts related to the claim, as it believes that a negative outcome is not probable.

In addition to the above, we are involved in various legal proceedings from time to time in the normal course of our business.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Index

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

For a discussion of securities authorized for issuance under equity compensation plans, see notes 9 and 10 to the consolidated financial statements.

(c) Issuer Purchases of Equity Securities:

Issuer Purchases of Equity Securities during the quarter ended March 30, 2012:

(in thousands, except shares and per share amounts)

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs
December 31, 2011-January 27, 2012	—	—	—	$—
January 28-February 24, 2012	26,911	$1.06	—	$—
February 25-March 30, 2012	—	—	—	$—
	26,911	$1.06	—	$—

(1)	During the quarter ended March 30, 2012, 26,911 shares were acquired directly from employees as payment of tax withholding obligations upon vesting of restricted stock awards.

Market Price

NET’s common stock is traded on The NASDAQ Stock Market, LLC under the symbol “NWK.” Until April 23, 2009, NET’s common stock was listed on the New York Stock Exchange. The following table sets forth, for the quarterly periods indicated, the high and low sale prices of our common stock:

Fiscal 2012	Low	High
First quarter	$2.18	$3.83
Second quarter	$1.81	$2.81
Third quarter	$0.99	$2.25
Fourth quarter	$0.71	$1.58

Fiscal 2011	Low	High
First quarter	$3.63	$6.10
Second quarter	$2.53	$4.50
Third quarter	$3.04	$5.50
Fourth quarter	$3.10	$5.40

At May 25, 2012, there were approximately 383 registered stockholders of record of NET. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

NET has never declared or paid dividends on our capital stock and does not intend to pay dividends in the foreseeable future. Our convertible debt trades in the over-the-counter market.

Information regarding equity compensation plans will be contained in the Proxy Statement in the section captioned “Equity Compensation Plan Information” and is incorporated herein by reference.

Index

Stock Performance Graph

The graph depicted below shows NET’s stock price as an index assuming $100 invested over the five year period beginning on April 2, 2007, along with the composite prices of companies listed in the S&P 500 Index and NASDAQ Telecommunications Index. All values assume reinvestment of the full amount of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURNS
$120
$100
$80
$60
$40
$20
$-
Mar-07
Mar-08
Mar-09
Mar-10
Mar-11
Mar-12
Network Equipment Technologies, Inc.
S & P 500 Index
NASDAQ Telecommunications Index

Fiscal year ended	2007	2008	2009	2010	2011	2012
Network Equipment Technologies, Inc.	100.00	66.29	37.42	55.15	35.15	11.03
S&P 500 Index	100.00	92.57	57.43	82.10	92.47	99.13
NASDAQ Telecommunications Index	100.00	96.06	64.50	96.08	92.73	93.17

Index

ITEM 6.	SELECTED FINANCIAL DATA

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

The information presented below reflects the impact of certain significant transactions, including the acquisition of Quintum in fiscal 2008 at a total cost of $45.0 million, and the impairment of goodwill and long-lived assets in fiscal 2009 totaling $44.3 million, which makes a direct comparison difficult between each of the last five fiscal years.

(in thousands, except per share amounts)

Fiscal year ended	2012	2011	2010	2009	2008
Total revenue	$50,152	$60,147	$74,494	$65,788	$116,144
Net income (loss)	$(34,143)	$(26,298)	$(17,843)	$(53,503)	$7,145
Basic net income (loss) per share	$(1.12)	$(0.88)	$(0.61)	$(1.85)	$0.26
Diluted net income (loss) per share	$(1.12)	$(0.88)	$(0.61)	$(1.85)	$0.25
Total assets	$55,819	$89,371	$117,686	$133,433	$269,333
3 ¾% convertible senior notes	$10,500	$10,500	$10,500	$13,000	$85,000
7 ¼% convertible subordinated debentures	$23,704	$23,704	$23,704	$23,704	$24,706
Other long-term liabilities	$1,202	$1,234	$2,161	$4,568	$6,295

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Index

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

For transactions entered into prior to the first quarter of fiscal 2012, the Company recognized revenue based on the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 985-605 (formerly referred to as Statement of Position No. 97-2, Software Revenue Recognition). In accordance with ASC 985-605, the Company utilized the residual method to determine the amount of product revenue to be recognized. Under the residual method, the fair value of the undelivered elements, such as PCS, is deferred and the remaining portion of the arrangement consideration is recognized as product revenue. VSOE of fair value is limited to the price charged when the same element is sold separately. VSOE of fair value is established for PCS and professional services based on the volume and pricing of the stand-alone sales within a narrow range. The fair value of the post-contractual support is recognized on a straight-line basis over the term of the related support period, which is typically one month to three years.

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

Index

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

The change from the residual to the relative selling price method did not have a material impact on the allocation of revenue to the arrangement deliverables, nor did the Company change its assessment of the deliverables contained within its revenue arrangements. The adoption of the new revenue accounting guidance was not material to the Company’s financial results for the year ended March 30, 2012.

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

Inventory and Contract Manufacturer Liabilities:  Under an agreement with our primary contract manufacturer, Plexus Corp. (Plexus), we maintain a level of control over parts procurement, design, documentation, and selection of approved suppliers. We are generally liable for any termination or cancellation of product orders, as well as excess and obsolete material, which can result, for example, from an engineering change, product obsolescence, or inaccurate component forecasting. Under the agreement, Plexus is to procure raw materials and begin manufacturing of products in accordance with our forecasts. If certain purchased raw materials or certain work-in-process items are held for greater than 90 days, we must make deposits on the aging inventory, although Plexus must make efforts to minimize our liability for the aging inventory, including returning materials to suppliers, canceling orders with suppliers, or using materials to manufacture product for its other customers. If raw material or in-process inventories are still unused and have been held for more than nine months, we must take ownership and pay for the aged inventory. Alternatively, if there is forecasted demand for such inventory, we must pay a management fee for Plexus to retain such inventory. If the forecasted demand does not materialize we must take ownership and pay for such inventory. This activity may increase our owned inventories. The term of our agreement with Plexus currently runs to December 31, 2012, with automatic renewal for additional one-year terms unless either party gives notice of intent not to renew, and subject to either party’s right to terminate upon six month’s notice.

At March 30, 2012, our deposit on inventory held by Plexus was $ 2.3 million, of which $1.3 million had been charged to a reserve for excess inventory. The deposit, including the related reserve, is included in prepaid expenses and other assets in the consolidated balance sheets.

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

Index

Long-lived assets: Depreciable assets are assigned estimated lives ranging from three to ten years. We review long-lived assets, including intangible assets with finite lives, property and equipment, and other assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment might include a significant decline in the market price of an asset or asset group, a significant adverse change in the extent or manner in which an asset or asset group is being used, the loss of legal ownership or title to the asset, significant negative industry or economic trends or the presence of other factors that would indicate that the carrying amount of an asset or asset group is not recoverable. We consider a long-lived asset to be impaired if the estimated undiscounted future cash flows resulting from the use of the asset and its eventual disposition are not sufficient to recover the carrying value of the asset. If we deem an asset to be impaired, the amount of the impairment loss represents the excess of the asset’s carrying value compared to its estimated fair value.

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

We estimate the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. The fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Our computation of expected volatility is based on historical volatility commensurate with the expected term of the options. The risk-free interest rate used in the Black-Scholes option-pricing formula is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term commensurate with the expected term of the options. The expected dividend assumption is based on our current expectation that we will not pay out cash dividends in the foreseeable future. We estimated the expected term of options granted in fiscal 2012, 2011 and 20010 using vesting periods of awards and historical data such as past experience and post-vesting cancellations. We believe these calculations provide reasonable estimates of expected life for stock–based awards to employees.

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

Tax years from 1998 in the U.S. and 2006 in our primary foreign jurisdictions remain open for examination. Although the timing of resolution and closure of audits is highly uncertain, we do not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next twelve months.

Index

Results of Operations

The following table sets forth selected data derived from our consolidated statements of operations expressed as a percentage of revenue for the periods presented:

	Year Ended
	March	March	March
	30, 2012	25, 2011	26, 2010

Percent of revenue
Product	70.0%	76.3%	78.0%
Service and other	30.0	23.7	22.0
Total revenue	100.0	100.0	100.0

Product gross margin	27.9	46.9	52.0
Service and other gross margin	45.9	22.7	14.6
Total gross margin	33.3	41.1	43.8

Sales and marketing	37.3	32.6	26.4
Research and development	37.8	31.9	25.8
General and administrative	18.7	17.4	15.9
Restructure and other costs	2.9	0.5	—
Total operating expenses	96.7	82.4	68.1
Loss from operations	(63.4)	(41.3)	(24.3)

Interest income	0.6	1.5	2.0
Interest expense	(4.4)	(3.7)	(3.1)
Other income, net	(0.7)	—	1.5
Loss before taxes	(67.9)	(43.5)	(23.9)
Income tax provision	0.2	0.2	0.1
Net loss	(68.1)%	(43.7)%	(24.0)%

Overview and highlights

●
We are transitioning our product line to address unified communications and other new telecommunications opportunities.  Sales of our UX Series platform, including the UX1000, which was introduced in the third quarter of fiscal 2012, have been increasing, but the total increase in UX Series product sales in fiscal 2012 was not enough to offset the decline in sales of our Promina and other multi-service products and our VoIP-based VX Series product. Product revenue from our Enterprise business increased 45% from the prior fiscal year while product revenue from our government business decreased 59% from the prior fiscal year.

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

●
Our sector mix and our mix of product sales fluctuate quarter to quarter. Our newer products have not achieved broad market acceptance, so large individual sales can have a significant effect on our mix of product sales. Also, spending by government customers fluctuates based on budget allocations, the timely passage of the annual federal budget, and the timing of specific programs and purchasing for those programs. In the fourth quarter of fiscal 2012, more than three-fourths of our product revenue came from our next generation switching platforms (the UX Series, VX Series and Tenor products), which are designed primarily for enterprise customers. The following table shows elements of our sector mix and our mix of product sales:

Index

(in thousands, except percentages)	Year Ended
	March 30, 2012	March 25, 2011	March 26, 2010
Sector mix:
Revenue from government customers	$25,173	$42,752	$58,580
% of total revenue	50.2%	71.1%	78.6%

Revenue from commercial customers	$24,979	$17,395	$15,914
% of total revenue	49.8%	28.9%	21.4%

Mix of product sales:
Promina product revenue	$8,745	$14,913	$21,165
% of product revenue	24.9%	32.5%	36.4%
VoIP-based product revenue	$23,270	$26,137	$22,611
% of product revenue	66.3%	56.9%	38.9%
Other product revenue	$2,793	$4,545	$13,999
% of product revenue	8.0%	9.9%	24.1%

●
Product margin was down as a result of reduced sales and a changing mix of products. With reduced sales, we are unable to take advantage of economies of scale, and have also had to take reserves for excess or obsolete inventory. In addition, we had achieved a higher gross margin on our legacy products, which make up a declining portion of our revenue mix, compared to the gross margin for our more recently introduced products. In part, this is because the more recently introduced products have not yet benefitted from cost reduction efforts or volume purchasing.

●
Service margin was up due to higher service revenue and changes in service delivery arrangements. Our arrangement with CACI International Inc. (“CACI”) for the sharing of maintenance and other services expired in December, 2010. We now perform these services ourselves, with a relatively small increase in cost, and no longer have the cost of remitting to CACI any payment based on the revenue associated with these services. In addition, service margins benefitted from the effect of workforce reductions in conjunction with the corporate restructuring plan implemented in the fourth quarter of fiscal 2012.

●
Expense levels were generally consistent with prior periods. Operating expense in fiscal 2012 decreased 2.2% from the prior year, due largely to lower stock compensation expense and reduced charges for our headquarters facility lease. The effect of these cost reductions was partially offset by restructuring charges incurred in the fourth quarter of fiscal 2012, during which we implemented workforce reductions as part of an effort to bring the Company’s operating expenses more in line with revenues and preserve capital resources. Going forward, we expect additional savings due to the restructuring plan implemented in the fourth quarter of fiscal 2012.

Revenue

(in thousands, except percentages)	Year Ended			Year Ended
	March 30, 2012	March 25, 2011	FY12 vs FY11	March 26, 2010	FY11 vs FY10

Product	$35,083	$45,909	(23.6)%	$58,142	(21.0)%
Service and other	15,069	14,238	5.8	16,352	(12.9)
Total revenue	$50,152	$60,147	(16.6)%	$74,494	(19.3)%

Fiscal 2012 compared to fiscal 2011

Total revenue decreased in fiscal 2012, due to a $17.8 million decline in product revenue from government customers, across product lines. The decrease was partially offset by a $7.0 million increase in product sales to commercial customers and also by higher service and other revenue. On a product-line basis, the decrease in product revenue was mostly due to reduced sales of our Promina and VX Series products (which are sold primarily to government customers), although international sales of VX Series products were up slightly. Sales of our UX series products, the first of which was introduced in the third quarter of fiscal 2011, increased in fiscal 2012. We expect our product and sector mix to continue to change as we shift our focus to new communications technologies for enterprise businesses, such as unified communications.

Index

Service and other revenue increased in fiscal 2012 due primarily to an increase in maintenance contracts sold with new products. Significant fluctuations in our service and other revenue can occur as a result of factors affecting the timing of the recognition of revenue, including customer deployment schedules, contractual acceptance provisions and renewal of annual support agreements.

Fiscal 2011 compared to fiscal 2010

Total revenue decreased in fiscal 2011, due to a $17.4 million decline in sales of NX1000 and Promina products to government customers. The decrease was offset in part by higher sales, by $3.3 million, of VX Series products, to both government and commercial customers and, to a lesser extent, by sales to commercial customers of UX Series products, which were introduced mid-year. Sales associated with the basic VoIP applications that were a large part of the traditional Quintum business declined.

Service and other revenue decreased in fiscal 2011, principally due to the recognition in fiscal 2010 of $1.3 million of previously deferred service and other revenue, with no similar deferred revenue in fiscal 2011.

Gross margin

	Year Ended
	March 30, 2012	March 25, 2011	March 26, 2010
Product gross margin	27.9%	46.9%	52.0%
Service and other gross margin	45.9	22.7	14.6
Total gross margin	33.3%	41.1%	43.8%

Fiscal 2012 compared to fiscal 2011

Total gross margin decreased in fiscal 2012 due to a drop in product margin as a result of reverse economies of scale on lower product revenue, a change in product mix, and inventory reserve charges. The decrease in product margin was partially offset by an increase in service and other margin.

Product gross margin was negatively affected by economies of scale, as a lower amount of product revenues was available to absorb manufacturing overhead. The change in product mix contributed to lower product margin, in part because the more recently introduced products have not yet benefitted from on-going cost reduction efforts or volume purchasing. Product margin was also affected by inventory reserve charges. Our contract manufacturer holds inventory on our behalf. As inventory held by the contract manufacturer ages, we are required by contract to make deposits on the inventory, and if it continues to remain on hand, to purchase the inventory underlying the deposit. We may subsequently need to write down or write off the inventory. Inventory reserve charges for fiscal 2012 and fiscal 2011 were $2.1 million and $550,000, respectively. Fiscal 2012 inventory reserve charges of $2.1 million in large part reflected end-of-life announcements issued in fiscal 2012 for some of the Promina product line as well as changes in our expectations regarding the useful lives of certain inventory components for the Promina product line.

Service and other gross margin improved due largely to the termination of the revenue sharing arrangement with our former service partner, CACI, late in fiscal 2011. We now perform these services ourselves, with a relatively small increase in cost, and no longer have the cost of remitting to CACI any payment based on the revenue associated with these services. This improvement was partially offset by relatively small increases in costs relating to an expansion of our support staff, through increased headcount and by re-assigning some existing personnel from our sales organization.

Fiscal 2011 compared to fiscal 2010

Total gross margin decreased in fiscal 2011 as lower product margins outweighed improvements in service and other margins.

Product gross margin was down primarily due to reverse economies of scale, with a lower amount of product revenues available to absorb manufacturing overhead, and also due to slightly higher fixed manufacturing costs. These effects upon product margins were partially offset by freight/duty refunds of $432,000 received by our United Kingdom subsidiary in the second quarter of fiscal 2011 and credited to product cost of revenue. These refunds related to overpayments of duty tax for certain sales transactions which occurred in earlier years. Also, product margins benefited by lower inventory reserves compared to the prior fiscal year. Inventory reserve charges for fiscal 2011 were $550,000, whereas in fiscal 2010, such charges, which principally related to our NX5010 product, were $1.9 million.

Service and other gross margin improved due to the termination of the revenue sharing arrangement with our former service partner, CACI, in December 2010. This improvement was partially offset by additional costs relating to an expansion of our support staff, through increased headcount and by re-assigning some existing personnel from our sales organization.

Index

Operating expenses

(in thousands, except percentages)	Year Ended			Year Ended
	March 30, 2012	March 25, 2011	FY12 vs FY11	March 26, 2010	FY11 vs FY10
Sales and marketing	$18,709	$19,582	(4.5)%	$19,647	(0.3)%
Research and development	18,951	19,212	(1.4)	19,229	(0.1)
General and administrative	9,401	10,514	(10.6)	11,824	(11.1)
Restructure and other costs	1,435	281	410.7	17	1,552.9
Total operating expenses	$48,496	$49,589	(2.2)%	$50,717	(2.2)%

We expect operating expenses to decrease in fiscal 2013 as the restructuring plan implemented in the fourth quarter of fiscal 2012 takes effect. The goal of the restructuring plan is to reduce operating expenses and preserve capital resources. The anticipated decrease in operating expense will result primarily from headcount reductions. We have reduced our headcount by approximately 90 employees as compared to the beginning of calendar 2012.

Fiscal 2012 compared to fiscal 2011

Total operating expenses were down slightly in fiscal 2012 primarily due to reduced facilities costs following renewal of our headquarters facility lease at more favorable rates, partially offset by additional costs due to an extended duration of the fiscal year by the addition of an extra week in the second fiscal quarter to normalize the fiscal year end date.

Sales and marketing expense was lower due to reductions of $804,000 in payroll-related costs (other than sales commissions), $277,000 in allocated facilities costs, and $174,000 in consulting costs following conversions of certain consultants to employees (though with an offsetting increase in payroll-related costs). These cost savings were partially offset by an increase of $339,000 in sales commissions, as a result of realization of certain individual sales targets, and by an increase of $82,000 in administrative costs, consisting principally of audit and payroll processing fees relating to foreign sales offices.

Research and development expense was lower due to reductions of $513,000 in allocated facilities costs, $134,000 in depreciation expense as many capital assets came to the end of their depreciation lives over the past two years and $57,000 in employment-related costs. These cost decreases were partially offset by increases of $320,000 and $81,000, respectively in consulting costs and engineering related expenses, principally for development activities related to the UX1000 product, released late in the fiscal year.

General and administrative expense was lower as a result of $1.4 million of additional legal fees incurred in fiscal 2011 but not fiscal 2012 for an internal investigation of export-related activities, and also as a result of reductions of $454,000 in compensation-related costs and $226,000 in allocated facilities costs. These cost decreases were partially offset by increases of $654,000 in consulting costs and $491,000 in outside services fees, principally due to changes in the timing of recognition for costs related to audit and tax services.

Restructure and other costs of $1.4 million and $281,000 for fiscal 2012 and fiscal 2011, respectively, related to net charges for employee separation costs related to corporate restructuring activities.

Fiscal 2011 compared to fiscal 2010

Total operating expenses were slightly lower in fiscal 2011 due principally to the effect of cost control measures and reduced facilities costs following the renewal, in the second quarter of fiscal 2011, of our headquarters facility lease at favorable rates. These cost savings were partially offset by legal costs incurred for an internal investigation regarding compliance with U.S. export laws.

Sales and marketing expense was down slightly in fiscal 2011 due to reduced employee compensation costs, which were down $569,000. A principal reason for the difference is that in fiscal 2010 we incurred employee separation costs of $714,000 in connection with the retirement of our former federal sales executive, and had no similar charges in fiscal 2011. Also, sales commissions were lower by $220,000 due to reduced bookings, and costs for consultants and temporary employees were $93,000 lower. Also contributing to the reduction in compensation costs, some technical sales support staff were moved to our service organization following termination of the CACI arrangement.

Offsetting these decreases, stock compensation expense, direct payroll costs and miscellaneous other payroll costs increased by $443,000 principally due to higher average headcount. Other operating costs for sales and marketing also increased by a total of $504,000. Costs for marketing materials and travel and entertainment were higher by a total of $311,000, reflecting product launch and deployment activities for our UX Series product. Costs for products deployed for sales and marketing purposes, such as those provided for use in Microsoft Training Centers, were higher by $167,000. Miscellaneous other costs were higher by $195,000. These cost increases were partially offset by reduced allocations of facilities costs, which were lower by $169,000.

Index

Research and development expense in fiscal 2011 was approximately equal to 2010 expense, although with significant increases and decreases in specific costs. Employee compensation for research and development was higher by $1.3 million, largely due to UX Series development programs, including additional costs for consultants and temporary employees of $785,000. Also, stock compensation expense increased by $429,000 due to the issuance of stock awards tied to new product milestones, and direct payroll costs increased by $65,000, largely due to higher average headcount. These increases were offset by reduced expenditures in the following areas:  engineering-related expenses were lower by $566,000, principally because fiscal 2010 results included substantial costs for prototype and expensed material used in development activities; depreciation expense was lower by $266,000, as many of the Company’s capital assets came to the end of their depreciation lives over the past two years; allocations of facilities costs were lower by $507,000; and miscellaneous other costs were higher by $43,000.

General and administrative expense was lower in fiscal 2011. The largest single reason for the difference is that in fiscal 2010 we incurred one-time employee separation costs of $878,000 in connection with the departure of our former Chief Financial Officer and there were no similar charges in fiscal 2011. Other reasons for the decline were: outside consulting costs were lower by $530,000 due principally to lower professional service fees; other payroll-related costs, including stock-based compensation, were lower by $229,000; allocations of facilities costs were lower by $254,000; and miscellaneous other costs that included bad debt, bank fees, and accretion charges for our vacated facility, were lower by $170,000.These decreases were offset by higher legal fees, which increased by $752,000 due principally to costs for an internal investigation of our export-related activities, which was performed by outside counsel.

Restructure and other costs of $281,000 and $17,000 for fiscal 2011 and fiscal 2010, respectively, related to net charges for employee separation costs related to corporate restructuring activities.

Non-operating items

(in thousands, except percentages)	Year Ended			Year Ended
	March 30, 2012	March 25, 2011	FY12 vs FY11	March 26, 2010	FY 11 vs FY10

Interest income	$293	$888	(67.0)%	$1,514	(41.3)%
Interest expense	$(2,210)	$(2,215)	(0.2)	$(2,271)	(2.5)%
Other income (expense), net	$(359)	$(2)	17,850.0%	$1,101	(100.2)%

Other income (expense), net, consisted of:

(in thousands, except percentages)	Year Ended			Year Ended
	March 30, 2012	March 25, 2011	FY12 vs FY11	March 26, 2010	FY11 vs FY10
Loss on foreign exchange	$(420)	$(180)	133.3%	$(45)	300.0%
Gain on extinguishment of debt	—	—	—%	555	(100.0)%
Realized gain on available-for-sale securities	67	182	(63.2)%	569	(68.0)%
Other	(6)	(4)	50.0%	22	(118.2)%
	$(359)	$(2)	17,850%	$1,101	(100.2)%

Fiscal 2012 compared to Fiscal 2011

Interest income was lower in fiscal 2012 due to lower average interest earned on investments, and to lower average cash and investment balances. Average cash and investment balances in fiscal 2012 were lower primarily due to the effect of operating losses in fiscal 2012 and 2011.

Interest expense in fiscal 2012 and 2011 was essentially equivalent, primarily because the balance of long-term debt was identical throughout each of the two periods.

Other income (expense), net, was lower in fiscal 2012 due to higher losses on foreign exchange transactions and lower realized gains on available-for-sale securities. Gains and losses on foreign exchange transactions vary with exchange rate fluctuations.

Fiscal 2011 compared to fiscal 2010

Interest income was lower in fiscal 2011 due to lower average interest earned on investments, and to lower average cash and investment balances. Average cash and investment balances in fiscal 2011 were lower primarily due to the effect of operating losses in fiscal 2011 and 2010.

Index

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

Income tax provision

Income tax provisions were $78,000, $131,000 and $72,000, for fiscal 2012, 2011 and 2010, respectively. All prior periods benefited from a U.S. federal refundable credit as a result of legislation that allowed taxpayers to elect to forego bonus depreciation on certain additions of qualified eligible property and, in return, to claim a refundable credit for a portion of its unused alternative minimum tax and research credits. The Housing and Economic Recovery Act of 2008, signed into law in July 2008, applied to certain additions of qualified property placed in service from the period between April 2008 and December 2008. In February 2009, the American Recovery and Reinvestment Tax Act of 2009 was enacted, which extended the period for eligible property additions for another year, through December 31, 2009. The refundable credit ended December 31, 2009. Provisions for income tax are primarily related to our international operations. We incurred an additional one-time tax expense of $46,000 in the third quarter of fiscal 2011 on interest income related to freight/duty refunds received by our United Kingdom subsidiary.

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been our cash and investment balances and cash provided by operating activities and debt financing activities.

Cash balances:  As of March 30, 2012, cash and cash equivalents, short-term investments and restricted cash were $35.1 million, as compared to $61.4 million as of March 25, 2011. U.S. government and municipal agency investments comprised 58% of the amount outstanding at March 30, 2012.

Cash flow from operating activities:

The increase in net cash used in operating activities in fiscal 2012 resulted principally from the higher net loss in fiscal 2012 and changes in non-cash activities, partially offset by a reduction in cash used as a result of changes in asset and liability balances.

The higher net loss contributed $7.8 million to the increase in cash used in operating activities. Changes in non-cash activities, principally reduced stock compensation expense, contributed an additional $3.2 million. Stock compensation expense was lower in fiscal 2012 primarily because, at the end of fiscal 2011, the Company ended its program of granting restricted stock to offset salary reductions.

These increases in cash used in operating activities were partially offset by the net effect of changes in asset and liability balances in fiscal 2012, which provided a net increase in cash of $2.6 million, compared to fiscal 2011. Accrued liabilities and accounts payable balances continued to decline in FY12, reflecting reduced business activity. However, as the decline in these balances was not as much in fiscal 2012 as in fiscal 2011, the effect of these activities upon cash used was significantly less than in fiscal 2012. Changes in prepaid expense balances provided more cash in fiscal 2012 than in fiscal 2011, due principally to a reduction of the Company’s deposit with Plexus of $1.75 million. These increases in cash provided by operating activities were partially offset by lower collections of accounts receivable, by $3.6 million, in fiscal 2012. Fiscal 2011 collections were higher due to greater revenues realized in fiscal 2010.

The increase in net cash used in operating activities of $3.9 million in fiscal 2011 resulted principally from the higher net loss in fiscal 2011 and reductions in accounts payable balances. Accounts payable balances declined primarily because the Company did not need to make as many inventory purchases in support of sales in fiscal 2011 as it did in fiscal 2010. Increases in cash used in operating activities were partially offset by the effect of higher collections on accounts receivable in fiscal 2011 and a lower accounts receivable balance at fiscal 2011 year-end. The collective effect of other activities upon cash used in operating activities in fiscal 2011, including depreciation, amortization and accretion and stock-based compensation expense, was not significant.

In fiscal 2010, cash used in operating activities was primarily the result of the fiscal 2010 net loss of $17.8 million and lower collections on accounts receivable, partially offset by changes in assets and liability balances, principally prepaid assets and accounts payable.

Cash flow from investing activities:

Net cash provided by investing activities was $30.0 million, $15.2 million, and $4.4 million in fiscal 2012, 2011 and 2010, respectively.

Index

The increase in net cash provided by investing activities in fiscal 2012 compared to fiscal 2011, and in fiscal 2011 compared to fiscal 2010 resulted from the net effect upon cash of purchases, sales and maturities of short-term investments. These activities provided net cash of $30.5 million in fiscal 2012 and $18.4 million in fiscal 2011. We used the cash provided by investing activities in fiscal 2012 and 2011 principally to fund operating activities.

In fiscal 2010, net cash provided by investing activities was a relatively low $4.4 million. Operating activities in fiscal 2010 were principally funded by the cash on hand at the beginning of fiscal 2010.

Cash flow from financing activities:

Net cash used in financing activities was $416,000, $566,000, and $2.4 million in fiscal 2012, 2011 and 2010, respectively.

Financing activities in all years presented included repurchases of common stock from employees to satisfy withholding-tax obligations arising from the vesting of restricted stock awards. In fiscal 2011 and 2010, the effect of these repurchases was partially offset by cash provided by proceeds from exercises of stock options. In addition, fiscal 2010 financing activities included a payment of $1.9 million to repurchase a portion of our outstanding 3¾% convertible senior notes.

Non-cash investing activities:  There were no non-cash investing activities in fiscal 2012. We acquired assets under capital lease and through notes payable in fiscal 2011 and 2010 in the amounts of $162,000 and $286,000, respectively.

Summary disclosures about contractual obligations and commercial commitments: The following table provides a summary of our contractual obligations and other commercial commitments as of March 30, 2012:

Contractual obligations (in thousands)	Total	2013	2014 and 2015	2016 and 2017	After 2017
Long-term debt	$34,204	—	34,204	—	—
Interest on long-term debt	5,477	2,112	3,365	—	—
Operating leases	6,918	2,069	2,588	2,261	—
Capital leases	144	68	55	21	—
Total contractual obligations	$46,743	4,249	40,212	2,282	—

We have a contract with a third-party technology supplier that calls for payment by us of $2.5 million upon receipt of deliverables meeting certain conditions. We believe it is unlikely these payments will become due or be paid.

We have a long-term income tax liability for uncertain tax positions amounting to $360,000 at March 30, 2012. We cannot currently predict the date of settlement or payment, as the timing of resolution of our liability is highly uncertain.

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

At March 30, 2012, Plexus held inventory related to our products. Our deposit relating to this inventory was $2.3 million and reserves relating to this deposit were $1.3 million. Both the deposit and the related reserves are included in prepaid expenses and other assets on the consolidated balance sheets. Additional deposits may be required under the terms of the agreement.

Liquidity: We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund operations for at least the next twelve months. However, if the effects of our restructuring commenced in January 2012 and continued in March 2012 are not materially consistent with our expectations, we may encounter cash flow and liquidity issues during that period. We will continue to assess our cash consumption, and our liquidity position. At any time, if we determine that it is necessary, we will evaluate our alternatives and take appropriate steps to address liquidity issues, either by further reducing cash consumption, raising additional capital, or a combination of measures. If additional capital is needed we cannot be assured that it will be available to us and, if we are unable to raise it or raise it on acceptable terms, we may have to delay, reduce the scope of, or eliminate some or all of our research and development programs or other operations, which may include delaying further development of our products; or reduce marketing, customer support or other resources devoted to our products or operations. Any of these developments could harm our business, results of operations, or financial condition.

Index

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

A portion of our investment portfolio is composed of income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. A sensitivity analysis assuming a hypothetical increase or decrease of 10% from levels at March 30, 2012 and March 25, 2011 indicated the fair value of the portfolio would change by approximately $15,000 and $44,000 at March 30, 2012 and March 25, 2011, respectively. At March 30, 2012, the fair value of the short-term investments was $26.2 million compared to $56.9 million at March 25, 2011.

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. dollar, principally the Japanese Yen, the British pound sterling, and the euro. The amounts of future gains or losses from foreign exchange transactions will depend in part on the timing and amount of foreign currency exchange rate movements.

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

(in thousands)	Fiscal year ended
	March 30, 2012	March 25, 2011
3¾% convertible senior notes	$1,537	$8,709
7¼% redeemable convertible subordinated debentures	$8,178	$21,334

Index

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Highlights:

(dollars in thousands, except per share amounts)	Fiscal year ended
Highlights	March 30, 2012	March 25, 2011
Total revenue	$50,152	$60,147
Loss from operations	$(31,789)	$(24,838)
Net loss	$(34,143)	$(26,298)
Basic and diluted net loss per share	$(1.12)	$(0.88)
Working capital	$35,865	$64,882
Total assets	$55,819	$89,371
3¾% convertible senior notes	$10,500	$10,500
7¼% redeemable convertible subordinated debentures	$23,704	$23,704
Total stockholders’ equity	$6,942	$38,175
Number of employees	177	234

Quarterly financial data (unaudited):

	Fiscal quarter 2012
	First	Second	Third	Fourth
Total revenue	$11,313	$16,428	$11,206	$11,205
Gross margin	$3,848	$6,073	$3,930	$2,856
Net loss	$(8,420)	$(7,535)	$(8,364)	$(9,824)
Basic and diluted net loss per share	$(0.28)	$(0.25)	$(0.27)	$(0.32)

	Fiscal quarter 2011
	First	Second	Third	Fourth
Total revenue	$13,481	$20,230	$13,921	$12,515
Gross margin	$4,748	$9,907	$5,059	$5,037
Net loss	$(8,210)	$(3,394)	$(7,822)	$(6,872)
Basic and diluted net loss per share	$(0.28)	$(0.11)	$(0.26)	$(0.23)

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Network Equipment Technologies, Inc.
Fremont, California

We have audited the accompanying consolidated balance sheets of Network Equipment Technologies, Inc. and subsidiaries (the "Company") as of March 30, 2012 and March 25, 2011, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended March 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15a(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Network Equipment Technologies, Inc. and subsidiaries as of March 30, 2012 and March 25, 2011, and the results of their operations and their cash flows for each of the three years in the period ended March 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/DELOITTE & TOUCHE LLP

San Jose, California
June 14, 2012

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)	March 30, 2012	March 25, 2011
Current assets:
Cash and cash equivalents	$6,897	$2,367
Short-term investments	26,245	56,860
Restricted cash	1,940	2,192
Accounts receivable, net of allowances of $212 at March 30, 2012 and $234 at March 25, 2011	7,525	8,701
Inventories	3,093	2,991
Prepaid expenses and other assets	3,636	5,860
Total current assets	49,336	78,971
Property and equipment:
Machinery and equipment	28,791	29,801
Furniture and fixtures	4,113	4,228
Leasehold improvements	10,999	10,999
	43,903	45,028
Less: accumulated depreciation and amortization	(40,559)	(40,593)
Property and equipment, net	3,344	4,435
Other assets	3,139	5,965
Total assets	$55,819	$89,371
Current liabilities:
Accounts payable	$4,009	$5,496
Accrued liabilities	9,462	10,262
Total current liabilities	13,471	15,758
Long-term liabilities:
3¾% convertible senior notes	10,500	10,500
7¼% redeemable convertible subordinated debentures	23,704	23,704
Capital lease obligation, less current portion	73	137
Other long-term liabilities	1,129	1,097
Total long-term liabilities	35,406	35,438
Commitments and contingencies – See Note 8
Stockholders’ equity:
Preferred stock ($0.01 par value; 5,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 75,000 shares authorized; 30,550 and 30,389 shares outstanding at March 30, 2012 and March 25, 2011)	305	303
Additional paid-in capital	261,563	258,339
Treasury stock, at cost	(11,811)	(11,532)
Accumulated other comprehensive loss	(2,145)	(2,108)
Accumulated deficit	(240,970)	(206,827)
Total stockholders’ equity	6,942	38,175
Total liabilities and stockholders’ equity	$55,819	$89,371

See accompanying notes to consolidated financial statements

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(in thousands, except par value amounts)	March 30, 2012	March 25, 2011	March 26, 2010
Revenue:
Product	$35,083	$45,909	$58,142
Service and other	15,069	14,238	16,352
Total revenue	50,152	60,147	74,494
Costs of revenue:
Cost of product revenue	25,286	24,396	27,934
Cost of service and other revenue	8,159	11,000	13,958
Total cost of revenue	33,445	35,396	41,892
Gross margin	16,707	24,751	32,602
Operating expenses:
Sales and marketing	18,709	19,582	19,647
Research and development	18,951	19,212	19,229
General and administrative	9,401	10,514	11,824
Restructure and other costs	1,435	281	17
Total operating expenses	48,496	49,589	50,717
Loss from operations	(31,789)	(24,838)	(18,115)
Interest income	293	888	1,514
Interest expense	(2,210)	(2,215)	(2,271)
Other income (expense), net	(359)	(2)	1,101
Loss before taxes	(34,065)	(26,167)	(17,771)
Income tax provision	78	131	72
Net loss	$(34,143)	$(26,298)	$(17,843)
Basic and diluted net loss per share	$(1.12)	$(0.88)	$(0.61)
Common and common equivalent shares, basic and diluted	30,434	29,924	29,178

See accompanying notes to consolidated financial statements

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Year Ended
(in thousands)	March 30, 2012	March 25, 2011	March 26, 2010
Net loss	$(34,143)	$(26,298)	$(17,843)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments	50	(452)	250
Unrealized holding gains (losses) on available-for-sale securities	(20)	(76)	183
Less: Reclassification adjustments for gains included in net loss	(67)	(182)	(569)
Comprehensive loss	$(34,180)	$(27,008)	$(17,979)

See accompanying notes to consolidated financial statements

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(in thousands)	March 30, 2012	March 25, 2011	March 26, 2010
Cash and cash equivalents at beginning of period	$2,367	$4,953	$15,589
Cash flows from operating activities:
Net loss	(34,143)	(26,298)	(17,843)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and accretion	2,131	2,469	3,308
Stock-based compensation expense	3,222	5,950	5,789
Gain on extinguishment of debt	—	—	(555)
Loss on disposition of property and equipment	17	29	87
Provision for deferred income taxes	119	195	—
Other	—	(1)	(8)
Changes in assets and liabilities:
Accounts receivable	1,176	4,767	(6,377)
Inventories	(102)	1,386	868
Prepaid expenses and other assets	4,447	1,154	2,475
Accounts payable	(1,488)	(2,486)	3,733
Accrued and other long-term liabilities	(499)	(3,919)	(4,331)
Net cash used in operating activities	(25,120)	(16,754)	(12,854)
Cash flows from investing activities:
Purchase of short-term investments	(29,402)	(43,314)	(62,894)
Proceeds from sales and maturities of short-term investments	59,930	61,705	68,432
Purchases of property and equipment	(773)	(1,563)	(1,737)
Changes in restricted cash	252	(1,637)	608
Net cash provided by investing activities	30,007	15,191	4,409
Cash flows from financing activities:
Issuance of common stock	4	700	661
Repurchase of common stock	(279)	(1,161)	(1,200)
Payments under capital lease and note payable obligations	(136)	(105)	(27)
Repurchase of 3¾% convertible senior notes	—	—	(1,875)
Net cash used in financing activities	(411)	(566)	(2,441)
Effect of exchange rate changes on cash	54	(457)	250
Net increase (decrease) in cash and cash equivalents	4,530	(2,586)	(10,636)
Cash and cash equivalents at end of period	$6,897	$2,367	$4,953

Other cash flow information:
Cash paid during the period for interest	$2,124	$2,128	$2,163
Non-cash investing activities:
Net unrealized loss on available-for-sale securities	$(87)	$(258)	$(386)
Assets acquired under capital lease	$—	$162	$145
Assets acquired through note payable	$—	$—	$141

See accompanying notes to consolidated financial statements

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)					Accumulated Other Comprehensive Income (Loss)
						Unrealized
	Common Stock		Additional		Cumulative	Gain		Total
			Paid-in	Treasury	Translation	(Loss) on	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Adjustments	Securities	Deficit	Equity
Balances, March 27, 2009	29,193	291	245,654	(9,177)	(2,030)	768	(162,686)	72,820
Issuance and sale of common stock under stock-based compensation plans	1,151	12	649	—	—	—	—	661
Stock-based compensation		—	5,898	—	—	—	—	5,898
Net unrealized loss on available-for-sale securities		—	—	—	—	(386)	—	(386)
Repurchase of common stock	(268)	(3)	—	(1,197)	—	—	—	(1,200)
Stock returned in connection with escrow settlements	(16)	—	(96)	—	—	—	—	(96)
Cumulative translation adjustment		—	—	—	250	—	—	250
Net loss		—	—	—	—	—	(17,843)	(17,843)
Balances, March 26, 2010	30,060	300	252,105	(10,374)	(1,780)	382	(180,529)	60,104
Issuance and sale of common stock under stock-based compensation plans	701	7	693	—	—	—	—	700
Stock-based compensation		—	5,950	—	—	—	—	5,950
Net unrealized loss on available-for-sale securities		—	—	—	—	(258)	—	(258)
Repurchase of common stock	(296)	(3)	—	(1,158)	—	—	—	(1,161)
Stock returned in connection with escrow settlements	(76)	(1)	(409)	—	—	—	—	(410)
Cumulative translation adjustment		—	—	—	(452)	—	—	(452)
Net loss		—	—	—	—	—	(26,298)	(26,298)
Balances, March 25, 2011	30,389	303	258,339	(11,532)	(2,232)	124	(206,827)	38,175
Issuance and sale of common stock under stock-based compensation plans	289	3	1	—	—	—	—	4
Stock-based compensation		—	3,222	—	—	—	—	3,222
Net unrealized loss on available-for-sale securities		—	—	—	—	(87)	—	(87)
Repurchase of common stock	(128)	(1)	1	(279)	—	—	—	(279)
Cumulative translation adjustment		—	—	—	50	—	—	50
Net loss		—	—	—	—	—	(34,143)	(34,143)
Balances, March 30, 2012	30,550	$305	$261,563	$(11,811)	$(2,182)	$37	$(240,970)	$6,942

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

Liquidity:  With the exception of fiscal 2008, the Company has incurred net losses since fiscal 1998. The Company believes that existing cash, cash equivalents and short-term investments will be sufficient to fund operations for at least the next twelve months. However, if the effects of the restructuring that the Company commenced in January 2012 and continued in March 2012 are not materially consistent with management’s expectations, the Company may encounter cash flow and liquidity issues during that period, which may require the Company to evaluate alternatives and take appropriate steps to address such issues, either by further reducing cash consumption, raising additional capital, or a combination of measures. If such steps are needed the Company cannot be assured that it will be able either to sufficiently reduce cash consumption without adverse effects on its business or to obtain additional capital on acceptable terms, if at all.

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

Basis of Presentation:    The Company’s fiscal year ends on the last Friday in March. In most years, including fiscal 2011 and 2010, the fiscal year is 52 weeks, with each quarter comprised of thirteen weeks, which allows comparability of quarter over quarter results. Fiscal year 2012 included 53 weeks, with the extra week occurring in the three month period ended September 30, 2011.

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

For transactions entered into prior to the first quarter of fiscal 2012, the Company recognized revenue based on the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 985-605 (formerly referred to as Statement of Position No. 97-2, Software Revenue Recognition). In accordance with ASC 985-605, the Company utilized the residual method to determine the amount of product revenue to be recognized. Under the residual method, the fair value of the undelivered elements, such as PCS, is deferred and the remaining portion of the arrangement consideration is recognized as product revenue. VSOE of fair value is limited to the price charged when the same element is sold separately. VSOE of fair value is established for PCS and professional services based on the volume and pricing of the stand-alone sales within a narrow range. The fair value of the post-contractual support is recognized on a straight-line basis over the term of the related support period, which is typically one month to three years.

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

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The change from the residual to the relative selling price method did not have a material impact on the allocation of revenue to the arrangement deliverables, nor did the Company change its assessment of the deliverables contained within its revenue arrangements. The adoption of the new revenue accounting guidance was not material to the Company’s financial results for the fiscal year ended March 30, 2012.

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

Restricted Cash:    Restricted cash consists of cash collateral related to short-term letters of credit required to be maintained for leases in the United States.

Allowance for Sales Returns:    A reserve for sales returns is established for primarily reseller and distributor customers, based on actual historical product returns.

Credit Risk and Allowance for Doubtful Accounts:    The Company’s credit evaluation process and the reasonably short collection terms help mitigate credit risk. The Company typically does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. The Company maintains reserves for known recourse obligations and estimated bad debts. The allowance for doubtful accounts receivable is based on the assessment of the collectability of specific customer accounts and the aging of accounts receivable. Credit losses have historically been within the Company’s expectations and the established allowances for doubtful accounts receivable.

Inventories:    Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs.

Property and Equipment:    Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of generally three to ten years. Leasehold improvements are amortized over the shorter of the respective lease terms or estimated useful lives. Depreciation and amortization of property plant and equipment was $1.9 million, $2.3 million and $3.0 million in fiscal 2012, 2011 and 2010, respectively.

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

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Foreign exchange transaction gains and losses, substantially all of which relate to intercompany activity between the Company and its foreign subsidiaries, amounted to losses of $420,000, $180,000 and $45,000 in 2012, 2011 and 2010, respectively. These losses are included in other income (expense) in the accompanying consolidated statements of operations.

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

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. The fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The Company’s computation of expected volatility is based on historical volatility commensurate with the expected term of the options. The risk-free interest rate used in the Black-Scholes option-pricing formula is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term commensurate with the expected term of the options. The expected dividend assumption is based on the Company’s current expectations about future dividends and the Company does not expect to pay out cash dividends in the foreseeable future. The Company estimated the expected term of options granted in fiscal 2012, 2011 and 2010 using vesting periods of awards and historical data such as past experience and post vesting cancellations. The Company believes these calculations provide reasonable estimates of expected life for stock–based awards to employees.

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Comprehensive Loss —ASC 220 - Reporting Comprehensive Income establishes standards for the reporting and displaying of comprehensive income (loss) and its components. Comprehensive loss includes foreign currency translation adjustments, gross unrealized holding gains (losses) on available-for-sale securities, and reclassification adjustments for gains included in net loss.

Derivatives:    The Company does not use derivative financial instruments for speculative or trading purposes. In fiscal 2012, 2011 and 2010, the Company entered into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movement in foreign exchange rates. Gains and losses on the foreign exchange contracts are included in other income(expense), net, which offset foreign exchange gains or losses from revaluation of foreign currency-denominated balance sheet items and intercompany balances. At March 30, 2012, there were no foreign exchange forward contracts outstanding.

Recently Issued Accounting Standards:  In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends ASC 220 to allow an entity the option to present income and comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. In December 2011, the FASB issued guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments. As the Company has historically presented a separate statement of comprehensive income (loss), we do not anticipate the adoption of this ASU will have any effect upon our financial statement presentation.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs . This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (the Boards) on fair value measurement. The Company adopted this new guidance, on a prospective basis, on December 31, 2011, the beginning of the fourth quarter of the Company’s fiscal 2012. The adoption of ASU 2011-04 did not have a material effect upon the Company’s consolidated financial statements for the year ended March 30, 2012.

In January 2010, the FASB issued new accounting guidance to amend and clarify existing guidance related to fair value measurements and disclosures: ASU No. 2010-06 Improving Disclosures about Fair Value Measurements. This guidance requires entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and clarifies existing disclosure requirements regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. The Company adopted the provisions of this guidance effective March 27, 2010, except for the requirement to disclose purchases, sales, issuances, and settlements related to Level 3 measurements, which the Company adopted on March 26, 2011, the beginning of the Company’s fiscal 2012. The adoption of ASU 2010-06 did not have a material effect upon the Company’s consolidated financial statements for the year ended March 30, 2012.

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 2.  Financial Instruments

Short-term investments at March 30, 2012 and March 25, 2011 consisted of the following:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
March 30, 2012
U.S. Treasury notes	$3,953	$2	$(3)	$3,952
U.S. government agencies	7,465	10	—	7,475
Corporate notes and bonds	10,757	24	(3)	10,778
Asset backed securities	3,530	9	(2)	3,537
Other debt securities	503	—	—	503
	$26,208	$45	$(8)	$26,245
March 25, 2011
U.S. Treasury notes	$3,222	$10	$(1)	$3,231
U.S. government agencies	17,297	34	(15)	17,316
Corporate notes and bonds	20,507	66	(13)	20,560
Asset backed securities	14,187	61	(21)	14,227
Other debt securities	1,523	4	(1)	1,526
	$56,736	$175	$(51)	$56,860

The maturities of short-term investments at March 30, 2012 are as follows:

(in thousands)	Amortized Cost	Estimated Market Value
Maturing in one year	$8,625	$8,637
Maturing in one to five years	17,583	17,608
Total	$26,208	$26,245

Unrealized gain positions for short-term investments held twelve months or more were $21,000 and $187,000 at March 30, 2012 and March 25, 2011, respectively.

The following table summarizes the financial assets and liabilities of the Company measured at fair value on a recurring basis:

(in thousands)		Fair Value Measurements at March 30, 2012, Using
	Balance as of March 30, 2012	Level 1	Level 2
Assets:
U.S. Treasury notes(1)	$3,952	$3,952	$—
U.S. government agencies(1)	7,475	—	7,475
Corporate notes and bonds(1)	10,778	—	10,778
Asset backed securities(1)	3,537	—	3,537
Other debt securities(1)	503	—	503
Total	$26,245	$3,952	$22,293

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

The valuation techniques used to measure the fair value of financial instruments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data.

Investments are classified within Level 1 if quoted prices are available in active markets.

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

The Company did not hold financial assets or liabilities which were recorded at fair value using inputs in the Level 3 category as of March 30, 2012 and March 25, 2011.

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Derivative financial instruments are limited to foreign exchange contracts which the Company enters into to minimize certain balance sheet exposures and intercompany balances against future movement in foreign exchange rates. The Company’s primary net foreign currency exposures are in Japanese yen, Euros, and British pounds. The fair value of the Company’s derivative instruments is determined using pricing models based on current market rates. Gains and losses on these foreign exchange contracts, which are not designated as hedging instruments, are included in other income and expense, net, and were not material for any period presented. As of March 30, 2012, the Company had no outstanding foreign exchange contracts.

Note 3.  Inventories

Inventories consisted of the following:

(in thousands)	March 30, 2012	March 25, 2011
Purchased components	$1,811	$1,368
Finished goods	1,282	1,623
	$3,093	$2,991

Certain inventories, not expected to be consumed within the next 12 months, are included in the consolidated balance sheet as non-current other assets. These inventories consist of both purchased components and finished goods, and were $622,000 and $2.5 million, respectively, at March 30, 2012 and March 25, 2011.

Subsequent to the issuance of the fiscal 2011 consolidated financial statements, management determined that certain inventories, not expected to be consumed within the next 12 months were reflected in the consolidated balance sheet as current assets within inventories. These inventories should have been reflected as noncurrent and included within other assets. Management has corrected this error by reclassifying $1.7 million of inventories as follows:

●	Inventories for fiscal year 2011 originally reported of $4.7 million were corrected to $3.0 million.

●	Other assets for fiscal year 2011 originally reported of $4.3 million were corrected to $6.0 million.

The corrections did not affect the total assets previously reported. In addition, management has corrected the following:

●	Long term inventory for fiscal year 2011 previously disclosed above and in footnote 4 has been increased from $805,000 to $2.5 million.

●	Change in inventories in the condensed consolidated statement of cash flows for the year ended March 25, 2011 originally reported of $(283,000) was corrected to $1.4 million.

●	Change in prepaid expenses and other assets in the condensed consolidated statement of cash flows for the year ended March 25, 2011 originally reported of $2.8 million was corrected to $1.2 million.

The foregoing corrections did not affect the net cash used in operating activities and are not considered material by management.

Under the Company’s agreement with its primary contract manufacturer, Plexus Corp. (Plexus), the Company maintains a level of control over parts procurement, design, documentation, and selection of approved suppliers. The Company is generally liable for any termination or cancellation of product orders, as well as excess and obsolete material, which can result, for example, from an engineering change, product obsolescence, or inaccurate component forecasting. Under the agreement, Plexus is to procure raw materials and begin manufacturing of products in accordance with the Company’s forecasts. If certain purchased raw materials or certain work-in-process items are held for greater than 90 days, the Company must make deposits on the aging inventory, although Plexus must make efforts to minimize the Company’s liability for the aging inventory, including returning materials to suppliers, canceling orders with suppliers, or using materials to manufacture product for its other customers. If raw material or in-process inventories are still unused and have been held for more than nine months, the Company must take ownership and pay for the aged inventory. Alternatively, if there is forecasted demand for such inventory, the Company must pay a management fee for Plexus to retain such inventory. If the forecasted demand does not materialize the Company must take ownership and pay for such inventory. This activity may increase the Company’s owned inventories. The term of our agreement with Plexus currently runs to December 31, 2012, with automatic renewal for additional one-year terms unless either party gives notice of intent not to renew, and subject to either party’s right to terminate upon six months notice.

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

At March 30, 2012, the Company’s deposit on inventory held by Plexus was $2.3 million, of which $1.3 million had been charged to a reserve for excess inventory. The deposit, including the related reserve, is included in prepaid expenses and other assets in the consolidated balance sheets.

The Company regularly evaluates its inventory, including inventory held by Plexus and the amount on deposit with Plexus as well as inventory classified non-current assets. As a result of these evaluations, the Company recorded charges of $2.1 million, $550,000, and $1.9 million, respectively, to cost of revenue in fiscal 2012, 2011 and 2010.

Note 4.  Other Assets and Accrued Liabilities

Other assets at March 30, 2012 and March 25, 2011 were as follows:

(in thousands)	2012	2011
Inventory spares	$1,559	$1,722
Debenture costs	211	296
Deferred taxes	539	1,014
Other	208	459
Long-term inventories	622	2,474
	$3,139	$5,965

Accrued liabilities at March 30, 2012 and March 25, 2011 were as follows:

(in thousands)	2012	2011
Accrued compensation	$2,062	$2,776
Unearned income	3,343	2,894
Accrued rent	70	540
Restructure and other costs	837	915
Accrued interest	759	759
Other	2,391	2,378
	$9,462	$10,262

See also Note 6 for activity in the liability for restructuring.

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 5.  Warranty Accruals

The warranty accrual, which is included in accrued liabilities in the accompanying consolidated balance sheets, was $232,000 at March 30, 2012, as shown in the table below. Components of the warranty accrual and changes in accrued amounts related to the warranty accrual during fiscal 2010, 2011 and 2012 were as follows:

(in thousands)	Warranty Accrual
Balance at March 28, 2009	$82
Charges to cost of goods sold	53
Charges to warranty accrual	(62)
Other adjustments (1)	(4)
Balance at March 26, 2010	69
Charges to cost of goods sold	90
Charges to warranty accrual	(107)
Other adjustments (1)	33
Balance at March 25, 2011	85
Charges to cost of goods sold	123
Charges to warranty accrual	(218)
Other adjustments (1)	242
Balance at March 30, 2012	$232

(1)	Adjustments resulted from changes in warranty cost estimates, relating primarily to hourly costs of labor to repair products and frequency of warranty claims.

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 6.  Restructure and Other

Restructure and other costs of $1.4 million in fiscal 2012, $281,000 in fiscal 2011 and $17,000 in fiscal 2010 relate to charges for employee separation costs. In the fourth quarter of fiscal 2012, the Company announced implementation of a restructuring plan to reduce operating expenses, and preserve capital resources. The restructure and other cost of $1.4 million recognized in fiscal 2012 represents the total expected cost of the fiscal 2012 restructuring plan and consists totally of costs relating to severance and termination benefits. The Company anticipates payments of amounts relating to the fiscal 2012 restructuring will be substantially completed by the end of the first quarter of fiscal 2013.

The liability for restructuring was $837,000 at March 30, 2012, as shown in the table below. Components of accrued restructure costs and changes in accrued amounts related to these restructuring programs during fiscal 2010, 2011, and 2012 are as follows:

	Employee Separation Costs & Other	Facility Exit Costs & Other	Total
Balance at March 28, 2009	$149	$3,301	$3,450
Provision	18	(1)	17
Payments	(63)	(1,368)	(1,431)
Other (1)	(104)	187	83
Balance at March 26, 2010	—	2,119	2,119
Provision	281	—	281
Payments	(275)	(1,322)	(1,597)
Other (1)	(2)	114	112
Balance at March 25, 2011	4	911	915
Provision	1,493	(58)	1,435
Payments	(660)	(887)	(1,547)
Other (1)	—	34	34
Balance at March 30, 2012	$837	$—	$837

(1)
Consists primarily of accretion and adjustments to accretion of implied interest on the remaining liability for lease and other exit costs associated with the Company’s former manufacturing facility which is reflected in general and administrative expense in the consolidated statement of operations. Adjustments to accretion were related to the Company’s revision of its estimate of the remaining liability for lease and other exit costs.

The balance at March 26, 2010 includes $822,000 classified as other long-term liabilities related to lease and other exit costs for a vacated facility, net of an estimated amount of sublease income. Liabilities for restructuring at March 25, 2011 and March 30, 2012 were classified as current liabilities.

Note 7.  Income Taxes

Loss before income taxes and income tax provision consist of the following for fiscal 2012, 2011 and 2010:

(in thousands)	2012	2011	2010
Income (loss) before income taxes:
Domestic	$(34,410)	$(27,176)	$(18,880)
Foreign	345	1,009	1,109
Total	$(34,065)	$(26,167)	$(17,771)
Income tax provision (benefit):
Current:
Federal	$(14)	$(21)	$(77)
State	3	(2)	10
Foreign	(272)	23	(14)
	(283)	—	(81)
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	361	131	153
	361	131	153
	$78	$131	$72

The Company’s tax expense for fiscal 2012, 2011 and 2010 primarily related to international operations.

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The income tax expense reconciles to the amount computed by applying the statutory United States federal rate of 35% to income (loss) before income taxes as follows:

(in thousands)	2012	2011	2010
Statutory federal tax position	$(11,923)	$(9,159)	$(6,223)
State tax, net of federal benefit	(1,225)	(712)	(585)
Foreign tax rate differential	(32)	(199)	(380)
Research and development, and manufacturers’ investment credits	(224)	(1,085)	85
Change in valuation allowance	14,183	10,588	6,452
Provision (release) of tax contingency reserve	(285)	(32)	(22)
Permanent differences	911	560	121
Other	(1,327)	170	624
Income tax expense	$78	$131	$72

Deferred tax assets are comprised of the following at March 30, 2012 and March 25, 2011:

(in thousands)	2012	2011
Gross deferred tax assets:
Allowances not currently deductible for tax purposes	$9,570	$8,981
Loss carryforwards	86,876	73,003
Credit carryforwards	13,126	12,902
Depreciation	6,158	7,022
Gross deferred tax assets	115,370	101,908
Deferred tax liabilities:	—	—
Net deferred tax assets	115,370	101,908
Valuation allowance	(114,910)	(100,727)
Net deferred tax assets	$820	$1,181

The valuation allowance increased by $14.2 million, $10.6 million and $6.5 million in fiscal 2012, 2011 and 2010, respectively. The Company's operating loss carryforwards and credits, which have been offset by the valuation allowance, include $4.7 million of deferred tax benefits associated with stock -based compensation, which will be credited to additional-paid-in-capital when realized. The Company has incurred tax losses in the last several fiscal years and, at March 30, 2012, has approximately $230.3 million of federal net operating loss carryforwards and $171.4 million of state net operating loss carryforwards available, expiring in the years 2013 through 2032. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. FASB ASC Topic 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Based upon the weight of available evidence, which includes the Company’s historical operating performance and reported cumulative net losses, the Company provided a full valuation allowance against its United States and most foreign net deferred tax assets. There is no valuation allowance against the Company’s United Kingdom deferred tax assets. The Company reassesses the need for its valuation allowance on a quarterly basis.

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of March 30, 2012, the Company has available federal research and development tax credit carryforwards of approximately $5.6 million expiring in the years 2013 through 2032 and alternative minimum tax credit carryforwards of approximately $2.5 million available indefinitely. At March 30, 2012, state research and development tax credit carryforwards of approximately $15.3 million are also available indefinitely. The Company considers all undistributed earnings of its foreign subsidiaries to be permanently invested in foreign operations. Accordingly, no deferred tax assets or liabilities have been established in this regard.

Current federal and state tax laws include provisions that could limit the annual use of our net operating loss carryforwards in the event of certain defined changes in stock ownership. The Company's issuance of common and preferred stock could result in such a change. Accordingly, the annual use of net operating loss carryforwards may be limited by these provisions, and this limitation may result in the loss of carryforward benefits to the extent the above-limit portion expires before it can be used. The Company has determined the extent of the limitation at March 30, 2012, and the losses reflected in the deferred tax assets will not be subject to limitation.

A reconciliation of the Company's changes in uncertain tax position to March 30, 2012, March 25, 2011 and March 26, 2010 is as follows:

(in thousands)	2012	2011	2010
Beginning balance, gross uncertain tax positions	$7,024	$6,769	$7,400
Additions to tax positions related to prior years	—	49	—
Reductions to tax positions related to prior years	—	—	(605)
Additions to tax positions related to current year	354	122	86
Reductions to tax positions related to lapse of statute	(211)	(52)	(24)
Effect of exchange rates	19	136	(88)

Ending balance, gross uncertain tax positions	$7,186	$7,024	$6,769

The amount of tax benefits that would, if recognized, affect the effective tax rate at March 30, 2012 was $280,000, as the Company maintains a full valuation allowance against the remaining uncertain tax benefits. Interest and penalties of $9,000, $30,000 and $2,000, respectively, for fiscal 2012, 2011 and 2010 related to income tax matters are recorded in income tax expense. At March 30, 2012, March 25, 2011 and March 26, 2010, $79,000, $148,000 and $118,000, respectively, was accrued for interest and penalties related to uncertain tax benefits.

As of March 30, 2012, tax years from 1998 in the U.S. and 2006 in the Company's primary foreign jurisdictions remain open for examination. Although the timing of resolution and closure of audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next twelve months.

Note 8.  Commitments and Contingencies

3¾% Convertible Senior Notes:  In December 2007, the Company issued $85.0 million of 3¾% convertible senior notes due December 15, 2014, in a private placement of which $10.5 million remained outstanding at March 30, 2012. The notes may be converted by a holder, at its option, into shares of the Company’s common stock initially at a conversion rate of 73.3689 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $13.63 per share of common stock (subject to adjustment in certain events), at any time on or prior to December 15, 2014, unless the notes were previously repurchased. If a holder elects to convert its notes in connection with certain fundamental changes, in certain circumstances the conversion rate will increase by a number of additional shares of common stock upon conversion. Upon conversion, a holder generally will not receive any cash payment representing accrued and unpaid interest, if any. The notes are not redeemable by the Company prior to the stated maturity.

Upon the occurrence of certain fundamental changes including, without limitation, an acquisition of voting control of the Company, the liquidation or dissolution of the Company, or the Company’s common stock ceasing to be publicly traded (meaning, traded on a national securities exchange or quoted on the NASDAQ Global Market or NASDAQ Capital Market or traded on an established automated over-the-counter trading market in the United States), a holder may require the Company to purchase for cash all or any part of its notes at a purchase price equal to 100% of the principal amount plus any accrued and unpaid interest (including additional interest, if any) up until, but not including, the fundamental change purchase date. With regards to the Company’s common stock being publicly traded, the common stock is currently listed on The NASDAQ Global Market and the Company is currently in compliance with NASDAQ’s continued listing standards. On March 22, 2012, the Company received a deficiency letter from NASDAQ notifying the Company that it was failing to meet The NASDAQ Global Market’s listing rules requirement for listed securities to maintain a minimum bid price of $1.00 per share, based upon the closing bid price of the Company’s common stock for the 30 consecutive business days prior to the date of the letter. On April 10, 2012, the Company received written notification from NASDAQ that it had regained compliance with the bid price requirement, based upon the Company’s common stock remaining above $1.00 per share for the period from March 23, 2012 to April 9, 2012. The matter is now closed, however the Company remains subject to NASDAQ’s continued listing standards, including the bid price requirement.

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Interest expense relating to the 3¾% Convertible Senior Notes was $394,000, $394,000 and $482,000 in fiscal 2012, 2011 and 2010, respectively, and consisted solely of contractual coupon interest.

7¼% Redeemable Convertible Subordinated Debentures:  In May 1989, the Company issued $75.0 million of 7¼% redeemable convertible subordinated debentures due May 15, 2014, of which $23.7 million remained outstanding at March 30, 2012. Each debenture is convertible at the option of the holder into common stock at $31.50 per share and is redeemable at the option of the Company. The debentures are entitled to a sinking fund which began May 15, 2000, of 14 annual payments of 5% of the aggregate principal amount of debentures issued ($3.8 million annually), reduced by any redemption or conversion of the debentures. As a result of previous redemptions, the total remaining sinking fund requirement is $1.2 million, which, assuming no further redemptions, will be due as a final sinking fund payment on May 15, 2013.

Interest expense relating to the 7¼% Redeemable Convertible Subordinated Debentures was $1.7 million, $1.7 million, and $1.7 million in fiscal 2012, 2011 and 2010, respectively, and consisted solely of contractual coupon interest.

Operating Leases:  The Company leases its facilities under operating leases. These leases expire at various dates through fiscal 2017. The Company’s headquarters facility lease expires in fiscal 2017. The minimum future lease commitments under these leases as of March 30, 2012, were as follows:

(in thousands)	2013	2014	2015	2016	2017	Thereafter	Total
Minimum future operating lease payments	$2,069	$1,322	$1,266	$1,285	$976	$—	$6,918

Rental expense under operating leases was $2.5 million, $2.6 million and $2.9 million for fiscal 2012, 2011 and 2010, respectively.

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

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Amortization of assets under capital lease is included in depreciation expense. Accumulated amortization of assets under capital lease was $188,000, $81,000 and $13,000 at March 30, 2012, March 25, 2011 and March 26, 2010, respectively.

The minimum future lease commitments under capital leases as of March 30, 2012, were as follows:

(in thousands)	2013	2014	2015	2016	2017	Thereafter	Total
Minimum future capital lease payments	$68	$30	$25	$21	$—	$—	$144

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

For both RSAs and RSUs, upon release of restrictions, a portion of the released shares are repurchased from employees by the Company to satisfy withholding-tax obligations arising from the vesting of restricted stock awards. The withholding tax obligations were based upon the fair market value of the Company’s common stock on the vesting dates. The Company repurchased shares from employees in fiscal 2012, 2011 and 2010 as follows.

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	2012	2011	2010
Shares repurchased	128,055	296,091	267,431
Total price of shares repurchased (in thousands)	$279	$1,161	$1,200

Stock Compensation Expense:    The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations:

(in thousands)	2012	2011	2010
Cost of revenue	$549	$851	$732
Sales and marketing	827	1,679	1,680
Research and development	1,077	2,064	1,636
General and administrative	769	1,356	1,741
	$3,222	$5,950	$5,789

There was no stock-based compensation cost capitalized as part of inventory in fiscal 2012, 2011 or 2010.

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

The fair value of each stock option award is measured, at the date of grant, using a Black-Scholes option pricing model. The weighted average fair value of the Company’s stock option awards granted to employees was $0.83, $2.73 and $3.21, respectively, for fiscal 2012, 2011, and 2010, and was estimated using the following weighted-average assumptions:

	2012	2011	2010
Expected term, in years	4.97	4.94	5.08
Expected volatility	81.32%	73.46%	69.68%
Risk-free interest rate	1.05%	1.82%	2.47%
Expected dividends	—	—	—

At March 30, 2012, the total compensation cost related to unvested stock-based awards not yet recognized, net of estimated forfeitures, was approximately $3.4 million. The weighted-average period during which the cost will be amortized is approximately 1.3 years. The cost to be amortized will be adjusted for subsequent changes in estimated forfeiture rates.

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Stock Options and Awards Activity:

Stock option activity in the Company’s employee stock plans is summarized below:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at March 26, 2011	4,301,940	$5.72
Granted	2,132,600	$1.30
Exercised	—
Forfeited and expired	(1,143,834)	$4.90
Options outstanding at March 30, 2012	5,290,706	$4.12	5.03	$339
Options exercisable at March 30, 2012	2,980,023	$5.71	4.01	$—
Options vested and expected to vest at March 30, 2012	5,098,002	$4.18	4.98	$317

Intrinsic value is calculated as the difference between the market value of our common stock as of March 30, 2012 and the exercise price of the option. The aggregate intrinsic value of options outstanding and options vested and expected to vest includes options with an exercise price below $1.07, the closing price of our common stock on March 30, 2012, as reported by the NASDAQ Global Market.

Stock award activity in the Company’s employee stock plans is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested stock at March 26, 2011	437,273	$3.99
Granted	371,550	$2.05
Vested	(398,752)	$3.73
Forfeited and cancelled	(124,152)	$2.75
Nonvested stock at March 30, 2012	285,919	$2.36

The total fair value of RSAs and RSUs vested was $1.5 million, $3.2 million and $2.9 million for fiscal 2012, 2011 and 2010, respectively.

Note 10.  Capital Stock

Stock Repurchase Plan:    In fiscal 2008, the Board of Directors approved a stock repurchase plan, for a period of up to twenty-four months. In fiscal 2009 the Company repurchased 258,000 shares under the 2008 program at an average price of $3.90 per share for a total price of $1.0 million. The Company did not repurchase any shares under the 2008 program in fiscal 2010 and the stock repurchase plan expired in the fourth quarter of fiscal 2010. In addition, the Company repurchased 128,000, 296,000 and 267,000 shares of common stock from employees in fiscal 2012, fiscal 2011 and fiscal 2010, respectively, to satisfy withholding-tax obligations arising from the vesting of restricted stock awards. See Note 9.

Preferred Stock:    The Company has authorized 5,000,000 shares of $0.01 par value preferred stock. This stock, if issued, will carry liquidation preferences and other rights, as determined by the Board of Directors. As of March 30, 2012, no preferred shares were outstanding.

Reserved Stock:    As of March 30, 2012, the Company had reserved shares of its common stock for the following purposes:

Reserved Shares
Stock option plans:
Outstanding	5,576,625
Available for grant	1,071,974
7¼% Redeemable convertible subordinated debentures	752,508
3¾% Convertible senior notes	770,373

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 11.  Loss Per Share

The following table sets forth the computation of the numerator and denominator used in the computation of basic and diluted net loss per share:

(in thousands, except per share amounts)	2012	2011	2010
Numerator:
Net loss	$(34,143)	$(26,298)	$(17,843)
Denominator -weighted average shares of common stock outstanding for basic and diluted loss per share:	30,434	29,924	29,178
Basic and diluted net loss per share	$(1.12)	$(0.88)	$(0.61)

The denominator for basic net loss per share is the weighted average number of unrestricted common shares outstanding for the periods presented. In periods of net income, the denominator for diluted net income per share also includes potentially dilutive shares, which consist of shares issuable upon the exercise of dilutive stock options and contingently issuable shares. These shares, which totaled 178,000, 206,000 and 291,000, respectively, for fiscal 2012, 2011 and 2010, were excluded from the computations of diluted net loss per share as the effect of including those shares would be anti-dilutive and therefore reduce the loss per share.

At March 30, 2012, there were 770,373 shares of common stock issuable upon conversion of convertible senior notes and 752,508 shares of common stock issuable upon conversion of redeemable convertible subordinated debentures. These shares and the related effect of the accrued interest on the convertible senior notes and the debentures are excluded from the calculation of diluted net loss per share for each period presented, as their inclusion would be anti-dilutive.

Note 12.  Significant Customers

In fiscal 2012 and in fiscal 2011, no single customer accounted for more than 10% of the Company’s revenue. In fiscal 2010, General Dynamics Corporation accounted for 22.7% of the Company’s revenue. Excluding aggregate orders from a variety of government agencies, no other single customer accounted for more than 10% percent of the Company’s revenue in fiscal 2012, 2011, or 2010.

Sales to the government sector represented 50.2%, 71.1% and 78.6% of the Company’s revenue in fiscal 2012, 2011, and 2010, respectively.

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 13.  Segment Information

The Company operates in one reportable segment: the design, development, manufacture and sale of voice and data telecommunications equipment for multi-service networks and associated services used by government organizations, enterprises, and carriers worldwide. The following table presents revenue and long-lived assets by geographic territory for fiscal 2012, 2011 and 2010:

(in thousands)	United States	Europe	Other International	Eliminations	Totals
2012
Product	$18,436	$8,149	$8,498	$—	$35,083
Service	12,685	1,957	427	—	15,069
Total revenue	$31,121	$10,106	$8,925	$—	$50,152
Long-lived assets	$5,091	$79	$183	$(32)	$5,321
2011
Product	$34,504	$6,280	$5,125	$—	$45,909
Service	12,018	1,913	307	—	14,238
Total revenue	$46,522	$8,193	$5,432	$—	$60,147
Long-lived assets	$6,694	$81	$168	$(32)	$6,911
2010
Product	$47,274	$5,937	$4,931	$—	$58,142
Service	13,436	2,712	204	—	16,352
Total revenue	$60,710	$8,649	$5,135	$—	$74,494
Long-lived assets	$7,773	$44	$88	$(32)	$7,873

In fiscal 2012, 2011, and 2010, Promina products accounted for 24.9%, 32.5% and 36.4% of product revenue, respectively. In fiscal 2012, 2011, and fiscal 2010, Tenor products accounted for 24.4%, 18.6% and 16.6% of product revenue, respectively. In fiscal 2012, 2011 and 2010, NX Series products accounted for 7.9%, 8.6% and 21.9%, respectively, of product revenue. In fiscal 2012, 2011, and 2010, the VX Series and predecessor products accounted for 23.2%. 35.3% and 22.3% of product revenue, respectively. The UX series products, which were introduced in the third quarter of fiscal 2011, accounted for 18.7% of product revenue in fiscal 2012. All other products accounted for less than 10% of product revenue, individually and in the aggregate, for all years presented.

Note 14.  Employee Benefit Plan

The Company has a 401(k) tax-deferred savings plan, whereby eligible employees may contribute a percentage of their eligible compensation. Company contributions are discretionary; including administrative fees, Company expense was $47,000, $31,000 and $45,000 for fiscal 2012, 2011 and 2010, respectively.

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 15.  Financial Instruments Fair Value Disclosure

The estimated fair values of the Company’s financial instruments at March 30, 2012 and March 25, 2011 were as follows:

(in thousands)	2012		2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Short-term investments	$26,245	$26,245	$56,860	$56,860
Liabilities:
3¾% Convertible senior notes	$10,500	$1,537	$10,500	$8,709
7¼% Redeemable convertible subordinated debentures	$23,704	$8,178	$23,704	$21,334

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

Convertible Debt: The Company has estimated the approximate fair value of these securities using the quoted market price or trade closest to March 30, 2012. Covertible debt was valued based on Level 2 inputs within the fair value hierarchy. See Note 2.

Foreign exchange contracts:  The Company’s foreign exchange forward contracts require an exchange of foreign currencies to U.S. dollars or vice versa, and generally mature in one month or less. As of March 30, 2012, the Company had no outstanding foreign exchange contracts. As of March 25, 2011, the Company had outstanding foreign exchange forward contracts with an aggregate notional amount of $5.9 million, which had a remaining maturity less than one month. The amounts recorded on the consolidated balance sheets for foreign exchange contracts are not material.

Note 16.  Litigation

A subsidiary of the Company, Quintum Technologies, LLC (Quintum), is party, by interpleader, to three related lawsuits in Greece filed by Lexis SA, a former distributor of Quintum products in Greece. The initial interpleader lawsuit was filed October 26, 2006, at the Multimember First Instance Court of Athens. At hearings in January and February 2012, the underlying lawsuits were cancelled due to the fact that the originating plaintiffs waived their rights against Lexis prior to the hearing. However, Lexis has not yet formally waived its rights against Quintum, and so hearings are still on calendar on the matter between Lexis and Quintum, now scheduled for January 2015. By way of background, the lawsuits allege that a set of hardware and software products acquired by Lexis for a customer failed to perform as a system. The products include Quintum’s hardware product and a software product by another vendor. The damages sought include a refund of amounts paid for the purchase of the hardware and software, totaling approximately $98,000, compensation for real and moral damages, totaling approximately $4.4 million, and monetary damages totaling approximately $3.6 million for non delivery of services that were to be delivered through the system. The Company has not accrued any amounts related to the claim, as it believes that a negative outcome is not probable.

In addition to the above, the Company is involved in various legal proceedings from time to time in the normal course of its business. The company believes that an unfavorable outcome related to such legal proceedings is neither probable nor estimable.

Index

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, management, under the supervision and with the participation of the chief executive officer (CEO) and chief financial officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) at the end of the period covered by this report as well as any changes in disclosure controls and procedures that occurred during the period covered by this report. Our management, including our CEO and CFO, has concluded that our disclosure controls and procedures are effective as of March 30, 2012.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. However, all internal control systems, no matter how well conceived and implemented, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 30, 2012.

(c) Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

Index

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

Separate financial statements of the Registrant are omitted because the Registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements filed, in the aggregate, do not have a minority equity interest and/or long-term indebtedness to any person outside the consolidated group in an amount which together exceeds 5% of total consolidated assets at March 30, 2012.

Index

3. Exhibits

Index to Exhibit

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exh. No.	Filed Herewith
3.1	Registrant’s Certificate of Incorporation.	S-8	333-101962	08/19/2008	4.1
3.2	Registrant’s Bylaws, as amended.	8-K	001-10255	10/30/2007	3.1
4.1	Indenture dated as of May 15, 1989 between Registrant and Morgan Guaranty Trust Company of New York.	10-K/A	001-10255	7/25/1989	4.4
4.2	Certificate of Designations of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on August 24, 1989 (Exhibit 4.1 in the Registrant’s Form S-8 Registration Statement).	S-8	33-33013	1/19/1990	4.1
4.3	Indenture, dated as of December 18, 2007, between Network Equipment Technologies, Inc. and U.S. Bank National Association, as trustee, with related form of 3.75% Senior Convertible Note due 2014.	8-K	001-10255	12/20/2007	4.4
10.1	Headquarters Facilities – Lease between Ardenwood Corporate Park Associates and Network Equipment Technologies, Inc. dated December 21, 2000.	10-K	001-10255	6/28/2001	10.23
10.1A	Headquarters Facilities – First Amendment to Lease between Ardenwood Corporate Park Associates and Network Equipment Technologies, Inc. dated August 11, 2010.	10-Q	001-10255	11/3/2010	10.48
10.2*	Registrant’s Amended and Restated 1993 Stock Option Plan.
10.3	Registrant’s Amended and Restated 1997 Stock Option Program, as amended April 16, 2002.	10-K	001-10255	6/18/2002	99.8
10.4*	Registrant’s 2008 Equity Incentive Plan, as amended August 9, 2011.					X
10.5*	Form of Change of Control Agreement between the Company and its executive officers.	8-K	001-10255	5/11/2006	10.39
10.6	Form of Director and Officer Indemnification Agreement as signed by all directors and executive officers of the Company.	8-K	001-10255	7/23/2008	10.44
21.1	Subsidiaries of Registrant (as of May 25, 2012).					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
31.1
Certification of David Wagenseller, President and Chief Executive Officer, pursuant to Rule 15d-14 of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
						X
31.2
Certification of, Karen C. Carte, Vice President and Chief Financial Officer, pursuant to Rule 15d-14 of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
						X
32.1	Certification of David Wagenseller, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Karen C. Carte, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101**
The following materials from Network Equipment Technologies, Inc.’s Annual Report on Form 10-K for the year ended March 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity and (vi) Notes to Consolidated Financial Statements.

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

NETWORK EQUIPMENT TECHNOLOGIES, INC.
(Registrant)

Date: June 14, 2012	By:	/s/ DAVID WAGENSELLER
David Wagenseller
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID WAGENSELLER	President and Chief Executive Officer	June 14, 2012
David Wagenseller

/s/ KAREN C. CARTE	Vice President Finance and Chief Financial	June 14, 2012
Karen C. Carte	Officer (Principal Financial and Accounting
Officer)

/s/ DIXON R. DOLL	Chairman of the Board	June 14, 2012
Dixon R. Doll

/s/ FREDERICK D. D’ALESSIO	Director	June 14, 2012
Frederick D. D’Alessio

/s/ C. NICHOLAS KEATING, JR.	Director	June 14, 2012
C. Nicholas Keating, Jr.

/s/ DAVID R. LAUBE	Director	June 14, 2012
David R. Laube

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.

SCHEDULE II
Valuation and Qualifying Accounts

(In thousands)
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (1)	Deduction/ write-offs	Balance at end of period

For the year ended March 26, 2010:
Allowance for doubtful accounts and sales returns	$351	$22	$(108)	$—	$265
For the year ended March 25, 2011:
Allowance for doubtful accounts and sales returns	$265	$61	$(92)	$—	$234
For the year ended March 30, 2012:
Allowance for doubtful accounts and sales returns	$234	$39	$6	$(67)	$212

(1)  Amount represents additions or deductions to accounts receivable allowances representing sales return reserves that were charged or credited primarily to revenue.