Form 10-K/A
period 2012-03-30
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2012-07-27
CIK 752431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

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

Large accelerated filer ☐        Accelerated filer ☐       Non-accelerated filer☒      Smaller reporting company ☐

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

The number of shares outstanding of the registrant's Common Stock, par value $0.01, as of July 20, 2012 was 30,587,019.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

NETWORK EQUIPMENT TECHNOLOGIES, INC.

EXPLANATORY NOTE FOR FORM 10-K/A

This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed by Network Equipment Technologies, Inc., solely in order to disclose information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K, which was previously omitted in reliance on Instruction G to Form 10-K from its Annual Report on Form 10-K for the year ended March 30, 2012, filed with the Securities and Exchange Commission (the “SEC”) on June 15, 2012 (the “Original Filing”). We would ordinarily disclose such information in our definitive proxy statement for our 2012 annual stockholder meeting, but we are not filing such a proxy statement within 120 days of the end of our most recent fiscal year as required under Instruction G to Form 10-K in order to incorporate such information into the Form 10-K. Instead, we have prepared this Amendment to disclose such information herein. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain new certifications by our principal executive officer and principal financial officer; accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

This Amendment is limited in scope to the items identified above and should be read in conjunction with the Form 10-K and our other filings with the SEC.

The Amendment does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-K.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

	Age	Director Since
Frederick D. D’Alessio	63	2005
C. Nicholas Keating, Jr.	70	2001
David R. Laube	64	2001
Dixon R. Doll	69	1984

Frederick D. D’Alessio has been a Director of NET since January 2005. From 2002 through 2007 he served as a General Partner of Capital Management Partners, a telecommunications consultancy. From 1971 to 2001, he held various management positions with Verizon Communications and its related entities, serving most recently as president of the Advanced Services Group for Verizon Communications, which included Verizon’s long distance, DSL and internet service provider businesses, from July 2000 to November 2001, and as group president, consumer services, for Bell Atlantic Communications from December 1998 to June 2000. Mr. D’Alessio received a BS in electrical engineering and an MS from the New Jersey Institute of Technology and an MBA from Rutgers University. He sits on the board of directors of a privately held company. The Company believes that Mr. D’Alessio’s record of success in senior executive positions and prior service as director of other public companies, including Aware, Inc. (through 2008) and Spirent plc (through 2006), qualifies him to serve as a director of the Company. The Company also considered Mr. D’Alessio’s prior experience on the Board and contributions to the Board in connection with his service as a Director.

C. Nicholas Keating, Jr. has been a Director of the Company since November 2001. He also served as NET’s President and CEO from July 2005 until his retirement in April 2012. From October 2000 to February 2004, Mr. Keating was President and CEO of IP Infusion, a software developer and licensor of advanced networking software for enhanced IP services. Previously, he was President and CEO of US SEARCH.com, a Web-based provider of on-line information services to individual, corporate and professional users. From 1993 to 1998, he was an advisor to a number of worldwide organizations, including AT&T and Lucent Technologies. From 1987 to 1993, he was a Vice President and corporate officer of NET. Mr. Keating is a member of the Board of Trustees of the Asian Art Museum Foundation of San Francisco and is a San Francisco City Commissioner. He is also on the Board of Trustees of American University in Washington, D.C. Mr. Keating received his BA and MA from American University and was a Fulbright Scholar to Mexico. Prior to his business career, Mr. Keating worked in the State and Commerce Departments in international positions and served as a First Lieutenant in the United States Army. The Company believes that Mr. Keating’s experience as NET’s President and CEO, his prior record of success in senior executive positions with NET and other companies, and his prior service as director of other public companies, including Foundry Networks, Inc. (through 2008), qualifies him to serve as a director of the Company. The Company also considered Mr. Keating’s prior experience on the Board and contributions to the Board in connection with his service as a Director.

David R. Laube has been a Director of NET since April 2001. He is currently executive in residence for the school of business at the University of Colorado Denver. Mr. Laube spent 17 years as a senior executive at U S WEST (now CenturyLink). Over his last five years at U S WEST, Mr. Laube was the Vice President and Chief Information Officer, leading the largest information technology organization in Colorado. Mr. Laube is a Phi Beta Kappa graduate of the University of Washington with a BA in finance, holds an MBA from the Wharton School of Business at the University of Pennsylvania, and is a CPA (inactive). In 2004, Mr. Laube was awarded an honorary doctorate by the University of Colorado. The Company believes that Mr. Laube’s record of success in senior executive positions and service as director of other public companies, including Tekelec (through May 2011) and Carrier Access Corporation (through 2008), qualifies him to serve as a director of the Company. The Company also considered Mr. Laube’s prior experience on the Board and contributions to the Board in connection with his service as a Director.

Dixon R. Doll, Ph.D. has been a Director of NET since April 1984 and became the Company’s Chairman of the Board in August 2002. Dr. Doll co-founded DCM, an early stage technology venture capital firm where he has served as a general partner since its formation in 1996. He served as the chairman of the United States National Venture Capital Association for its 2008-2009 fiscal year. Dr. Doll holds a bachelor of science degree in electrical engineering from Kansas State University and master of science degree and Ph.D. in electrical engineering from the University of Michigan. Dr. Doll is also a director of several privately held companies. The Company believes that Dr. Doll’s extensive communications industry experience and service as director of other public companies qualifies him to serve as a director of the Company. The Company also considered Dr. Doll’s prior experience on the Board and contributions to the Board in connection with his service as a Director.

CORPORATE GOVERNANCE

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company’s Directors, executive officers and any persons holding more than 10% of the Company’s Common Stock are required to report initial ownership of the Common Stock and any subsequent changes in ownership to the SEC. Specific due dates have been established by the SEC and the Company is required to disclose in this Proxy Statement any failure to file by these dates. Based upon (i) the copies of Section 16(a) reports which the Company received from such persons for their fiscal 2012 transactions, and (ii) the written representations received from one or more of such persons, the Company believes that there has been compliance with all Section 16(a) filing requirements applicable to such officers, Directors and 10% beneficial owners for fiscal 2012.

Code of Ethics

The Company has adopted a Code of Business Conduct that applies to all Directors, officers and employees, including its principal executive officer, principal financial officer and controller. This Code of Business Conduct meets the requirements of the SEC rules for a code of ethics. Our corporate governance documents, including our Corporate Governance Guidelines and our Code of Business Conduct, are available at our website (www.net.com) or in print to any stockholder who requests a copy.

Consideration of Director Nominees

Criteria for Board Membership.  In recommending candidates for appointment or re-election to the Board, the Nominating/Corporate Governance Committee (referred to in the following discussion as the “Nominating Committee”) considers the appropriate balance of experience, skills and characteristics required of the Board, and seeks to ensure that at least a majority of the Directors are independent under the rules of the NASDAQ Stock Market, LLC (“NASDAQ”), that members of the Company’s Audit Committee meet the financial literacy requirements for audit committee members under NASDAQ rules, that at least one member of the Audit Committee has the accounting or related financial management expertise to qualify as a financially sophisticated audit committee member under NASDAQ rules, and that at least one member of the Audit Committee qualifies as an “audit committee financial expert” under the rules of the SEC. Nominees for Director are selected on the basis of their depth and breadth of experience, wisdom, integrity, ability to make independent analytical inquiries, understanding of the Company’s business environment and the industry in which it operates, willingness to devote adequate time to Board duties, the interplay of the candidate’s experience and skills with those of other Board members, and the extent to which the candidate would be a desirable addition to the Board and any of its committees. In addition, no Director may serve on more than a total of six boards of directors of public companies (including service on the Company’s Board). While the Company has no formal diversity policy that applies to the consideration of Director candidates, the Company’s Corporate Governance Guidelines and the Charter of the Nominating Committee state that the Nominating Committee shall review committee assignments from time to time and shall consider the rotation of Chairs and members with a view toward balancing the benefits derived from the diversity of experience and viewpoints of the various Directors, and the Company expects that the Nominating Committee would apply this same criteria toward the consideration of Director candidates. The Company believes that diversity as applied to the Board includes not just race and gender but differences of viewpoint, experience, education, skills and other qualities or attributes that contribute to Board heterogeneity.

Stockholder Nominees.  The Nominating Committee will consider written proposals from stockholders for nominees for Director. Any such nominations should be submitted to the Nominating Committee c/o the Secretary of the Company and should include the following information: (a) all information relating to such nominee that is required to be disclosed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a Director if elected); (b) the names and addresses of the stockholders making the nomination and the number of shares of Common Stock that are owned beneficially and of record by such stockholders; and (c) appropriate biographical information and a statement as to the qualification of the nominee. Nominations should be submitted in the time frame described in the Bylaws of the Company.

Process for Identifying and Evaluating Nominees.  In connection with each Director nomination recommendation, the Nominating Committee will consider the issue of continuing Director tenure and take appropriate steps to ensure that the Board maintains an openness to new ideas and a willingness to critically re-examine the status quo. An individual Director’s re-nomination is dependent upon such Director’s performance as evaluated by the Nominating Committee. Provided a Director’s performance has been satisfactory, the Nominating Committee will ordinarily renominate incumbent Directors who continue to be qualified for Board service and are willing to continue as Directors. At such time as candidates are required for nomination to the Board, such as if an incumbent Director is not standing for re-election, the Nominating Committee will seek out potential candidates for Board appointment who meet the criteria for selection as a nominee and have the specific qualities or skills being sought. Director candidates will be selected based on input from members of the Board, senior management of the company and, if the Nominating Committee deems appropriate, a third-party search firm. The Nominating Committee will evaluate each candidate’s qualifications and candidates will be interviewed by at least one member of the Nominating Committee. Candidates meriting serious consideration will meet with the other members of the Board, who will provide input to the Nominating Committee. Based on this information, the Nominating Committee will evaluate which of the prospective candidates is qualified to serve as a Director and whether the committee should recommend to the Board that this candidate be appointed to fill a current opening on the Board, or presented for the approval of the stockholders, as appropriate. The Company has never received a proposal from a stockholder to nominate a Director. Although the Nominating Committee has not adopted a formal policy with respect to the evaluation of stockholder nominees, the Company expects that the evaluation process for a stockholder nominee would be similar to the process outlined above.

Board Committees and Meetings

There are currently three committees of the Board:  the Audit Committee, the Compensation Committee and the Nominating/Corporate Governance Committee. Compensation is paid and equity is awarded as set forth below to members of each committee, all of whom are independent non-employee Board members. Membership in the committees is set forth in the table below.

Board Member	Audit Committee	Compensation Committee	Nominating/Corporate Governance Committee
Frederick D. D’Alessio	Member	Chair	Member
Dixon R. Doll	Member	Member	Member
David R. Laube	Chair	Member	Chair

Audit Committee. The purpose of the Audit Committee is to assist in the oversight by the Board of the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the independent auditor’s qualifications and independence, and the performance of the Company’s independent auditor; and to prepare the report of the Committee to be included in the Company’s annual proxy statement.

Compensation Committee.  The Compensation Committee has direct responsibility to review and approve the compensation of the Company’s CEO; make recommendations to the Board with respect to non-CEO compensation, incentive-compensation, and equity-based plans; and produce an annual report on executive compensation for inclusion in the proxy statement for the Company’s annual meeting. The Compensation Committee’s processes and procedures for the consideration and determination of executive compensation are discussed in further detail under “Compensation Discussion and Analysis” below.

Nominating/Corporate Governance Committee.  The purpose of the Nominating/Corporate Governance Committee is to identify individuals qualified to serve as members of the Board, recommend for selection by the Board nominees for election as Directors of the Company, evaluate the Board’s performance, develop and recommend to the Board a set of corporate governance principles applicable to the Company, and provide oversight with respect to corporate governance.

Each of the three committees operates under a written charter adopted by the Board. The charters are available at our website (www.net.com) or in print to any stockholder who requests a copy.

During the fiscal year ended March 30, 2012, the Board held 15 meetings, the Audit Committee held four meetings, the Compensation Committee held eight meetings, and the Nominating/Corporate Governance Committee held no meetings (which was due to the timing of the meetings relative to our fiscal year, with a meeting occurring just before the beginning of fiscal 2012 and another occurring approximately one year later but just after the end of fiscal 2012). Each incumbent Director attended 75% or more of the aggregate number of meetings of each of the Board and the Committees on which he served during the fiscal year. The Board schedules regular executive sessions in which non-management Directors meet without management participation. Such meetings are presided over by the Chairman of the Board or another non-management Director designated by the Chairman of the Board. The Company encourages all Directors to attend the annual stockholder meetings, though none of our independent Directors were able to attend the 2011 annual meeting of stockholders.

Financial Experts

The Board has determined that Messrs. Doll and Laube are each an “audit committee financial expert” as defined under SEC rules.

Board Leadership Structure and Board’s Role in Risk Management

Dr. Doll serves as Chairman of our Board of Directors. The Board has a practice that the positions of Chairman of the Board and Chief Executive Officer are held by separate persons. The Board believes that there may be advantages to having an independent chairman for matters such as communications and relations between the Board, the Chief Executive Officer, and other senior management; in assisting the Board in reaching consensus on particular strategies and policies; and in facilitating robust evaluations of directors, the Board, and the Chief Executive Officer. Our Board currently consists of three independent directors and Mr. Keating, who served as our Chief Executive Officer until April 2, 2012. David Wagenseller, who became our acting Chief Executive Officer on April 2, 2012, is not a member of our board.

One of the Board’s functions is oversight of risk management. The Board implements its risk oversight responsibilities by having management provide periodic briefing and informational sessions on the significant voluntary and involuntary risks that the Company faces and how the Company is seeking to control risk. The members of the Board bring to the Company significant risk-assessment and risk-management experience, and the Board takes an active oversight role – as a whole and also at the committee level. In some cases, as with risks of new technology and risks related to product acceptance, risk oversight is addressed as part of the full Board’s engagement with the CEO and management. In other cases, a Board committee is responsible for oversight of specific risk topics. The Board regularly reviews information regarding the Company’s credit, liquidity, operations, reputation and business strategy, as well as the associated risks.

The Compensation Committee is responsible for overseeing the management of risks related to the Company’s executive compensation policies and practices. The Committee considers the risks and rewards associated with the Company’s compensation policies and practices, including the safeguards that have been put in place to identify and mitigate, if necessary, potential risks. The Company’s compensation policies and practices are designed to encourage our employees, including executive officers, to remain focused on both the short and long-term goals of the Company, while at the same time discouraging employees from taking unnecessary and excessive risks that could ultimately threaten the value of the Company.

The Audit Committee oversees the manner in which management assesses, monitors, and manages its risk exposure and the adequacy of the Company’s risk management activities. The Nominating and Corporate Governance Committee manages risks associated with the independence of the Board of Directors and potential conflicts of interest. The Board also considers risk management when making committee appointments, when selecting the Chairman, and when reviewing the role of Chief Executive Officer.

Communications with Directors

Persons who wish to communicate with our Directors, to report complaints or concerns related to accounting, internal accounting controls or auditing, or to make their concerns known to non-management Directors, may do so using our Whistleblower System. A complaint or concern may be submitted either online through the Whistleblower System at the Internet address www.net.com/wb, or by mail addressed to the Whistleblower Compliance Officer, c/o Legal Dept., Network Equipment Technologies, Inc., 6900 Paseo Padre Parkway, Fremont, CA 94555.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee was at any time during fiscal 2012, or any other time, an officer or employee of the Company. No executive officer of the Company serves as a member of the Board of Directors or compensation committee of any entity that has an executive officer serving as a member of the Board or the Compensation Committee.

ITEM 11.  EXECUTIVE COMPENSATION

This item includes information relating to the compensation paid to our Chief Executive Officer, our Chief Financial Officer, and our three other most highly-compensated executive officers (as determined in accordance with applicable SEC rules), who are as listed in the “Summary Compensation Table” below. We collectively refer to these five individuals as our “Named Executive Officers.”

Executive Summary

For fiscal 2012, the Compensation Committee of our Board set the compensation of our Named Executive Officers (defined below), based primarily on the Company’s recent performance and current financial condition, providing no salary increases and no cash bonuses. Because salary increases and bonuses were withheld based on company performance, individual performance did not play a significant factor in determining the compensation levels of our Named Executive Officers in fiscal 2012, except for sales executives on compensation plans.

Highlights of our compensation programs and decisions included:

•

Maintaining current Named Executive Officer salaries at fiscal 2011 levels, aside from ending the temporary salary reduction program whereby a portion of executive officers’ base salaries had been paid in restricted stock units rather than cash;

•

Providing no annual bonus payouts for Named Executive Officers based on a review of our operating plan;

•

Granting stock options to our executives that serve to align the interests of our executives with our shareholders by incenting stock price appreciation (we note that market positioning for our executive officers generally falls between the 25th and 50th percentiles of our peer group companies);

•

Limiting executive benefits to those provided to all other employees and providing minimal executive perquisites;

•

The continued engagement of an independent, third-party compensation consultant to provide market data and analysis to the compensation committee to aid in the development of the total compensation program for Named Executive Officers;

•

An update of our peer group similar-sized networking companies against which the compensation committee was able to assess the competitiveness of the executive compensation program;

Compensation Discussion and Analysis

This Compensation Discussion and Analysis explains our compensation philosophy, objectives, policies and practices with respect to our Named Executive Officers.

Compensation Committee

The Company’s executive compensation programs are administered by the Compensation Committee of the Board (the “Committee”). As described in more detail below, the Committee’s responsibilities include establishing the general compensation policies for all employees and overseeing the specific compensation for officers of the Company, including the Chief Executive Officer. The Committee reviews these compensation programs and makes annual adjustments as appropriate to accomplish its objectives. During fiscal 2012, the Committee met eight times. No member of the Committee was at any time during fiscal 2012, or any other time, an executive officer of the Company. The Charter of the Committee is available on our website (www.net.com) on the “Investor Relations” pages under “Corporate Governance.”

The Committee Charter permits the Committee to retain, and terminate as necessary, a compensation consultant. During fiscal 2012, the Committee retained Compensia, LLC as an outside consultant to provide the Committee and Human Resources Department with a compensation assessment, including competitive data and an analysis of best practices with respect to base salaries, incentive bonuses and equity awards. Compensia provides no other services to the Company.

In making compensation decisions, the Committee considers certain competitive data as it relates to other peer group companies. For fiscal 2012, these companies included: Anaren, BigBand Networks, Communications Systems, Dialogic, Digi International., Ditech Networks, iPass, Meru Networks, Occam Networks, Oplink Communications, PC-Tel, Shore Tel, Sycamore Networks, VASCO Data Security and Westell Tech. The competitive data focuses on high technology companies in the United States, primarily in the networking industry with annual revenues of approximately $50 million to $200 million, including many in the “Silicon Valley” area of California, where the Company is headquartered.

Recent “Say on Pay” Voting by the Company’s Stockholders

We conduct periodic advisory votes on executive compensation. While the votes are not binding on the Company, the Board of Directors or the Compensation Committee, we believe that it is important for our shareholders to have an opportunity to vote on this matter as a means to express their views regarding our executive compensation philosophy, our compensation policies and programs, and our decisions regarding executive compensation, all as disclosed in our proxy statements from time to time. The Board of Directors and the Compensation Committee value the opinions of our shareholders and, to the extent there is any significant vote against the compensation of our named executive officers as disclosed in our proxy statements from time to time, we will consider our shareholders’ concerns and the Compensation Committee will evaluate whether any actions are necessary to address those concerns.

At the 2011 annual meeting, more than 98% of the votes cast (excluding broker non-votes) on the advisory vote on executive compensation proposal were in favor of our named executive officer compensation as disclosed in the proxy statement. The Board of Directors and Compensation Committee reviewed these final vote results and determined that, given the significant level of support, no changes to our executive compensation policies and decisions were necessary at this time based on the vote results.

We have determined that our shareholders should vote on a say-on-pay proposal each year, consistent with the preference expressed by our shareholders at the 2011 annual meeting.

Role of Executives

In setting the compensation levels of executive officers, including the CEO, the Committee works with the Company’s Human Resources Department, which reports to the CEO. In setting the compensation for executive officers besides the CEO, the Committee seeks recommendations from the CEO, supported by the information provided by the Human Resources Department and the compensation consultant. The Committee makes all final decisions regarding executive compensation and acts in its sole discretion, except that all other independent Directors, if any, who are not members of the Committee also participate in decisions regarding CEO compensation.

Executive management is not involved in making recommendations for CEO compensation, but the Company’s Human Resources Department and the outside compensation consultant, Compensia, provide the Committee with compensation surveys and other competitive data, and the outside consultant may make recommendations to the Committee.

Objectives of the Company’s Executive Compensation Program

The Company’s executive compensation programs are intended to meet the following objectives:

•

aid in attracting and retaining executive officers with competitive total compensation packages that take into account compensation practices of competing companies;

•

provide incentives to executive officers to achieve high levels of individual and Company performance;

•

help to provide an environment throughout the Company of goals and rewards for performance; and

•

align the financial interests of executive officers with those of stockholders by providing equity-based, long-term incentives.

These objectives, and our general compensation philosophy, are reviewed on an annual basis and updated as appropriate.

What the Compensation Program is Designed to Reward

The Company’s executive compensation program is designed to reward the success of our executive officers in attaining key operating objectives, primarily as a management team, such as growth in revenues and earnings, and ultimately an increased market price for our common stock. Our programs are geared for short- and long-term performance with the goal of increasing stockholder value over the long-term.

In general, cash compensation components, particularly those that are incentive-based, are intended to reward both corporate-wide and individual performance. In rewarding corporate-wide performance, our intent is to ensure that each executive officer works toward accomplishing corporate-wide success factors. In rewarding individual performance, our intent is to ensure that significant individual contributions are rewarded commensurately with their individual value. We may also provide rewards to executive officers, either as a group or individually, for achieving specifically identified objectives. For sales personnel, including at the executive level, most incentive compensation is in the form of sales commissions, intended to reward sales bookings.

Equity awards inherently provide reward for an increase in stockholder value, as the value of the awards increases directly with increases in the market price for our common stock. We believe that increases in the price of our stock will be driven largely by company performance rather than performance of the overall stock market, so equity awards provide a strong alignment between the recipients and our stockholders. Aside from this inherent characteristic, we have generally not made the vesting of equity awards dependent on performance, but vesting of equity awards is generally service-based, requiring that the executive officer remain with the Company and continue to build stockholder value.

Elements of Compensation and Why Each Element is Paid

There are three primary components of the Company’s executive officer compensation: 1) base salary; 2) incentive cash compensation; and 3) equity awards. Our approach is to view each of these components both separately and collectively, to ensure that each component of compensation and the aggregate individual compensation meet our objectives. The Committee does not have a policy for allocating target compensation among the various elements in any particular ratio, but generally attempts to provide an allocation similar to that used by the other companies with whom the Company competes for executive talent using the peer data provided by the compensation consultant. In addition to these primary components, the Company also strives to provide a competitive benefits package and, to assist retention in the face of potential corporate reorganizations, enters into agreements with each Named Executive Officer providing for certain contingent benefits upon a termination of employment following a change in control of the Company.

For fiscal 2012, the Committee reviewed compensation market trends, as applicable to historical competitive market data, for the three primary components of the Company’s executive officer compensation:  base salary, incentive cash compensation, and equity awards.

Base Salary

The base salary for executive officers is targeted at the fiftieth (50th) percentile of salaries for comparable positions in peer companies that compete with the Company for executive talent, subject to considerations of the Company’s operating performance and financial condition. The target for individual positions may be adjusted up or down, as the Committee deems appropriate, for the value of the individual’s experience, performance and skill set, and to provide some relative consistency among the officers. The Company’s performance does not play a large role in the determination of base salary, except to the extent that poor financial performance may limit the Company’s ability to increase salaries.

In fiscal 2012, although the base salaries of Messrs. Le and Slattery were below the targeted fiftieth percentile, and Mr. Wagenseller’s was below the twenty-fifth percentile, the Committee determined that it would not be appropriate to implement changes to the base salaries, based on the Company’s operating performance and financial condition. In addition, for the fifth straight year, the Committee did not raise the CEO’s base salary.

At the beginning of fiscal 2012, the Company ended a temporary reduction in base salaries that had been imposed for most of the Company’s salaried U.S. employees, offset with fully-vested quarterly awards of Company stock in amounts intended to approximate the value of forgone salary. Under this program, the base salary of the CEO was reduced 15% and the base salaries for the other executive officers (excluding Mr. Fitzpatrick, who was recruited to the Company after implementation of the program) were reduced 10%.

Incentive Cash Compensation

In recent years, the Company has not implemented any formal bonus plans. In some past years, however, the Company has paid discretionary year-end bonuses to employees who are not on a compensation program based on sales commissions or defined objectives. The Committee retains the ability to pay discretionary bonuses. The Committee has the discretion to determine specific bonus amounts, which may also be based on individual performance.

Due to Company performance in fiscal 2012, no incentive bonus payments were made for the fiscal year to the Named Executive Officers, other than the commission-based payments detailed below. With no bonus payment, the CEO’s total cash compensation in fiscal 2012 consisted, for the fifth straight year, of only his base salary. As a result, his total cash compensation was below the market 25th percentile according to the Company’s fiscal 2012 competitive market assessment.

Sales personnel, including Messrs. Fitzpatrick and Le, participate in commission-based compensation programs. In fiscal 2012, Messrs. Fitzpatrick and Le each received commissions based on sales derived under their supervision. These commission programs represent a material part of their target cash compensation package, and the Committee believes that the target incentive cash compensation is appropriate and comparable to those provided to similarly situated sales officers of high technology companies of comparable size and market capitalization. For Mr. Fitzpatrick, the Committee approved a commission program for fiscal 2012 based on the achievement of specified goals for the Federal Government business, with a quota set at 100% of the Company’s fiscal 2012 sales plan for the Federal Government business, and a target commission payment of $200,000 at full quota (based on bookings). The amount of commission payable was determined by taking the actual percentage of bookings achieved and applying that percentage against the target commission payment. If bookings exceeded 100% of quota, then the commission payments for bookings beyond 100% of quota would have been doubled. Mr. Fitzpatrick received actual payments of $104,602 (52% of target) under this program. For Mr. Le, the Committee approved a commission program for fiscal 2012 based on the achievement of specified goals for the commercial business, with a quota set at 100% of the Company’s fiscal 2012 sales plan for all commercial products, and a target commission payment of $200,000 at full quota (based on product shipments). The amount of commission payable was determined by taking the actual percentage of sales achieved and applying that percentage against the target commission payment. If shipments exceeded 100% of quota, then commission payments for shipments between 100% and 110% of quota would have been multiplied by a factor of 1.2, and commission payments for shipments exceeding 110% of quota would have been multiplied by a factor of 1.5. Mr. Le received actual payments of $168,585 (84% of target) under this program.

In addition to the broad-based incentive programs described above, the Committee has from time to time approved special bonus incentives for particular officers, generally in connection with specific projects. In fiscal 2012, the Committee authorized a sales promotion incentive fund for payment of supplemental commissions to be split among Federal sales personnel and Mr. Fitzpatrick for sales of specific products from inventory, although no qualifying sales were made during fiscal 2012 and so Mr. Fitzpatrick did not earn any payments from this incentive fund.

Late in fiscal 2012, the Compensation Committee of the Board of Directors approved contingent payments for designated employees, including Messrs. Slattery and Wagenseller, payable upon a change in control of the Company. Under this program, which is intended to provide a retention and performance incentive supplemental to existing change-of-control agreements, the designated employees would receive cash payments of up to $50,000 upon a change in control, with a partial payment of $20,000 upon an agreement in principle for such an event and the balance payable upon closing of the event. The program will expire December 31, 2012. None of such amounts were earned in fiscal 2012.

Equity Awards

The Company grants stock options and restricted stock awards to executive officers, which provide them with incentives to maximize stockholder value and manage the Company from the viewpoint of our stockholders by providing the executive officers with an equity stake in the Company. The Committee typically grants stock options to newly hired officers and uses a combination of stock options and restricted stock as a supplemental form of equity incentive in each year of subsequent employment. Stock options, under which recipients will only realize a gain if the Company’s stock price appreciates after grant, provide a very strong alignment with the interests of stockholders; and restricted stock, which has a base level of value regardless of additional gain based on stock price appreciation, can be an effective retention vehicle especially at times when the stock price may be volatile. In determining the number of shares awarded to executive officers, as well as the associated vesting schedules, the Committee considers various factors primarily relating to the responsibilities of the individual officers, their expected future contributions, the number of option shares held by the officer that are subject to vesting, and the vesting schedules and exercise prices of such shares or options. In addition, the Committee examines the level of equity incentives held by each executive officer relative to the other executive officers’ equity positions and their tenure, responsibilities, experience and value to the Company. The Committee generally does not give significant weight to prior awards that are fully vested, as they do not provide significant retention.

Early in fiscal 2012, the Committee reviewed comparable market data for executives in peer companies in relation to total compensation packages and the current equity positions of each executive officer, and considered new option grants to each of the Company’s Named Executive Officers. The Committee also considered that many of the unvested options held by the executive officers had exercise prices at or above the current market price of the Company’s stock, thereby negating or limiting their value, both in terms of immediately determinable value and perceived future value that would otherwise serve as a retention aid. As a result of this review, the Committee determined to grant additional options to each Named Executive Officer other than the CEO, in order to bring their equity positions and total long-term compensation potential closer to the 50th percentile of the comparative data. As a result of constraints regarding the number of shares available for issuance under the Company’s employee equity plan, the Committee initially made smaller grants to each of the Named Executive Officers (other than the CEO) for 20,000 shares each, with vesting over 18 months, and then, later in fiscal 2012, following approval by the Company’s stockholders of an increase in the shares available under the employee equity plan, the Committee later made supplemental grants to each of the Named Executive Officers (other than the CEO) for 40,000 shares each, with vesting over 12 months. The Company adopted the relatively short vesting schedules for these grants in order to provide meaningful near-term incentive, based on the modest total value of the awards. The Company’s CEO received no equity grants in fiscal 2012.

The Company’s practices for the timing of stock option awards require that the exercise price of any option not be set until all required action has occurred for the option to be effective and the Committee generally specifies that grants of stock options are to be effective after financial results for the quarter have been disclosed, though the Committee could grant stock options at other times. The Company does not have stock ownership guidelines. The Company’s insider trading policies prohibit short sales of the Company’s Common Stock.

Other Elements of Compensation

Executive officers also participate in our other benefit plans on the same terms as our other employees. These plans include medical and dental insurance, life and disability insurance, and, to the extent offered, Company contributions to each participating employee's 401(k) plan. There are no benefits available to executive officers that are not available to other eligible employees, except that we do maintain severance and change of control arrangements with some of our executive officers, as described below in the section entitled “Employment Contracts; Change in Control Arrangements” and we may offer automobile allowances (which were provided to Messrs. Keating and Slattery in fiscal 2012), reimbursements for financial advisory services, and, in the case of the CEO, reimbursement for expenses of renting a local apartment (which was provided to Mr. Keating in fiscal 2012) , as included in our Summary Compensation Table. We offer these benefits to attract and retain executive officers. The Company does not offer pension or nonqualified deferred compensation plans.

During fiscal 2012, in light of the ongoing poor economic climate, the Company, with the concurrence of the Committee, continued a number of cost-savings measures affecting the Company’s fringe benefit offerings, which the Company initially instituted in fiscal 2009. These included a suspension of the Company’s matching contributions to its 401(k) plan and reduction of the maximum accrual of sick and vacation time.

Internal Revenue Code Section 162(m)

Section 162(m) of the Internal Revenue Code (the “Code”) generally limits the Company to a deduction for federal income tax purposes of no more than $1 million of compensation paid to certain executive officers named in the Summary Compensation Table in a taxable year. Compensation above $1 million may be deducted if it is “performance based” within the meaning of the Code. The Compensation Committee currently intends to manage its executive compensation program so as to preserve the related federal income tax deductions, although individual exceptions may occur.

Accounting Matters

The Committee also considers the accounting and cash flow implications of various forms of executive compensation. In our financial statements, we record salaries and bonuses as expenses in the amount paid, or to be paid, to the Named Executive Officers. Accounting rules also require us to record an expense in our financial statements for equity awards, even though equity awards are not paid as cash to employees. The accounting expense of equity awards to employees is calculated in accordance with FASB ASC Topic 718. The Committee believes, however, that the many advantages of equity compensation, as discussed above, more than compensate for the non-cash accounting expense associated with them. We currently amortize compensation expense associated with equity awards over the award’s requisite service period and establish fair value of equity awards in accordance with applicable accounting standards.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Proxy Statement. Based on such review and discussion, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Proxy Statement and incorporated by reference into the Company’s Report on Form 10-K for the fiscal year ended March 30, 2012.

Compensation Committee Members

Frederick D. D’Alessio, Chairperson
Dixon R. Doll
David R. Laube

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding the compensation earned by the Company’s CEO, the chief financial officer (“CFO”), and other Named Executive Officers during fiscal 2012, fiscal 2011, and fiscal 2010, all of whom were serving in such capacities at the end of fiscal 2012.

Name and Principal Position	Fiscal Year	Salary ($) (1)(2)		Bonus ($)	Stock Awards ($) (3)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($) (6)
C. Nicholas Keating, Jr. Former President and Chief Executive Officer (7)	2012	$ 429,764		$ —	$ —	$ —	$ —	$ 45,984	$ 475,748
	2011	352,750		—	62,251	294,430	—	42,680	752,111
	2010	352,750		—	62,250	211,344	—	42,680	669,024
David Wagenseller President and Chief Executive Officer (formerly Vice President and Chief Financial Officer) (7)	2012	233,221		—	—	54,080	—	—	287,301
	2011	202,151		—	22,499	176,658	—	—	402,567
	2010	191,048		—	136,064	120,364	—	—	447,476
James Fitzpatrick Vice President, Federal Sales	2012	233,654		—	—	54,080	104,602	—	392,336
	2011	225,000		—	—	117,772	180,936	—	526,356
	2010	208,558	(8)	—	18,450	212,610	308,401	—	748,019
Francois Le Vice President, Global Sales	2012	207,308		—	—	54,080	168,585	—	429,973
	2011	180,000		—	19,998	117,772	134,849	—	454,689
	2010	180,000		—	19,998	209,008	86,846	—	495,852
Frank Slattery Vice President and General Counsel	2012	243,587		—	—	54,080	—	—	297,667
	2011	211,500		—	23,499	117,772	—	—	352,771
	2010	211,500		—	23,498	140,896	—	—	375,894

(1)

At the beginning of fiscal 2012, the Company ended a temporary reduction in base salaries that had been in place for the prior two years. Under this program, the base salary of the CEO had been reduced 15% and the base salaries for the other executive officers (excluding Mr. Fitzpatrick, who was recruited to the Company after implementation of the program) had been reduced 10%.

(2)

In fiscal 2012, the Company's fiscal year was one week longer than usual and included an extra pay period. Accordingly, the amounts shown as salary for fiscal 2012 are higher than the actual annual base salaries, which are as follows:  Mr. Keating, $415,000; Mr. Wagenseller, $225,000; Mr. Fitzpatrick, $225,000; Mr. Le, $200,000; and Mr. Slattery, $235,000.

(3)

Amounts reported as the dollar value of stock and option awards do not reflect compensation actually received by the Named Executive Officer. Instead, the amount reported is the grant date fair value calculated under FASB ASC Topic 718. Pursuant to SEC rules, the amounts shown assume that there will be no service-based forfeitures of awards. See Note 10 of our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2012 for assumptions underlying the calculation of the stated value of the awards.

(4)

Represents sales commissions earned during the fiscal year, including amounts paid after the end of the fiscal year.

(5)

The amounts shown for Mr. Keating include $20,900 reimbursement for rental of a local apartment, $7,200 automobile allowance, and $17,884 in premiums for supplemental group life insurance

(6)

See note (3) regarding the dollar value of awards included in the total.

(7)

On April 2, 2012, Mr. Keating retired as the Company’s President and Chief Executive Officer, and Mr. Wagenseller was appointed acting President and Chief Executive Officer.

(8)

Mr. Fitzpatrick joined NET in April 2009 and was paid his pro rata salary at the rate of $225,000 per year.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2012

The following table shows all grants of plan-based awards to the Named Executive Officers during fiscal 2012.

Name	Grant Date	Authorization Date	All Other Stock Awards: No. of Shares of Stock or Units (#)	All Other Option Awards: No. of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards (1)
C. Nicholas Keating, Jr.	—	—	—	—		$ —	$ —

David Wagenseller	8/1/2011	6/29/2011	—	20,000	(2)	2.60	32,428
	2/21/2012	2/15/2012	—	40,000	(3)	0.83	21,652

James Fitzpatrick	8/1/2011	6/29/2011	—	20,000	(2)	2.60	32,428
	2/21/2012	2/15/2012	—	40,000	(3)	0.83	21,652

Francois Le	8/1/2011	6/29/2011	—	20,000	(2)	2.60	32,428
	2/21/2012	2/15/2012	—	40,000	(3)	0.83	21,652

Frank Slattery	8/1/2011	6/29/2011	—	20,000	(2)	2.60	32,428
	2/21/2012	2/15/2012	—	40,000	(3)	0.83	21,652

(1)

The grant date fair value was calculated under FASB ASC Topic 718. Pursuant to SEC rules, the amounts shown assume that there will be no service-based forfeitures of awards. See Note 9 of our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2012 for assumptions underlying the calculation of the stated value of the awards.

(2)

Vests monthly over 18 months.

(3)

Vests over one year, with 50% vesting six months from the grant date and the balance vesting monthly thereafter.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows all outstanding equity awards held by the Named Executive Officers as of the end of fiscal 2012.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
C. Nicholas Keating, Jr.						—	—
	3,000	—		$5.37	4/16/12
	16,000	—		$3.40	8/13/12
	4,000	—		$8.34	8/12/13
	1,000	—		$7.08	5/18/14
	8,000	—		$6.71	8/10/14
	100,000	—		$4.55	7/25/15
	220,000	—		$5.43	10/30/16
	140,000	—		$10.75	5/7/17
	38,750	21,250	(1)	$5.99	8/17/16
	45,833	54,167	(1)	$4.90	5/10/17
	95,833	4,167	(1)	$4.38	5/5/18

David Wagenseller						—	—
	1,000	—		$4.69	8/1/15
	10,500	—		$4.60	12/5/15
	6,458	3,542	(1)	$5.99	8/17/16
	12,500	12,500	(1)	$5.60	3/8/17
	27,500	32,500	(1)	$4.90	5/10/17
	7,777	12,223	(2)	$2.60	8/1/18
	—	40,000	(3)	$0.83	2/21/19

James Fitzpatrick						—	—
	72,916	27,084	(1)	$3.69	5/18/16
	18,333	21,667	(1)	$4.90	5/10/17
	7,777	12,223	(2)	$2.60	8/1/18
	—	40,000	(3)	$0.83	2/21/19

Francois Le						—	—
	90,000	—		$7.30	3/5/17
	25,833	14,167	(1)	$5.99	8/17/16
	10,000	10,000	(1)	$5.60	3/8/17
	18,333	21,667	(1)	$4.90	5/10/17
	7,777	12,223	(2)	$2.60	8/1/18
	—	40,000	(3)	$0.83	2/21/19

Frank Slattery						—	—
	90,000	—		$6.45	2/10/13
	33,625	—		$6.71	8/10/14
	8,375	—		$4.69	8/1/15
	50,000	—		$3.16	7/31/16
	30,000	—		$10.75	5/7/17
	38,333	1,667	(2)	$4.38	5/5/18
	25,833	14,167	(2)	$5.99	8/17/16

(1)

Vests over four years, with 25% vesting one year from the grant date and the balance vesting monthly thereafter.

(2)

Vests monthly over 18 months.

(3)

Vests over one year, with 50% vesting six months from the grant date and the balance vesting monthly thereafter.

OPTION EXERCISES AND STOCK VESTED

The following table shows all stock options exercised and the vesting of all stock awards held by the Named Executive Officers during fiscal 2012.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
C. Nicholas Keating, Jr.	—	$ —	—	$ —
David Wagenseller	—	—	4,205	11,185
James Fitzpatrick			—	—
Francois Le	—	—	—	—
Frank Slattery	—	—	—	—

Employment Contracts; Change in Control Arrangements

Each of the Company’s Named Executive Officers have a change in control agreement with the Company that provides for immediate vesting of all the executive officer’s outstanding stock options and restricted stock in the event of the executive officer’s termination of employment within one year after a “corporate transaction” or “change of control,” as those terms are defined in the 1993 Option Plan and the 2008 Equity Incentive Plan. Under these agreements, termination of employment includes either termination by the Company for reasons other than cause or disability, or resignation by the officer for certain “good reasons,” including a material reduction or alteration in authority, status or responsibility; a material reduction in base compensation; or relocation of the executive officer’s principal place of work. The agreements further provide that, upon a termination under such circumstances, the Company will provide to the Named Executive Officer a severance payment equal to one year’s base salary, and will pay the premiums for the officer’s medical, dental, life and disability insurance for one year following the date of termination of employment, subject to execution and delivery by the officer of the Company’s standard form of release. At the time of execution of these agreements, prior to fiscal 2012, the Committee determined that the applicable benefits were in each case appropriate, and remain appropriate, when compared to our peer companies.

In fiscal 2012, the Company has also established a short-term retention and performance incentive supplemental to the change-of-control agreements for certain officers, including Messrs. Wagenseller and Slattery, who would each receive cash payments of up to $50,000 upon a change in control, with a partial payment of $20,000 upon an agreement in principle for such an event and the balance payable upon the closing of the event. The program will expire December 31, 2012. None of such amounts were earned in fiscal 2012.

If an event involving termination following a change in control had taken place at the end of the last fiscal year, the Named Executive Officers would have received the following benefits:

	Severance	Potential Acceleration of Unvested Stock Options (1) ($)	Potential Acceleration of Unvested Restricted Stock (2) ($)
C. Nicholas Keating, Jr.	$415,000	$ —	$ —
David Wagenseller	$275,000	9,600	—
James Fitzpatrick	$225,000	9,600	—
Francois Le	$200,000	9,600	—
Frank Slattery	$285,000	9,600	—

(1)

The stated value of the unvested stock options subject to acceleration is the amount by which the market closing price of the Common Stock at the end of fiscal 2012 ($1.07 per share) exceeded the exercise price of the option. All of the unvested stock options have exercise prices exceeding such amount.

(2)

The stated value of the unvested restricted stock subject to acceleration under the agreement is $1.07 per share, the market closing price of the Common Stock on March 30, 2012, the last day of fiscal 2012.

Director Compensation

Non-employee Directors each receive $35,000 per year for serving on the Board, $10,000 per year for serving on the Audit Committee, and $5,000 per year for serving on each other standing committee of the Board. The Chairman of the Board receives an additional $20,000 per year for serving in that capacity, and each Committee Chairperson receives an additional $5,000 per year for serving in that capacity. Non-employee Directors are eligible for reimbursement of expenses for attending Board and Committee meetings.

Under the Board compensation program in effect during fiscal 2012, each non-employee Director, on the Monday immediately following the annual meeting, received an automatic restricted stock award of 15,000 shares of Common Stock, vesting on August 5 of the year following the date of grant (or, if earlier, the day before the annual stockholder meeting in such year). If an award recipient dies while serving on the Board, the award shall nonetheless vest in full on the scheduled vest date.

The following table shows the compensation of non-employee Directors for their services in fiscal 2012. The compensation for Mr. Keating, who served as CEO during fiscal 2012, is included in the Summary Compensation Table above.

NON-EMPLOYEE DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (2)	Total
Frederick D. D’Alessio	$60,000	$ 36,150	—	$ 96,150
Dixon R. Doll	75,000	36,150	—	111,150
David R. Laube	60,000	36,150	—	96,150

(1)

Amounts reported do not reflect compensation actually received by the Director. Instead, the dollar value shown is the grant date fair value calculated under FASB ASC Topic 718. See Note 9 of our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2012 for assumptions underlying the calculation of the stated value of the awards. Pursuant to SEC rules, the amounts shown assume that there will be no service-based forfeitures of awards.

(2)

We no longer issue stock options to our non-employee Directors. At fiscal year end, the aggregate number of option awards outstanding for each Director was:  Mr. D’Alessio, 102,999 shares; Dr. Doll, 112,000 shares; and Mr. Laube, 150,000 shares.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number and percentage of shares of NET common stock beneficially owned, as of July 20, 2012, by (i) each person or group known by NET, based on filings pursuant to Section 13(d) or 13(g) under the Exchange Act, to beneficially own more than 5% of the outstanding shares of NET common stock; (ii) each person who is currently a director of NET; (iii) each “named executive officer” of NET, determined in accordance with Item 402 of Regulation S-K under the Securities Act; and (iv) all current directors and named executive officers of NET as a group.

Five Percent (5%) Stockholders, Directors, Named Executive Officers, and all Directors and Executive Officers as a Group	Approximate Number of Shares	Percentage of Outstanding Shares
5% Stockholders
Stafford Capital Management, LLC; Craig Stephens; Pacific Management, Ltd.; and Robert M. Stafford (1)	3,725,086	12.2%
ClearBridge Advisors, LLC (2)	3,214,498	10.5%
Royce & Associates, LLC (3)	2,444,968	8.0%
Kopp Investment Advisors, LLC; Kopp Holding Company, LLC; and LeRoy C. Kopp (4)	1,579,601	5.2%
John K. Nelson and Cheryl Nelson (5)	1,539,254	5.0%
Directors and Executive Officers
Frederick D. D’Alessio (6)	142,999	*
Dixon R. Doll, Ph.D. (7)	287,597	*
James Fitzpatrick (8)	146,859	*
C. Nicholas Keating, Jr. (9)	768,420	2.5%
David R. Laube (10)	234,729	*
Francois Le (11)	203,801	*
Frank Slattery (12)	351,626	1.2%
David Wagenseller (13)	112,804	*
All Executive Officers and Directors as a group (11 persons) (14)	2,492,484	8. 1%

* Represents less than 1% of the outstanding shares.

(1)

This information was acquired from publicly available information filed with the SEC as of February 9, 2012. Based on this filing, Stafford Capital Management, LLC (“SCM”) has sole voting and dispositive power as to all the shares listed. SCM reports 2,713,920 shares are held in investment advisory client accounts. Craig Stephens reports sole voting and dispositive power as to 744,000 shares. Pacific Management, Ltd. reports sole voting and dispositive power as to 211,071 shares, which are owned by Pacific Asset Partners. Robert M. Stafford reports sole voting and dispositive power as to 56,095 shares. The address for these entities is Stafford Capital Management LLC, 275 Battery Street, Suite 1600, San Francisco, CA 94111.

(2)

This information was acquired from publicly available information filed with the SEC as of February 10, 2012. Based on this filing, ClearBridge Advisors, LLC has sole voting power with respect to 2,648,580 shares and dispositive power as to all the shares listed. The address for ClearBridge Advisors, LLC is 620 8th Avenue, New York, NY 10018.

(3)

This information was acquired from publicly available information filed with the SEC as of January 19, 2012. Based on this filing, Royce & Associates, LLC has sole voting and dispositive power as to all the shares listed. The interest of one account, Royce Opportunity Fund an investment company registered under the Investment Company Act of 1940 and managed by Royce & Associates, LLC, amounted to 1,972,468 shares. The address for Royce & Associates, LLC is 745 Fifth Avenue, New York, NY 10151. 79

(4)

This information was acquired from publicly available information filed with the SEC as of July 20, 2012. Based on this filing, Kopp Investment Advisors, LLC (“KIA”) is the beneficial owner of 1,528,056 shares, which are owned by KIA’s clients and held in discretionary accounts managed by KIA and over which it has shared voting power. KIA has shared dispositive power with respect to 769,601 shares. Kopp Holding Company, LLC (“KHCLLC”) is the parent entity of KIA and LeRoy C. Kopp is the sole governor, chairman and chief investment officer of both KIA and KHCLLC. By virtue of their relationship to KIA, KHCLLC and Mr. Kopp may be deemed to have shared voting power with respect to 1,528,056 shares and shared dispositive power with respect to 769,601 shares. Mr. Kopp has the sole power to dispose of 810,000 shares beneficially owned directly and indirectly (other than through KIA) by him. In addition, Mr. Kopp’s indirect beneficial ownership may comprise shares held in the Kopp Family Foundation, a 501(c)(3) corporation for which he serves as a director, and held in his wife’s individual retirement account (“IRA”) and held directly by her. Mr. Kopp’s direct beneficial ownership may comprise shares held in his IRA and held directly by him. In the aggregate, including the shares beneficially owned by KIA, Mr. Kopp may be deemed beneficially to own a total of 1,579,601 shares. The business address of KIA, KHCLLC, and Mr. Kopp is 8400 Normandale Lake Boulevard, Suite 1450, Bloomington, Minnesota 55437.

(5)

This information was acquired from publicly available information filed with the SEC as of March 9, 2012. Based on this filing, John K. Nelson has sole voting and dispositive power as to 1,001,033 shares and shared voting and dispositive power as to 538,221 shares. Cheryl Nelson reports shared voting and dispositive power as to 538,221 shares. The address for the shareholders is 1205 Johnson Street, Menlo Park, CA 94025.

(6)

Includes 102,999 shares issuable to Mr. D’Alessio under options exercisable within 60 days of July 20, 2012.

(7)

Includes 112,000 shares issuable to Dr. Doll under options exercisable within 60 days of July 20, 2012. Also includes 4,800 shares owned by International Synergies, Ltd., a corporation in which Dr. Doll has a beneficial interest.

(8)

Includes 143,193 shares issuable to Mr. Fitzpatrick under options exercisable within 60 days of July 20, 2012.

(9)

Includes 693,583 shares issuable to Mr. Keating under options exercisable within 60 days of July 20, 2012.

(10)

Includes 150,000 shares issuable to Mr. Laube under options exercisable within 60 days of July 20, 2012.

(11)

Includes 191,110 shares issuable to Mr. Le under options exercisable within 60 days of July 20, 2012.

(12)

Includes 340,610 shares issuable to Mr. Slattery under options exercisable within 60 days of July 20, 2012.

(13)

Includes 104,277 shares issuable to Mr. Wagenseller under options exercisable within 60 days of July 20, 2012.

(14)

Includes 2,063,577 shares issuable under options exercisable within 60 days of July 20, 2012, consisting of 1,837,772 shares issuable under options held by individuals listed in the table as detailed in notes (6) through (13) above and 225,805 shares issuable under options held by three additional executive officers not listed in the table.

Equity Compensation Plan Information

The following table sets forth information as of March 30, 2012 with respect to the equity compensation plans under which Common Stock is authorized for issuance.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	5,108,810	$ 3.65	1,071,974
Equity compensation plans not approved by security holders (2)	467,815	6.68	—
Total	5,576,625		1,071,974

(1)

Shares issuable pursuant to the 1993 Option Plan and 2008 Equity Incentive Plan. The 1993 Option Plan expired in fiscal 2009 and there are no securities remaining available for future issuance. This amount does not include shares authorized under the 1998 Employee Stock Purchase Plan, which the Board of Directors has suspended.

(2)

Shares issuable pursuant to the 1997 Stock Option Program, which expired in fiscal 2009 and under which no securities remain available for future issuance.

The Company’s plans are described in a footnote to the Company’s financial statements, which are included in the Company’s Form 10-K for the fiscal year ended March 30, 2012. See Note 9:  “Stock-based Compensation.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Person Transactions

The Audit Committee of the Board of Directors, pursuant to its master agenda but not pursuant to written policies or procedures, considers at each regular quarterly meeting any transactions between the Company and related persons. There were no transactions involving the Company and any related person during fiscal 2012, and there were no such transactions pending or contemplated as of the date of this Proxy Statement.

Director Independence

Messrs. D’Alessio, Doll, and Laube have no business, commercial, legal or accounting relationships with the Company (either directly or as a partner, shareholder or officer of an organization that has such a relationship with the Company) other than as members of the Board and holders of Company stock and stock options, and the Board has determined that each of them is “independent” within the standards of NASDAQ rules. There are no family relationships among executive officers and/or Directors of the Company. The Board has determined that each member of the Audit Committee meets the standards for independence of audit committee members under SEC rules.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm

Deloitte & Touche LLP and its predecessors have acted as the Company’s independent auditors since the Company’s inception. In accordance with standard policy, Deloitte & Touche LLP periodically changes the individuals who are responsible for the Company’s audit. The following table shows the fees for the audit and other services provided by Deloitte & Touche LLP for fiscal 2012 and fiscal 2011.

	Fiscal 2012	Fiscal 2011
Audit fees (1)	$725,073	$800,477
Audit-related fees (2)	—	—
Tax fees (3)	14,929	6,100
All other fees	—	—
Total	$740,002	$806,577

(1)

Audit fees are aggregate fees billed for professional services provided in connection with the audit of the Company’s annual financial statements and review of the Company’s quarterly financial statements and audit services provided in connection with statutory or regulatory filings and in connection with the audit of the Company’s internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.

(2)

Audit-related fees are fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” There were no such fees in fiscal 2012 or 2011.

(3)

Tax fees consisted primarily of tax compliance consultations and preparation of international tax returns.

Administration of the Engagement; Pre-Approval of Audit and Permissible Non-Audit Services

Before the independent registered public accounting firm is engaged by the Company to perform audit or permissible non-audit services, the engagement is approved by the Audit Committee. These services may include audit services, audit-related services, tax services and other services. The Audit Committee may establish, either on an ongoing or case-by-case basis, pre-approval policies and procedures providing for delegated authority to approve the engagement of the independent registered public accounting firm, provided that the policies and procedures are detailed as to the particular services to be provided, the Audit Committee is informed about each service, and the policies and procedures do not result in the delegation of the Audit Committee's authority to management.

Report of the Audit Committee

The Audit Committee of the Board is responsible for appointing and determining the compensation of the registered public accounting firm to conduct the annual audit of the Company’s accounts, reviewing the scope and results of the independent audits, and reviewing and evaluating internal accounting policies. Each of the members of the Audit Committee is independent, as defined under the current listing standards of NASDAQ and the standards for independence of audit committee members under current SEC rules. The Audit Committee operates under a written charter prepared by the Audit Committee and adopted by the Board of Directors. Management of the Company has primary responsibility for preparing the Company’s financial statements and for the Company’s financial reporting process. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, is responsible for expressing an opinion on the conformity of the Company’s audited consolidated financial statements to accounting principles generally accepted in the U.S.

In this context and in connection with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, the Audit Committee:

•

reviewed and discussed the audited consolidated financial statements with the Company’s management;

•

discussed with Deloitte & Touche LLP, the Company’s independent registered public accounting firm, certain matters related to the conduct of the audit, as required by Statement of Auditing Standards No. 61, Communication with Audit Committees, as amended (AICPA, Professional Standards, Vol. 1, AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T), which includes, among other things, (i) methods used to account for significant unusual transactions; (ii) the effect of significant accounting policies in controversial or emerging areas for which there is a lack of authoritative guidance or consensus; (iii) the process used by management in formulating particularly sensitive accounting estimates and the basis for the accountants’ conclusions regarding the reasonableness of those estimates; and (iv) disagreements, if any, with management over the application of accounting principles, the basis for management’s accounting estimates and the disclosures in the financial statements;

•

met with the independent registered public accounting firm, with and without management present, to discuss the results of their examinations, their evaluations of the Company’s internal controls, and the overall quality of the Company’s financial reporting;

•

reviewed the written disclosures and the letter from Deloitte & Touche LLP required by Independence Standard Board Standard No. 1, “Independence Discussions with Audit Committees,” discussed with the auditors their independence from the Company, and concluded that the non-audit services performed by Deloitte & Touche LLP are compatible with maintaining their independence; and

•

instructed the independent registered public accounting firm that the Audit Committee expects to be advised if there are any subjects that require special attention.

Based on the review and discussions described above, the Audit Committee recommended to the Board of Directors that the Company’s audited consolidated financial statements for fiscal 2012 be included in the Company’s Annual Report on Form 10-K for the year ended March 30, 2012, for filing with the SEC, and the Board of Directors approved such inclusion.

Audit Committee Members

David R. Laube, Chairperson
Frederick D. D’Alessio
Dixon R. Doll

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

3. Exhibits

Index to Exhibits

Exhibit No.	Exhibit
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK EQUIPMENT TECHNOLOGIES, INC. (Registrant)

Date: July 27, 2012	By: /s/ DAVID WAGENSELLER David Wagenseller President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID WAGENSELLER David Wagenseller	President and Chief Executive Officer	July 27, 2012
/s/ KAREN C. CARTE Karen C. Carte	Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	July 27, 2012
/s/ DIXON R. DOLL Dixon R. Doll	Chairman of the Board	July 27, 2012
/s/ FREDERICK D. D’ALESSIO Frederick D. D’Alessio	Director	July 27, 2012
/s/ C. NICHOLAS KEATING, JR. C. Nicholas Keating, Jr.	Director	July 27, 2012
/s/ DAVID R. LAUBE David R. Laube	Director	July 27, 2012