Form 10-Q
period 2012-06-29
NETWORK EQUIPMENT TECHNOLOGIES INC
filed 2012-08-10
CIK 752431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 29, 2012.

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
☐ Yes  ☒ No

The number of shares outstanding of the registrant's Common Stock, par value $0.01, as of July 27, 2012 was 30,587,000.

NETWORK EQUIPMENT TECHNOLOGIES, INC.

Index

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited — in thousands, except par value)

	June 29, 2012	March 30, 2012
Current assets:
Cash and cash equivalents	$5,888	$6,897
Short-term investments	22,383	26,245
Restricted cash	1,941	1,940
Accounts receivable, net of allowances of $263 at June 29, 2012 and $212 at March 30, 2012	8,096	7,525
Inventories	2,263	3,093
Prepaid expenses and other assets	3,974	3,636
Total current assets	44,545	49,336
Property and equipment, net	3,047	3,344
Other assets	3,217	3,139
Total assets	$50,809	$55,819
Current liabilities:
Accounts payable	$4,763	$4,009
Accrued liabilities	8,996	9,462
Current portion of 7¼% redeemable convertible subordinated debentures	1,204	—
Total current liabilities	14,963	13,471
Long-term liabilities:
3¾% convertible senior notes	10,500	10,500
7¼% redeemable convertible subordinated debentures	22,500	23,704
Capital lease obligation, less current portion	63	73
Other long-term liabilities	1,089	1,129
Total long-term liabilities	34,152	35,406
Commitments and contingencies – See Note 8
Stockholders’ equity:
Preferred stock ($0.01 par value; 5,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 75,000 shares authorized; 30,587 and 30,550 shares outstanding at June 29, 2012 and March 30, 2012)	306	305
Additional paid-in capital	262,246	261,563
Treasury stock, at cost	(11,811)	(11,811)
Accumulated other comprehensive loss	(2,071)	(2,145)
Accumulated deficit	(246,976)	(240,970)
Total stockholders’ equity	1,694	6,942
Total liabilities and stockholders’ equity	$50,809	$55,819

See accompanying notes to condensed consolidated financial statements

Index

NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited — in thousands, except per share amounts)

	Three Months Ended
	June 29, 2012	June 24, 2011
Revenue:
Product	$7,509	$7,699
Service and other	3,907	3,614
Total revenue	11,416	11,313
Costs of revenue:
Cost of product	5,118	5,353
Cost of service and other	1,556	2,112
Total cost of revenue	6,674	7,465
Gross margin	4,742	3,848
Operating expenses:
Sales and marketing	3,501	4,464
Research and development	3,601	4,821
General and administrative	2,972	2,498
Restructure and other costs	121	—
Total operating expenses	10,195	11,783
Loss from operations	(5,453)	(7,935)
Interest income	42	106
Interest expense	(551)	(553)
Other income (expense), net	(5)	34
Loss before taxes	(5,967)	(8,348)
Income tax provision	38	72
Net loss	$(6,005)	$(8,420)
Basic and diluted net loss per share	$(0.20)	$(0.28)
Common and common equivalent shares, basic and diluted	30,573	30,316
Condensed Consolidated Statements of Comprehensive Loss:
Net loss	$(6,005)	$(8,420)
Other comprehensive loss:
Foreign currency translation adjustments	91	83
Gross unrealized holding gains (losses) on available-for-sale securities	(22)	80
Less: Reclassification adjustments for (gains) losses included in net loss	5	(36)
Comprehensive loss	$(5,931)	$(8,293)

See accompanying notes to condensed consolidated financial statements

Index
NETWORK EQUIPMENT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited — in thousands)

	Three Months Ended
	June 29, 2012	June 24, 2011
Cash and cash equivalents at beginning of period	$6,897	$2,367
Cash flows from operating activities:
Net loss	(6,005)	(8,420)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and accretion	534	560
Stock-based compensation expense	703	883
Provision for deferred income taxes	28	62
Changes in assets and liabilities:
Accounts receivable	(571)	1,333
Inventories	830	(257)
Prepaid expenses and other assets	(533)	885
Accounts payable	756	(862)
Accrued liabilities	(480)	(1,315)
Net cash used in operating activities	(4,738)	(7,131)
Cash flows from investing activities:
Purchase of short-term investments	(2,774)	(5,385)
Proceeds from sales and maturities of short-term investments	6,619	15,499
Purchases of property and equipment	(134)	(204)
Changes in restricted cash	(1)	—
Net cash provided by investing activities	3,710	9,910
Cash flows from financing activities:
Issuance of common stock	1	1
Repurchase of common stock	(21)	(113)
Payments under capital lease and note payable obligations	(35)	(33)
Net cash used in financing activities	(55)	(145)
Effect of exchange rate changes on cash	74	79
Net increase (decrease) in cash and cash equivalents	(1,009)	2,713
Cash and cash equivalents at end of period	$5,888	$5,080

Other cash flow information:
Cash paid during the period for:
Interest	$1,058	$1,060
Non-cash investing activities:
Net unrealized gain (loss) on available-for-sale securities	(17)	44

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

Merger Agreement with Sonus Networks, Inc.:

On June 18, 2012, Network Equipment Technologies, Inc. (“NET”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sonus Networks, Inc. (“Sonus”), and Navy Acquisition Subsidiary, Inc., a direct wholly-owned subsidiary of Sonus (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will merge with and into NET and NET will become a direct wholly-owned subsidiary of Sonus (the “Merger”).

On the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.01 per share, of NET (the “NET Common Stock”) issued and outstanding immediately prior to the Effective Time (other than shares owned by (i) Sonus, Merger Sub or any other direct or indirect wholly-owned subsidiary of Sonus, (ii) NET or any direct or indirect wholly-owned subsidiary of NET or (iii) stockholders who have properly exercised and perfected appraisal rights under Delaware law) will be converted automatically into the right to receive $1.35 in cash (the “Merger Consideration”), without interest.

The Merger Agreement provides that, at the Effective Time, each (i) NET stock option that is unexpired, unexercised and outstanding as of the Effective Time, whether vested or unvested, and that has an exercise price per share that is less than the Merger Consideration, and (ii) NET restricted stock unit (“RSU”) that is outstanding as of the Effective Time, will be assumed by Sonus and will become exercisable to acquire Sonus stock. The vesting of such assumed options and RSUs will not be accelerated as a result of the consummation of the Merger, provided that if the service of the holder of such assumed option or RSU to the surviving corporation of the Merger, Sonus or any other affiliate of Sonus is terminated by such entity (and in connection therewith such holder does not thereafter commence service with Sonus or an affiliate of Sonus such that vesting of such assumed option or RSU would continue) on or before December 31, 2012 for a reason other than (i) a willful act by such holder that constitutes misconduct or fraud and has a material adverse effect on the entity terminating such holder or (ii) a conviction of such holder of a felony crime, such assumed option or RSU shall upon such termination vest and become exercisable in full. The Merger Agreement provides further that, immediately prior to the Effective Time, each NET stock option that is unexpired, unexercised and outstanding and that has an exercise price per share that is greater than or equal to the Merger Consideration shall vest and become exercisable in full and will, to the extent not exercised, terminate and cease to be outstanding without consideration at the Effective Time.

The Merger Agreement provides that, prior to the closing of the Merger, in accordance with the respective terms and requirements of the existing indentures referred to below, the Company will prepare supplemental indentures for each of (i) the 7 1/4 % Convertible Subordinated Debentures due 2014 issued by NET under the Indenture, dated as of May 15, 1989 (“1989 Debentures” and the “1989 Indenture,” respectively), between NET and U.S. Bank National Association (“U.S. Bank”), successor to Morgan Guaranty Trust Company of New York, and (ii) the 3 3/4% Convertible Senior Notes due 2014 issued by NET under the Indenture, dated as of December 17, 2007 (“2007 Notes” and the “2007 Indenture,” respectively), between NET and U.S. Bank, which supplemental indentures shall provide, among other things, that, from and after the Effective Time, in lieu of being convertible into shares of NET Common Stock, the 1989 Debentures and the 2007 Notes will be convertible into the kind and amount of Merger Consideration that would have been receivable upon the consummation of the Merger by a holder of the number of shares of NET Common Stock issuable on conversion of such 1989 Debentures or 2007 Notes, respectively, as of the Effective Time. At the closing of the Merger, the supplemental indentures will be executed and delivered to U.S. Bank.

Index

NET and Sonus’ respective obligations to complete the Merger are subject to customary conditions, including (i) the approval by the holders of a majority of the outstanding shares of the NET Common Stock entitled to vote on the Merger (the “Stockholder Approval”) and (ii) the absence of any injunction, judgment or ruling prohibiting the Merger. Moreover, each party’s obligation to consummate the Merger is subject to certain other conditions, including (i) the accuracy of the other party’s representations and warranties (subject to materiality exceptions) and (ii) the other party’s compliance with its covenants and agreements contained in the Merger Agreement (subject to materiality exceptions). The consummation of the Merger is not subject to a financing condition. NET has made customary representations and warranties and covenants in the Merger Agreement, including covenants regarding: (i) the conduct of NET’s business prior to the consummation of the Merger and (ii) the calling and holding of a meeting of NET’s stockholders for the purpose of obtaining the Stockholder Approval. In addition, under the terms of the Merger Agreement, NET agreed not to solicit or support any alternative acquisition proposals, subject to specified exceptions for the Company to respond to and support unsolicited proposals in the exercise of the fiduciary duties of the Board of Directors. NET will be obligated to pay a termination fee of $1,250,000 to Sonus upon termination of the Merger Agreement under specified circumstances, including if NET terminates the Merger Agreement in accordance with its terms to accept a unsolicited superior proposal.

The Merger is expected to close in the third quarter of calendar year 2012.

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

Significant Accounting Policies:  The unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated balance sheet as of March 30, 2012 was derived from the Company’s audited consolidated financial statements.

These financial statements should be read in conjunction with the March 30, 2012 audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for fiscal year 2012, as filed with the SEC. The results of operations for the three months ended June 29, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending March 29, 2013 or any future period.

The Company’s fiscal year ends on the last Friday in March. In most years, the fiscal year is 52 weeks, with each quarter comprised of thirteen weeks, which allows comparability of quarter over quarter results. Fiscal year 2012 included a 53rd week, with the extra week included in the three month period ended September 30, 2011. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position as of June 29, 2012, the results of operations for the three months ended June 29, 2012 and June 24, 2011, respectively and the cash flows for the three months ended June 29, 2012 and June 24, 2011, respectively.

There have been no material changes to the Company’s significant accounting policies during the three months ended June 29, 2012, as compared to the significant accounting policies disclosed in Note 1 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K (as amended) for the year ended March 30, 2012.

Recently Issued Accounting Standards:  In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends ASC 220 to allow an entity the option to present income and comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. In December 2011, the FASB issued guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments. As the Company has historically presented a separate statement of comprehensive income (loss), the adoption of this ASU did not have any effect upon its financial statement presentation.

Index

Note 2.	Financial Instruments

Short-term investments at June 29, 2012 and March 30, 2012 consisted of the following:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 29, 2012
U.S. Treasury notes	$3,003	$—	$(1)	$3,002
U.S. government agencies	7,892	7	(1)	7,898
Corporate notes and bonds	9,053	15	(2)	9,066
Asset backed securities	1,914	3	(1)	1,916
Other debt securities	501	—	—	501
	$22,363	$25	$(5)	$22,383
March 30, 2012
U.S. Treasury notes	$3,953	$2	$(3)	$3,952
U.S. government agencies	7,465	10	—	7,475
Corporate notes and bonds	10,757	24	(3)	10,778
Asset backed securities	3,530	9	(2)	3,537
Other debt securities	503	—	—	503
	$26,208	$45	$(8)	$26,245

The maturities of short-term investments at June 29, 2012 are as follows:

(in thousands)	Amortized Cost	Estimated Market Value
Maturing in one year	$8,472	$8,480
Maturing in one to five years	13,890	13,903
Total	$22,362	$22,383

Index

The following table summarizes the financial assets and liabilities of the Company measured at fair value on a recurring basis:

(in thousands)		Fair Value Measurements at June 29, 2012, using
	Balance as of June 29, 2012	Level 1	Level 2
Assets:
U.S. Treasury notes	$3,002	$3,002	$—
U.S. government agencies	7,898	—	7,898
Corporate notes and bonds	9,066	—	9,066
Asset backed securities	1,916	—	1,916
Other debt securities	501	—	501
Total(1)	$22,383	$3,002	$19,381

(in thousands)		Fair Value Measurements at March 30, 2012, using
	Balance as of March 30, 2012	Level 1	Level 2
Assets:
U.S. Treasury notes	$3,952	$3,952	$—
U.S. government agencies	7,475	—	7,475
Corporate notes and bonds	10,778	—	10,778
Asset backed securities	3,537	—	3,537
Other debt securities	503	—	503
Total(1)	$26,245	$3,952	$22,293

(1)	Included in short-term investments on the Company’s condensed consolidated balance sheet.

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

Index

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

The Company did not hold financial assets or liabilities which were recorded at fair value using inputs in the Level 3 category as of June 29, 2012 and March 30, 2012.

Derivative financial instruments are limited to foreign exchange contracts which the Company enters into to hedge certain balance sheet exposures and intercompany balances against future movement in foreign exchange rates. The Company’s primary net foreign currency exposures are in Japanese yen, Euros, and British pounds. The fair value of the Company’s derivative instruments is determined using pricing models based on current market rates. Gains and losses on foreign exchange contracts are included in other income and expense, net, and were not material for any period presented. As of June 29, 2012, the Company had no outstanding foreign exchange contracts.

Note 3.	Inventories

Inventories consisted of the following:

(in thousands)	June 29, 2012	March 30, 2012
Purchased components	$947	$1,811
Finished goods	1,316	1,282
	$2,263	$3,093

Certain inventories, not expected to be consumed within the next 12 months, are included in the condensed consolidated balance sheet as non-current assets. These inventories were $674,000 and $622,000, respectively, at June 29, 2012 and March 30, 2012.

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

At June 29, 2012, the Company’s deposit on inventory held by Plexus was $2.7 million, of which $1.3 million had been charged to a reserve for excess inventory. The deposit, including the related reserve, is included in prepaid expenses and other assets in the condensed consolidated balance sheets.

The Company regularly performs evaluations of inventory for excess and obsolete items, and for lower of cost or market valuation. These evaluations are applied to inventory, inventory classified as non-current assets, and the amount of the Company’s deposit on inventory held by Plexus. As a result of these evaluations, the Company recorded charges of $628,000 and $247,000, respectively, to cost of revenue in the three months ended June 29, 2012 and June 24, 2011.

Index

Note 4.	Loss Per Share

The following table sets forth the computation of the numerator and denominator used in the computation of basic and diluted net loss per share:

(in thousands, except per share amounts)	Three Months Ended
	June 29, 2012	June 24, 2011
Numerator:
Net loss	$(6,005)	$(8,420)
Denominator-weighted average shares of common stock outstanding:
Shares used to compute basic and diluted net loss per share	30,573	30,316
Basic and diluted net loss per share	$(0.20)	$(0.28)

The denominator for basic and diluted net loss per share is the weighted average number of unrestricted common shares outstanding for the periods presented. In periods of net income, the denominator for diluted net income per share also includes potentially dilutive shares, which consist of shares issuable upon the exercise of dilutive stock options and contingently issuable shares. These shares are excluded from the computations of diluted net loss per share for the three months ended June 29, 2012 and June 24, 2011 as they are anti-dilutive and would therefore reduce the loss per share. The total amount of such anti-dilutive shares was 255,000 and 132,000 for the three months ended June 29, 2012 and June 24, 2011, respectively.

At June 29, 2012, there are 770,000 shares of common stock issuable upon conversion of the 3¾% convertible senior notes and 753,000 shares of common stock issuable upon conversion of the 7¼% redeemable convertible subordinated debentures. For all periods presented, these shares and the related effect of the accrued interest are excluded from the calculation of diluted net loss per share, as their inclusion would be anti-dilutive.

Note 5.	Warranty Accruals

The warranty accrual, which is included in accrued liabilities in the accompanying consolidated balance sheets, was $174,000 at June 29, 2012, as shown in the table below. Components of the warranty accrual and changes in accrued amounts related to the warranty accrual during the three months ended June 29, 2012 and June 24, 2011 were as follows:

	Three Months Ended
(in thousands)	June 29, 2012	June 24, 2011
Balance at beginning of period	$232	$85
Charges to costs of revenue	25	29
Charges to warranty accrual	(55)	(64)
Other adjustments (1)	(28)	53
Balance at end of period	$174	$103

(1)	Adjustments resulted from changes in warranty cost estimates, relating primarily to hourly costs of labor to repair products and frequency of warranty claims.

Index

Note 6.	Restructure and Other Costs

Restructuring costs for the three months ended June 29, 2012 reflected net charges for employee separation costs related to corporate restructuring activities and facility exit costs. There were no restructuring costs for the three months ended June 24, 2011.

In the fourth quarter of fiscal 2012, the Company announced implementation of a restructuring plan to reduce operating expenses, and preserve capital resources. The combined total of restructure and other cost of $1.5 million recognized in fiscal 2012 and in the first quarter of fiscal 2013 represents the total expected cost of the fiscal 2012 restructuring plan and consists principally of costs relating to severance and termination benefits. The Company anticipates payments of amounts relating to the fiscal 2012 restructuring will be substantially completed by the end of the second quarter of fiscal 2013.

The liability for restructuring was $70,000 at June 29, 2012 and consisted solely of accrued costs relating to employee separations. Changes in accrued amounts related to restructuring during fiscal 2013 were as follows:

(in thousands)	Restructure Accrual
Balance at March 30, 2012	$837
Provision	121
Payments	(790)
Other(1)	(98)
Balance at June 29, 2012	$70

(1)
Consists primarily of adjustments to employee separation costs and facility exit costs which are reflected in general and administrative expense in the condensed consolidated statement of operations and comprehensive loss.

Note 7.	Income Taxes

The Company recorded tax provisions of $38,000 and $72,000 respectively, for the three months ended June 29, 2012 and June 24, 2011. Provisions for income tax are primarily related to the Company’s international operations.

Note 8.	Contractual Obligations and Commercial Contingencies

3¾% Convertible Senior Notes:  In December 2007, the Company issued $85.0 million of 3¾% convertible senior notes (the “2007 Notes”) due December 15, 2014, in a private placement, of which $10.5 million remained outstanding at June 24, 2011. A 2007 Note may be converted by a holder, at its option, into shares of the Company’s common stock initially at a conversion rate of 73.3689 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $13.63 per share of common stock (subject to adjustment in certain events), at any time on or prior to December 15, 2014, unless the 2007 Notes were previously repurchased. If a holder elects to convert its 2007 Notes in connection with certain fundamental changes, in certain circumstances the conversion rate will increase by a number of additional shares of common stock upon conversion. Upon conversion, a holder generally will not receive any cash payment representing accrued and unpaid interest, if any. The 2007 Notes are not redeemable by the Company prior to the stated maturity.

Upon the occurrence of certain fundamental changes including, without limitation, an acquisition of voting control of the Company, the liquidation or dissolution of the Company, or the Company’s common stock ceasing to be traded on a U.S. national securities exchange, a holder may require the Company to purchase for cash all or any part of its 2007 Notes at a purchase price equal to 100% of the principal amount plus any accrued and unpaid interest (including additional interest, if any) up until, but not including, the fundamental change purchase date. The 2007 Notes are unsecured senior obligations, ranking equal in right of payment to all existing and future senior indebtedness, and senior in right of payment to any existing and future subordinated indebtedness. The 2007 Notes are effectively subordinated to existing and future secured indebtedness to the extent of the assets securing such indebtedness and structurally subordinated to the claims of all existing and future indebtedness and other liabilities of the Company’s subsidiaries.

The consummation of the Merger will constitute a “fundamental change” under the 2007 Indenture. As required by the 2007 Indenture and as provided in the merger agreement, within 10 business days after the closing date of the Merger, Sonus will deliver, or cause to be delivered, a fundamental change notice to each holder of 2007 Notes indicating that each such holder has the right to have all or a portion of its 2007 Notes purchased at a price in cash equal to 100% of the principal amount of the 2007 Notes (or portion thereof), plus any accrued and unpaid interest. Any 2007 Notes tendered for purchase in response to the fundamental change notice will be purchased on a date to be selected by Sonus that shall be no later than 35 business days after the date of the fundamental change notice.

In accordance with the 2007 Indenture, on August 3, 2012 the Company notified the registered holders of the 2007 Notes of the proposed Merger, the supplemental indenture to be entered into in connection with the Merger, and the anticipated fundamental change notice to be delivered by Sonus.

Index

7¼% Redeemable Convertible Subordinated Debentures:  In May 1989, the Company issued $75.0 million of 7¼% redeemable convertible subordinated debentures due May 15, 2014 (the “1989 Debentures”), of which $23.7 million remained outstanding at June 24, 2011. Each 1989 Debenture is convertible at the option of the holder into common stock at $31.50 per share and is redeemable at the option of the Company. The 1989 Debenture holders are entitled to a sinking fund which began May 15, 2000, of 14 annual payments of 5% of the aggregate principal amount of 1989 Debentures issued ($3.8 million annually), reduced by any redemption or conversion of the 1989 Debentures. As a result of previous redemptions, the total remaining sinking fund requirement is $1.2 million, which, assuming no further redemptions, will be due as a final sinking fund payment on May 15, 2013.

In accordance with the 1989 Indenture, on August 3, 2012 the Company notified the registered holders of the 1989 Debentures of the proposed Merger and the supplemental indenture to be entered into in connection with the Merger.

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

Unearned income:  Deferred revenue, relating to both product and service revenues, was $3.9 million and $3.8 million, respectively at June 29, 2012 and March 30, 2012.

Contingencies:  In the normal course of business, the Company enters into contractual commitments to purchase services, materials, components, and finished goods from suppliers, mainly its primary contract manufacturer, Plexus. Under the agreement with Plexus, the Company may incur certain liabilities, as described in Note 3.

Contractual obligations and contingencies decreased from $46.7 million at March 30, 2012 to $45.1 million at June 29, 2012. This decrease resulted principally as a result of ongoing interest and operating lease payments.

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

Stock options generally become exercisable ratably over a four-year period and expire after seven to ten years. Options may be granted to officers, employees, directors and independent contractors to purchase common stock at a price not less than 100% of the fair market value at the date of grant. There were no stock option grants or stock option exercises in the three months ended June 29, 2012.

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

Upon the release of restriction, a portion of the released shares are repurchased from employees by the Company to satisfy withholding-tax obligations arising from the vesting of restricted stock awards. The Company repurchased 21,232 shares from employees in the three months ended June 29, 2012 for a total price of $21,000.

Index

Stock Compensation Expense: Stock-based compensation expense for the three months ended June 29, 2012 and June 24, 2011, was as follows:

(in thousands)	Three Months Ended
	June 29, 2012	June 24, 2011
Cost of revenue	$135	$125
Sales and marketing	177	227
Research and development	217	317
General and administrative	174	214
	$703	$883

Note 10.	Financial Instruments Fair Value Disclosure

The estimated fair values of the Company’s financial instruments at June 29, 2012 and March 30, 2012 were as follows:

(in thousands)	June 29, 2012		March 30, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Short-term investments	$22,383	$22,383	$26,245	$26,245
Liabilities:
3¾% Convertible senior notes	$10,500	$2,560	$10,500	$1,537
7¼% Redeemable convertible subordinated debentures	$23,704	$11,852	$23,704	$8,178

The gross unrealized holding gains (losses) on available-for-sale securities for short term investments recorded in accumulated other comprehensive loss were not material as of June 29, 2012 and March 30, 2012 respectively.

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

Accounts receivable:  The carrying value approximates fair value.

Accounts payable:  The carrying value approximates fair value.

Accrued liabilities:  The carrying value approximates fair value.

Convertible debt: The Company has estimated the approximate fair value of these securities using quoted market prices or trades closest to June 29, 2012. The Company has determined that its convertible debt should be classified as Level 2 within the fair value hierarchy (see Note 2).

Index

Note 11.	Litigation

On June 21, 2012, a purported shareholder of the Company filed a class action complaint against the Company, our directors and an executive officer of the Company, Sonus and Sonus Merger Subsidiary in connection with the proposed merger. The action is captioned Bruno v. Network Equipment Technologies, Inc., et al., Case No. 7643, and is pending in the Court of Chancery of the State of Delaware. On July 10, 2012, a purported shareholder of the company filed a class action complaint against our company, our directors, Sonus and Sonus Merger Subsidiary in connection with the proposed merger. The action is captioned Rogers v. Keating, et al., Case No. RG12638516, and is pending in the Superior Court of California for Alameda County. The Bruno and Rogers complaints allege that the defendants breached and/or aided and abetted the breach of their fiduciary duties to our shareholders, by seeking to sell the company through an allegedly unfair process and allegedly for an unfair price and on unfair terms. The complaints seek, among other things, equitable relief that would enjoin the merger, damages, and attorney’s fees and costs. As is common in this type of litigation, additional lawsuits based upon similar allegations concerning the proposed merger may be filed in the future, in the same or other courts. The Company believes the complaints’ allegations have no merit, and intends to defend against them vigorously. However, all litigation is inherently uncertain, and there can be no assurance that the Company’s defense of these or similar actions will be successful. The Company has not accrued any amounts related to these complaints, as it believes that a negative outcome is not probable.

A subsidiary of the Company, Quintum Technologies, LLC (Quintum), was party, by interpleader, to three related lawsuits in Greece filed by Lexis SA, a former distributor of Quintum products in Greece. The underlying lawsuits, the first of which was filed in 2006, were cancelled due to the fact that the originating plaintiffs waived their rights against Lexis. Since a negative outcome is therefore not probable, the Company has not accrued any amounts related to this matter.  As Lexis has not yet formally waived its rights against Quintum, hearings on the matter between Lexis and Quintum remain on calendar and are scheduled for January 2015, but the Company believes the scheduled hearings may not ever occur.

The Company is the subject of a complaint filed on June 7, 2012, by AIM-IP LLC in the U.S. District Court for the Central District of California. The complaint alleges infringement of a patent relating to the G.729 audio data compression algorithm. The Company believes that it has various defenses to the complaint, although legal proceedings are subject to inherent uncertainties and unfavorable rulings could occur. The Company has not accrued an amount relating to this matter as the amount of loss cannot be reasonably estimated.

In addition to the above, the Company is involved in various legal proceedings from time to time in the normal course of its business.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the condensed consolidated financial statements included in this Form 10-Q and Part II of our Form 10-K for the fiscal year ended March 30, 2012 (as amended). Statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. A forward-looking statement may contain words such as “plans,” “hopes,” “believes,” “estimates,” “will,” “continue to,” “expect to,” “anticipate that,” “to be,” or “can affect.” Forward-looking statements are based upon management expectations, forecasts and assumptions that involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Many factors may cause actual results to vary including, but not limited to, the factors discussed in this Form 10-Q and our most recently filed Form 10-K (as amended). The Company expressly disclaims any obligation or undertaking to revise or publicly release any updates or revisions to any forward-looking statement contained in this Form 10-Q except as required by law. Investors should carefully review any risk factors described in this Form 10-Q and our most recently filed Form 10-K (as amended), along with other documents the Company files from time to time with the Securities and Exchange Commission.

References to “fiscal 2013” or “fiscal 2012” generally refer to the specific periods presented in this discussion.

Merger Agreement with Sonus Inc.

On June 18, 2012, Network Equipment Technologies, Inc. (“NET”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sonus Networks, Inc. (“Sonus”), and Navy Acquisition Subsidiary, Inc., a direct wholly-owned subsidiary of Sonus (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will merge with and into NET and NET will become a direct wholly-owned subsidiary of Sonus (the “Merger”). See Note 1 to the Condensed Consolidated Financial Statements.

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

Our enterprise customer base includes large enterprises adopting UC and small to mid-sized businesses (SMBs) implementing real-time communications. Our government customers include a variety of federal and international agencies and organizations, including civilian and defense agencies and resellers to such entities. In addition to our direct sales capabilities, we have developed relationships with integrators, resellers, and vendors of related technologies in order to help drive our enterprise business. Our global support and service organization, along with third-party service organizations, provides installation and other professional services, a variety of maintenance programs, technical assistance, and customer training.

Index

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

There have been no significant changes to our policies and estimates, as discussed in our Annual Report on Form 10-K for the fiscal year ended March 30, 2012.

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

Index

Results of Operations

The following table sets forth selected data derived from our condensed consolidated statements of operations expressed as a percentage of revenue for the periods presented:

	Three Months Ended
	June 29, 2012		June 24, 2011
Percent of revenue
Product	65.8%		68.1%
Service and other	34.2		31.9
Total revenue	100.0		100.0

Product gross margin	31.8		30.5
Service and other gross margin	60.2		41.6
Total gross margin	41.5		34.0

Sales and marketing	30.7		39.5
Research and development	31.5		42.6
General and administrative	26.0		22.0
Restructure and other costs	1.1		—
Total operating expenses	89.3		104.1
Loss from operations	(47.8)		(70.1)

Interest expense, net	(4.5)		(4.0)
Other income (expense), net	—		0.3
Loss before taxes	(52.3)		(73.8)
Income tax provision	0.3		0.6
Net loss	(52.6	) %	(74.4	) %

Overview and Highlights

•
Total revenue increased slightly in the first quarter of fiscal 2013 due to higher service revenues. Product revenue declined, as increased sales to commercial customers were offset by reduced sales to government customers. Our legacy products have seen sales declines and our newer products are targeted for different solutions and will require marketing and further development towards these new solutions in order to achieve broader adoption in the government sector.

•
We are transitioning our product line to address unified communications and other new telecommunications opportunities. Sales of our UX Series product, which was introduced in the third quarter of fiscal 2011, are increasing, but sales have declined for our Promina and other multi-service products, as well as for our VoIP-based VX Series product.

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

Index

(in thousands, except percentages)	Three Months Ended
	June 29, 2012	June 24, 2011
Sector mix:
Revenue from government customers	$4,664	$5,965
% of total revenue	40.9%	52.7%
Revenue from commercial customers	$6,752	$5,348
% of total revenue	59.1%	47.3%
Mix of product sales:
Promina product revenue	$1,405	$1,936
% of product revenue	18.7%	25.1%
VoIP-based product revenue	$5,878	$4,825
% of product revenue	78.3%	62.7%
Other product revenue	$174	$863
% of product revenue	2.3%	11.2%

•
Product margin and service margin both increased. The increase in product margin was a result of reduced employee compensation costs, due to lower headcount and related costs allocated to cost of products, partially offset by reserve charges for legacy products. The increase in service margin was also a result of reduced employee compensation costs, due to lower headcount and related costs allocated to cost of service.

•
Expense levels were lower than in prior periods. Operating expense in the first quarter of fiscal 2013 decreased 13.5% from the prior year, despite substantial expenses for outside services relating the pending acquisition by Sonus. This decrease was achieved largely as a result of reduced employee compensation costs following organizational restructurings in the fourth quarter of fiscal 2012.

Revenue

	Three Months Ended
(in thousands, except percentages)	June 29, 2012	June 24, 2011	Change
Product	$7,509	$7,699	(2.5)%
Service and other	3,907	3,614	8.1
Total revenue	$11,416	$11,313	0.9%

Total revenue increased in fiscal 2013, due to an increase in service revenue, partially offset by a decline in product revenue.

On a sector basis, product revenue from commercial customers increased by $942,000, while product revenue from government customers declined by $1.1 million.

We expect our mix of product sales and our sector mix to fluctuate quarter to quarter, and we expect commercial sales to continue to increase as a percentage of our total sales. Sales to our government customers can fluctuate based upon passage of the annual budget and the timing of specific government programs.

Service and other revenue increased slightly in fiscal 2013, due to increased service activities. Significant fluctuations in our service and other revenue can occur as a result of factors affecting the timing of the recognition of revenue, including customer deployment schedules, contractual acceptance provisions and renewal of annual support agreements.

Index

Gross Margin

	Three Months Ended
	June 29, 2012	June 24, 2011
Product gross margin	31.8%	30.5%
Service and other gross margin	60.2	41.6
Total gross margin	41.5%	34.0%

Total gross margin increased in fiscal 2013 due principally to higher service and other margin.

Product margin was slightly higher in fiscal 2013. This increase was primarily due to the effect of lower employee compensation costs resulting from the restructurings.

Service and other gross margin improved due largely to reduced employee compensation and facilities costs resulting from the restructurings and cost savings resulting from closures of service facilities.

Operating Expenses

	Three Months Ended
(in thousands, except percentages)	June 29, 2012	June 24, 2011	Change
Sales and marketing	$3,501	$4,464	(21.6)%
Research and development	3,601	4,821	(25.3)
General and administrative	2,972	2,498	19.0
Restructure costs	121	—	100.0
Total operating expenses	$10,195	$11,783	(13.5)%

Operating expense in fiscal 2013 decreased due principally to the effect of the restructurings. In the fourth quarter of fiscal 2012, the Company reduced headcount by approximately 90 employees. Employee compensation costs were significantly lower in fiscal 2013 and other operating expenses were also generally lower in fiscal 2013 reflecting the reduced headcount.

Sales and marketing expense was lower in fiscal 2013 by $1.0 million. This decrease was due principally to the effect of headcount reductions, and related expense reductions, that have occurred since the fourth fiscal quarter of fiscal 2012.

Research and development expense was lower in fiscal 2013 by $1.2 million. This decrease was due principally to the effect of headcount reductions that have occurred since the fourth fiscal quarter of fiscal 2012.

General and administrative expense was higher in fiscal 2013 by $472,000. Acquisition-related activities were principally responsible for increases in legal costs of $479,000 and increases in outside services costs of $309,000. These increases were partially offset by lower employee compensation costs, reflecting headcount reductions, and by lower audit fees.

Restructure and other costs of $121,000 for fiscal 2013 reflected charges for employee separation costs related to corporate restructuring activities and a change in our estimate of the cost to vacate certain facilities.

Non-Operating Items

(in thousands, except percentages)	Three Months Ended
	June 29, 2012	June 24, 2011	Change
Interest income	$42	$106	(60.4)%
Interest expense	$(551)	$(553)	(0.4)
Other income (expense), net	$(5)	$34	823.5%

Interest income was lower in fiscal 2013 due to lower average cash and investment balances, and to a lesser extent, lower average interest earned on investments. Average cash and investment balances were lower primarily due to the effect of operating losses throughout fiscal 2012 and in the first three months of fiscal 2013.

Index

Interest expense in the first quarter of fiscal 2013 and the first quarter of fiscal 2012 was virtually equivalent, as the balance of long-term debt was identical throughout each of the two periods.

Other income (expense), net, consisted of:

(in thousands)	Three Months Ended
	June 29, 2012	June 24, 2011
Gain (loss) on foreign exchange	$(125)	$2
Realized gain on investments	6	36
Other	114	(4)
	$(5)	$34

Income Tax Provision

Income tax provisions were $38,000 and $72,000, respectively, in the first quarter of fiscal 2013 and 2012. Provisions for income tax are primarily related to our international operations.

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been our cash and investment balances, cash provided by operating activities and debt financing activities.

Cash balances:  As of June 29, 2012, cash and cash equivalents, short-term investments and restricted cash were $30.2 million, as compared to $35.1 million as of March 30, 2012. At June 29, 2012, these amounts were invested 62% in U.S. Treasury notes and government agency investments and cash equivalents.

Cash flow from operating activities:

Net cash used by operating activities was $4.7 million in fiscal 2013 compared to $7.1 million in fiscal 2012. The decrease in net cash used in operating activities in fiscal 2013 resulted principally from the reduction in net loss in fiscal 2013 of $2.4 million, compared to fiscal 2012.

Cash flow from investing activities:

Net cash provided by investing activities was $3.7 million in fiscal 2013 compared to $9.9 million in fiscal 2012. The principal reason for this change was the net effect upon cash of purchases, sales and maturities of short-term investments. These activities provided net cash of $3.8 million and $10.1 million in fiscal 2013 and 2012, respectively.

We used the cash provided by investing activities in fiscal 2013 principally to fund operating activities.

Cash flow from financing activities:

Net cash used in financing activities was $55,000 in fiscal 2013 compared to $145,000 in fiscal 2012.

Financing activities in fiscal 2013 consisted of payments for leased equipment as well as repurchases of common stock from employees to satisfy withholding tax requirements. The principal financing activity in fiscal 2012 was repurchases of common stock from employees to satisfy withholding-tax requirements.

Our contractual obligations and contingencies decreased by $1.7 million from March 30, 2012. This decrease was principally due to ongoing interest and operating lease payments. The following table provides a summary of our contractual obligations and other commercial commitments as of June 29, 2012:

Index

Contractual obligations (in thousands)	Total	2013	2014 to 2015	2016 to 2017	After 2017
Current portion of long-term debt	$1,204	$—	$1,204	$—	$—
Long-term debt	33,000	—	33,000	—	—
Interest on long-term debt	4,421	1,056	3,365	—	—
Operating leases	6,350	1,501	2,588	2,261	—
Capital leases	121	45	55	21	—
Total contractual obligations	$45,096	$2,602	$40,212	$2,282	$—

We have a contract with a third-party technology supplier that calls for payments by us totaling $2.5 million upon receipt of deliverables meeting certain conditions. We believe it is unlikely these payments will become due or be paid.

We have a long-term income tax liability for uncertain tax positions amounting to $371,000 at June 29, 2012. We cannot currently predict the date of settlement or payment, as the timing of resolution of our liability is highly uncertain.

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

At June 29, 2012, Plexus held inventory related to our products. Our deposit relating to this inventory was $2.7 million and reserves relating to this deposit were $1.3 million. Both the deposit and the related reserves are included in prepaid expenses and other assets on the condensed consolidated balance sheets. Additional deposits may be required under the terms of the agreement.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following are the material changes for the three months ended June 29, 2012 from the information reported under Part II, Item 7A of our Form 10-K for the fiscal year ended March 30, 2012:

Index

A 10% change in market interest rates would change the fair value of our investment portfolio by $6,000, as compared to a change of $15,000 as of March 30, 2012.

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

The fair value of the 3¾% convertible senior notes was $2.6 million at June 29, 2012 and $1.5 million at March 30, 2012. The fair value of the 7¼% redeemable convertible subordinated debentures was $11.9 million at June 29, 2012 and $8.2 million at March 30, 2012.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, management, under the supervision and with the participation of the chief executive officer (“CEO”) and chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) at the end of the period covered by this report as well as any changes in disclosure controls and procedures that occurred during the period covered by this report. Our management, including our CEO and CFO, has concluded that our disclosure controls and procedures are effective as of June 29, 2012.

No changes in our internal control over financial reporting occurred during the quarter ended June 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 21, 2012, a purported shareholder of the Company filed a class action complaint against the Company, our directors and an executive officer of the Company, Sonus and Sonus Merger Subsidiary in connection with the proposed merger. The action is captioned Bruno v. Network Equipment Technologies, Inc., et al., Case No. 7643, and is pending in the Court of Chancery of the State of Delaware. On July 10, 2012, a purported shareholder of the company filed a class action complaint against our company, our directors, Sonus and Sonus Merger Subsidiary in connection with the proposed merger. The action is captioned Rogers v. Keating, et al., Case No. RG12638516, and is pending in the Superior Court of California for Alameda County. The Bruno and Rogers complaints allege that the defendants breached and/or aided and abetted the breach of their fiduciary duties to our shareholders, by seeking to sell the company through an allegedly unfair process and allegedly for an unfair price and on unfair terms. The complaints seek, among other things, equitable relief that would enjoin the merger, damages, and attorney’s fees and costs. As is common in this type of litigation, additional lawsuits based upon similar allegations concerning the proposed merger may be filed in the future, in the same or other courts. The Company believes the complaints’ allegations have no merit, and intends to defend against them vigorously. However, all litigation is inherently uncertain, and there can be no assurance that the Company’s defense of these or similar actions will be successful. We have not accrued any amounts related to these complaints, as we believe that a negative outcome is not probable.

A subsidiary of the Company, Quintum Technologies, LLC (Quintum), was party, by interpleader, to three related lawsuits in Greece filed by Lexis SA, a former distributor of Quintum products in Greece. The underlying lawsuits, the first of which was filed in 2006, were cancelled due to the fact that the originating plaintiffs waived their rights against Lexis. Since a negative outcome is therefore not probable, we have not accrued any amounts related to this matter.  As Lexis has not yet formally waived its rights against Quintum, hearings on the matter between Lexis and Quintum remain on calendar and are scheduled for January 2015, but we believe the scheduled hearings may not ever occur.

The Company is the subject of a complaint filed on June 7, 2012, by AIM-IP LLC in the U.S. District Court for the Central District of California. The complaint alleges infringement of a patent relating to the G.729 audio data compression algorithm. We believe that we have various defenses to the complaint, although legal proceedings are subject to inherent uncertainties and unfavorable rulings could occur. We have not accrued an amount relating to this matter as the amount of loss cannot be reasonably estimated.

ITEM 1A. RISK FACTORS

Our business is subject to the risks and uncertainties described in our most recent annual report on Form 10-K (as amended) and as set forth below. There may be additional risks that have not yet been identified and risks that are not material now but could become material. Any one of these risks could hurt our business, results of operations or financial condition. Investors should carefully review the risk factors described in our most recent Annual Report on Form 10-K and any amendments thereto, and the following:

Index

The potential merger with Sonus subjects us to a number of potential material risks.

Our entrance into the merger agreement with Sonus subjects us to a number of potential material risks. In particular, we have incurred and will incur significant costs in connection with the merger. In addition, the announcement and pursuit of the merger may have a negative effect upon our management and other resources available for the continued operation of our business in the ordinary course, our ability to attract and retain key personnel, and our ability to retain and attract customers and to maintain and grow sales, any of which could negatively impact our operating results and stock price. The merger agreement contains restrictions on the conduct of our business prior to the consummation of the acquisition, generally requiring us to conduct our business in the ordinary course and preventing us from taking certain specified actions, subject to specific limitations, all of which may delay or prevent us from undertaking business opportunities that may arise pending completion of the merger and could adversely affect us if the merger is not completed and we remain independent.

If the merger with Sonus is not consummated for any reason, including the failure of our stockholders to adopt the merger agreement or the failure to receive the required regulatory approvals, or if there is a delay in the consummation of the merger, we could be subject to a number of material risks, including potentially negative effects on our operating results and stock price, our ability to attract and retain key personnel, our ability to retain and attract customers and to maintain and grow sales, and the progress of certain projects under development. In addition, under certain circumstances, we could be required to pay a termination fee of $1.25 million to Sonus in order to terminate our merger agreement with Sonus and accept a superior acquisition proposal from a third party, which may discourage third parties from making a competing proposal to acquire NET and could negatively impact our operating results and stock price.

If the merger with Sonus is consummated, our stockholders will cease to participate in our future earnings growth or benefit from any future increase in our value following the merger, and will not be able to realize any benefit from possibility that the price of the shares might have increased in the future to a price greater than $1.35 per share.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Common Stock

The following table reflects purchases made by the Company of its common stock during the quarter ended June 29, 2012:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs

March 31 – April 27, 2012	—	—	—	$—
April 28 – May 25, 2012	21,232	$1.00	—	$—
May 26 – June 29, 2012	—	—	—	$—
	21,232	$1.00	—	$—

(1)	During the quarter ended June 29, 2012, 21,232 shares were acquired directly from employees as payment of tax withholding obligations upon vesting of restricted stock awards.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Index

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

(a)	Exhibits

31.1*	Rule 13a-14(a) Certification (CEO).
31.2*	Rule 13a-14(a) Certification (CFO).
32.1*	Section 1350 Certification (CEO).
32.2*	Section 1350 Certification (CFO).
101**
The following materials from Network Equipment Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

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

Dated: August 10, 2012	NETWORK EQUIPMENT TECHNOLOGIES, INC.

	By:	/s/DAVID WAGENSELLER
David Wagenseller
Chief Executive Officer

	By:	/s/ KAREN C. CARTE
Karen C. Carte
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)